Form 10-Q
period 1996-06-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1996-08-08
CIK 860413

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended June 30, 1996.
                                        -------------

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transaction period from         to
                                         -------    -------
COMMISSION FILE NUMBER   333-3250
                       ------------

                     FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Montana                           81-0331430
- --------------------------------          --------------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

  PO Box 30918, 401 North 31st Street, Billings, Mt        59116-0918
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  406/255-5300
                                                   ---------------

                                         N/A
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes    X       No
                                        -------       -------

The number of shares of Registrant's common stock outstanding on July 15, 1996, was 1,981,501. No preferred shares are issued or outstanding.

                                 (Total of 19 Pages)

                     FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                            Quarterly Report on Form 10-Q

                                        INDEX                              PAGE

PART I.  FINANCIAL INFORMATION

           Item 1 - Financial Statements

              Consolidated Balance Sheets
              June 30, 1996, and December 31, 1995                            3

              Consolidated Statements of Income
              Three months ended June 30, 1996 and 1995, and
              Six months ended June 30, 1996 and 1995                         4

              Consolidated Statements of Cash Flows
              Six months ended June 30, 1996 and 1995                         5

              Notes to Unaudited Consolidated Financial
              Statements                                                      7

           Item 2 - Managements' Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                               12

PART II. OTHER INFORMATION

           Item 1 - Legal Proceedings                                        16

           Item 2 - Changes in Securities                                    18

           Item 3 - Defaults upon Senior Securities                          18

           Item 4 - Submission of Matters to a Vote of
                    Security Holders                                         18

           Item 5 - Other Information                                        18

           Item 6 - Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                                    19

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                    (Dollars in thousands, except per share data)


                                                             June 30,   December 31,
    ASSETS                                                     1996          1995
    ------                                                     ----          ----
                                                           (Unaudited)
                                                            ---------
Cash and due from banks                                  $     89,546         98,622
Interest bearing deposits in banks                              1,033         23,040
Federal funds sold                                             12,960         44,420
Investment securities:
    Available for sale                                         67,771         65,790
    Held-to-maturity                                          179,546        192,947
                                                          -----------    -----------
                                                              247,317        258,737
    Loans, net                                                940,248        870,378
    Less allowance for loan losses (note 5)                    15,406         15,171
                                                          -----------    -----------
    Net loans                                                 924,842        855,207

Premises and equipment, net                                    33,722         32,540
Accrued interest receivable                                    15,688         14,344
Excess of purchase price over equity in net assets of
    subsidiaries less accumulated amortization of
     $5,034 at June 30, 1996 (unaudited) and $4,630
    at December 31, 1995                                        9,817         10,221
Other real estate owned, net (note 6)                           1,288          1,349
Deferred tax asset                                              6,212          4,432
Other assets                                                    8,053          8,303
                                                          -----------    -----------
                                                         $  1,350,478      1,351,215
                                                          -----------    -----------
                                                          -----------    -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Deposits:
    Noninterest bearing                                       212,433        230,136
    Interest bearing                                          870,054        868,933
                                                          -----------    -----------
         Total deposits                                     1,082,487      1,099,069


Federal funds purchased                                        28,500          3,125
Securities sold under repurchase agreements                    91,507        104,898
Accounts payable and accrued expenses                          12,895         13,396
Other borrowed funds                                            9,308          5,494
Long-term debt                                                 10,234         15,867
                                                          -----------    -----------
         Total liabilities                                  1,234,931      1,241,849


Commitments and contingencies (note 8)

Stockholders' equity (note 4):
Common stock without par value; authorized 5,000,000
    shares; issued 1,940,328 shares at June 30, 1995
    (unaudited) and 1,947,760 shares at
     December 31, 1995                                          6,038          6,692
Retained earnings                                             109,594        102,281
Unrealized holding gain (loss) on investment securities
     held for sale                                                (85)           393
                                                          -----------    -----------
         Total stockholders' equity                           115,547        109,366
                                                          -----------    -----------
                                                          $ 1,350,478      1,351,215
                                                          -----------    -----------
                                                          -----------    -----------

Book value per common share                               $     59.55          56.15
                                                          -----------    -----------
                                                          -----------    -----------


    See accompanying notes to unaudited consolidated financial statements.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                          Consolidated Statements of Income
                    (Dollars in thousands, except per share data)
                                     (Unaudited)


                                                                 For the three months          For the six months
                                                                   ended June 30,                 ended June 19,
                                                               -----------------------        ---------------------
                                                                1996           1995           1996           1995
                                                                ----           ----           ----           ----
Interest income:
  Interest and fees on loans                                  $22,703         20,879         44,600         39,934
  Interest and dividends on investment securities:
    Taxable                                                     3,480          3,085          6,931          6,307
    Exempt from Federal taxes                                     262            183            498            326
  Interest on deposit with banks                                   21             51            225             71
  Interest on Federal funds sold                                  117            369            600            574
                                                              -------         ------         ------         ------
         Total interest income                                 26,583         24,567         52,854         47,212
                                                              -------         ------         ------         ------
Interest expense:
  Interest on deposits                                          9,648          8,801         19,456         16,474
  Interest on Federal funds purchased                             228            567            259          1,010
  Interest on securities sold under repurchase agreements         977            760          2,106          1,449
  Interest on other borrowed funds                                 57            115            141            251
  Interest on long-term debt                                      267            215            589            331
                                                              -------         ------         ------         ------
         Total interest expense                                11,177         10,458         22,551         19,515
                                                              -------         ------         ------         ------

         Net interest income                                   15,406         14,109         30,303         27,697
  Provision for loan losses (note 5)                              661            398          1,152            780
                                                              -------         ------         ------         ------
         Net interest income after provision for
          loan losses                                          14,745         13,711         29,151         26,917
Other operating income:
  Income from fiduciary activities                                661            651          1,523          1,303
  Service charges on deposit accounts                           1,803          1,636          3,518          3,145
  Data processing                                               1,781          1,485          3,822          2,890
  Other service charges, commissions, and fees                    669            681          1,293          1,323
  Net investment securities gains (losses)                       --               (1)             2            (10)
  Other income                                                    281            212            582            436
                                                              -------         ------         ------         ------
         Total other operating income                           5,195          4,664         10,740          9,087
                                                              -------         ------         ------         ------
Other operating expenses:
  Salaries and wages                                            5,000          4,693          9,897          9,081
  Employee benefits                                             1,293          1,188          2,663          2,479
  Occupancy expense, net                                        1,001            934          2,040          1,886
  Furniture and equipment expenses                              1,461          1,260          2,751          2,563
  Other real estate expense (income), net                         (70)          (399)          (159)          (395)
  FDIC insurance                                                    1            555              3          1,086
  Other expenses                                                3,089          3,005          6,012          5,940
                                                              -------         ------         ------         ------
         Total other operating expenses                        11,775         11,236         23,207         22,640
                                                              -------         ------         ------         ------

Income before income taxes                                      8,165          7,139         16,684         13,364
Income tax expense                                              3,131          2,751          6,414          5,163
                                                              -------         ------         ------         ------

         Net income                                         $   5,034          4,388         10,270          8,201
                                                              -------         ------         ------         ------
                                                              -------         ------         ------         ------

Income per common share                                         $2.58           2.24           5.26           4.18
                                                                -----          -----          -----          -----
                                                                -----          -----          -----          -----

Dividends per common share                                      $ .81            .39           1.52            .77
                                                                -----          -----          -----          -----
                                                                -----          -----          -----          -----

Weighted average common shares outstanding                  1,948,672      1,962,175      1,950,723      1,964,115
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------


See accompanying notes to unaudited consolidated financial statements.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                    (Dollars in thousands, except per share data)
                                     (Unaudited)

                                                                                     For the six months
                                                                                       ended June 30,
                                                                              -------------------------------
                                                                                  1996                1995
                                                                              -----------         -----------
Cash flows from operating activities:
    Interest received                                                        $     49,560              43,839
    Service charges, commissions and fees received, and other income               11,197               9,346
    Interest paid                                                                 (23,460)            (18,520)
    Cash paid to suppliers and employees                                          (22,252)            (18,197)
    Federal and state income taxes paid                                            (6,165)             (4,745)
    Other operating cash receipts                                                   2,105               1,739
                                                                              -----------         -----------
         Net cash provided by operating activities                                 10,985              13,462
                                                                              -----------         -----------

Cash flows from investing activities:
    Purchases of investment securities:
         Held-to-maturity                                                         (40,994)            (12,436)
         Available-for-sale                                                       (11,509)                -
                                                                              -----------         -----------
                                                                                  (52,503)            (12,436)
    Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                          53,773              63,593
         Available-for-sale                                                         8,754               3,309
                                                                              -----------         -----------
                                                                                   62,527              66,902
    Sales of investment securities:
         Held-to-maturity                                                             -                   -
         Available-for-sale                                                           -                   -
                                                                                      -                   -

    Acquisitions of subsidiaries, excluding cash and cash equivalents                 -               (10,747)
    Decrease (increase) in interest bearing deposits in banks                      22,007                (194)
    Extensions of credit to customers, net of repayments                          (71,642)            (67,800)
    Recoveries on loans charged-off                                                   649                 536
    Proceeds from sale of other real estate owned                                     482               1,086
    Capital expenditures, net                                                      (3,013)             (1,994)
                                                                              -----------         -----------
         Net cash used by investing activities                                    (41,493)            (24,647)
                                                                              -----------         -----------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                           (16,582)              7,053
    Net increase (decrease) in federal funds and repurchase agreements             11,984              (3,591)
    Net increase in other borrowed funds                                            3,814               1,233
    Proceeds from long-term borrowings                                                424              13,369
    Repayment of long-term debt                                                    (6,057)               (816)
    Proceeds from issuance of common stock                                            277                 322
    Payments to retire common stock                                                  (931)               (794)
    Dividends paid on common stock                                                 (2,957)             (1,508)
                                                                              -----------         -----------
         Net cash provided (used) by financing activities                         (10,028)             15,268
                                                                              -----------         -----------
         Net increase (decrease) in cash and cash equivalents                     (40,536)              4,083

Cash and cash equivalents at beginning of period                                  143,042              84,657
                                                                              -----------         -----------

Cash and cash equivalents at end of period                                   $    102,506              88,740
                                                                              -----------         -----------
                                                                              -----------         -----------

                                                                                                      (Continued)




            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows, Continued
                    (Dollars in thousands, except per share data)
                                     (Unaudited)

                                                                                      For the six months
                                                                                        ended June 30,
                                                                               -------------------------------
                                                                                  1996                1995
                                                                               -----------         -----------
Reconciliation of net income to net cash provided by
    operating activities:
         Net income                                                              $ 10,270               8,201
         Adjustments to reconcile net income to net cash
          provided by operating activities:
              Provisions for loan and other real estate losses                      1,152                 740
              Depreciation and amortization                                         2,239               2,062
              Net premium amortization on investment securities                       614                 880
              Losses (gains) on sale of investments                                    (2)                 10
              Gain on sale of other real estate owned                                (218)               (418)
              Loss (gains) on sales of property and equipment                           1                   5
              Provision for deferred income taxes                                  (1,476)                243
              Increase in interest receivable                                      (1,344)             (1,570)
              Decrease in other assets                                                250               2,065
              Increase (decrease) in accounts payable and accrued expenses           (501)              1,244
                                                                                 --------            --------

                   Net cash provided by operating activities                     $ 10,985            $ 13,462
                                                                                 --------            --------
                                                                                 --------            --------

Noncash Investing and Financing Activities:

The Company transferred loans of $197 and $164 to other real estate owned during the six months ended June 30, 1996 and 1995 (unaudited), respectively.







See accompanying notes to unaudited consolidated financial statements.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at June 30, 1996 and December 31, 1995, and the results of consolidated operations and cash flows for each of the six month periods ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1995 is derived from audited consolidated financial statements.

    The 1995 consolidated financial statements have been reclassified to conform to the 1996 consolidated financial statement presentations.

(2) CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold for one-day-periods.

(3) COMPUTATION OF EARNING PER SHARE

    Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Stock options outstanding are considered common stock equivalents, and are included in computations of weighted average shares outstanding.

    Earnings per share for the three month and six month periods ending June 30, 1996 were $2.58 and $5.26, respectively, based on the weighted average shares of common equivalent shares outstanding during the respective periods of 1,948,672 and 1,950,723. Earnings per share for the three and six month periods ending June 30, 1995 were $2.24 and $4.18, respectively, based on the weighted average number of common equivalent shares outstanding during the respective periods of 1,962,175 and 1,964,115.

(4) CASH DIVIDENDS

    On July 15, 1996, the Company paid a cash dividend on second quarter earnings of $.76 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1996 dividend represents 30% of the Company's net income for the quarter ended June 30, 1996.




                                                                     (Continued)

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)



(5) ALLOWANCE FOR POSSIBLE LOAN LOSSES

    Transactions in the allowance for possible loan losses are summarized below for each of the three month and six month periods ended June 30, 1996 and 1995:

                                  For the three months       For the six months
                                      ended June 30,           ended June 30,
                                 ----------------------     --------------------
                                    1996         1995        1996         1995
                                 ---------    ---------     ---------   --------
Balance at beginning of period   $15,242       14,457       15,171      13,726
Beginning allowance of acquired
 banks                               -            382          -           917
Provision during the period          661          398        1,152         780
                                 -------       ------       ------      ------
                                  15,903       15,237       16,323      15,423

Deduct:
  Loans charged off                  903          369        1,566         835
  Recoveries of loans previously
   charged off                      (406)        (256)        (649)       (536)
                                 -------       ------       ------      ------
      Net chargeoffs                 497          113          917         299
                                 -------       ------       ------      ------

Balance at end of period         $15,406       15,124       15,406      15,124
                                 -------       ------       ------      ------
                                 -------       ------       ------      ------

(6)  OTHER REAL ESTATE OWNED (OREO)

     Other real estate consists of the following:

                                                       June 30,   December 31,
                                                        1996         1995
                                                        ----         ----
     Other real estate                                 $1,836        1,903
     Less allowance for OREO losses                       548          554
                                                       ------        -----

                                                       $1,288        1,349
                                                       ------        -----
                                                       ------        -----


                                                                     (Continued)

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)



     Transactions in the allowance for OREO losses were as follows:

                                   Three months ended        Six months ended
                                        June 30,                  June 30,
                                 ----------------------     --------------------
                                    1996          1995         1996        1995
                                 ---------    ---------     ---------   --------
 Balance at beginning of period     $548        1,028          554       1,048
 Provision during the period         -            (33)          -          (40)
 Property writedowns                 -           (421)          -         (421)
 Losses on disposition               -             (3)          (6)        (16)
                                    ----          ---          ---         ---

 Balance at end of period           $548          571          548         571
                                    ----          ---          ---         ---
                                    ----          ---          ---         ---

The changes in the balance of other real estate for the six months ended June 30, 1996 and 1995 can be summarized as follows:

                                             Six months ended June 30,
                                   --------------------------------------------
                                                1996                     1995
                                                 ----                     ----

   Balance at beginning of period              $1,903                    2,892
   Add transfers from loans                       197                      164
   Add cash improvements                           -                        -
   Cash proceeds from sales          482                     1,144
   Less gains on sales               218                       418
                                  ------                     -----

     Net basis of OREO sold                      (264)                    (726)
   Write-offs                                      -                      (421)
                                               ------                    -----

       Balances, end of period                 $1,836                    1,909
                                               ------                    -----
                                               ------                    -----


(7) ACQUISITIONS

    In November 1995, the Company filed an application with the Office of Thrift Supervision for permission to form a de novo savings bank in Hamilton, Montana. The Company has received regulatory approval, and intends to initially capitalize the new institution at $2,000 from existing cash. Opening of the thrift is currently expected to occur in the first quarter of 1997.


                                                                     (Continued)

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)

    On May 24, 1996, the Company signed an agreement with Wells Fargo & Company to purchase all of the stock of the First Interstate Bank of Montana, N.A., with offices in Kalispell, Great Falls and Cut Bank, as well as all of the stock of First Interstate Bank of Wyoming, N.A., with offices in Casper, Riverton, and Laramie. The total purchase price is $72 million, subject to certain adjustments. Completion of the acquisition is subject to various regulatory approvals and other conditions which must be satisified by each of the parties to the agreement.

    The Company intends to fund the acquisitions through a combination of debt and the issuance of preferred stock. A total of $40 million is expected to be provided through the issuance of Company preferred stock ($20 million) and unsecured debt ($20 million), with the remaining $32 million to be funded by a term loan secured by stock of FIBM subsidiaries.

    Subject to satisfaction of conditions, closing of the acquisitions is scheduled to occur on October 1, 1996, but no later than December 2, 1996. With the acquisitions, consolidated assets of the Company will total approximately $1.9 billion, as compared to consolidated assets at June 30, 1996 of $1.35 billion.

    In connection with the proposed acquisitions, the Company and Wells Fargo & Company have entered into a trademark license agreement granting the Company and its subsidiaries an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana, Wyoming, North Dakota, South Dakota and Nebraska. By mutual agreement of the parties, the franchise agreement between the Company and Wells Fargo & Company has been terminated.

(8) COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is named or threatened to be named as defendant in various lawsuits, some of which involve claims for substantial amounts of actual and/or punitive damages. With respect to each of these suits it is the opinion of management, following consultation with legal counsel, the suits are without merit or in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition or the results of operations.

    The Parent Company and each of its subsidiary banks have been franchisees of First Interstate Bancorp pursuant to a master franchise agreement that was initiated in 1983 for a thirty year primary term which required the payment of certain royalties. Wells Fargo & Company ("Wells") acquired First Interstate Bancorp, the Company's franchisor, effective April 1, 1996. Further, the names of First Interstate Bancorp's banking subsidiaries are being changed to Wells Fargo. On May 24, 1996, the Company and Wells entered into a trademark license agreement granting the Company and its subsidiaries an exclusive, nontransferable license to use the "First Interstate" name and logo in certain states, and the franchise agreement was terminated (see Note 7).


                                                                     (Continued)

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)

    During 1985, the Company entered into a partnership agreement with two outside parties for the purpose of purchasing certain land and building with an aggregate cost of approximately $20,000. The Company is a tenant in the building and currently owns 50% interest in the property. During 1995, the partnership refinanced the unpaid balance of its original debt. The new term debt of the partnership of $11,211 at December 31, 1995 is guaranteed by each of the partners.

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, in varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet.

    Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

                                       ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Dollars in thousands)



(1) MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF BALANCE SHEET ITEMS AT JUNE 30, 1996 AND DECEMBER 31, 1995.

    GENERAL. During the six month period ending June 30, 1996, total assets decreased slightly from $1,351,215 at December 31, 1995 to $1,350,478 at June 30, 1996. The decrease in assets is primarily due to seasonal declines of customer deposits, including securities sold under repurchase agreements, during the period. As compared to the same date in 1995, total assets at June 30, 1996 have increased $105,367 or 8.5%, principally as a result of internal growth.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 1996, consisting of cash on hand, amounts due from banks and federal funds sold for one day periods, decreased $40,536 or 28.3% from December 31, 1995. In part, this decrease is associated with the seasonal declines in customer demand deposits at the Company's banking subsidiaries. Federal funds sold balances decreased $31,460 or 70.8% from December 31, 1995 as excess funds were invested in higher yielding loans.

    INTEREST BEARING DEPOSITS IN BANKS.   Interest bearing deposits in banks,
    of which $22,007 were deposits with the Federal Home Loan Bank of Seattle ("FHLB") at December 31, 1995, decreased to $1,033 at June 30, 1996 as funds previously on deposit with the FHLB were withdrawn to provide additional liquidity to fund increases in other earning assets, principally loans.

    INVESTMENT SECURITIES.   Investment securities decreased $11,420 or 4.4%
    from $258,737 at December 31, 1995 to $247,317 at June 30, 1996 as some of the proceeds from maturities and scheduled paydowns of investment securities were used to fund increases in loans. There were no trading securities held during the period, and no sales of investments held as available for sale.

    A slight increase in market interest rates during the first half of 1996 resulted in lower market values of securities classified as available for sale. Net unrealized losses on investments held for sale, net of related deferred tax expense, were $85 at June 30, 1996, a net valuation decline of $478 from net unrealized gains of $393 at December 31, 1995, a net valuation decline in total securities held for sale of approximately .7%.

    LOANS. Net loans increased $69,635 or 8.1% during the first six months of 1996 from consolidated net loans of $855,207 at December 31, 1995 to $924,842 at June 30, 1996. In the first half of 1995, loans increased $65,309 or 8.9% excluding the increases in loans as the result of acquisitions during the period. The Company experienced increased loan volumes in all major categories of loans during the first six months of both 1996 and 1995.Increases in loan demand are attributed to continued strong economic conditions in the communities served by FIBM's bank subsidiaries, as well as some seasonal increases, particularly in agricultural lending, following traditional paydowns in the fourth quarter.

    DEPOSITS. Total deposits decreased $16,582 or 1.5% from $1,099,069 at December 31, 1995 to $1,082,487 at June 30, 1996. Noninterest bearing deposits declined from December 31, 1995 (down $17,703 or 7.7% at June 30,
    1996), however, interest bearing deposits experienced modest growth, increasing $1,121 or .1% to $870,054 at June 30, 1996. The decrease in total deposits is principally related to an expected seasonal slowdown in overall deposit growth that has historically occurred during the first half of the year. Compared to the same date in 1995, total deposits at June 30, 1996 have increased $52,752 or 5.1%, over 90% of which has been in interest bearing categories.

    LONG TERM DEBT AND OTHER BORROWED FUNDS. During the first six months of 1996, the Company's long term indebtedness was reduced $5,633 of 35.5% from $15,867 at December 31, 1995 to $10,234 at June 30, 1996, $5,000 of which was the prepayment of a FHLB note due June 2, 1997 by the Company's Wyoming banking subsidiary. During the same period, other borrowed funds increased $3,814 or 69.4% from $5,494 to $9,308. The increase in other borrowed funds, principally interest bearing demand notes issued to the United States Treasury, is seasonal in nature and unrelated to the repayment of the FHLB note. Other borrowed funds of $7,826 at June 30, 1995 were up $2,590 or 49.5% from December 31, 1994.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

    GENERAL. On May 19, 1995, the Company acquired all of the outstanding ownership of First Park County Bancshares, Inc. ("FPCBI") and its bank subsidiary First National Park Bank ("FNPB") with its two branch locations in Livingston and Gardiner, Montana. FPCBI was subsequently dissolved and FNPB was merged into the Company's existing Montana banking subsidiary. Accordingly, the results of operations for the six months ended June 30, 1995 only include revenues and expenses for the Livingston and Gardiner branches for 42 days as compared to inclusion for the entire six month period in 1996. While comparisons of individual revenue sources and expenses may be affected by the acquisition, the additional net income related to the inclusion of Livingston and Gardiner for all of 1996 is largely offset by increased interest expense and reduced investment income at the Parent Company as the result of borrowings and the liquidation of short term investments to fund the acquisition, as well as the increased expense related to the amortization of goodwill.

    NET INCOME. Net income for the six months ended June 30, 1996 and 1995 was $10,270 and $8,201, respectively, an increase of $2,069 or 25.2% in 1996. The increase was principally due to increases in net interest income and noninterest income, and the substantial reduction of FDIC premiums in 1996.

    NET INTEREST INCOME. Net interest income for the six months ended June 30, 1996 and 1995 was $30,303 and $27,697, respectively, an increase in 1996 of $2,606 or 9.4%. The primary components of the increase in net interest income are growth in the overall volume of earning assets and a shift in the mix of earning assets towards higher yielding loans with related loan fee income.

    Average loans outstanding, the largest single component of average earning assets, were $897,833 for the first six months of 1996, up $89,788 or 11.1% from $808,045 for the comparable period in 1995. Of the increase in average loans, approximately $29,500 is the result of the additions of the Livingston and Gardiner branches which occurred on May 19, 1995. This higher level of loans will continue to provide support for the net interest margin. Management anticipates, however, there will be downward pressures on the Company's interest margin in the remainder of 1996 due to increasing competition.

    Customer loan fees, included in interest income for financial reporting purposes, were $2,564 for the six months ended June 30, 1996, up $578 or 29.1% from $1,986 in the first six months of 1995. Although partially the result of the acquisition of the Livingston and Gardiner branches in May 1995, the increase in loan fees is primarily the result of an increase in real estate loan fees which were $1,088 in 1996 as compared to $690 in 1995 ($398 or 57.7%). New real estate loans and refinancing of existing loans declined in the first half of the 1995, but began to rise again in the third quarter of 1995 and into 1996 as real estate loan activity rebounded in the markets served by FIBM. Increases in loan volumes in other categories of loans also contributed to the increase in customer loan fees between periods.

    Maintaining steady growth in net interest income is one of the Company's primary objectives and is monitored through the Company's asset/liability management process. The Company has historically achieved this objective, in part as a result of having systems, procedures, and products in place to manage and promote balance sheet growth, maintain a strong net interest margin and remain competitively priced. Management believes the Company, as in the past, is well positioned to maintain its solid growth in net interest income.

    PROVISION FOR LOAN LOSSES. The provision for loan losses was $1,152 and $780 for the six months ended June 30, 1996 and 1995, respectively, an increase of $372 or 47.7%.This increase in loan loss provision is principally associated with the increased volumes of loans outstanding, but is also reflective of management's evaluation of the risks inherent in the loan portfolio and current economic conditions. While management has made modest increases in loan loss provisions as related to current levels of problem and classified credits in 1996, a significant shift in economic trends and/or increased volumes of problem credits or charge-offs would likely require increased loan loss provisions in the future.

    NON-INTEREST INCOME. Total non-interest income increased $1,653 or 18.2% from $9,087 to $10,740 for the six months ended June 30, 1995 and 1996, respectively. Of this increase, approximately $209 is associated with addition of the Livingston and Gardiner branches in May 1995. Income from data processing services increased $932 or 32.2% from $2,890 to $3,822 for the first six months of 1995 and 1996, respectively. Revenues from the Company's Trust division also contributed to the overall increase in noninterest income in the first half of 1996, up $220 or 16.9% from $1,303 to $1,523 for the six month periods ending June 30, 1995 and 1996, respectively.

    The primary increase in data processing income was the result of increases in data processing customers and the resulting increase in transaction volumes. The Company's data processing division has continued to expand its ATM network, which increased 59% during all of 1995. Through the first half of 1996, transaction volumes related to the Company's ATM network are up 19.8% from ATM transaction levels for the first six months of 1995. Although it has not grown as rapidly as the ATM network, the customer base and related transaction volumes for regular data processing services have also increased from prior year levels. Expansion of both regular data processing services and the Company's ATM network have continued through the first six months of 1996, however, future growth in data processing revenues is not assured. Increases in data processing revenues as the result of expansion of the data division's customer base have been partially offset by increases in operating expenses of the data processing division of the Parent Company. On a pretax basis, data processing division revenues, net of its operating expenses for the first six months of 1996 have increased $577 or 50.5% over the comparable period of 1995.

    Increases in revenues from fiduciary activities were the result of growth in the value of existing trust accounts upon which fees for services are based, growth in the Trust division's customer base and an increase in the Trust division's fee schedule.

    NON-INTEREST EXPENSES. Overall, non-interest expenses increased $567 (2.5%) from $22,640 for the six months ended June 30, 1995 to $23,207 for the comparable period of 1996. Inflationary increases in expenses, as well as the increases in expenses associated with the additions of the Livingston and Gardiner branches, were largely offset by a substantial reduction of FDIC premiums between periods.

    Other real estate expenses, net of gains on sales of properties held that are included with expenses for reporting purposes, netted to revenue of $395 for the first half of 1995 as compared to net revenue of $159 for the first six months of 1996, a net increase in expense of $236 in 1996 as the result of greater gains on sales of foreclosed properties in the first half of 1995.

    FDIC insurance premiums were only $3 for the first six months of 1996 compared to $1,086 for the first half of 1995 as the result of the substantial reductions in rates assessed on deposits by the FDIC in the latter half of 1995. FDIC insurance costs for the full twelve months of 1995 were $1,127.

    Other changes in non-interest expenses, adjusted for the increases associated with the additions of the branches in Livingston and Gardiner, were principally the result of inflationary increases in costs and were not individually significant.

    MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

    GENERAL. Similar to the comparison of the results of operations for the six months ended June 30, 1996 and 1995, comparatives for the three months ended June 30, 1995 only include revenues and expenses for the Livingston and Gardiner branches for 42 days as compared to inclusion for the entire second quarter in 1996. While comparisons of individual revenue sources and expenses may be affected by the acquisition, the additional net income related to the inclusion of Livingston and Gardiner for all of the second quarter of 1996 is largely offset by increased interest expense and reduced investment income at the Parent Company as the result of borrowings and the liquidation of short term investments to fund the acquisition, as well as the increased expense related to the amortization of goodwill.

    NET INCOME. Net income for the three months ended June 30, 1996 and 1995 was $5,034 and $4,388, respectively, an increase of $646 or 14.7% in 1996. The increase was principally due to increases in net interest income and noninterest income. In addition, the substantial reduction of FDIC premiums contributed to the increase in second quarter earnings.

    NET INTEREST INCOME. Net interest income for the three months ended June 30, 1996 and 1995 was $15,406 and $14,109, respectively, an increase of $1,297 or 9.2% in 1996. The increase is the result of an increase in total interest income of $2,016, offset by an increase in total interest expenses of $719.

    The primary components of the increase in interest income between periods are growth in the overall volume of earning assets and a shift in the mix of earning assets as funds from maturing investment securities have been reinvested in higher yielding loans. Total loans outstanding as of June 30, 1996 are up $71,885 or 8.3% from total loans outstanding at June 30, 1995. This significantly higher level of loans continues to provide support for the net interest margin, upon which management anticipates downward pressures for the remainder of 1996 due to increasing competition, slowing loan growth, and a flattened yield curve.

    Customer loan fees, which are included in interest income for financial reporting purposes, were $1,262 for the three months ended June 30, 1996, $137 greater than loan fees recorded in the second quarter of 1995, but slightly less than the $1,302 in the first quarter of 1996. Although partially the result of the acquisition of the Livingston and Gardiner branches which occurred in May, 1995, the increase in loan fees is largely the result of an increase in real estate loan fees which increased $110 between periods. Real estate loan fees were $552 for the three months ended June 30, 1996 as compared to $536 in the first quarter of 1996 and
    $442 in the second quarter of 1995.   Demand for new real estate loans and
    refinancing of existing loans began to increase in the third quarter of 1995 after a decline in the first half of the 1995. Increases in loan volumes in other categories of loans also contributed to the increase in customer loan fees between periods.

    PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months ended June 30, 1996 was $661, up from the second quarter provision of $398 in 1995 and $170 more than recorded in the first quarter of 1996. The increased loan loss provision is reflective of management's decision to increase the allowance for possible loan losses in response to the large increase in outstanding loan volumes, current economic conditions and management's evaluation of the risks inherent in the loan portfolio.

    NON-INTEREST INCOME. Total non-interest income increased $531 or 11.4% from $4,664 to $5,195 for the three months ended June 30, 1995 and 1996, respectively.

    Income from data processing services increased $296 or 19.9% from $1,485 in the second quarter of 1995 to $1,781 for the three months ended June 30, 1996, however, were down $260 from the first quarter of 1996. The increase in data processing income between years is the result of an increase in data processing customers and the resulting increase in transaction volumes, particularily as related to unaffiliated ATM locations served by the Company's ATM network. The decrease in revenues between the first and second quarters of 1996 is due, in large part, to additional processing loads in the first quarter related to year-end reporting.

    Other income increased $59 or 27.8% from $212 for the three months ended June 30, 1995 to $281 for the second quarter of 1996. The increase in other income between periods is consistent with the year-to-date increase, and is primarily due to increased check printing income.

    NON-INTEREST EXPENSES. Non-interest expenses increased $539 or 4.8% from $11,236 for the quarter ended June 30, 1995 to $11,775 for the same period of 1996. Inflationary increases in expenses, as well as increased expenses associated with the acquisitions of the Livingston and Gardiner branches in May 1995, were partially offset by the substantial reduction of FDIC premiums between periods.

    Salaries and benefits were $6,293 and $5,881 for the three month periods ended June 30, 1996 and 1995, respectively, an increase of $412 or 7.0% in 1996. While partially due to overall inflationary increases, salaries and benefits also increased as the result of the addition of the Livingston and Gardiner branches in May 1995.

    Furniture and equipment expenses increased $201 or 16.0% from $1,260 for the three months ended June 30, 1995 to $1,461 for the three months ended June 30, 1996. The increase in furniture and equipment expenses was primarily the result of additional depreciation and maintenance expenses associated with data processing equipment upgrades in the Company's Data division that were placed in service during the second quarter of 1996. Total costs associated with the upgrade, most of which were capitalized, aggregated in excess of $3,000.

    Other real estate expense, recorded net of gains on sales for financial reporting purposes, represented an increase in expense of $329 as the Company recorded income of $70 in the second quarter of 1996 as compared to income of $399 in the second quarter of 1995. The Company recorded net other real estate income of $89 in the first quarter of 1996. Additional sales of OREO properties at prices in excess of the carrying values have resulted in sales gains. Additionally, earnings are favorably impacted as properties are sold from the elimination of carrying costs of the properties such as insurance and taxes as well as the reinvestment of sales proceeds in earning assets. As inventories of these properties have been significantly reduced in the last four years from historically high levels, sales gains are expected to continue to decline.

    FDIC insurance premiums were only $1 for the three months ended June 30, 1996 compared to $555 for the second quarter of 1995 as the result of the substantial rate reductions assessed on deposits in the latter half of 1995. FDIC insurance premiums were $2 for the three months ended March 31, 1996.

    Included in non-interest expenses is amortization expense related to the purchase price of subsidiaries in excess of their equity in net assets. Amortization expense recorded in the second quarter of 1996 was $198, up $27 from $171 in the second quarter of 1995. The increase related to the acquistion of FPCBI midway through the second quarter of 1995.

    Other variances in non-interest expenses for the second quarter of 1996 as compared to the second quarter of 1995 and the first quarter of 1996, as adjusted for the seven less weeks of expenses in the Livingston and Gardiner offices in the second quarter of 1995, were principally the result of inflationary increases in costs and were not individually significant.

                             PART II.  OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS
              None

ITEM 2   CHANGES IN SECURITIES
              None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5   OTHER INFORMATION
              Not applicable or not required

ITEM 6   EXHIBITS AND REPORTS OF FORM 8-K

         (a)  Exhibits - None

         (b) A report on Form 8-K dated June 13, 1996 was filed for the press release by the Company describing the proposed acquisitions of two banking subsidiaries of Wells Fargo & Company, termination of the Company's franchise agreement with First Interstate Bancorp, and signing of a trademark license agreement for the continued use of the First Interstate name.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

              FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.



Date   August 6, 1996                       WILLIAM H. RUEGAMER
     ----------------------     -------------------------------------------
                                            William H. Ruegamer
                                            Director, Executive Vice President
                                            and Chief Operating Officer




Date   August 6, 1996                       TERRILL R. MOORE
     ----------------------     -------------------------------------------
                                            Terrill R. Moore
                                            Senior Vice President and
                                            Chief Financial Officer