Form 10-Q
period 1996-09-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1996-11-12
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______

COMMISSION FILE NUMBER   333-3250

             First Interstate BancSystem of Montana, Inc.
             ---------------------------------------------
       (Exact name of registrant as specified in its charter)

               Montana                           81-0331430
   -------------------------------          ---------------------
   State or other jurisdiction of              (IRS Employer
    incorporation or organization)           Identification No.)

  PO Box 30918, 401 North 31st Street, Billings, MT     59116-0918
  -------------------------------------------------     -----------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  406/255-5300
                                                    ------------

                                N/A
      -----------------------------------------------------
      (Former name, former address, and former fiscal year,
                   if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days    Yes /X/   No / /

The number of shares of Registrant's common stock outstanding on October 15, 1996, was 1,980,858. The number of shares of Registrant's noncumulative preferred stock with a stated value of $1,000 per share issued on October 1, 1996 and outstanding on October 15, 1996 was 20,000.

                               (Total of 20 Pages)

                  FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                          Quarterly Report on Form 10-Q

                           INDEX                                  PAGE
                           -----                                  ----

PART I.   FINANCIAL INFORMATION

               Item 1 - Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1996, and December 31, 1995         3

                    Consolidated Statements of Income
                    Three months ended September 30, 1996
                    and 1995, and Nine months ended
                    September 30, 1996 and 1995                       4

                    Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1996
                    and 1995                                          5

                    Notes to Unaudited Consolidated Financial
                    Statements                                        7

               Item 2 - Managements' Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                13

PART II.  OTHER INFORMATION

               Item 1 - Legal Proceedings                            18
               Item 2 - Changes in Securities                        18

               Item 3 - Defaults upon Senior Securities              19

               Item 4 - Submission of Matters to a Vote of
                           Security Holders                          19

               Item 5 - Other Information                            19

               Item 6 - Exhibits and Reports on Form 8-K             19

SIGNATURES                                                           20

    FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
              (Dollars in thousands, except per share data)

                                                      September 30,  December 31,
                       ASSETS                             1996           1995
                                                      -------------  ------------
                                                      (unaudited)

   Cash and due from banks                              $   91,620        98,622
   Interest bearing deposits in banks                        6,035        23,040
   Federal funds sold                                       22,555        44,420
   Investment securities:
    Available-for-sale                                      64,583        65,790
    Held-to-maturity                                       171,407       192,947
                                                        ----------     ---------
                                                           235,990       258,737
   Loans, net                                              948,091       870,378
   Less allowance for loan losses (note 5)                  15,916        15,171
                                                        ----------     ---------
           Net loans                                       932,175       855,207

   Premises and equipment, net                              33,937        32,540
   Accrued interest receivable                              16,146        14,344
   Excess of purchase price over equity in net assets of
     subsidiaries less accumulated amortization of $5,240
     at September 30, 1996 (unaudited) and $4,630
     at December 31, 1995                                    9,615        10,221
   Other real estate owned, net (note 6)                     1,394         1,349
   Deferred tax asset                                        5,921         4,432
   Other assets                                              8,664         8,303
                                                        ----------     ---------
                                                        $1,364,052     1,351,215
                                                        ----------     ---------
                                                        ----------     ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                    217,196       230,136
    Interest bearing                                       889,611       868,933
                                                        ----------     ---------
         Total deposits                                  1,106,807     1,099,069

Federal funds purchased                                         --         3,125
Securities sold under repurchase agreements                 99,774       104,898
Accounts payable and accrued expenses                       13,919        13,396
Other borrowed funds                                        10,790         5,494
Long-term debt                                              10,234        15,867
                                                        ----------     ---------
         Total liabilities                               1,241,524     1,241,849

Commitments and contingencies (note 8)

Stockholders' equity (note 4):
 Preferred stock without voting rights; authorized
  100,000 shares; none   issued at September 30, 1996
  (unaudited) and December 31, 1995                             --            --
 Common stock without par value; authorized 5,000,000
   shares; issued 1,981,191 shares at September 30, 1996
   (unaudited) and 1,947,760 shares at December 31, 1995     9,172         6,692
 Retained earnings                                         113,300       102,281
 Unrealized gain on investment securities
     available-for-sale                                         56           393
                                                        ----------     ---------
         Total stockholders' equity                        122,528       109,366
                                                        ----------     ---------
                                                        $1,364,052     1,351,215
                                                        ----------     ---------
                                                        ----------     ---------

   Book value per common share                              $61.85         56.15
                                                        ----------     ---------
                                                        ----------     ---------


  See accompanying notes to unaudited consolidated financial statements.

     FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                                                For the three months          For the nine months
                                                                 Ended September 30,           Ended September 30,
                                                              -----------------------     -----------------------
                                                                 1996          1995           1996        1995
                                                              ----------    ---------     ---------     ---------
Interest income:
   Interest and fees on loans                                 $   23,509       21,836        68,109        61,770
   Interest and dividends on investment securities:
      Taxable                                                      3,187        2,843        10,118         9,150
      Exempt from Federal taxes                                      243          225           741           551
   Interest on deposit with banks                                     43           18           268            52
   Interest on Federal funds sold                                    239          585           839         1,196
                                                              ----------    ---------     ---------     ---------
         Total interest income                                    27,221       25,507        80,075        72,719
                                                              ----------    ---------     ---------     ---------
Interest expense:
   Interest on deposits                                            9,794        9,536        29,250        26,010
   Interest on Federal funds purchased                               178           11           437           984
   Interest on securities sold under repurchase agreements         1,049          931         3,155         2,418
   Interest on other borrowed funds                                   88           89           229           223
   Interest on long-term debt                                        246          376           835           823
                                                              ----------    ---------     ---------     ---------
         Total interest expense                                   11,355       10,943        33,906        30,458
                                                              ----------    ---------     ---------     ---------

Net interest income                                               15,866       14,564        46,169        42,261
Provision for loan losses (note 5)                                   700          490         1,852         1,270
                                                              ----------    ---------     ---------     ---------
          Net interest income after provision for
            loan losses                                           15,166       14,074        44,317        40,991

Other operating income:
   Income from fiduciary activities                                  659          661         2,182         1,964
   Service charges on deposit accounts                             1,851        1,699         5,369         4,844
   Data processing                                                 1,781        1,650         5,603         4,540
   Other service charges, commissions, and fees                      732          788         2,025         2,111
   Net investment securities gains (losses)                           --            4             2            (6)
   Other income                                                      318          210           900           646
                                                              ----------    ---------     ---------     ---------
         Total other operating income                              5,341        5,012        16,081        14,099
                                                              ----------    ---------     ---------     ---------
Other operating expenses:
   Salaries and wages                                              5,089        4,967        14,986        14,048
   Employee benefits                                               1,272        1,078         3,935         3,557
   Occupancy expense, net                                          1,019        1,007         3,059         2,893
   Furniture and equipment expenses                                1,532        1,347         4,283         3,910
   Other real estate expense (income), net                            (3)         (82)         (162)         (477)
   FDIC insurance                                                      1          (40)            4         1,046
   Other expenses                                                  3,148        3,448         9,160         9,388
                                                              ----------    ---------     ---------     ---------
         Total other operating expenses                           12,058       11,725        35,265        34,365
                                                              ----------    ---------     ---------     ---------

Income before income taxes                                         8,449        7,361        25,133        20,725
Income tax expense                                                 3,237        2,835         9,651         7,998
                                                              ----------    ---------     ---------     ---------

         Net income                                           $    5,212        4,526        15,482        12,727
                                                              ----------    ---------     ---------     ---------
                                                              ----------    ---------     ---------     ---------

Income per common share                                            $2.63         2.30          7.89          6.48
                                                              ----------    ---------     ---------     ---------
                                                              ----------    ---------     ---------     ---------
Dividends paid per common share                                    $ .76          .56          2.28          1.33
                                                              ----------    ---------     ---------     ---------
                                                              ----------    ---------     ---------     ---------

Weighted average common shares outstanding                     1,988,085    1,959,714     1,970,445     1,962,632
                                                              ----------    ---------     ---------     ---------
                                                              ----------    ---------     ---------     ---------


   See accompanying notes to unaudited consolidated financial statements.

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)

                                                                              For the nine months
                                                                              Ended September 30,
                                                                             --------------------
                                                                               1995         1996
                                                                             --------     -------
Cash flows from operating activities:
   Interest received                                                         $ 75,349      66,633
   Service charges, commissions and fees received, and other income            16,764      14,550
   Interest paid                                                              (34,546)    (28,688)
   Cash paid to suppliers and employees                                       (33,257)    (29,558)
   Federal and state income taxes paid                                         (8,913)     (7,357)
   Other operating cash receipts                                                3,082       2,610
                                                                             --------     -------
         Net cash provided by operating activities                             18,479      18,190
                                                                             --------     -------

Cash flows from investing activities:
   Purchases of investment securities:
      Held-to-maturity                                                        (50,164)    (34,360)
      Available-for-sale                                                      (11,509)         --
                                                                             --------     -------
                                                                              (61,673)    (34,360)

   Proceeds from maturities and pay downs of investment securities:
      Held-to-maturity                                                         70,673      74,445
      Available-for-sale                                                       12,352       6,270
                                                                             --------     -------
                                                                               83,025      80,715

   Sales of investment securities:
      Held-to-maturity                                                             --          --
      Available-for-sale                                                           --          --
                                                                             --------     -------
                                                                                   --          --

   Acquisitions of subsidiaries, excluding cash and cash equivalents               --     (10,747)
   Decrease (increase) in interest bearing deposits in banks                   17,005          10
   Extensions of credit to customers, net of repayments                       (80,325)    (46,305)
   Recoveries on loans charged-off                                                909         794
   Proceeds from sale of other real estate owned                                  796       1,253
   Capital expenditures, net                                                   (4,252)     (4,415)
                                                                             --------     -------
         Net cash used by investing activities                                (44,515)    (13,055)
                                                                             --------     -------

Cash flows from financing activities:
   Net increase in deposits                                                     7,738      35,494
   Net increase (decrease) in federal funds and repurchase agreements          (8,249)      6,778
   Net increase in other borrowed funds                                         5,296       4,423
   Proceeds from long-term borrowings                                             424      13,369
   Repayment of long-term debt                                                 (6,057)     (1,566)
   Proceeds from issuance of common stock                                       3,478         322
   Payments to retire common stock                                               (998)       (930)
   Dividends paid on common stock                                              (4,463)     (2,602)
                                                                             --------     -------
         Net cash provided (used) by financing activities                      (2,831)     55,288
                                                                             --------     -------
         Net increase (decrease) in cash and cash equivalents                 (28,867)     60,423

Cash and cash equivalents at beginning of period                              143,042      84,657
                                                                             --------     -------

Cash and cash equivalents at end of period                                   $114,175     145,080
                                                                             --------     -------
                                                                             --------     -------


                                                           (Continued)
                                5

       FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                          (Dollars in thousands)
                                (Unaudited)

                                                                              For the nine months
                                                                              Ended September 30,
                                                                             --------------------
                                                                               1995         1996
                                                                             --------     -------
 Reconciliation of net income to net cash provided by
 operating activities:
  Net income                                                                 $ 15,482      12,727
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provisions for loan and other real estate losses                             1,831       1,229
   Depreciation and amortization                                                3,464       3,196
   Net premium amortization on investment securities                              843       1,282
   Losses (gains) on sale of investments                                           (2)          6
   Gain on sale of other real estate owned                                       (229)       (527)
   Loss (gains) on sales of property and equipment                                  4          (1)
   Provision for deferred income taxes                                         (1,274)        372
   Increase in interest receivable                                             (1,802)     (4,313)
   (Increase) decrease in other assets                                           (361)        386
   Increase in accounts payable and accrued expenses                              523       3,833
                                                                             --------     -------
        Net cash provided by operating activities                            $ 18,479     $18,190
                                                                             --------     -------
                                                                             --------     -------


Noncash Investing and Financing Activities:

The Company transferred loans of $569 and $232 to other real estate owned during the nine months ended September 30, 1996 and 1995 (unaudited), respectively.

   See accompanying notes to unaudited consolidated financial statements.

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

     (1)  BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at September 30, 1996, and the results of consolidated operations for each of the three and nine month periods and cash flows for each of the nine month periods ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1995 is derived from audited consolidated financial statements.

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

     (4)  CASH DIVIDENDS

          On October 15, 1996, the Company declared and paid a cash dividend on third quarter earnings of $.79 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1996 dividend represents 30% of the Company's net income for the quarter ended September 30, 1996.

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

     (5)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

          Transactions in the allowance for possible loan losses are summarized below:

                                             For the three months          For the nine months
                                              Ended September 30,          Ended September 30,
                                           ------------------------       --------------------
                                            1996             1995          1996          1995
                                           -------           ------       ------        ------
Balance at beginning of period             $15,406           15,124       15,171        13,726
Beginning allowance of acquired
 banks                                          --               --           --           917
Provision during the period                    700              490        1,852         1,270
                                           -------           ------       ------        ------
                                            16,106           15,614       17,023        15,913

Deduct:
    Loans charged off                          451              630        2,017         1,465
    Recoveries of loans previously
       charged off                            (261)            (258)        (910)         (794)
                                           -------           ------       ------        ------
            Net chargeoffs                     190              372        1,107           671
                                           -------           ------       ------        ------

Balance at end of period                   $15,916           15,242       15,916        15,242
                                           -------           ------       ------        ------
                                           -------           ------       ------        ------

     (6) OTHER REAL ESTATE OWNED (OREO)

         Other real estate consists of the following:

                                            September 30,  December 31,
                                                1996           1995
                                            -------------  ------------

   Other real estate                           $1,905          1,903
   Less allowance for OREO losses                 511            554
                                               ------          -----
                                               $1,394          1,349
                                               ------          -----
                                               ------          -----

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

     Transactions in the allowance for OREO losses were as follows:

                                         Three months ended   Nine months ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                           1996       1995     1996      1995
                                           ----       ----     ----      ----
Balance at beginning of period             $548        571      554     1,048
Provision (reversal) during the period      (21)        (1)     (21)      (41)
Property writedowns                          --        (28)      --      (449)
Losses on disposition                       (16)        --      (22)      (16)
                                           ----        ---      ---       ---
Balance at end of period                   $511        542      511       542
                                           ----        ---      ---       ---
                                           ----        ---      ---       ---

The changes in the balance of other real estate for the nine months ended September 30, 1996 and 1995 can be summarized as follows:

                                             Nine Months Ended September 30,
                                                   1996             1995
                                                  ------           ------
Balance at beginning of period                    $1,903            2,851
Add transfers from loans                             569              232
Add cash improvements                                 --               --
Cash proceeds from sales                             796            1,253
Less gains on sales                                  229              527
                                                  ------            -----
    Net basis of OREO sold                          (567)            (726)
Write-offs                                            --             (449)
                                                  ------            -----
     Balances, end of period                      $1,905            1,908
                                                  ------            -----
                                                  ------            -----

(7) ACQUISITIONS

          In November 1995, the Company filed an application with the Office of Thrift Supervision for permission to form a de novo savings bank in Hamilton, Montana. The Company has received regulatory approval, and intends to initially capitalize the new institution at $2,000 from existing cash. Opening of the savings bank is currently expected to occur in the fourth quarter of 1996.

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

          On October 1, 1996, the Company completed the purchase of all of the outstanding stock of First Interstate Bank of Montana, N.A., which has offices in the Montana communities of Kalispell, Great Falls, and Cut Bank, and all of the outstanding stock of First Interstate Bank of Wyoming, N.A., which has offices in the Wyoming communities of Casper, Riverton, and Laramie. Total assets of the banks acquired were approximately $550,000. The banks were purchased from Wells Fargo & Company for a total cash purchase price of $72,000, subject to adjustment, up or down, to the extent the historical net book value of the banks acquired at closing, excluding net income tax assets and seller's "push down" purchase accounting adjustments are greater or less than $35,832. Such purchase price adjustment is to be computed and settled between the parties in the fourth quarter, 1996, and is expected to be less than $1,000.

          For accounting purposes, the acquisition will be accounted for as a purchase. Adjustments to the fair value of the net assets acquired will be "pushed down" to the respective banks acquired. Although the acquisition will be accomplished through the purchase of stock, the transaction will be treated as a purchase of assets and assumption of liabilities for income tax purposes.

          The purchase was funded through a combination of $20 million perpetual preferred stock, $20 million subordinated debentures and $31 million additional senior term debt. Additional financing and acquisition costs of approximately $2,129 were funded from working capital.

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

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

          During 1985, the Company entered into a partnership agreement with two outside parties for the purpose of acquiring certain land and constructing a building with an aggregate cost of approximately $20,000. The Company is a tenant in the building and owns a 50% undivided interest in the property. The remaining term debt of the partnership of $10,925 at September 30, 1996 is guaranteed by each of the partners.

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

(9)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

          In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

      FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share data)

          SFAS No. 125 generally requires that the Company recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of income in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115, as amended by SFAS No. 125. The provisions of SFAS No. 125 apply to transactions occurring after December 31, 1996. The Company intends to adopt the provisions of SFAS No. 125 on January 1, 1997, and management expects adoption will not have a material effect on the financial position or results of operations of the Company.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)


(1) MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF BALANCE SHEET ITEMS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.

GENERAL. During the nine month period ending September 30, 1996, total assets increased slightly from $1,351,215 at December 31, 1995 to $1,364,052 at September 30, 1996. As compared to the same date in 1995, total assets at September 30, 1996 have increased $73,541 or 5.7%, principally as a result of internal growth.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 1996, consisting of cash on hand, amounts due from banks and federal funds sold for one day periods, decreased $28,867 or 20.2% from December 31, 1995. In part, this decrease is associated with the seasonal fluctuations in customer demand deposits at the Company's banking subsidiaries. Federal funds sold balances decreased $21,865 or 49.2% from December 31, 1995 as excess funds were invested in higher yielding loans.

INTEREST BEARING DEPOSITS IN BANKS.   Interest bearing deposits in banks, of
which $22,007 were deposits with the Federal Home Loan Bank of Seattle ("FHLB") at December 31, 1995, decreased to $6,035 at September 30, 1996 as funds previously on deposit with the FHLB have been withdrawn to provide additional liquidity to fund increases in other earning assets, principally loans.

INVESTMENT SECURITIES.   Investment securities decreased $22,747 or 8.8% from
$258,737 at December 31, 1995 to $235,990 at September 30, 1996 as some of the proceeds from maturities and scheduled pay downs of investment securities were used to fund increases in loans. There were no trading securities held during the period, and no sales of investments held as available-for-sale.

A slight increase in market interest rates in 1996 has resulted in lower market values of securities classified as available-for-sale. Net unrealized gains on investments available-for-sale, net of related deferred tax expense, were $56 at September 30, 1996, a net valuation decline of $337 from net unrealized gains of $393 at December 31, 1995. As a percentage of total securities available-for-sale at December 31, 1995, the net valuation decline is .5%.

LOANS. Net loans increased $76,968 or 9.0% during the first nine months of 1996 from consolidated net loans of $855,207 at December 31, 1995 to $932,175 at September 30, 1996. The Company experienced increased loan volumes in all major categories of loans during the period, with the most significant increases in commercial and consumer which were up $42,124 and $22,100, respectively. Increases in loan demand are attributed to continued strong economic conditions in the communities served by the Company, as well as some seasonal increases, particularly in agricultural lending, following traditional pay downs in the fourth quarter.

LONG TERM DEBT AND OTHER BORROWED FUNDS. During the first nine months of 1996, the Company's long term indebtedness was reduced $5,633 or 35.5% from $15,867 at December 31, 1995 to $10,234 at September 30, 1996, $5,000 of
which was the prepayment of a FHLB note due June 2, 1997 by the Company's Wyoming banking subsidiary. During the same period, other borrowed funds increased $3,814 or 69.4% from $5,494 to $9,308. The increase in other borrowed funds, principally interest bearing demand notes issued to the United States Treasury, is seasonal in nature and unrelated to the repayment of the FHLB note.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

GENERAL. On May 19, 1995, the Company acquired all of the outstanding ownership of First Park County Bancshares, Inc. ("FPCBI") and its bank subsidiary First National Park Bank ("FNPB") with its two branch locations in Livingston and Gardiner, Montana. FPCBI was subsequently dissolved and FNPB was merged into the Company's existing Montana banking subsidiary. Accordingly, the results of operations for the nine months ended September 30, 1995 only include revenues and expenses for the Livingston and Gardiner branches for roughly half the 1995 period compared to inclusion for the entire nine month period in 1996. While comparisons of individual revenue sources and expenses may be affected by the acquisition, the additional net income related to the inclusion of Livingston and Gardiner branches for all of 1996 is largely offset by increased interest expense and reduced investment income at the Parent Company as the result of borrowings and the liquidation of short term investments to fund the acquisition, as well as the increased expense related to the amortization of goodwill.

NET INCOME. Net income for the nine months ended September 30, 1996 and 1995 was $15,482 and $12,727, respectively, an increase of $2,755 or 21.6% in 1996. The increase was principally due to increases in net interest income and noninterest income, and the substantial reduction of FDIC premiums in 1996.

NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1996 and 1995 was $46,169 and $42,261, respectively, an increase in 1996 of $3,908 or 9.2%. The primary components of the increase in net interest income are growth in the overall volume of earning assets and a shift in the mix of earning assets towards higher yielding loans with related loan fee income.

Average loans outstanding, the largest single component of average earning assets, were $913,482 for the first nine months of 1996, up $85,963 or 10.4% from average loans of $827,519 for the comparable period in 1995. While average loans increased, in part due to the additions of the Livingston and Gardiner branches in May 1995, the increase in average loans is primarily the result of internal growth. This higher level of loans will continue to provide support for the net interest margin.

Customer loan fees, included in interest income for financial reporting purposes, were $3,768 for the nine months ended September 30, 1996, up $701 or 22.9% from $3,067 in the first nine months of 1995. Although partially the result of the acquisition of the Livingston and Gardiner branches in May 1995, the increase in loan fees is primarily the result of an increase in real estate loan fees which were $1,614 in 1996 as compared to $1,207 in 1995 (up $407 or 33.7%). New real estate loans and refinancing of existing loans declined in the first half of the 1995, but began to rise again in the third quarter of 1995 and through the first half of 1996 as real estate loan activity rebounded in the markets served by the Company. While increases in real estate loan fees leveled off in the third quarter of 1996, increases in loan volumes in other categories of loans also contributed to the increase in customer loan fees between periods.

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

PROVISION FOR LOAN LOSSES. The provision for loan losses was $1,852 and $1,270 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $582 or 45.8%. This increase in loan loss provision is associated with the increased volumes of loans outstanding, as well as the increase in net chargeoffs that has occurred in 1996 which is an indicator of a slight deterioration in loan quality, principally consumer loans. Loan loss provisions are reflective of management's evaluation of the risks inherent in the loan portfolio and current economic conditions. While management has made modest increases in loan loss provisions as related to current levels of problem and classified credits in 1996, a significant shift in economic trends and/or increased volumes of problem credits or charge-offs would likely require increased loan loss provisions in the future.

NON-INTEREST INCOME. Total non-interest income increased $1,982 or 14.1% from $14,099 to $16,081 for the nine months ended September 30, 1995 and 1996, respectively. Of this increase, approximately $200 is associated with addition of the Livingston and Gardiner branches in May 1995. Income from data processing services increased $1,063 or 23.4% from $4,540 to $5,603 for the first nine months of 1995 and 1996, respectively. Revenues from the Company's Trust division also contributed to the overall increase in noninterest income in the first nine months of 1996, up $218 or 11.1% from $1,964 to $2,182 for the nine month periods ending September 30, 1995 and 1996, respectively.

The primary increase in data processing income was the result of increases in data processing customers and the resulting increase in transaction volumes. The Company's data processing division has continued to expand its serviced ATM network, which increased 59% during all of 1995, and has increased an
additional 10% in the first nine months of 1996.   Although it has not grown
as rapidly as the ATM network, the customer base and related transaction volumes for regular data processing services have also increased from prior year levels. Expansion of both regular data processing services and the Company's serviced ATM network have continued through the first nine months of 1996, however, has begun to level off and future growth in data processing revenues is not assured. Increases in data processing revenues as the result of expansion of the data division's customer base have been partially offset by increases in operating expenses. On a pretax basis, data processing division revenues, net of its direct operating expenses for the first nine months of 1996 have increased $466 or 25.3% over the comparable period of 1995.

Increases in revenues from fiduciary activities were the result of growth in the value of existing trust accounts upon which fees for services are based, growth in the Trust division's customer base and an increase in the Trust division's fee schedule.

NON-INTEREST EXPENSES. Overall, non-interest expenses increased $900 (2.6%) from $34,365 for the nine months ended September 30, 1995 to $35,265 for the comparable period of 1996. Inflationary increases in expenses, as well as the increases in expenses associated with the additions of the Livingston and Gardiner branches, were largely offset by a substantial reduction of FDIC premiums between periods.

Other real estate expenses, net of gains on sales of properties held that are included with expenses for reporting purposes, netted to revenue of $477 for the first nine months of 1995 as compared to net revenue of $162 for the first nine months of 1996, a net increase in expense of $315 in 1996 due to diminished sales activity in 1996 as numbers of other real estate properties held have declined.

FDIC insurance premiums were only $4 for the first nine months of 1996 compared to $1,046 for the first nine months of 1995 as the result of the substantial reductions in rates assessed on deposits by the FDIC in the last half of 1995. FDIC insurance costs for the full twelve months of 1995 were $1,127. The FDIC has announced increased rates which will increase annual costs, including costs of the two new banking subsidiaries acquired October 1, 1996, to approximately $250.

Other changes in non-interest expenses, adjusted for the increases associated with the additions of the branches in Livingston and Gardiner, were principally the result of inflationary increases in costs and were not individually significant.

MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

NET INCOME. Net income for the three months ended September 30, 1996 and 1995 was $5,212 and $4,526, respectively, an increase of $686 or 15.2% in 1996. The increase was principally due to increases in net interest income and noninterest income.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 1996 and 1995 was $15,866 and $14,564, respectively, an increase of $1,302 or 8.9% in 1996. The increase is the result of an increase in total interest income of $1,714, offset by an increase in total interest expense of $412.

The primary components of the increase in interest income between periods are growth in the overall volume of earning assets and a shift in the mix of earning assets as funds from maturing investment securities have been reinvested in higher yielding loans. Average loans outstanding of $944,439 for the quarter ended September 30, 1996 were up $78,607 or 9.1% from average loans of $865,832 for the quarter ended September 30, 1995, and up $24,880 or 2.7% from average loans in the second quarter of 1996. This significantly higher level of loans continues to provide support for the net interest margin.

Customer loan fees, which are included in interest income for financial reporting purposes, were $1,204 for the three months ended September 30, 1996, $123 or 11.4% greater than loan fees of $1,081 recorded in the third quarter of 1995, but slightly less than the $1,262 in the second quarter of 1996. The increase in loan fees is principally due to increases in consumer and commercial loan fees which increased $75 (20.5%) and $40 (24.5%), respectively. Real estate loan fees were down slightly for the three months ended September 30, 1996 as compared to both the second quarter of 1996 and the third quarter of 1995 as the demand for new real estate loans and refinancing of existing loans has leveled off.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months ended September 30, 1996 was $700, up from last quarter's provision of $661 and $210 more than recorded in the third quarter of 1995. The increased loan loss provision is reflective of management's decision to increase the allowance for possible loan losses in response to the large increase in outstanding loan volumes, current economic conditions and management's evaluation of the risks inherent in the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased $329 or 6.6% from $5,012 to $5,341 for the three months ended September 30, 1995 and 1996, respectively, and was up $146 or 2.8% from last quarter.

Income from data processing services increased $131 or 7.9% from $1,650 in the third quarter of 1995 to $1,781 for the three months ended September 30, 1996, but were unchanged from the second quarter of 1996. The increase in data processing income between years is the result of an increase in data processing customers and the resulting increase in transaction volumes, particularly as related to unaffiliated ATM locations served by the Company's ATM network.

Other income increased $108 or 51.4% from $210 for the three months ended September 30, 1995 to $318 for the third quarter of 1996. The increase in other income between periods is consistent with the year-to-date increase, and is primarily due to increased check printing income.

NON-INTEREST EXPENSES. Non-interest expenses increased $333 or 2.8% from $11,725 for the quarter ended September 30, 1995 to $12,058 for the same period in 1996.

Salaries and benefits were $6,361 and $6,045 for the three month periods ended September 30, 1996 and 1995, respectively, an increase of $316 or 5.2% in 1996. Salaries and benefits in the third quarter were up 1.1% from the previous quarter. Although principally inflationary in nature, notable increases between the third quarter periods were an increase of $37 or 22.6% in Company contributions to the employee savings and profit sharing plan and an increase of $45 or 10.0% in group insurance costs.

Furniture and equipment expenses increased $187 or 13.7% from $1,347 for the three months ended September 30, 1995 to $1,532 for the three months ended September 30, 1996. The increase in furniture and equipment expenses was primarily the result of additional depreciation and maintenance expenses associated with data processing equipment upgrades in the Company's Data division that were placed in service during the second quarter of 1996. Total costs associated with the upgrade, most of which were capitalized, aggregated in excess of $3,000. Increased furniture and equipment expenses are also reflective of upgrades of micro computers and ATM machines throughout the Company in response to technological advances.

Other real estate expense, recorded net of gains on sales for financial reporting purposes, represented an increase in expense of $79 as the Company recorded income of $3 in the third quarter of 1996 as compared to income of $82 in the third quarter of 1995. The Company recorded net other real estate income of $70 in the second quarter of 1996. As inventories of properties held in other real estate have been significantly reduced in the last four years from historically high levels, sales gains have diminished.

Other variances in non-interest expenses for the third quarter of 1996 as compared to the third quarter of 1995 and the second quarter of 1996 were principally the result of inflationary increases in costs, and were not individually significant.

                           PART II.  OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS
               None

ITEM 2    CHANGES IN SECURITIES

          On October 1, 1996 the Company issued 20,000 shares of no par noncumulative 8.53% preferred stock with a stated value of $1,000 per share. In addition to preferences as to dividends and liquidation rights, the preferred stock purchase agreement provides that the Company cannot, without two thirds consent of the holders of the then outstanding preferred stock, issue any stock senior to this preferred issuance. Additionally, should the Company fail to pay six full quarterly dividends to holders of the preferred stock, the preferred shareholders shall be entitled to elect two directors to the Company's board of directors to serve thereon until such time as the Company has paid full dividends to preferred shareholders for four consecutive quarters.

          On October 1, 1996 the Company entered into a new senior debt agreement with its primary lender. The agreement provides for certain restrictive financial covenants including requirements that the Company, on a consolidated basis and measured quarterly, maintain a total risk based capital ratio of not less than 8.0%, a tier one risk based capital ratio of not less than 6.0%, a leverage ratio of not less than 4.5% and a non-performing loan ratio to tangible net worth of 25% or less. Also, the Company is required to maintain, on a consolidated basis and at all times, a ratio of net income plus depreciation expense and amortization expense related to acquisitions to current maturities of funded debt plus dividends (common and preferred) of not less than 1.5 to 1. The senior debt agreement also restricts the payment of common dividends by the Company to shareholders of no more than 33% of net income in any fiscal year so long as no events of default, as defined by the agreement, exist. No dividends shall be paid by the Company if there exists default, as defined by the agreement.

          In addition, each banking subsidiary is required to maintain a return on average assets of at least .75% and a non-performing loan to total loans plus other real estate owned of no more than 3.0%, each measured quarterly. The agreement also limits dividends of subsidiaries to no more than 100% of the net earnings of the respective subsidiary in a fiscal year, and requires the lender's consent prior to any subsidiary stock dividend, stock split or stock redemption.

          The senior debt agreement also prohibits the Company, without the Lender's consent, from entering into any transaction or series of transactions (including without limitation a sale, tender offer, merger or consolidation) the result of which being that the Company's principals and their related parties following such transaction would own less than 60% of the issued and outstanding shares of stock of the Company.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 19, 1996, a special meeting of the Company's shareholders was held for the purpose of amending its Restated Articles of Incorporation to allow for the issuance of noncumulative preferred stock. 1,502,538 shares or 75.8% of the then outstanding 1,981,489 shares were represented at the meeting in person or by proxy. 1,502,522 shares were voted in favor of the amendment and 16 shares were voted as opposed to the amendment.

ITEM 5    OTHER INFORMATION

               Not applicable or not required

ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Exhibits.

          3.1.1 Articles of Amendment to Restated Articles of Incorporation dated September 19, 1996. (Incorporated by reference to Company's Form 8-K dated October 1, 1996)

          4.4 Preferred Stock Purchase Agreement dated September 26, 1996 between First Interstate BancSystem of Montana, Inc. and First Security Corporation. (Incorporated by reference to Company's Form 8-K dated October 1, 1996)

          10.3 Loan Agreement dated October 1, 1996 between First Interstate BancSystem of Montana, Inc., as borrower, and First Security Bank, NA, Colorado National Bank, NA and
                    Wells Fargo Bank, NA.   (Incorporated by reference to
                    Company's Form 8-K dated October 1, 1996)

          10.13 Note Purchase Agreement dated August 30, 1996 between First Interstate BancSystem of Montana, Inc. and The Montana Board
                    of Investments.   (Incorporated by reference to Company's
                    Form 8-K dated October 1, 1996)

          (b) A report on Form 8-K dated October 1, 1996 was filed by the Company describing the acquisitions of two banking subsidiaries of Wells Fargo & Company.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.



Date   November 5, 1996     /s/  WILLIAM H. RUEGAMER
                            -----------------------------------
                            William H. Ruegamer
                            Director, Executive Vice President
                            and Chief Operating Officer


Date   November 5, 1996     /s/ TERRILL R. MOORE
                            ------------------------------------
                            Terrill R. Moore
                            Senior Vice President and
                            Chief Financial Officer