Form 10-K405
period 1996-12-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1997-03-31
CIK 860413

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                      COMMISSION FILE NUMBER: 33-84540



                 FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
               (Exact name of registrant as specified in charter)


                  MONTANA                           81-0331430
     (State or other jurisdiction of    (IRS Employee Identification No.)
     incorporation or organization)


         401 NORTH 31ST STREET
           BILLINGS, MONTANA                          59116
     (State or other jurisdiction of                (Zip Code)
      incorporation or organization)


                                (406) 255-5300
             (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
      Common stock, no par value                 Not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (appraised minority value) of the voting stock held by non-affiliates of the registrant as of March 5, 1997 was $26,997,022.

The number of shares outstanding of the Registrant's only class of common stock as of March 5, 1997 was 1,974,162.

                 DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                   PART I

ITEM 1.   BUSINESS

First Interstate BancSystem of Montana, Inc. ("FIBM" and collectively with its subsidiaries, the "Company") is a bank and savings and loan holding company registered as a bank holding company under the Bank Holding Company Act of 1956 ("Act") and the Home Owners' Loan Act. FIBM was incorporated on March 15, 1971. FIBM's primary business is that of managing its wholly owned subsidiaries, First Interstate Bank of Commerce in Montana ("FIBOC Montana"), First Interstate Bank of Commerce in Wyoming ("FIBOC Wyoming"), First Interstate Bank of Montana, N.A. ("FIB Montana, NA"), First Interstate Bank of Wyoming, N.A. ("FIB Wyoming, NA"), Mountain Bank in Whitefish, Montana doing business as First Interstate Bank ("FIB Whitefish"), First Interstate Bank, fsb in Hamilton, Montana ("First Interstate, fsb"), and Commerce Financial, Inc. ("CFI"). FIBOC Montana has thirteen banking offices in eight Montana communities. FIBOC Wyoming has six banking offices in four Wyoming communities. FIB Montana, NA was acquired October 1, 1996 and has three banking offices in three Montana communities. FIB Wyoming, NA was also acquired on October 1, 1996 and has three banking offices in three Wyoming communities. FIB Whitefish was acquired on December 18, 1996 and has two banking offices in two Montana communities. First Interstate, fsb was opened as a de novo savings bank on December 12, 1996 and currently has only one banking office.

In addition to management of its subsidiaries, FIBM has a data processing division headquartered in Billings, Montana, which performs data processing services for FIBM's subsidiaries, and 35 non affiliated financial institutions with 79 locations in Montana, Wyoming and Idaho. The data processing division also provides ATM support for 138 financial institutions in Montana, Wyoming, Idaho, Colorado and North Dakota.

In addition to being the sole shareholder, FIBM functions as a service organization for each of its subsidiaries. FIBM provides advice, counsel and specialized services to its subsidiaries in connection with a wide range of banking and operating policies and activities. These services include data processing, auditing, credit administration, planning coordination, marketing, human resources management, asset/liability management and investments.

BUSINESS OF FIBM'S SUBSIDIARIES

FIBOC Montana is a Montana chartered bank originally incorporated in 1916, having its principal office in Billings, Montana. FIBOC Montana currently has thirteen banking offices in eight Montana communities - Billings, Bozeman, Missoula, Hardin, Miles City, Colstrip, Livingston, and Gardiner. The present structure of FIBOC Montana began December 1, 1992, when FIBM merged its eight Montana subsidiary banks into FIBOC Montana, which became a state/federal reserve member bank with eight offices. FIBOC Montana opened an additional banking office in Billings, Montana in December 1994, and an additional banking office in Missoula, Montana in January 1995. Acquisitions in 1995 increased FIBOC Montana's banking offices to the current number of thirteen.

FIBOC Wyoming is a Wyoming chartered bank originally incorporated in 1893 and currently has six banking offices in four northern Wyoming communities - Sheridan, Gillette, Greybull and Buffalo. The present structure of FIBOC Wyoming was created on December 30, 1988, when FIBM merged its five Wyoming subsidiary banks into FIBOC Wyoming, which became a state non-federal reserve member bank with six offices.

FIB Montana, NA was acquired on October 1, 1996 and is a nationally chartered bank. FIB Montana, NA has three banking offices in three Montana communities
- Kalispell, Great Falls, and Cut Bank.

FIB Wyoming, NA was acquired on October 1, 1996 and is a nationally chartered bank. FIB Wyoming, NA has three banking offices in three Wyoming communities
- Casper, Laramie and Riverton.

First Interstate, fsb is a nationally chartered savings bank with its only office located in Hamilton, Montana. First Interstate, fsb was a de novo charter, and first opened for business on December 12, 1996.

FIB Whitefish, which was acquired on December 18, 1996, is a Montana chartered bank having its principal office in Whitefish, Montana. FIB Whitefish currently has two banking offices in two northwestern Montana communities - Whitefish and Evergreen.

FIBM's banking subsidiaries are each engaged in general commercial banking activities, including all types of demand and time deposits, trust services, and commercial, agricultural, real estate, personal and consumer loans. The banks also provide such other services as are generally furnished by commercial banks located in the principal cities and towns of Montana and Wyoming.

CFI, FIBM's only nonbank subsidiary, was incorporated in 1978, principally to originate and broker secured real estate loans. During the past five years, CFI's principal activity has been the liquidation of assets acquired through foreclosure actions by FIBM.

SUPERVISION AND REGULATION

Bank holding companies, commercial banks and savings banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the banks.

The FIBM, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956. Also, as a registered savings and loan holding company, the Company is subject to the supervision of and regulation by the Office of Thrift Supervision ("OTS").

FIB Montana, NA and FIB Wyoming NA are subject to the supervision of, and regular examination by, the Office of the Comptroller of the Currency ("OCC"). First Interstate, fsb is subject to the supervision of, and regular examination by, the OTS. FIBOC Wyoming is subject to the supervision of, and regular examination by, the Federal Deposit Insurance Corporation ("FDIC") and State of Wyoming. FIBOC Montana is subject to the supervision of, and regulations by, the FRB and State of Montana. FIB Whitefish is subject to the supervision of, and regular examination by, the FDIC and State of Montana. The FDIC insures the deposits of the banks to the current maximum of $100,000 per depositor.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, bank holding companies are able to acquire banks in states other than its home state effective September 29, 1995, regardless of applicable state law.

In March 1997, Montana enacted legislation effective July 1, 1997 which authorizes de novo branching within the state by banks with a charter in Montana.

The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each subsidiary bank in circumstances which it might not do so absent such policy.

FIBM is a legal entity separate and distinct from its subsidiaries. FIBM's revenues (on a parent company basis) result in part from dividends of its banking subsidiaries. Under Montana banking law, neither FIBOC Montana nor FIB Whitefish may declare dividends in any one calendar year in excess of its net profits of the preceding two years without the approval of the Montana Commissioner of Financial Institutions. Under Wyoming banking law, FIBOC Wyoming may not, without the approval of the Wyoming State Examiner, declare dividends in any one calendar year in excess of its net profits in the current year combined with retained net profits of the preceding two years, less any required transfers to surplus. Under national banking laws, neither FIB Montana, NA nor FIB Wyoming, NA may declare dividends in any one calendar year in excess of its net profits of the preceding two years without the approval of the OCC. FIBM's loan agreement with its primary lender prohibits declaration or payment of dividends to shareholders in excess of 33% of FIBM's net income for the immediately preceding year. FIBM has also agreed with its primary lender to maintain capital levels in its banking subsidiaries that the FDIC would categorize as "Adequately Capitalized".

In addition, federal regulatory agencies (e.g., the FDIC, OCC, OTS and FRB) have authority to prohibit a bank under their supervision from engaging in practices which, in the opinion of the federal regulatory agency, are unsafe or unsound or constitute violations of applicable law. Each federal regulatory agency has established guidelines for the maintenance of appropriate levels of capital for a bank under its supervision. Compliance with the standards set forth in such guidelines could limit the amount of dividends which a bank could pay.

RECENT DEVELOPMENTS

On October 1, 1996, FIBM purchased all of the outstanding capital stock of FIB Wyoming, NA and FIB Montana, NA from Wells Fargo and Company. On October 1, 1996, these two banks had total assets of $324.2 million and $276.4 million, respectively. The transaction was accounted for using the purchase method of accounting.

In conjunction with the acquisition of FIB Wyoming, NA and FIB Montana, NA, FIBM issued $20 million of non-voting, non-cumulative preferred stock, and $20 million of subordinated debt and refinanced its existing term indebtedness, adding an additional $32 million.

On December 12, 1996, FIBM opened First Interstate, fsb, a national savings bank with its only office in Hamilton, Montana with initial capitalization of $2 million.

On December 18, 1996, FIBM acquired all the outstanding capital stock of FIB Whitefish with offices in Whitefish and Evergreen, Montana. On December 18, 1996, FIB Whitefish had total assets of $70.9 million. The transaction was accounted for using the purchase method of accounting. The transaction cost of $7.9 million was funded with cash reserves and advances on FIBM's outstanding term loan.

In the first quarter of 1997, FIBM has made application with appropriate regulatory agencies to merge FIB Wyoming, NA into FIBOC Wyoming and to merge both FIB Montana, NA and FIB Whitefish into FIBOC Montana. Consummation of these banking subsidiary mergers is expected to be completed in the second quarter of 1997.

See also "Notes to Consolidated Financial Statements - Acquisitions and Expansion" of the financial statements included herewith in Exhibit 14.

In September 1983, FIBM entered into a franchise agreement ("Franchise Agreement") with First Interstate Bancorp ("First Interstate"), a Los Angeles based bank holding company which was acquired by Wells Fargo and Company April 1, 1996. Under the Franchise Agreement, FIBM was First Interstate's exclusive licensee in the states of Montana and Wyoming. On May 24, 1996, FIBM entered into a trademark license agreement granting the Company and its subsidiaries an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana, Wyoming, North Dakota, South Dakota and Nebraska. By mutual agreement of the parties, the franchise agreement between FIBM and Wells Fargo and Company was terminated.

ITEM 2.   PROPERTIES

FIBM's executive offices are located in the same building in which the home office of FIBOC Montana is located. The Billings office, which subleases space to FIBM as part of a master lease, is the anchor tenant in an eighteen story building. FIBOC Montana owns a 50% undivided interest in the building. In addition, FIBOC Montana leases the buildings in which the West Billings, South Missoula and Gardiner branches are located.

FIBM's subsidiaries own twenty-four buildings in fourteen communities which are used, in whole or in part, in its banking operations.

See also "Notes to Consolidated Financial Statements - Premises and Equipment" and "Notes to Consolidated Financial Statements - Commitments and Contingencies" of the financial statements included herewith in exhibit 14.

ITEM 3.   LEGAL PROCEEDINGS

In the normal course of their business, the Company's bank subsidiaries are named or threatened to be named as defendants in various lawsuits. With respect to each of these suits, it is the opinion of management, following consultation with legal counsel, that the suits are without merit or in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Common Stock of FIBM is not actively traded, and there is no established public trading market for the stock. There is only one class of common stock with 93.7% of the shares restricted by agreement and 6.3% held by 13 shareholders are unrestricted. FIBM has the right of first refusal to purchase the restricted stock at the most recent quarterly appraised minority value, less dividends paid since the appraisal date. All unrestricted stock is purchased and sold at a price per share that is acceptable to the shareholder. Quarter-end minority appraisal values for the past two years follows:

                                   APPRAISED
       VALUATION DATE(1)      MINORITY VALUE(2)(3)
       -----------------      --------------------
       December 31, 1994         $ 66.25
       March 31, 1995              67.50
       June 30, 1995               69.50
       September 30, 1995          72.00
       December 31, 1995           75.00
       March 31, 1996              77.50
       June 30, 1996               79.50
       September 30, 1996          81.00
       December 31, 1996           86.00

     (1) Sales of stock between valuation dates are adjusted for cash dividends paid.

     (2)  Prior to dividends.

     (3)  Based upon appraisal by Alex Sheshunoff & Co. Investment Banking.

As of March 5, 1997, options for 31,667 shares of the FIBM's common stock were outstanding at various contractual exercise prices, ranging from $18.97 to $80.21. The aggregate cash proceeds to be received by FIBM upon exercise of all options outstanding at March 5, 1997 would be $1.6 million, or a weighted average exercise price of $50.54 per share.

The book value per share of FIBM's Common Stock as of February 28, 1997 was $64.77. The appraised minority value, adjusted for dividends paid in January 1997, was $85.13 at February 28, 1997.

Resale of FIBM stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBM stock are subject to one of two shareholder's agreements. Members of the Scott family, as majority shareholders of FIBM, are subject to a Shareholder's Agreement ("Scott Agreement"). The Scott Family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott Family to family members or charities, or with FIBM's approval, to the Company's officers, directors, advisory directors, or to the Savings Plan.

Shareholders of the Company who are not Scott Family members, with the exception of 13 shareholders who own 124,092 shares of unrestricted stock, are subject to a Shareholder's Agreement ("Shareholder's Agreement"). The Shareholder's Agreement grants FIBM the option to purchase the stock at the minority appraised value per share (less dividends paid since the date of the last appraisal) in any of the following events: 1) the shareholder's intention to sell the stock, 2) the shareholder's death, 3) transfer of the stock by operation of law,
4) termination of the shareholder's status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder's Agreement may not be sold or transferred by the shareholder without triggering FIBM's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement allows FIBM to repurchase any of the FIBM stock acquired by the shareholder after January 1, 1994 if FIBM determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder, and (c) the level of responsibility of the shareholder.

Purchases of FIBM common stock made through FIBM's Savings Plan are not restricted by the Shareholder's Agreement, due to requirements of ERISA and the Internal Revenue Code. However, since the Savings Plan does not allow distributions "in kind," any distributions from an employee's account in the Savings Plan will allow, and may require, the Savings Plan trustee to sell the FIBM stock. While FIBM has no obligation to repurchase the stock, it is possible that FIBM will repurchase FIBM stock sold out of the Savings Plan. Any such repurchases would be upon terms set by the Savings Plan trustee and accepted by FIBM.

There are 298 shareholders of FIBM as of March 5, 1997, including the Company's Savings Plan as trustee for shares held on behalf of 467 individual participants in the plan. 155 individuals in the Savings Plan also own shares of FIBM stock outside of the Plan. The Plan is administered by the Trust department of FIBOC Montana, which votes the shares based on the instructions of each participant. In the event the participant does not provide the Trustee with instructions, the Trustee will vote those shares in accordance with voting instructions received from a majority of the participants in the Plan.

It is the policy of FIBM to pay a dividend to all common shareholders quarterly. Dividends are paid in the month following the calendar quarter and the amount has been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Dividends for second and third quarters of 1995 were calculated at the rate of 25% of net income. Prior to July 1995, 20% of net income was paid quarterly as a dividend. Effective with the dividend for the fourth quarter of 1995 paid in January 1996, the dividend was increased to 30% of quarterly net income. The Board of Directors of FIBM has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, limit or eliminate the payment of dividends.

Historical quarterly dividends for 1995 and 1996 were as follows:

                                        AMOUNT        TOTAL CASH
         QUARTER         MONTH PAID    PER SHARE       DIVIDEND
         -------         ----------    ---------      ----------
     4th quarter 1994    January 1995    $  .38      $   744,482
     1st quarter 1995    April 1995      $  .39      $   763,700
     2nd quarter 1995    July 1995       $  .56      $ 1,093,372
     3rd quarter 1995    October 1995    $  .58      $ 1,131,304
     4th quarter 1995    January 1996    $  .71      $ 1,384,775
     1st quarter 1996    April 1996      $  .81      $ 1,572,131
     2nd quarter 1996    July 1996       $  .76      $ 1,505,941
     3rd quarter 1996    October 1996    $  .79      $ 1,564,878
     4th quarter 1996    January 1997    $  .87      $ 1,721,584

Federal laws and regulations contain restrictions on the ability of FIBM and its subsidiaries to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Supervision and Regulation."

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

  (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                        5-Year
                                                                                                        Compound
                                                                                             1996/95    Percent
                                   1996          1995      1994        1993        1992      % Change    Change
-----------------------------------------------------------------------------------------------------------------
  Common Stock Data:
    Earnings per share          $    10.57        8.84        8.02        7.83        6.94     19.5      18.9
    Dividends paid per share          3.07        1.91        1.58        1.35        1.12     60.7      29.3
    Book value at December 31        63.72       56.15       48.62       42.73       36.28     13.5      15.9
    Appraised minority value
      at December 31                 86.00       75.00       66.25       50.00       42.00     14.7       NM
    Dividend payout                   29.1%       21.6%       19.7%       17.2%       16.1%    34.5       8.8
    Common shares outstanding:
      December 31                    1,978       1,948       1,959       1,970       1,981      1.6      (0.7)
      Weighted average               1,970       1,961       1,963       1,973       1,996      0.5      (0.7)
-----------------------------------------------------------------------------------------------------------------
  Income:
    Net interest income         $   67,906      57,024      51,779      50,076      46,718     19.1      11.5
    Provision for loan losses        3,844       1,629       1,344       1,345       1,630    136.0       8.6
    Noninterest income              23,927      18,764      16,387      15,724      14,936     27.5      11.6
    Noninterest expense             53,395      45,978      41,227      39,686      37,985     16.1       7.5
    Income taxes                    13,351      10,844       9,861       9,321       8,179     23.1      24.4
    Net income                      21,243      17,337      15,734      15,448      13,860     22.5      18.5
    Net income applicable to
      common stock                  20,818      17,337      15,734      15,448      13,860     20.1      18.0
-----------------------------------------------------------------------------------------------------------------
  Average Balance Sheet:
    Investment securities       $  285,282     230,501     239,284     234,244     228,263     23.8       5.4
    Loans, net of unearned
      income                     1,014,901     837,288     705,690     641,411     595,026     21.2      12.0
    Allowance for loan losses       18,150      14,927      13,736      13,330      12,852     21.6       8.2
    Total interest earning
      assets                     1,332,200   1,109,587     975,809     915,080     865,310     20.0      10.0
    Total assets                 1,506,088   1,244,499   1,094,415   1,028,204     971,814     21.0      10.0
    Interest-bearing deposits      969,068     816,248     734,903     722,213     707,131     18.7       7.3
    Short-term borrowings          126,135      97,799      72,367      46,453      34,502     29.0      25.0
    Long-term debt                  23,760      13,147       6,195       6,614       5,883     80.7      25.0
    Total interest-bearing
      liabilities                1,125,763     927,194     813,465     775,280     747,516     21.4       9.0
    Total deposits               1,211,185   1,019,506     916,788     888,178     854,447     18.8       8.3
    Stockholders' equity           121,721     102,086      89,210      77,351      67,833     19.2      15.3
-----------------------------------------------------------------------------------------------------------------
  End of Period Balance Sheet:
    Investment securities       $  403,571     258,737     251,745     249,754     226,821     56.0      10.8
    Loans, net of unearned
      income                     1,375,479     870,378     751,518     667,385     607,125     58.0      18.7
    Allowance for loan losses       27,797      15,171      13,726      13,373      12,965     83.2      17.8
    Total interest earning
      assets                     1,790,540   1,196,575   1,011,531     984,265     911,971     49.6      15.5
    Total assets                 2,063,837   1,351,215   1,134,105   1,097,469   1,022,392     52.7      16.0
    Interest-bearing deposits    1,294,053     868,933     742,557     747,560     726,240     48.9      12.7
    Short-term borrowings          155,658     113,517      84,111      60,251      35,040     37.1      32.3
    Long-term debt                  64,667      15,867       5,449       6,853       5,254    307.6      55.9
    Total interest-bearing
      liabilities                1,514,378     998,317     832,117     814,664     766,534     51.7      14.9
    Total deposits               1,679,424   1,099,069     939,857     936,793     900,465     52.8      14.3
    Stockholders' equity           146,061     109,366      95,272      84,163      71,852     33.6      18.6
-----------------------------------------------------------------------------------------------------------------
  Selected Ratios:
    Return on average assets          1.41%       1.39        1.44        1.50        1.43
    Return on average common
      stockholders' equity           17.84%      16.98       17.64       19.97       20.43
    Net interest margin, FTE          5.16%       5.19        5.34        5.51        5.45
    Net interest spread, FTE          4.47%       4.45        4.76        4.98        4.87
    Efficiency ratio                 56.78%      60.46       60.78       60.73       62.87
    Equity to assets,
      December 31                     7.08%       8.09        8.40        7.67        7.03
    Equity to assets, average         8.08%       8.20        8.15        7.52        6.98
    Average loans to average
      deposits                       83.56%      82.13       76.97       72.22       69.64
    Average loans to average
      assets                         67.39%      67.28       64.48       62.38       61.23
    Allowance for loan losses
     to loans at December 31          2.02%       1.74        1.83        2.00        2.14
    Net loans charged off to
      average loans                   0.17%       0.13        0.14        0.15        0.15
-----------------------------------------------------------------------------------------------------------------

-------------------
  NM - Not Meaningful
  FTE - Fully taxable equivalent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The profitability of FIBM is primarily dependent on the net interest income of its subsidiary banks. Net interest income is the difference between the bank's interest and dividend income on interest-earning assets (principally loans and investment securities) and interest expense on interest-bearing liabilities and borrowings. Net income is also affected by the quality of its loan portfolio and related provisions for loan losses, as well as the amount of non-interest income, including loan fees, service charges and other fees, and non-interest expenses. Operating results of FIBM's banking operations are also affected, to a lesser extent, by the type of lending, fixed rate versus adjustable or short-term, each of which has a different rate and fee structure. Operating expenses of FIBM's banking operations principally consist of employee compensation, occupancy expenses, furniture and equipment expenses and other general and administrative expenses.

FIBM generates its income from (1) dividends received from its bank subsidiaries, (2) undistributed earnings of subsidiaries, (3) management fees charged to subsidiaries, (4) net data processing income, and (5) other income, principally federal income tax benefits. In 1996, 69%, 14%, 6%, 7% and 4% of FIBM's income was generated by each of the above five sources, respectively.

FIBM's net income is also effected by the profitability of its data processing division. Income of the data division includes data service fees for item processing, ATM services, and bank data processing services, including general ledger, investment securities, loans, deposits and asset/liability management. Expenses of the data division are primarily employee compensation, equipment maintenance and depreciation, leased telephone lines and supplies.

To a lesser extent, FIBM's net income is also effected by the profitability of its trust operations. Income of FIBM's trust operations are the result of trust administration fees charged to trust customers. Expenses of FIBM's trust operations are principally employee compensation and related benefits, and other general administrative expenses.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NET INCOME. 1996 was another excellent year for the Company. For the eighth consecutive year, the Company exceeded all of its prior earnings records, recording net income of $21,243 in 1996, which topped 1995 net income of $17,337 by $3,906 or 22.5%. Net income in 1995 was up $1,603 or 10.2% from 1994 earnings of $15,734. The increases in 1996 and 1995 were due in large part to the acquisitions of FIB Montana, NA and FIB Wyoming, NA at the beginning of the fourth quarter of 1996 and the acquisition of Citizens BancShares, Inc. ("CBI") and First Park County BancShares, Inc. ("FPCBI") which occurred effective January 3, 1995 and May 19, 1995, respectively. The additional consolidated earnings as a direct result of the acquisitions in both years were partially offset by lower short-term investment income and higher interest expense at the Parent Company as a result of funding of the acquisitions.

NET INTEREST INCOME. Net interest income is the largest source of the Company's operating income. Net interest income increased to $67,906 in 1996, up $10,882 or 19.1% from 1995 net interest income of $57,024. 1995 net interest income was $5,245 higher than 1994 net interest income of $51,779, an increase of 10.1%.

Substantially all of the $10,882 increase in net interest income in 1996 was the result of increases in volume which were due in large part to the acquisitions of FIB Montana, NA and FIB Wyoming, NA at the beginning of the fourth quarter. The acquisition of FIB Whitefish in mid-December, to a much lesser degree, also contributed to the increase in net interest income in 1996. The net interest income of banks acquired in 1996 aggregated approximately $6,660, but was partially offset by approximately $1,130 of interest expense of the Parent Company in the fourth quarter from increased senior indebtedness and new subordinated notes to fund the acquisitions.

In 1995, approximately $4,000 of the increase in consolidated net interest income was net interest income resulting from the acquisitions of CBI and FPCBI. Additional interest expense at the Parent Company resulting from increased indebtedness to fund these acquisitions partially offset the increased net interest margin in 1995 by approximately $800.

The effect on FIBM's interest income and interest expense due to the changes in volume and rate for the periods indicated are shown below (in thousands):


ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
-------------------------------------------------------------------------------------------------------
                                                YEAR 1996                     Year 1995
                                              OVER YEAR 1995                Over Year 1994
                                              CHANGES DUE TO       NET      Changes Due to       Net
                                             VOLUME      RATE     CHANGE   Volume      Rate     Change
-------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  Interest-bearing deposits                 $     17       (13)        4       128        95       223
  U.S. and agencies                            2,518       155     2,673      (993)      418      (575)
  Tax exempt securities                          266       (67)      199       486       (34)      452
  Other securities                               495        33       528        96      (158)      (62)
  Federal funds sold                            (640)     (113)     (753)      369       533       902
  Loans                                       17,761    (1,457)   16,304    12,291     5,509    17,800
-------------------------------------------------------------------------------------------------------

       Total                                  20,417    (1,462)   18,955    12,377     6,363    18,740
-------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
  Interest-bearing demand                        944      (703)      241       184       577       761
  Savings                                        216      (221)       (5)     (113)      332       219
  Savings - market                             1,253       140     1,393        90     1,537     1,627
  CD's over $100,000                             987       (54)      933       617     1,116     1,733
  CD's under $100,000                          3,010        10     3,020     2,339     3,223     5,562
  IRA's                                          650        (8)      642       364       386       750
  Federal funds purchased and securities
     sold under repurchase agreements            394      (359)       35        52       316       368
  Borrowed money                               2,030      (216)    1,814     1,441     1,034     2,475
-------------------------------------------------------------------------------------------------------

       Total                                   9,484    (1,411)    8,073     4,974     8,521    13,495
-------------------------------------------------------------------------------------------------------

       Net interest income                  $ 10,933       (51)   10,882     7,403    (2,158)    5,245
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


Note: Because of the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate the changes between volumes and rates. For purposes of this table, changes which are not due solely to volume changes or to rate changes have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

The primary component of the year-to-year increases in net interest income is the growth in the volume of earning assets. As shown in the above table, net interest income was significantly impacted by the increases in earning assets associated with banking acquisitions in 1996 and 1995, coupled with steady growth in average earning assets. Net interest income in 1995 was also affected by changes in interest rates, while rate changes in 1996 resulted in little change in net interest income. The net interest margin for 1995 of 5.16% is only 3 basis points lower than 1995's margin of 5.19%. The net interest margin for 1995 is 15 basis points lower than 1994's margin of 5.34%. The effect of these changes in percentage margin on net interest income is shown in the above table as the change due to rate.

AVERAGE BALANCE SHEETS, YIELDS AND RATES


                                                                         Year ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                           1996                                         1995
                                       ------------------------------------------   ---------------------------------------------
                                          AVERAGE                        AVERAGE       Average                        Average
                                          BALANCE        INTEREST         RATE         Balance        Interest         Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits in banks    $     6,555            376           5.74%   $     6,276            372           5.93%
  U.S. and agencies                         244,314         13,951           5.71        199,750         11,278           5.65
  Tax exempt securities(1)                   19,100          1,575           8.25         15,704          1,230           7.83
  Other securities                           21,868          1,392           6.37         13,904            864           6.21
  Federal funds sold                         25,462          1,342           5.27         36,665          2,095           5.71
  Loans(1)(2)(3)                          1,014,901        100,039           9.86        837,288         83,735          10.00
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing assets             1,332,200        118,675           8.91      1,109,587         99,574           8.97
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                     104,293                                       81,031
Premises and equipment, net                  38,664                                       29,477
Accrued interest receivable                  15,549                                       13,993
Excess purchase price of subsidiaries        16,492                                        9,813
Other real estate owned                       1,428                                        1,436
Allowance for loan losses                   (18,150)                                     (14,927)
Other assets                                 15,612                                       14,089
---------------------------------------------------------------------------------------------------------------------------------
Total assets                            $ 1,506,088                                  $ 1,244,499
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand                   210,153          4,489           2.14%       171,933          4,248           2.47
  Savings                                   112,225          3,216           2.87        105,182          3,221           3.06
  Savings - market                          188,778          8,089           4.28        159,016          6,696           4.21
  CD's over $100                             98,683          5,514           5.59         81,191          4,581           5.64
  CD's under $100                           319,444         18,064           5.65        263,325         15,044           5.71
  IRA's                                      46,585          2,750           5.90         35,601          2,108           5.92
  Federal funds purchased                    18,687          1,043           5.58         16,596          1,008           6.07
  Securities sold under repurchase
    agreements                              101,046          4,508           4.46         75,252          3,560           4.73
  Other borrowed funds and long-term
    debt                                     30,162          2,346           7.78         19,098          1,480           7.75
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        1,125,763         50,019           4.44        927,194         41,946           4.52
---------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                242,117                                      203,258
Accounts payable and accrued expenses        16,487                                       11,961
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                         1,384,367                                    1,142,413
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                        121,721                                      102,086
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                $ 1,506,088                                  $ 1,244,499
---------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets                                               8.91                                         8.97
Interest expense/earning assets                                              3.75                                         3.78
---------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets                          68,656           5.16                        57,628           5.19
Less FTE adjustments                                           750                                          604
---------------------------------------------------------------------------------------------------------------------------------
Net interest income per consolidated
  statements of income                                 $    67,906                                  $    57,024
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------




                                                                       Year ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                           1994                                         1993
                                       ------------------------------------------   ---------------------------------------------
                                          Average                        Average       Average                        Average
                                          Balance        Interest         Rate         Balance        Interest         Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits in banks    $     3,381            149           4.41%   $     9,507    $       352           3.70%
  U.S. and agencies                         218,012         11,853           5.44        206,902         12,913           6.24
  Tax exempt securities(1)                    8,133            522           6.42          6,345            502           7.92
  Other securities                           12,599            926           7.35         20,737          1,270           6.12
  Federal funds sold                         27,994          1,193           4.26         30,178            873           2.89
  Loans(1)(2)(3)                            705,690         65,936           9.34        641,411         61,619           9.61
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing assets               975,809         80,579           8.26        915,080         77,529           8.47
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                      75,410                                       69,371
Premises and equipment, net                  26,475                                       27,029
Accrued interest receivable                  11,262                                       10,985
Excess purchase price of subsidiaries         3,378                                        3,654
Other real estate owned                       2,225                                        4,079
Allowance for loan losses                   (13,736)                                     (13,330)
Other assets                                 13,592                                       11,336
---------------------------------------------------------------------------------------------------------------------------------
Total assets                            $ 1,094,415                                  $ 1,028,204
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand                   163,318          3,487           2.14        159,321          3,551           2.23
  Savings                                   109,279          3,002           2.75        106,916          3,135           2.93
  Savings - market                          156,242          5,069           3.24        155,068          4,895           3.16
  CD's over $100                             66,751          2,848           4.27         63,002          2,558           4.06
  CD's under $100                           211,238          9,482           4.49        208,791          9,547           4.57
  IRA's                                      28,075          1,358           4.84         29,115          1,512           5.19
  Federal funds purchased                    15,358            690           4.49          1,299             39           3.00
  Securities sold under repurchase
    agreements                               52,157          1,814           3.48         37,839          1,045           2.76
  Other borrowed funds and long-term         11,047            701           6.35         13,929            796           5.71
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          813,465         28,451           3.50        775,280         27,078           3.49
---------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                181,885                                      165,965
Accounts payable and accrued expenses         9,855                                        9,608
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                         1,005,205                                      950,853
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                         89,210                                       77,351
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                $ 1,094,415                                  $ 1,028,204
---------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets                                               8.26                                         8.47
Interest expense/earning assets                                              2.92                                         2.96
---------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets                          52,128           5.34                        50,451           5.51
Less FTE adjustments                                           349                                          375
---------------------------------------------------------------------------------------------------------------------------------
Net interest income per consolidated
  statements of income                                 $    51,779                                  $    50,076
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


                                                        December 31,
                                       ---------------------------------------------
                                                           1992
                                       ------------------------------------------
                                          Average                        Average
                                          Balance        Interest         Rate
------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits in banks    $       301    $        14           4.65%
  U.S. and agencies                         190,568         14,351           7.53
  Tax exempt securities(1)                    6,669            640           9.59
  Other securities                           30,725          1,831           5.96
  Federal funds sold                         42,021          1,396           3.32
  Loans(1)(2)(3)                            595,026         60,923          10.24
------------------------------------------------------------------------------------
Total interest-bearing assets               865,310         79,155           9.15
------------------------------------------------------------------------------------
Cash and due from banks                      65,517
Premises and equipment, net                  23,688
Accrued interest receivable                  11,294
Excess purchase price of subsidiaries         3,930
Other real estate owned                       5,379
Allowance for loan losses                   (12,852)
Other assets                                  9,548
------------------------------------------------------------------------------------
Total assets                               $971,814
------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand                   152,768          4,614           3.02
  Savings                                   101,765          3,692           3.63
  Savings - market                          153,145          5,826           3.80
  CD's over $100                             54,818          2,717           4.96
  CD's under $100                           214,672         11,520           5.37
  IRA's                                      29,963          1,761           5.88
  Federal funds purchased                       991             45           4.54
  Securities sold under repurchase
    agreements                               21,586            714           3.31
  Other borrowed funds and long-term
    debt                                     17,808          1,100           6.18
------------------------------------------------------------------------------------
Total interest-bearing liabilities          747,516         31,989           4.28
------------------------------------------------------------------------------------
Noninterest-bearing deposits                147,316
Accounts payable and accrued expenses         9,149
------------------------------------------------------------------------------------
Total liabilities                           903,981
------------------------------------------------------------------------------------
Stockholders' equity                         67,833
------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                $   971,814
------------------------------------------------------------------------------------
Interest income/earning assets                                               9.15
Interest expense/earning assets                                              3.70
------------------------------------------------------------------------------------
Net interest income/earning assets                          47,166           5.45
Less FTE adjustments                                           448
------------------------------------------------------------------------------------
Net interest income per consolidated
  statements of income                                 $    46,718
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------


  (1) Interest income and average rates for certain loans and securities exempt from federal income taxes are presented on a fully-taxable equivalent basis.
  (2)   Average loan balances include nonaccrual loans.
  (3) Loan fees included in interest income for financial reporting purposes were $5,028, $4,070, $4,213, $4,847 and $4,055 for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

Customer loan fees, included in interest income for financial reporting purposes, were $5,028 in 1996, up $958 or 23.5% from $4,070 in 1995. Loan fees in 1995 were down $143 or 3.4% from $4,213 in 1994. Customer loan fees included in 1996 and 1995 income associated with banking acquisitions were $136 and $131, respectively. The decline in customer loan fees in 1995 was principally the result of reduced real estate loan processing in the first half of 1995, However, new real estate loans and refinancing of existing loans rebounded in the last half of 1995 and continued through 1996, resulting in an increase in real estate loan fees of $402 in 1996 of which only $31 was the result of acquisitions. Loan fees for other categories of loans also increased in 1996 from 1995. Agricultural loan fees increased $33 of which $10 was acquisition-related. But the most significant increases were in commercial and consumer loan fees which contributed over half the overall increase in loan fees.

Maintaining steady growth in net interest income is one of the Company's primary objectives and is monitored by management through its asset/liability management process. The Company has historically achieved this objective, in part, as a result of having the necessary systems, procedures, and products in place to manage and promote balance sheet growth, maintain a strong net interest margin and remain competitively priced. Management believes the Company, as in the past, is well positioned to maintain its solid growth in net interest income.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $3,844 and $1,629 for the years ended December 31, 1996 and 1995, respectively, as compared to $1,344 in 1994. Of the $2,215 increase in the 1996 loan loss provision, $500 is related to acquired banking locations. The remaining increase of $1,715 from 1995 is principally associated with overall increases in loan volumes and a slight deterioration in agricultural and consumer lending loans. Net chargeoffs as a percentage of average loans was .17% in 1996, up slightly from .13% in 1995, and .14% of in 1994. The allowance for loan losses as a percentage of loans increased to 2.02% at December 31, 1996 from 1.74% and 1.83% at December 31, 1995 and 1994, respectively, in large part due to reserve balances of banks acquired. Loan loss provisions and reserve levels are reflective of the levels of problem and classified loans.

Total classified loans increased $7,892 or 47.3% to $24,579 at December 31, 1996 from $16,687 at December 31, 1995. Total problem loans increased $22,448 or 82.8% from $27,097 at December 31, 1995 to $49,545 at December 31,
1996. Total nonaccrual loans increased $3,190 or 87.8% between years to $6,822 at December 31, 1996. These increases in levels of problem, classified, and nonaccrual loans are due to bank acquisitions in 1995 and 1996, increases in outstanding loans, and the slight deterioration in the agricultural and consumer sector. Further discussion on loan quality and the allowance for loan losses is included later in this review in the PROBLEM AND CLASSIFIED LOANS section.

Management actively monitors local industry for strengths and diversity and unemployment levels, and evaluates its banking markets for their effects on its loan portfolio. Although nonperforming and problem assets increased in 1996, the fundamental economies within the Company's markets have remained strong. The loan loss provisions and current levels of loan loss reserves reflect management's evaluation of the risks inherent in the loan portfolio and local economic conditions. Should a significant shift in economic trends and/or increased volumes of problem credits or charge-offs occur, such events would likely require increased loan loss provisions in the future.

NON-INTEREST INCOME. Total noninterest income increased $5,163 to $23,927 from $18,764 for the years ended December 31, 1996 and 1995, respectively.
Of this increase, approximately $1,450 is attributed to acquisitions in 1996. In 1995, total noninterest income was up $2,377 from $16,387 in 1994, of which approximately $719 is attributed to the CBI and FPCBI acquisitions in 1995.

Revenue from fiduciary activities increased $542 to $3,161 in 1996 from $2,619 in 1995, due in part to $243 of additional revenues of the banks acquired in 1996, but also the result of fee increases that took effect at the end of 1994, more aggressive marketing of its fiduciary services in 1995 and 1996, and increased market values of the trusts under management.

Revenues from data processing services increased $1,128 or 18.2% to $7,324 in 1996 from $6,196 in 1995, which were up $1,450 or 30.6% from revenues of $4,746 in 1994. The increase in data processing revenue is the result of increases in data processing customers and the resulting increase in transaction volumes. During 1996 and 1995, the Company's data processing division expanded its ATM network from 216 total ATM locations at the beginning of 1995 to 343 at December 31, 1995 and to 477 at December 31, 1996. Although future growth in data processing revenues is not assured, continued expansion of the Company's ATM network and, to a lesser degree, regular data processing services are expected to continue into 1997, although not at the rates experienced in 1996 and 1995. Increases in data processing revenues as the result of expansion of the Data Division's customer base have been offset by similar increases in operating expenses of the Data Division. On a pretax basis, data processing division revenues, net of its direct operating expenses for 1996, increased $324 or 19.4% from 1995, which was up $359 or 27.5% from 1994. There were no increases in basic charges for data processing services in 1996 or 1995.

Service charges on deposit accounts increased $1,220 or 18.7% to $7,752 from $6,532 in 1995. Of this amount, approximately $650 is attributable to banking acquisitions. The remaining increase is primarily the result of increases in overdraft fees. Other service charges, commissions and fees increased $322 in 1996, primarily the result of banking acquisitions during the year.

Other income more than doubled in 1996, increasing $1,927 from $888 in 1995 to $2,815 in 1996. Banks acquired in 1996 generated other income aggregating $135 in the last quarter of the year, however, the most significant component was from the sale of merchant credit card processing at a gain of $1,359 in December 1996. The sale included alignment with a specialized merchant processing provider that enhances the Company's ability to compete in this highly specialized area.

NON-INTEREST EXPENSES. Total non-interest expenses increased $7,417 to $53,395 for the year ended December 31, 1996 from $45,978 for the year ended December 31, 1995. Approximately $6,375 of the increase relates to banking locations added as a result of the acquisitions. The remaining increase of approximately $1,040 or 2.3%, is principally inflationary increases. Total non-interest expenses increased $4,751 from $41,227 for the year ended December 31, 1994. Approximately $3,320 of the increase relates to banking locations added as a result of the CBI and FPCBI acquisitions, while an additional $651 relates to the addition of two new banking offices opened in Billings (December 1994) and Missoula (January 1995). The remaining increase of $780 or 1.9% of 1994 expense is principally inflationary increases. The following table lists significant operating expenses:


Year ended December 31,                       1996        CHANGE       1995       Change       1994
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits            $ 27,531         16.2%    $ 23,694        1.9%     $21,179
Occupancy, furniture and equipment          10,754         17.4        9,160       13.0        8,104
FDIC insurance                                   5        (99.6)       1,127      (43.9)       2,008
Postage and freight                          1,405         (8.4)       1,534       33.0        1,153
Stationary and supplies                      1,742         22.1        1,427       30.1        1,097
Legal, audit and other professional fees     1,441         41.7        1,017       37.2          741
Telecommunications                             974         23.9          786       21.1          649
Amortization of intangible assets            1,383         87.9          736      150.3          294
Advertising                                    662          4.4          634       34.0          473
Public relations, business meals
  and entertainment                            704         17.7          598        9.5          546
Contributions                                  610          3.4          590       17.1          504
Travel                                         640         47.5          434       14.5          379
Dues, subscriptions and publications           526         34.2          392       10.1          356
Other real estate expense (income)            (214)       (63.5)        (586)     (28.2)        (457)
Other                                        5,232         18.0        4,435        5.6        4,201
-----------------------------------------------------------------------------------------------------
  Total non-interest expenses             $ 53,395         16.1%    $ 45,978       11.5%     $41,227
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


Data division expenses, which are included throughout the various categories above, increased in both years, principally related to increases in data processing volumes and expansion of the ATM network, and additional depreciation associated with upgrades of data processing equipment. Total data processing expenses increased $1,133 or 16.9% to $7,487 in 1996 from $6,714 in 1995, and $1,224 or 22.3% from $5,490 in 1994. FIBM acquired a small data service center in Helena, Montana during 1994. FIBM has expanded the customer base of the new facility, and continues to process certain correspondent activity at the Helena location. Increases in data division expenses in 1996 and 1995 were offset by increases in data division income.

Salaries and benefits were $27,531 and $23,694 for the years ended December 31, 1996 and 1995, respectively, an increase of $3,837 in 1996.
Approximately $1,850 of the increase in salaries and benefits directly relates to banks acquired, while a portion of the remaining increase relates to personnel increases indirectly the result of acquisitions, particularly in the banks' operation centers and the data division. Other increases in salaries and benefits are primarily inflationary in nature.

In 1995, salaries and benefits increased $2,515 from $21,179 for the year ended December 31, 1994. Approximately two-thirds of the 1995 increase in salaries and benefits ($1,689) related to the acquisitions of CBI and FPCBI, and the two new facilities opened in Billings and Missoula. The remaining increase in salaries and benefits ($826 or 3.9%) was principally the result of inflationary increases and additional staffing of the data division in 1995, including the purchase of the data processing facility in Helena in mid-1994.

Aggregate occupancy furniture and equipment costs increased $1,594 or 17.4% to $10,754 in 1996 from $9,160 in 1995. Added facilities included the six new banking locations in Montana (Kalispell, Great Falls, Cut Bank, Whitefish, Evergreen and Hamilton) as well as the three new banking locations in Wyoming (Casper, Laramie and Riverton). 1996 expenses directly related to these locations aggregated $671. In addition, higher depreciation, maintenance and other costs associated with the major hardware and software upgrades in the data division that began in early 1996 were the primary reasons for additional increases in occupancy, furniture and equipment expenses aggregating $679. The remaining increase in these expenses was less than $250 and only 2.7% of 1995 expense totals.

Occupancy expenses increased $370 or 10.4% to $3,916 in 1995 from $3,546 in 1994, principally due to added facilities in Bozeman, Livingston, Gardiner, Billings, Missoula and Helena. Similarly, furniture and equipment expenses increased $686 or 15.1% in 1995 as compared to 1994 due, in part, to the additional facilities in 1995, however, increased furniture and equipment expenses were also the result of higher maintenance and other costs associated with the significant growth in the ATM network supported by the Company's Data Processing Division.

Other real estate ("OREO") expense, including provisions for OREO are included in non-interest expenses, net of gains on sales of OREO. In 1996, FIBM recorded net OREO income of $214 compared to net OREO income of $586 and $457 in 1995 and 1994, respectively, or an increase in non-interest expenses of $372 in 1996 and a reduction in noninterest expenses of $129 in 1995. These net variances in expense were primarily the result of fluctuations in gains on sales of OREO. OREO sales gains were $335, $527 and $578 in 1996, 1995 and 1994, respectively. Negative provisions for OREO of ($21) and ($28) were recorded in 1996 and 1995, respectively, compared to a provision of $10 in 1994. Decreased provisions and the reversals recorded in 1996 and 1995 are reflective of dispositions of properties at gains and reduced loss exposure on remaining unsold properties. Although expected to continue through liquidation of remaining OREO properties, gains on disposition of OREO properties are expected to decline as the numbers and value of properties held in OREO continue to decrease. Continued decreases in properties held, reductions in loss provisions and gains on disposition of properties, however, are not assured should a shift in economic trends occur.

FDIC deposit insurance premiums decreased $1,122 to only $5 in 1996 as compared to a decrease of $881 or 43.9% in 1995. The reduced insurance costs in 1996 and 1995 were the result of an FDIC rate reduction of over 80% that took effect in June 1995, followed by an additional decrease during 1996 due to reductions in rates assessed by the FDIC that virtually eliminated FDIC insurance premiums in 1996. These cost reductions are also reflective of the Company subsidiaries' "well-capitalized" rating by the FDIC. So long as FIBM's bank subsidiaries in Montana and Wyoming continue to fall into the "well-capitalized" category, they will be assessed the lowest premium rate.

Other expenses increased $2,736 to $15,319 in 1996 from $12,583 in 1995. This increase is due to higher subsidiary expenses resulting from the acquisitions in 1996, aggregating approximately $2,921 including additional goodwill amortization of $569. The Parent Company also incurred additional other expenses in 1996 which were directly related to the acquisitions. These increases were partially offset by a decrease in First Interstate royalty fees, which were discontinued in May 1996 after the Franchise Agreement was terminated.

In 1995, other expenses increased $2,190 to $12,583 from $10,393 in 1994. Approximately $1,727 of this increase is higher subsidiary expenses resulting from the acquisitions of CBI and FPCBI, including additional goodwill amortization of $422, and the additions of new facilities in Billings and Missoula. Further, the Parent Company incurred more than $200 in additional other expenses in 1995 which were directly related to the acquisitions of CBI and FPCBI. Net of these items, the increase in other expense was $463 or 4.5% of expense in 1994.

INCOME TAX EXPENSE. Total income tax expense increased $2,507 from $10,844 for the year ended December 31, 1995 to $13,351 for the year ended December 31, 1996. Federal income tax expense of $11,516 in 1996 represented an effective tax rate of 33.3% compared to Federal income tax expense of $9,328 in 1995 which was an effective rate of 33.1%. State income tax expense of $1,835 in 1996 and $1,516 in 1995, applied only to pretax earnings of entities operating within the state of Montana, represent effective tax rates of 5.3% in 1996 and 5.4% in 1995.

By comparison, total income tax expense for 1995 increased $983 from $9,861 for the year ended December 31, 1994. Federal income tax expense of $8,532 for the year ended December 31, 1994 represented an effective tax rate of 33.3%. 1994 Montana income tax expense was $1,329 or an effective tax rate of 5.2%.

FINANCIAL CONDITION AT DECEMBER 31, 1996

FIBM's earning assets include a mix of 76.8% in loans and 22.5% in investment securities, with the balance in short term Federal funds and an interest-bearing deposit in another bank.

GENERAL. During 1996, total assets increased $712,622 or 52.7% from $1,351,215 at December 31, 1995 to $2,063,837 at December 31, 1996.

The increase in consolidated assets was largely the direct result of acquisitions which occurred in the last quarter of 1996. FIB Montana, NA and FIB Wyoming, NA with consolidated assets of approximately $276,000 and $324,000, respectively, at the transaction date were acquired on October 1, 1996. FIB Whitefish with total assets of approximately $71,000 at the transaction date was acquired effective December 18, 1996. Exclusive of acquired assets, total assets at December 31, 1996 increased approximately $45,000 or 3.3% from December 31, 1995.

INVESTMENT SECURITIES. FIBM manages its investment portfolio within established policies which provide for the management of interest rate sensitivity risks, to meet earnings objectives, to provide ample liquidity and to provide adequate collateral to support deposit and repurchase agreement activities. There are no significant concentrations of investments as of December 31, 1996 (greater than 10% of stockholders' equity) in any individual security issuer, except for the U.S. Government and U.S. Government-sponsored agencies.

Increases in investment securities associated with the acquisitions of FIB Montana, NA, FIB Wyoming, NA and FIB Whitefish in 1996 aggregated approximately $100,000. The investment policy does not permit the use of portfolio securities for speculative purposes, including, but not limited to, gains trading (selling investment assets prior to maturity in order to recognize market appreciation, while continuing to hold securities which have unrealized market losses). Management has, however, identified certain investment securities as available-for-sale which, in the event of changing market conditions, may be sold prior to their stated maturities.



Security Maturities And Yield
-----------------------------------------------------------------------------------------------------
                                             1996                     1995
                                           AVERAGE                   Average
As of December 31,                        YIELD (1)      1996        Yield (1)       1995
-----------------------------------------------------------------------------------------------------
U.S. TREASURY SECURITIES
   Maturing within one year                 5.26%      $ 49,368       5.21%        $42,043
   Maturing in one to five years            5.75%       165,100       5.23%         79,043
-----------------------------------------------------------------------------------------------------
                                                        214,468                   121,086
   Mark-to-market adjustments on
     securities available-for-sale                          153                       -
-----------------------------------------------------------------------------------------------------
     Total                                 5.63%        214,621       5.22%       121,086
-----------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AGENCY SECURITIES
   Maturing within one year                5.51%         50,639       5.88%        34,641
   Maturing in one to five years           6.27%         55,447       5.93%        37,771
   Maturing in five to ten years           6.79%          9,916       6.30%         9,424
   Maturing after ten years                6.67%         28,517       6.67%        18,051
-----------------------------------------------------------------------------------------------------
                                                        144,519                   99,887
   Mark-to-market adjustments on
     securities available-for-sale                          226                      413
-----------------------------------------------------------------------------------------------------
     Total                                 6.11%        144,745       6.06%      100,300
-----------------------------------------------------------------------------------------------------
TAX EXEMPT SECURITIES
   Maturing within one year                6.67%          1,927       7.22%        3,805
   Maturing in one to five years           8.43%          8,698       8.17%        8,887
   Maturing in five to ten years           8.87%          7,977       8.70%        5,086
   Maturing after ten years               10.02%            908      10.00%          716
-----------------------------------------------------------------------------------------------------
                                                         19,510                   18,494
   Mark-to-market adjustments on
     securities available-for-sale                          293                      236
-----------------------------------------------------------------------------------------------------
     Total                                 8.38%         19,803       8.09%       18,730
-----------------------------------------------------------------------------------------------------
  CORPORATE SECURITIES
     Maturing within one year              5.65%          1,591       5.94%        2,272
     Maturing in one to five years         5.80%          9,373       5.68%        7,388
     Maturing after 10 years                 -              -         7.82%          308
-----------------------------------------------------------------------------------------------------
                                                         10,964                    9,968
     Mark-to-market adjustments on
       securities available-for-sale                          2                       (3)
-----------------------------------------------------------------------------------------------------
     Total                                 5.78%         10,966       5.81%        9,965
-----------------------------------------------------------------------------------------------------


                                             1996                     1995
                                           AVERAGE                   Average
As of December 31,                        YIELD (1)      1996        Yield (1)       1995
-----------------------------------------------------------------------------------------------------

OTHER MORTGAGE-BACKED SECURITIES
   Maturing in one to five years           5.48%        1,652         5.90%         1,201
   Maturing in five to ten years             -            -           6.44%            91
   Maturing after ten years                7.15%        2,051         7.37%         1,914
-----------------------------------------------------------------------------------------------------
                                                        3,703                       3,206
   Mark-to-market adjustments on
    securities available-for-sale                           6                           2
-----------------------------------------------------------------------------------------------------
     Total                                 6.40%        3,709         6.79%         3,208
-----------------------------------------------------------------------------------------------------
Other equity securities with no
   stated maturity                           -          9,727                       5,448
-----------------------------------------------------------------------------------------------------
     Total                                 5.81%      403,571         5.81%      $258,737
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

   (1) Average yields have been calculated on a fully-taxable equivalent basis.

The investment portfolio, representing 22.5% of earning assets, is well diversified. Approximately 95.5% of the investment portfolio is at fixed rates of interest, with the remaining portion at variable rates, of which most are issues of agencies of the U.S. government. U.S. treasury securities comprise 53.2% of the investment portfolio, with 30% maturing within one year. No U.S. Treasury securities held at December 31, 1996 have maturities beyond five years. An additional 35.9% of the investment portfolio is comprised of obligations of U.S. government agencies. 35% of the agency securities mature within one year, an additional 38% within five years, an additional 7% within ten years, and the remaining 20% in over ten years. Maturities of securities do not reflect rate repricing opportunities present in many adjustable rate mortgage-backed and corporate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal. Tax exempt investments in issues of state, county and municipal entities represent 4.9% of the investment portfolio, and are all at fixed rates with slightly over two-thirds of the securities maturing within five years. The remaining 6.0% of the investment portfolio is principally comprised of a mix of corporate, mortgage backed, and other securities with varying maturities. It is currently management's intent to hold most investment securities to maturity.

LOANS. The loan portfolio is well diversified, including a mix of commercial, consumer, agricultural and real estate loans as well as a mix of fixed and variable rate loans. Approximately 67% of total loans are at fixed rates. 34.3% of the Company's loan portfolio is comprised of commercial loans, of which 54% are at adjustable rates and 46% are at fixed rates.
35.4% of the loan portfolio is direct and indirect consumer loans and credit card loans, over 90% of which are at fixed rates. Approximately 94% of fixed rate consumer loans are for terms of less than five years. Agricultural loans comprise 10.4% of the portfolio, of which 59% are at adjustable rates. 20.0% of the loan portfolio is comprised of real estate loans, 77% of which are at fixed rates. Two-thirds of fixed rate real estate loans mature within five years.

Loan increases related to the acquisitions in 1996 aggregated approximately $401,000 (net of allowances for possible loan losses aggregating $10,553). Other increases in net loans during 1996 totaled approximately $91,500 or an increase of over 10% from consolidated net loans of $855,207 at December 31, 1995. There were increases in loan volumes in all major categories of loans in 1996. Increases in loan demand are attributed to continued healthy economic conditions in the communities served by FIBM's bank subsidiaries.










LOANS OUTSTANDING
----------------------------------------------------------------------------------------------------------------
                                                       As of December 31,
----------------------------------------------------------------------------------------------------------------
                      1996    PERCENT   1995    Percent    1994    Percent    1993   Percent    1992    Percent
----------------------------------------------------------------------------------------------------------------
LOANS
  Agricultural    $ 143,572    10.4%  113,827    13.1%   $ 98,194   13.1   $ 85,059    12.7%  $ 73,898    12.2%
  Commercial        471,458    34.3   311,982    35.9     262,290   34.9    241,535    36.2    224,715    37.0
  Real estate       274,141    19.9   142,097    16.3     112,251   14.9     92,906    13.9     90,671    14.9
  Consumer          484,865    35.3   300,711    34.5     277,367   36.9    245,493    36.8    216,222    35.6
  Other loans         1,443     0.1     1,761     0.2       1,416     .2      2,392      .4      1,619      .3
----------------------------------------------------------------------------------------------------------------
Total loans       1,375,479   100.00% 870,378   100.0%    751,518  100.0%  667,385   100.0%   607,125   100.0%
----------------------------------------------------------------------------------------------------------------
Less allowance for
  loan losses        27,797            15,171              13,726           13,373             12,965
----------------------------------------------------------------------------------------------------------------
Total net loans  $1,347,682         $ 855,207            $737,792         $654,012           $594,160
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Ratio of allowance
  to total loans      2.02%             1.74%               1.83%            2.00%              2.14%
----------------------------------------------------------------------------------------------------------------



MATURITIES AND INTEREST RATE SENSITIVITIES(1)
---------------------------------------------------------------------------------------------
                                      Within      One Year to       After
As of December 31, 1996              One Year      Five Years      Five Years      Total
---------------------------------------------------------------------------------------------
Agricultural                        $ 87,877         35,278          20,417       143,572
Commercial                           215,483        186,458          69,517       471,458
Real estate                           70,833        103,126         100,182       274,141
Consumer                             157,951        298,247          28,667       484,865
---------------------------------------------------------------------------------------------
                                    $532,144        623,109         218,783     1,374,036
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Loans at fixed interest rates       $275,266        505,102         136,684       917,052
Loans at variable interest rates     250,056        118,007          82,099       450,162
Nonaccrual loans                       6,822            -               -           6,822
---------------------------------------------------------------------------------------------
                                   $ 532,144        623,109         218,783     1,374,036
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


  (1) Loan amounts exclude "other loans", consisting primarily of overdrafts.

Unlike residential mortgage loans and consumer installment loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company attempts to limit these risks by employing underwriting and documentation standards contained in written loan policies and procedures. These policies and procedures are reviewed on an ongoing basis by management and adherence to stated policies are monitored by credit administration.



PROBLEM ASSETS
----------------------------------------------------------------------------------------------------------------------
                                                                                                           5-Year
                                                                                                          Compound
                                                                                              1996/95      Percent
As of December 31,                        1996       1995        1994      1993       1992   % Change      Change
----------------------------------------------------------------------------------------------------------------------
Impaired loans:
  Renegotiated loans on nonaccrual
     status                            $    -          15           47       11        490    (100.0)%     (100.0)%
  Other nonaccrual loans                 5,122      3,216           NA       NA         NA      59.3          NA
----------------------------------------------------------------------------------------------------------------------
Total impaired loans (1)                 5,122      3,231           NA       NA         NA      58.5          NA

Total nonaccrual loans (1)               6,822      3,632        3,134    3,629      5,496      87.8         (2.9)

Total renegotiated loans                 1,763      1,755        1,619    1,526      4,020       0.5        (17.8)

Loans 90 days or more past due
  and still accruing                     6,432      1,123          534    1,353      2,940     472.8         16.6

Total problem loans                     49,545     27,097       21,765   23,220     27,749      82.8          3.8
Total classified loans                  24,579     16,687       14,517   13,875     17,283      47.3         (0.1)

Total loans charged off                  3,758      2,117        1,880    1,852      2,352      77.5          3.4
Total recoveries on previously
  charged-off loans                      1,987      1,016          889      915      1,430      95.6         10.4
----------------------------------------------------------------------------------------------------------------------
Other Real Estate Owned (OREO):
  Other real estate owned              $ 2,057      1,903        2,851    4,580      6,737       8.1        (25.4)
  Allowances for devaluation
       of OREO                             511        554        1,048    1,448      1,800      (7.8)       (24.7)
  Provisions for OREO losses               (21)       (28)          10       85         80     (25.0)         NM
----------------------------------------------------------------------------------------------------------------------


As of December 31,                        1996       1995        1994      1993      1992
-----------------------------------------------------------------------------------------
Selected Ratios (as of December 31):
  Allowance for loan losses
     at December 31 to:
     Total problem loans                 56.1%        56.0        63.1     57.6      46.7
     Total classified loans             113.1         90.9        94.6     96.4      75.0
  Allocated allowance
     to gross capital funds (2)           1.3          1.8         2.0      2.2       3.3
  Total problem loans to
     gross capital funds (2)             28.5         21.8        20.0     23.8      32.7
  Total classified loans to
     gross capital funds (2)             14.1         13.4        13.3     14.2      20.4
  Total nonaccrual loans to
     total loans                          0.5          0.4         0.4      0.5       0.9
-----------------------------------------------------------------------------------------


  NA Not Applicable
  NM Not Meaningful

  (1)  Approximately $405, $318, $296, $440 and $691 of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Of this amount, approximately $357 and $283 of gross interest income would have been recognized in 1996 and 1995, respectively, if impaired loans had been current in accordance with their original terms.

  (2) Gross capital funds is defined as total stockholders' equity plus the allowance for loan losses.

PROBLEM AND CLASSIFIED LOANS. Federal regulations require that each financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem loans and, if appropriate, classify them.
There are three classifications for classified loans; "substandard", "doubtful", and "loss". Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of partial loss. A loan classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Problem loans include classified loans and another category designated "special mention" maintained for loans which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Loans classified as substandard or doubtful usually require the institution to establish general allowances for loan losses. If a loan or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the loan classified loss, or charge-off such amount.

Exclusive of assets classified loss and which have been fully reserved or charged-off, FIBM's problem loans at December 31, 1996 consisted of $24,966 of loans classified as special mention, $19,994 of loans classified as substandard and $4,585 of loans classified as doubtful.

There are no loans classified as loss, doubtful, substandard, or special mention that have not been disclosed above that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

RECONCILIATION OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                       1996     1995     1994     1993     1992
--------------------------------------------------------------------------------
Balance as of January 1,          $    15,171   13,726   13,373   12,965  12,257

Beginning allowances of
 acquired banks                        10,553      917      -        -       -

Charge-offs:
  Agricultural                            220       25        4       20      69
  Commercial                            1,127      393      398      777   1,036
  Real estate                              27       20       53       20     134
  Consumer                              2,384    1,679    1,425    1,035   1,113
  Other loans                             -        -        -        -       -
--------------------------------------------------------------------------------
     Total charge-offs                  3,758    2,117    1,880    1,852   2,352
--------------------------------------------------------------------------------
Recoveries:
  Agricultural                            154       88       82      100     450
  Commercial                              850      252      299      353     467
  Real estate                               9      119       36        7      22
  Consumer                                974      557      472      455     491
  Other loans                             -        -        -        -       -
--------------------------------------------------------------------------------
     Total recoveries                   1,987    1,016      889      915   1,430
--------------------------------------------------------------------------------
Net charge-offs                         1,771    1,101      991      937     922
Provision for loan losses               3,844    1,629    1,344    1,345   1,630
--------------------------------------------------------------------------------
Balance as of December 31,        $    27,797   15,171   13,726   13,373  12,965
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Period end loans                  $ 1,375,479  870,378  751,518  667,385 607,125
Average loans                       1,014,901  837,288  705,690  641,411 595,026
--------------------------------------------------------------------------------
Ratio of net charge-offs to
  average loans                          0.17%     .13      .14      .15     .15
Ratio of reserve to period
  end loans                              2.02%    1.74     1.83     2.00    2.14
--------------------------------------------------------------------------------

The provision for loan losses provides a reserve (the allowance for loan losses) to which loan losses are charged as those losses become evident. Management of the banks determine the appropriate level of the allowance for loan losses on a quarterly basis utilizing a report containing loans with a more than normal degree of risk. This report is the by-product of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Utilizing this report, a specific portion of the reserve is allocated to those loans which are considered to represent significant exposure to risk. In addition, estimates are made for potential losses on all other loans, not specifically reviewed, based on historical loan loss experience and other factors and trends.




ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------------

As of December 31,              1996                 1995                   1994                 1993                   1992
----------------------------------------------------------------------------------------------------------------------------------
                         Allocated   % Of      Allocated   % Of      Allocated   % Of      Allocated   % Of      Allocated   % Of
                         Reserves    Loans     Reserves    Loans     Reserves    Loans     Reserves    Loans     Reserves    Loans
----------------------------------------------------------------------------------------------------------------------------------
Domestic
  Agricultural           $    390    10.4%     $     322   13.1%     $     280   13.1%     $     230   12.7%     $     315   12.2%
  Commercial                  594    34.3            789   35.9            791   34.9            896   36.2          1,445   37.0
  Consumer                    436    15.0            372   15.2            330   21.1            879   19.0            383   16.0
  Floor plan                   48     1.9             45    2.5             45    1.8            -      2.1             29    2.3
  Real estate                 -      19.9            -     16.3              3   14.9             23   13.9             98   14.9
  Dealer indirect             797    18.4            701   16.8            778   14.0            128   15.7            503   17.3

Other loans, principally
  overdrafts                  -       0.1            -      0.2            -      0.2            -      0.4            -      0.3

Foreign                       -       0.0            -      0.0            -      0.0            -      0.0            -      0.0

Unallocated                25,532                 12,942                11,499                11,217                10,192
----------------------------------------------------------------------------------------------------------------------------------
  Totals                  $27,797  100.00%     $  15,171  100.0%     $  13,726  100.0%     $  13,373  100.0%     $  12,965  100.0%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



Included in the allocated reserves are $436 related to impaired loans at December 31, 1996.

FUNDING SOURCES. Earning assets are funded by various sources, each of which is continuously monitored to ensure an appropriate level of liquidity to meet customer demand and to support the Company's operating needs. The primary funding source is a broad and diversified base of core deposits gathered by its twenty-eight banking offices in Montana and Wyoming. Non-interest bearing demand deposit accounts comprise 22.9% of total customer deposits. Low cost interest bearing demand and savings deposits comprise an additional 42.5% of total deposits. Higher cost certificates of deposit and IRA accounts comprise the remainder (34.6%) of total deposits. Large certificates of deposit, those for $100 and over, represent only 7.3% of total deposits and 21.1% of total time deposits.

Deposits increased $580,355 from $1,099,069 at December 31, 1995 to $1,679,424 at December 31, 1996. Again, the increase in deposits was principally the direct result of the acquisitions of FIB Montana, NA, FIB Wyoming, NA and FIB Whitefish. Aggregate additions to deposits on the respective acquisition dates were approximately $524,000, of which approximately $365 were interest-bearing. The remaining increase of over $56,000 or approximately 5.1% of deposits at December 31, 1995 is reflective of moderate growth in overall customer deposits in the last half of 1996 following a seasonal slowdown in overall deposit growth during the first half of the year.



AVERAGE CUSTOMER DEPOSITS
----------------------------------------------------------------------------------------------------------------------------------


                               1996                  1995                  1994                  1993                  1992
----------------------------------------------------------------------------------------------------------------------------------
                         Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
----------------------------------------------------------------------------------------------------------------------------------
Demand              $   242,117     19.9%     203,258     19.9%    $ 181,885    19.8%    $ 165,965    18.7%    $ 147,316    17.2%
Demand -
  interest-bearing      210,153     17.3      171,933     16.9       163,318    17.8       159,321    17.9       152,768    17.9
Savings                 301,003     24.8      264,198     25.9       265,521    29.0       261,984    29.5       254,910    29.8
----------------------------------------------------------------------------------------------------------------------------------
                        753,273     62.0      639,389     62.7       610,724    66.6       587,270    66.1       554,994    64.9
----------------------------------------------------------------------------------------------------------------------------------
Time deposits:
 Time, $100 and over     98,683      8.1       81,191      8.0        66,751     7.3        63,002     7.15        4,818     6.4
 Time, other            362,628     29.9      298,926     29.3       239,313    26.1       237,906    26.82       44,635    28.7
----------------------------------------------------------------------------------------------------------------------------------
 Total time deposits    461,311     38.0      380,117     37.3       306,064    33.4       300,908    33.92       99,453    35.1
----------------------------------------------------------------------------------------------------------------------------------
Total average
  deposits          $ 1,214,584    100.0%   1,019,506    100.0%    $ 916,788   100.0%    $ 888,178   100.0%    $ 854,447   100.0%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


CAPITAL. A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At December 31, 1996, shareholders' equity totaled more than $146 million or 7.08% of total assets, compared with $109.4 million or 8.09% at year end 1995. Although FIBM has achieved steady internal capital generation throughout the past five years, it also issued $20 million of noncumulative preferred stock in conjunction with acquisitions in 1996. Stockholders' equity to assets declined in 1996 as the result of acquisitions during the year.

Risk based guidelines define a two tier capital framework. Tier 1 capital consists of common shareholders' equity less disallowed intangibles, while total risk based capital consists of Tier 1 capital, the allowance for loan losses up to 1.25% of risk adjusted assets and long-term subordinated debt. Risk adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

The following table details capital components and ratios for the Company on a consolidated basis and each of its significant subsidiaries as of December 31, 1996 and 1995:

CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------------------
                                              FIBM                 FIBOC                FIBOC              FIB            FIB
                                          Consolidated            Montana              Wyoming        Wyoming, N.A.   Montana,N.A.
As of December 31,                       1996       1995      1996       1995      1996       1995        1996(6)       1996(6)
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity
  (excluding fair value
  adjustment) (1)                  $   145,554     108,973    88,096     85,567     29,167    28,136     38,774          35,051
Less disallowed intangible
  assets                               (37,958)    (10,221)   (6,779)    (7,295)       -         -      (13,901)        (11,092)
----------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                         107,596      98,752    81,317     78,272     29,167    28,136     24,873          23,959
Subordinated debt                       20,000         -         -          -          -         -          -               -
Allowance for loan losses (2)           18,265      11,914     9,697      8,647      3,467     3,217      2,279           2,430
----------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital           $   145,861     110,666    91,014     86,919     32,634    31,353     27,152          26,389
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets               $ 1,461,228     949,880   773,936    690,132    275,568   255,658    177,277         193,646
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital to
    risk-adjusted assets(3)               7.35%      10.40     10.51      11.34      10.58     11.01      14.03           12.37
  Total risk-based capital
    to risk-adjusted assets(4)            9.98       11.65     11.76      12.59      11.84     12.26      15.32           13.63
  Leverage(5)                             5.26        7.28      7.76       7.96      7.68       7.61       7.92            8.48
Tier 1 capital to total assets
  less intangible assets                  7.19        8.13      8.43       8.80      7.69       7.72      12.89           12.43
Total equity to total assets              7.08        8.09      8.41       8.77      7.70       7.72      12.01           11.96
Average equity to average assets          8.08        8.20      9.03       8.86      8.13       8.01      12.05           12.81
----------------------------------------------------------------------------------------------------------------------------------



  (1) For computation of capital ratios, the regulatory agencies have determined that the FASB 115 fair value adjustment does not enter into the calculation of capital ratios.
  (2) Limited to 1.25% of risk-adjusted assets, with the excess deducted from risk-adjusted assets.
  (3) The regulatory "minimum" and requirement for "well capitalized" Tier 1 capital are 4.00% and 6.00%, respectively.
  (4) The regulatory "minimum" and requirement for "well capitalized" total risk-based capital are 8.00% and 10.00%, respectively.
  (5) The regulatory "minimum" and requirement for "well capitalized" leverage capital are 3.00% and 5.00%, respectively.
  (6)    Subsidiary acquired in 1996.

ASSET AND LIABILITY MANAGEMENT

The primary objective of the asset/liability management process is to optimize the net interest income while prudently managing balance sheet risks. Specifically, these risks include interest rate risk, maintaining sufficient levels of capital, and a sufficient level of liquidity to meet the needs of depositors and borrowers. Fundamental to most risk management decisions are the inherent tradeoffs between risk reduction and Company profitability. In certain circumstances, a measured amount of interest rate sensitivity in the balance sheet may produce an improved level of earnings for the Company. Thus, it is not the intent of the Asset/Liability Committee (ALCO) to eliminate interest rate risk. Rather, the Company attempts to understand the level of risk accompanying its decisions and to monitor and manage these risks.

The ability to optimize the net interest income is largely dependent upon the achievement of an interest rate spread which can be managed during fluctuations of prevailing market interest rates. Interest rate sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity "gap".

STATIC REPRICING AND INTEREST RATE SENSITIVITY


----------------------------------------------------------------------------------------------------------------------

                                                Three Months   Three Months    One Year to       After
  As of December 31, 1996                          or Less     to One Year     Five Years     Five Years       Total
  --------------------------------------------------------------------------------------------------------------------
  SELECTED ASSETS
     Loans (1)                                   $ 497,593        191,752        535,595        143,717      1,368,657
     Investment securities                         119,057         38,737        223,796         21,981        403,571
     Interest-bearing deposit in bank                6,545           -              -              -             6,545
     Federal funds sold                              4,945           -              -              -             4,945
  --------------------------------------------------------------------------------------------------------------------
                                                 $ 628,140        230,489        759,391        165,698      1,783,718
  --------------------------------------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------------------------------------

  SELECTED LIABILITIES (2)
     Interest-bearing demand
       accounts                                    316,964           -              -              -           316,964
     Savings deposits                              396,845           -              -              -           396,845
     Time deposits, $100 or more                    74,470         19,711         26,400          1,661        122,242
     Other time deposits                           205,859         86,868        164,658            617        458,002
     Federal funds purchased                        13,450           -              -              -            13,450
     Securities sold under repurchase agreements   129,137           -              -              -           129,137
     Other borrowed funds                           13,071           -              -              -            13,071
     Long-term debt                                 16,726         22,960            710         24,271         64,667
  --------------------------------------------------------------------------------------------------------------------
                                               $ 1,166,522        129,539        191,768         26,549      1,514,378
  --------------------------------------------------------------------------------------------------------------------
  Rate gap                                     $  (538,382)       100,950        567,623        139,149        269,340
  --------------------------------------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------------------------------------
  Cumulative rate gap                          $  (538,382)      (437,432)       130,191        269,340
  Cumulative rate gap as a percentage
    of total interest-earning assets                 (30.2)%        (24.5)%          7.3%          15.1%
  --------------------------------------------------------------------------------------------------------------------


     (1)  Does not include nonaccrual loans of $6,822.
     (2) Does not include noninterest-bearing demand deposits of $385,371.

The declining interest rate environment FIBM experienced in the early 1990's provided for growth in net interest income as the Company's funding costs declined, which improved the spread realized between the yields on assets and the cost of funds. This factor, along with loan volume growth, has provided the Company with favorable interest margins. In anticipation of interest rates rising during 1994, and in order to protect its net interest margin, FIBM undertook actions to promote the lengthening of deposit maturities and the generation of variable rate loans. No swaps, financial futures or options contracts have been utilized by the Company. FIBM had a relatively high percentage of interest earning assets maturing or repricing within one year at December 31, 1996, which provides some cushion to the net interest margin when interest rates are flat or rising.

FIBM uses interest sensitivity "gap" analysis, income statement simulation models, and, to a limited extent, duration analysis (including estimation of borrower prepayment options) to evaluate the potential effects of changing interest rates on the net interest margin of the subsidiary banks. By specific policy, FIBM will attempt to maintain a mix of earning assets and deposits in the one year time period, such that no more than 5% of the net interest margin will be at risk should interest rates rise or fall 1%. In evaluating exposure to interest rate movements, Management does not view the gap amounts as presenting an unusually high risk potential, although no assurances can be given that FIBM is not at risk in the event of rate increases or decreases. Also, certain assets have features which restrict changes in interest rates on a short-term basis as well as over the life of the asset. In the event of a change in interest rates, prepayment of assets and deposit outflows would likely deviate significantly from historical or expected levels. The above gap fails to consider the interest rate sensitivities of those asset and liability accounts. It is recognized that a rising rate environment may decrease the ability of many borrowers to service their debt. Management cannot provide any assurance as to what the actual affect of changes in interest rates will be on FIBM's interest margin.

The ALCO attempts to keep informed as to the inherent tradeoffs resulting from risk elimination and profitability objectives.

LIQUIDITY

FIBM's ALCO has established specific policies and procedures for managing existing liquidity levels and has also developed contingency plans to address potential liquidity needs. The Company's current liquidity position is supported in large part through core deposits generated from the Company's banking offices and from a high quality investment portfolio.

FIBM's current investment portfolio contains a mix of maturities which provide a structured flow of maturing and reinvestable funds that can be converted to cash, should the need arise. Maturing balances in the loan portfolio also provide options for managing cash flows. The ability to redeploy these funds is an important source of intermediate to long-term liquidity.

Backup sources of liquidity are provided by Federal funds lines carried with both upstream and downstream correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Minneapolis, of which FIBOC Montana is a member. Additionally, liquidity and/or matched funding can be obtained from the Federal Home Loan Bank of Seattle, of which FIBOC Montana, FIBOC Wyoming and FIB Whitefish all are members.

At December 31, 1996, the Company had $2.8 million available on its revolving term loan.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of First Interstate BancSystem of Montana, Inc. and Subsidiaries are contained elsewhere herein [see Item 14(a)1]:

  Report of KPMG Peat Marwick LLP, Independent Auditors
  Consolidated Balance Sheets- December 31, 1996 and 1995
  Consolidated Statements of Income - Years Ended
     December 31, 1996, 1995 and 1994
  Consolidated Statements of Stockholders' Equity - Years Ended
     December 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows - Years Ended December 31,
     1996, 1995 and 1994
  Notes to Consolidated Financial Statements

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of FIBM are as follows:

                                                                  Date First
                                                                   Elected
 Name and Age                 Position                         Director/Officer
 ------------                 --------                         ----------------

DIRECTORS:

Homer A. Scott, Jr., 62(1)    Director and Chairman of the             1971
                              Board

Dan S. Scott, 65(1)           Director and Chairman of                 1971
                              Compensation Committee

James R. Scott, 47(1)         Director, Vice Chairman of               1971
                              the Board and Chairman of Audit
                              Committee

Randy Scott, 43               Director                                 1993

Susan Scott Heyneman, 58      Director                                 1994

Joel Long, 56 (1)             Director                                 1996

DIRECTORS AND EXECUTIVE OFFICERS:

Thomas W. Scott, 53           Director, President and Chief            1971
                              Executive Officer

William H. Ruegamer, 52       Director, Chief Operating Officer
                              and Executive Vice President             1988

Executive Officers:

William G. Wilson, 57         Senior Vice President                    1973

Terrill R. Moore, 44          Senior Vice President, Chief             1989
                              Financial Officer and Secretary

Edward Garding, 47            Senior Vice President, Branch            1996
                              Administration Officer

---------------------
  (1)    Member of compensation committee.

All of the directors listed above will hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified. All of the officers listed will hold office until successors are appointed by the Board of Directors. There are no arrangements or understandings between any of the directors or officers or any other persons, pursuant to which any of the above directors have been selected as directors, or officers have been selected as officers, except for Randall I. Scott. The third generation of the Scott Family recommended that Randall I. Scott be elected to the Board of Directors to be their representative for their ownership interests.

The business of FIBM is conducted through meetings of the Board of Directors. During the fiscal year ended December 31, 1996, the Board of Directors held 6 regular meetings and 3 special meetings and none of the existing directors attended fewer than 80% of the total meetings, except Susan Scott Heyneman and James R. Scott each attended 7 of the 9 board meetings (78%) in 1996.

Director Dan S. Scott is Chairman of the Compensation Committee. The Compensation Committee meets in such capacity periodically to review the performance of the Company's officers and to determine compensation programs and adjustments for all employees. The Compensation Committee met formally once in 1996 plus several compensation committee agenda items were dealt with in the board meetings as a matter of convenience.

Director James R. Scott is Chairman of the Audit Committee of the Company. The Audit Committee reviews the records and affairs of the Company to determine their financial condition, reviews with management and the independent auditors the systems of internal control, and monitors the subsidiaries' adherence in accounting and financial reporting to generally accepted accounting principles. The Audit Committee of FIBM met once in 1996.

Terrill R. Moore is Chairman of the Audit Committee of the Company's Wyoming subsidiaries. This Audit Committee met formally once in 1996.

During the past five years, the business experience of each of the directors and executive officers has been as follows:

HOMER A. SCOTT, JR. Has been a director of FIBM since 1971, and is currently Chairman of the Board. Mr. Scott has also been a director and chairman of the Board of FIBOC Wyoming since June 1976. Mr. Scott is also a director of the Board of FIBOC Montana, FIB Wyoming NA and First Interstate, fsb.

THOMAS W. SCOTT Has been a director of FIBM since 1971. Mr. Scott serves as President and Chief Executive Officer of FIBM, and has held the office of President for more than five years. Currently Mr. Scott is also a director of FIBOC Wyoming and CFI, and Chairman of the Board of FIBOC Montana, FIB Wyoming, NA, FIB Montana, NA, FIB Whitefish and First Interstate, fsb.

JAMES R. SCOTT Has been a director of FIBM since 1971. Mr. Scott has been Vice Chairman of the Board since January 1990. Currently Mr. Scott is also a director of FIBOC Montana. Mr. Scott is President of the First Interstate Bank Foundation.

DAN S. SCOTT Has been a director of FIBM since 1971. Currently Mr. Scott is also a director of FIBOC Wyoming, FIBOC Montana and FIB Wyoming, NA. Mr. Scott has also been a rancher for more than five years.

WILLIAM H. RUEGAMER Is the Executive Vice President and Chief Operating Officer of FIBM. He has served as a director of FIBM since June 1988, and of CFI since February 1993. Mr. Ruegamer has had 10 years of experience with the OCC and has held various executive positions with the Company's subsidiaries. Effective December 1992 he is the President of FIBOC Montana. Mr. Ruegamer is also a director of FIBOC Montana, FIBOC Wyoming, FIB Montana, NA, First Interstate, fsb and FIB Whitefish.

SUSAN SCOTT HEYNEMAN  Was elected to be a director of FIBM in March 1994.
Ms. Heyneman served previously as a director of FIBM, having resigned in 1989 to pursue personal interests. Ms. Heyneman has continued to serve as a director of FIBOC Montana for more than five years. With her husband, Ms. Heyneman has been in ranching for more than five years.

RANDY SCOTT Has been a director of FIBM since August 1993. Mr. Scott was a trust officer of FIBOC Montana's trust division from 1991 until 1996. From 1985 until 1991, Mr. Scott was an officer of FIBM's audit department. In total, Mr. Scott was employed by FIBM or a subsidiary thereof for nineteen years.

JOEL LONG Is a resident of Sheridan, Wyoming and is President of JTL Group, Inc., a construction firm doing business in Montana and Wyoming. Mr. Long is a past director of First Interstate Bank-West Billings and First Interstate Bank-Billings.

WILLIAM G. WILSON Has been a Senior Vice President of FIBM since 1983. He was also Chief Financial Officer of FIBM until November 1989. Mr. Wilson was formerly a Vice President from 1973 to 1979 and a Senior Vice President of the Billings office of FIBOC Montana from 1979 to 1983. Effective December 1992 he is Senior Vice President, Cashier, and Secretary of FIBOC Montana. Mr. Wilson is also a board member of FIB Montana, NA.

TERRILL R. MOORE Has been a Senior Vice President, the Chief Financial Officer and Secretary of FIBM since November 1989. In addition, he is a director and an assistant to the secretary of FIBOC Wyoming. Effective December 1992 he is Senior Vice President and Chief Financial Officer of FIBOC Montana. Mr. Moore is also a board member of CFI, FIB Montana, NA, First Interstate, fsb and FIB Whitefish.

EDWARD GARDING Is a Senior Vice President of FIBM. He is also President of FIBOC Wyoming. Mr. Garding has been in banking for the past 25 years. He is past president of the Wyoming Bankers Association and is currently the Chairman of their Government Relations Committee. He also serves on the board of the Pacific Coast Banking School which is at the University of Washington and he is the past president of the Sheridan College Foundation. Mr. Garding is a board member of FIBOC Wyoming, FIB Whitefish, and effective January 1997, a director of FIBOC Montana.

Many of the directors and officers of FIBM are related.  Homer A.
Scott, Jr., Thomas W. Scott, Dan S. Scott, Susan Scott Heyneman and James R. Scott are siblings. Randy Scott is a son of Dan S.
Scott.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

The following table sets forth for the three fiscal years ended December 31, 1996, certain information as to the cash compensation received by each executive officer and director of FIBM listed above who received total cash compensation in excess of $100,000 and by all executive officers of FIBM as a group for services in all capacities of FIBM and its subsidiaries.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Annual Compensation                            Long-Term Compensation
                                               -------------------------------------     ----------------------------------------
                                                                          Other          Restricted                    Long-Term
Name and                                                                 Annual            Stock        Options/       Incentive
Principal Position                    Year     Salary      Bonus     Compensation(1)     Awards ($)      SARS (#)     Payouts ($)
------------------                    ----    --------   --------    ---------------     ----------     ---------     -----------
Directors:
 Homer A. Scott, Jr.                  1996    $ 99,000   $ 15,000        $ 1,736             $ -            -          $     -
  Chairman                            1995     -99,000    - 4,000         -1,575               -            -                -
                                      1994     125,000     10,000          1,500               -            -                -
 James R. Scott                       1996    $102,250   $ 15,000        $ 7,200             $ -            -          $     -
  Vice Chairman                       1995     102,250     10,000              -               -            -                -
  & Chairman of                       1994     102,250     10,000              -               -            -                -
  Audit Committee

Directors and Executive Officers:
 Thomas W. Scott                      1996    $206,000   $ 75,000        $ 7,200             $ -            -          $     -
  President & CEO                     1995     200,000     63,000          7,200               -            -                -
                                      1994     194,000     60,000          7,200               -            -                -

 William H. Ruegamer                  1996    $190,000   $ 66,500        $   199             $ -         350/350       $     -
  Executive Vice                      1995     184,000     58,000            699               -         350/350             -
  President & COO                     1994     173,500     55,000            167               -         300/225             -

Executive Officers:
 William G. Wilson                    1996    $102,000   $ 39,580        $ 7,200             $ -         150/150       $     -
  Senior Vice                         1995      99,000     27,720          7,200               -         200/200             -
  President                           1994      95,500     25,785          7,200               -         200/150             -

 Terrill R. Moore                     1996    $ 86,684   $ 35,184        $ 7,200             $ -         200/200       $     -
  Senior Vice                         1995      80,800     22,624          7,200               -         200/200             -
  President & CFO                     1994      77,800     21,006          7,200               -         200/150             -

 Edward Garding (3)                   1996    $106,730   $ 30,000        $20,860             $ -         200/200       $     -
  Senior Vice                         1995          NA         NA             NA              NA              NA            NA
  President                           1994          NA         NA             NA              NA              NA            NA

All executive Officers
as a Group (5 persons)(2)             1996    $691,414   $246,264        $42,659             $ -         900/900       $     -
                                      1995     563,800    171,344         22,299               -         750/750             -
                                      1994     540,800    161,791         21,767               -         700/525             -

  (1) The amount included under Other Annual Compensation principally relates to an auto allowance, or the value of personal usage of a company owned vehicle, except that Edward Garding received reimbursement of moving and related expenses aggregating $13,660 in 1996.

  (2)    FIBM has five executive officers (4 executive officers prior to 1996).

  (3)    Not an executive officer of FIBM prior to 1996.

BOARD FEES. Inside directors do not receive separate fees for their services. The compensation of their services is included in the salary and bonus amount shown in the above table. Outside directors, presently only Joel Long, receive a $400 monthly retainer, $500 per board meeting attended plus $250 for each attended committee meeting.

HEALTH AND LIFE INSURANCE. FIBM and its subsidiaries currently provide all full time employees (30 or more hours per week) with health and dental insurance coverage, as well as life insurance (up to two and one half times salary) and disability insurance benefits at no cost to them. The contributions to the plan on behalf of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott, William H. Ruegamer, William G. Wilson, Terrill R. Moore, Edward Garding, and all executive officers as a group, were $3,465, $3,216, $3,307, $2,687, $2,687, $3,131, $2,870 and $14,682, respectively, for the fiscal year ended December 31, 1996.

PROFIT SHARING PLAN. FIBM and its subsidiaries have a noncontributory qualified profit sharing plan. To be eligible to participate, an employee must complete one year of employment and 1,000 hours or more of service. Contributions are determined by the FIBM Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30,000. There is immediate 100% vesting. The contributions to the plan on behalf of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott, William H. Ruegamer, William G. Wilson, Terrill R. Moore, Edward Garding, and all executive officers as a group, were $4,896, $5,056, $10,187, $9,396, $5,044, $4,272,
$5,227 and $34,126, respectively, for the fiscal year ended December 31, 1996. Total contributions to this plan for all participating employees were $839,360, $685,435, and $620,261 in 1996, 1995 and 1994, respectively.

EMPLOYEE SAVINGS PLAN. FIBM and its subsidiaries have a contributory qualified employee savings plan (401(k)). Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. FIBM and its subsidiaries are required to match $1.25 for every $1.00 of employee contributions up to 4% of participating employee's compensation. There is immediate 100% vesting. The contributions to the plan on behalf of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott, William H. Ruegamer, William G. Wilson, Terrill R. Moore, Edward Garding, and all executive officers as a group, were $4,696, $5,112, $9,508, $9,500, $4,813, $5,337, $4,334 and $33,492, respectively, for the year ended December 31, 1996. Total contributions to this plan for all participating employees were $814,165 in 1996, $703,128 in 1995 and $647,565 in 1994.

PRE-TAX SPENDING PLAN. Full time employees of FIBM and its subsidiaries are eligible to participate in the qualified pre-tax spending plan. The pre-tax spending plan allows employees to pay for dependent health insurance premiums, unreimbursed medical and/or dependent child care expenses with before-tax dollars rather than with after-tax dollars.

RESTRICTED STOCK AWARDS PLAN. There were no unvested shares issued and outstanding under the plan at December 31, 1996 or December 31, 1995.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN. FIBM has a non-qualified Stock Option and Stock Appreciation Rights Plan ("Plan") for key senior officers of FIBM and its subsidiaries. The Plan provides for the granting of stock options and stock appreciation rights of FIBM's common stock at a value at the time the options are granted of not less than the existing value of stock at the date of the grant. Each option granted under the Plan may be exercised within a period of ten years from the date of grant. The Plan provides for the granting of stock appreciation rights in tandem with stock options. The Plan allows the holder to surrender an exercisable stock option in exchange for cash or shares of common stock in an amount equal to the appraised minority value of covered shares over the option price of such shares.

The stock options and stock appreciation rights granted to Executive Officers in 1996 are shown in the following table:


                     Option/SAR Grants in 1996
                                                                                             Potential Realizable
                                          Individual Grants                                        Value at
                                     ---------------------------                                 Assumed Annual
                                                     % of Total                                 Rates of Stock
                                                    Options/SARs                              Price Appreciation
                                      Options/       Granted to     Exercise                    for Option Term
                                        SARS          Employees       Price    Expiration    --------------------
           Name                      Granted (#)       in 1996       ($/sh)      Date       5% ($)       10% ($)
           ----                      -----------    ------------    --------   ----------    -------      -------
     Thomas W. Scott                       -              -         $   -           -        $  -         $  -

     William H. Ruegamer              350/350           8.43%         71.42     1/16/06       31,441       79,678

     William G. Wilson                150/150           3.61%         71.42     1/16/06       13,475       34,148

     Terrill R. Moore                 200/200           4.82%         71.42     1/16/06       17,966       45,530

     Edward Garding                   200/200           4.82%         71.42     1/16/06       17,966       45,530


The following table indicates the number and value of FIBM Stock Options and Stock Appreciation Rights exercised in 1996 and the number and value of unexercised FIBM Stock Options and Stock Appreciation Rights as of December 31, 1996:

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                             Number of           Value of Unexercised
                                                                           Unexercised               In-The-Money
                                         Shares                           Options/SARS at            Options/SARS at
                                        Acquired            Value        December 31, 1996       December 31, 1  996 ($)
       Name                          on Exercise (#)     Realized ($)     All Exercisable            All Exercisable
       ----                          ---------------     ------------    -----------------       -----------------------
  Thomas W. Scott                         -             $    -                  -                     $     -

  William H. Ruegamer                    806               75,095          2,872/1,861                 195,311

  William G. Wilson                      152               11,906          1,300/875                    79,679

  Terrill R. Moore                       472               43,976          1,869/1,184.5               127,912

  Edward Garding                         426               39,690          2,035/1,267.5               144,362


OTHER AWARDS OR ARRANGEMENTS. There were no Long-Term Incentive Plan awards granted nor any repricing of Stock Options and Stock Appreciation Rights in 1996. FIBM has no employment contracts and no compensatory plans or arrangements relating to termination of employment or change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Homer A. Scott, Jr., Dan S. Scott, James R. Scott and Joel Long serve on the Compensation Committee. Therefore, all Committee members except Joel Long were officers or employees receiving compensation from FIBM for services rendered. Homer
A. Scott, Jr. and James R. Scott were formerly officers of FIBM.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION. The Compensation Committee established the general compensation policies of FIBM and its Subsidiaries, establishes the compensation plans and specific compensation levels for executive officers, and administers the Annual Bonus Plan, Restricted Stock Awards Plan and Stock Option and Stock Appreciation Rights Plan.

As required by recently adopted rules designated to enhance the disclosure of FIBM's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board of Directors addressing the compensation of FIBM and its Subsidiaries' executive officers for 1996.

  COMPENSATION POLICY

  FIBM's executive compensation policy is designed to establish an appropriate relationship between executive pay and FIBM's annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives and (b) key officer options through the Stock Option Plan. The Compensation Committee believes that cash compensation in the form of salary and bonus provides company executives with short term rewards for success in operations, and that long term compensation through the award of stock options encourages growth in management stock ownership which leads to expansion of management's stake in the long term performance and success of FIBM.

  BASE SALARY. For 1996, the Compensation Committee approved the base salary of the executive officers. In determining the base salary of each of the executive officers, the company relied on three industry surveys of salaries paid to executive officers of financial institutions with comparable asset size and similar operating regions to that of FIBM. The Compensation Committee set the base salaries of FIBM and its Subsidiaries' executive officers within a reasonable range of those salaries reflected in the surveys. In 1996, executive officers generally received raises in their base salary, with the largest raise of $6,000 going to the Chief Operating Officer, William H. Ruegamer. Raises in base salary reflected an inflationary increase combined with improved corporate performance and profitability in 1995.

  BONUSES. Annual incentives for the CEO and other executive officers are intended to reflect FIBM's belief that management's contribution to stockholder returns (via increasing return on equity and return on assets) comes from maximizing earnings and the quality of these earnings. Awards are based on the attainment of specified performance objectives, and the bonus amount is determined as a percentage of the recipient's base salary. For 1996, the CEO and other executive officers were assigned bonus amounts ranging from 28.1% to 38.8% of the base salaries paid to such persons. The varying percentages reflect the Committee's belief that, as an executive officer's duties and responsibilities in the company increase, the officer will be increasingly responsible for the performance of FIBM. Accordingly, a larger portion of the officer's compensation should be incentive compensation. Actual bonuses payable depend on the level of achievement of specified performance objectives. For 1996, the performance objective necessary to achieve a bonus was attainment of specified return on stockholders' equity. During 1996, the specified performance objectives were attained and exceeded, and therefore the CEO received the largest bonus of $75,000 (36.4%). The largest bonus as a percentage of base salary was paid to the CFO (38.8%). Increases in bonuses reflect the continued improved corporate performance in 1996 and completion of significant acquisitions.

  STOCK OPTIONS. In January 1996, the executive officers as well as certain other officers of FIBM and its subsidiaries, excluding the CEO and all other Scott Family members, were each granted options under FIBM's Stock Option Plan to purchase a specified number of shares of FIBM common stock. The number of shares that each officer was granted an option to purchase was in turn based primarily on the individual's ability to influence the company's long term growth and profitability as well as the number of options previously granted. The Compensation Committee believes that stock option grants afford a desirable long term compensation method because they closely ally the interests of management with stockholder value and the grants of stock options are the best way to link directly the financial interests of management with those of stockholders. Options granted are immediately exercisable but must be exercised within ten years after the date of the grant.

  COMPENSATION OF CHIEF EXECUTIVE OFFICER

  The Compensation Committee believes that the compensation of the CEO should be heavily influenced by the performance of FIBM. Therefore, although there is necessarily some subjectivity in setting the CEO's salary, a major element of the compensation package is directly tied to FIBM performance. In 1996, the annual base salary of Thomas W. Scott, FIBM's CEO, was raised from $200,000 to $206,000. Such increase was determined to be appropriate by the Compensation Committee based on comparable chief executive salaries, as set forth in surveys reviewed by FIBM, and improvements in the company's performance and profitability in 1995. The performance targets of FIBM were attained and exceeded in 1996 and therefore the Compensation Committee awarded a bonus of $75,000, or 36.4% of annual base compensation. Thomas W. Scott did not participate in the decisions of the Compensation Committee with respect to the salary and bonus paid to him in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On March 5, 1997, there were 1,974,162 shares of the Common Stock of FIBM outstanding, held of record by 610 shareholders. Each shareholder of record is entitled to vote at meetings of shareholders, and each share is entitled to one vote.

The following table sets forth as of March 5, 1997 the number of shares of Common Stock of FIBM owned of record or beneficially by each person who owned of record, or to the knowledge of FIBM, beneficially, more than 5% of the Common Stock of FIBM or is a Scott Family member.

  Name and Address                    Number of FIBM           % of FIBM
of Beneficial Owner                  Shares Outstanding     Shares Outstanding
--------------------               --------------------   ---------------------
  James R. Scott                            189,975             9.62
  439 Grandview Blvd.
  Billings, Montana  59102
     Managing partner, J.S. Investments
       Limited Partnership (2)              140,017             7.09
     Trustee for John M. Heyneman, Jr.        6,247             0.32
     Trustee for Thomas Scott Heyneman        6,247             0.32
                                         ----------          ----------
                                            342,486            17.35

  Name and Address                    Number of FIBM           % of FIBM
of Beneficial Owner                  Shares Outstanding     Shares Outstanding
--------------------               --------------------   ---------------------

  Dan Scott                                  46,267              2.34
  P.O. Box 65
  Ranchester, Wyoming  82839
     Managing partner, Nbar5 A (2)           12,240              0.62
     Managing partner, Nbar5 O (2)           10,363              0.52
     Managing partner, Nbar5 K (2)            9,425              0.48
     Managing partner, Nbar5 S (2)            8,486              0.43
     Managing partner, Nbar5 T (2)            8,486              0.43
                                         ----------          ----------
                                             95,267              4.82

  Homer Scott, Jr.                          200,968             10.18
  122 Scott Drive
  Sheridan, Wyoming  82801
     Trustee for Riki Rae Scott Davidson     22,204              1.12
     Trustee for Risa Kae Scott Brown        18,819              0.95
     Trustee for Rae Ann Scott Morse         22,206              1.13
                                         ----------          ----------
                                            264,197             13.38

  Thomas W. Scott                           196,030              9.93
  P.O. Box 30876
  Billings, Montana  59107

  Susan Scott Heyneman                       61,704              3.13
  Bench Ranch
  Fishtail, Montana  59028

  FIB Montana
  P.O. Box 30918
  Billings, Montana  59116
     Trustee for Jonathan R. Scott           55,590              2.82
     Trustee for Julie Anne Scott            57,334              2.90
     Trustee for James F. Heyneman            8,800              0.45
     Trustee for James R. Scott, Jr.            655              0.03
                                         ----------          ----------
                                            122,379              6.20

  Jeanne I. Scott                             5,402              0.27
  P.O. Box 65
  Ranchester, Wyoming  82839

  Susan Elizabeth Scott                      32,506              1.65
  1241 Trojan
  Casper, Wyoming  82609

  James Marshall Scott                       28,362              1.44
  53-025 Avenida Obregon
  LaQuinta, California  92253

  Homer Rollins Scott                        30,576              1.55
  3536 Tradition Drive
  Ft. Collins, Colorado  80526

  Randy Scott                                10,149              0.51
  521 Freedom Avenue
  Billings, Montana  59105
     Managing partner, NBar5
     Limited Partnership (2)                279,948             14.18
                                         ----------          ----------
                                            290,097             14.69

  Lynette E. Scott                            7,000              0.35
  521 Freedom Avenue
  Billings, Montana  59105

  Name and Address                    Number of FIBM           % of FIBM
of Beneficial Owner                  Shares Outstanding     Shares Outstanding
--------------------               --------------------   ---------------------

  Ronald Noel Scott                          22,842              1.16
  P.O. Box 65
  Ranchester, Wyoming  82839

  John M. Heyneman                            9,251              0.47
  Bench Ranch
  Fishtail, Montana  59028
     Managing partner, Towanda Investments
       Limited Partnership (2)               80,765              4.09
                                         ----------          ----------
                                             90,016              4.56

  Charles Matthew Heyneman                    7,756              0.39
  1817 Patricia Lane
  Billings, Montana  59102

  Alexander Paul Heyneman                     7,697              0.39
  2517 Beth Drive
  Billings, Montana  59102
     Trustee for Alexander Paul Heyneman, Jr.   320              0.02
                                         ----------          ----------
                                              8,017              0.41

  Sandra Arlene Scott Suzor                  22,447              1.14
  2943 Silver Plume
  Ft. Collins, Colorado  80526

  FIB Wyoming
  P.O. Box 2007
  Sheridan, Wyoming  82801
     Trustee for Homer A. Scott, Jr.         14,359              0.73
     Trustee for Sarah E. Scott Suzor         5,580              0.28
     Trustee for Samuel Moise Suzor           3,255              0.16
     Trustee for Brekken Arlene Baker         1,004              0.05
     Trustee for Baylee Mae Baker               983              0.05
                                         ----------          ----------
                                             25,181              1.27

  Janet E. Scott                              2,752              0.14
  122 Scott Drive
  Sheridan, Wyoming  82801

  Christine M. Scott
  430 Grandview Blvd.
  Billings, Montana  59102
     Trustee for Courtney L. Scott              655              0.03
     Trustee for Dana A. Scott                  655              0.03
                                         ----------          ----------
                                              1,310              0.06

  Thomas S. Heyneman                            100              0.01
  106-F Branegan Court
  Bozeman, Montana  59705
     Custodian for Jacob Ryan Heyneman          320              0.02
                                         ----------          ----------
                                                420              0.03

  Joan Scott                                    288              0.01
  P.O. Box 30876
  Billings, Montana  59107
                                         ----------          ----------

  Scott Family shares outstanding         1,657,035             83.94
  Minority shares (other than Scott      ----------          ----------
    Family) outstanding                     317,127             16.06
                                         ----------          ----------
       Totals                             1,974,162            100.00%
                                         ----------          ----------
                                         ----------          ----------

  Name and Address                    Number of FIBM           % of FIBM
of Beneficial Owner                  Shares Outstanding     Shares Outstanding
--------------------               --------------------   ---------------------

  Directors and executive officers:
     James R. Scott                         342,486             17.35%
     Dan S. Scott                            95,267              4.82
     Homer Scott, Jr.                       264,197             13.38
     Thomas W. Scott                        196,030              9.93
     Susan Scott Heyneman                    61,704              3.13
     Randy Scott                            290,097             14.69
     William H. Ruegamer                      7,478              0.38
     William G. Wilson                        5,941              0.30
     Edward Garding                           2,722              0.14
     Terrill R. Moore                         2,351              0.12
     Joel Long                                1,000              0.05
                                         ----------          ----------
     As a Group (11 persons)              1,269,273             64.29%
                                         ----------          ----------
                                         ----------          ----------

  (1) Shares held in trust with a bank and an individual listed as joint trustees are listed under the name of the individual.
  (2) As a part of overall estate and family succession planning, certain Scott Family members have formed partnerships to hold FIBM stock. The Scott Family as a group will continue to control, directly or indirectly, the same number of shares of FIBM stock, however, each partnership will be a specific shareholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIBM and its subsidiaries have had, and expect to have in the future, banking transactions in the ordinary course of business with related parties, including business with directors, officers, shareholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. Such transactions include correspondent banking relationships with affiliated banks, and data processing servicing for affiliated banks, in addition to other customary banking services. To the extent that such transactions consisted of extensions of credit, they did not in the opinion of management, involve more than a normal risk of collectibility, present other unfavorable features, and for directors and executive officers were not made at preferential rates of interest. All such transactions are arm's length in nature. Loans to executive officers, directors and related interests of FIBM represent approximately 6% of shareholders' equity as of December 31, 1996. Loans to executive officers, directors and related interests of FIBM and its subsidiaries represent approximately 8% of FIBM's shareholders' equity as of December 31, 1996.

In January 1995, 52,017 shares of the Company's capital stock were sold by the Scott family to 337 individual participants in the Company's 401(k) Savings Plan. The total cash price was $3,307,241. Further, during 1995, the Scott Family sold 12,658 shares of the Company's capital stock to certain officers and directors, including certain executive officers, for an aggregate cash price of $833,782.

In January 1996, 19,706 shares of the Company's capital stock were sold by the Scott Family to 287 individual participants in the Company's 401(k) Savings Plan. The total cash price was $1,407,403.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)  1.   Following are the Company's audited consolidated
             financial statements.

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First Interstate BancSystem of Montana, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem of Montana, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem of Montana, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1, the Company changed its method of accounting for investment securities to adopt the provisions of the Financial Accounting Standards Board's Statement on Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective January 1, 1994.

/s/ KPMG Peat Marwick LLP

Billings, Montana
March 21, 1997
                                       -33-

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
---------------------------------------------------------------------
December 31,                                    1996        1995
---------------------------------------------------------------------
ASSETS
   Cash and due from banks                   $  160,962     98,622
   Federal funds sold                             4,945     44,420
   Interest-bearing deposits in banks             6,545     23,040
   Investment securities:
      Available-for-sale                        124,502     65,790
      Held-to-maturity                          279,069    192,947
---------------------------------------------------------------------
                                                403,571    258,737
---------------------------------------------------------------------

   Loans                                      1,375,479    870,378
   Less allowance for loan losses                27,797     15,171
---------------------------------------------------------------------
   Net loans                                  1,347,682    855,207
---------------------------------------------------------------------

   Premises and equipment, net                   58,183     32,540
   Accrued interest receivable                   19,573     14,344
   Goodwill and other intangibles,
      net of accumulated amortization
      of $5,971 in 1996 and $4,594 in 1995       39,010     10,221
   Other real estate owned, net                   1,546      1,349
   Deferred tax asset                             4,921      4,432
   Other assets                                  16,899      8,303
---------------------------------------------------------------------
                                             $2,063,837  1,351,215
---------------------------------------------------------------------
---------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Noninterest bearing                     $  385,371    230,136
     Interest bearing                         1,294,053    868,933
---------------------------------------------------------------------
   Total deposits                             1,679,424  1,099,069
---------------------------------------------------------------------
   Federal funds purchased                       13,450      3,125
   Securities sold under repurchase agreements  129,137    104,898
   Accounts payable and accrued expenses         18,027     13,396
   Other borrowed funds                          13,071      5,494
   Long-term debt                                64,667     15,867
---------------------------------------------------------------------
   Total liabilities                          1,917,776  1,241,849
---------------------------------------------------------------------
   Stockholders' equity:
     Non-voting noncumulative 8.53% preferred
         stock without par value; authorized
         100,000 shares; issued and outstanding
         20,000 shares in 1996                   20,000          -
     Common stock without par value; authorized
         5,000,000 shares; issued and outstanding
         1,978,268 shares in 1996 and 1,947,760
         shares in 1995                           8,941      6,692
     Retained earnings                          116,613    102,281
     Unrealized holding gain on investment
         securities available-for-sale, net         507        393
---------------------------------------------------------------------
   Total stockholders' equity                   146,061    109,366
---------------------------------------------------------------------
                                             $2,063,837  1,351,215
---------------------------------------------------------------------
---------------------------------------------------------------------
   Book value per common share               $    63.72      56.15
---------------------------------------------------------------------
---------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Year Ended December 31,                            1996      1995        1994
-----------------------------------------------------------------------------
Interest income:
   Interest and fees on loans              $      99,882     83,577     65,778
   Interest and dividends on
      investment securities:
         Taxable                                  15,343     12,147     12,790
         Exempt from Federal taxes                   982        783        331
   Interest on deposits with banks                   376        368         35
   Interest on Federal funds sold                  1,342      2,095      1,296
-------------------------------------------------------------------------------
              Total interest income              117,925     98,970     80,230
-------------------------------------------------------------------------------
Interest expense:
   Interest on deposits                           42,122     35,898     25,246
   Interest on Federal funds purchased             1,043      1,008        690
   Interest on securities sold under
      repurchase agreements                        4,508      3,560      1,814
   Interest on other borrowed funds                  318        298        187
   Interest on long-term debt                      2,028      1,182        514
-------------------------------------------------------------------------------
              Total interest expense              50,019     41,946     28,451
-------------------------------------------------------------------------------
              Net interest income                 67,906     57,024     51,779

Provision for loan losses                          3,844      1,629      1,344
-------------------------------------------------------------------------------
              Net interest income after
                provision for
                loan losses                       64,062     55,395     50,435

Other operating income:
   Income from fiduciary activities                3,161      2,619      2,542
   Service charges on deposit accounts             7,752      6,532      5,883
   Data processing                                 7,324      6,196      4,746
   Other service charges,
      commissions, and fees                        2,857      2,535      2,268
   Investment securities gains
      (losses), net                                   18         (6)        69
   Other income                                    2,815        888        879
-------------------------------------------------------------------------------
              Total other operating income        23,927     18,764     16,387
-------------------------------------------------------------------------------
Other operating expenses:
   Salaries and wages                             21,789     18,917     16,565
   Employee benefits                               5,742      4,777      4,614
   Occupancy, net                                  4,505      3,916      3,546
   Furniture and equipment                         6,249      5,244      4,558
   Other real estate expense (income), net          (214)      (586)      (457)
   FDIC insurance                                      5      1,127      2,008
   Other expenses                                 15,319     12,583     10,393
-------------------------------------------------------------------------------
              Total other operating expenses      53,395     45,978     41,227
-------------------------------------------------------------------------------
Income before income taxes                        34,594     28,181     25,595

Income tax expense                                13,351     10,844      9,861
-------------------------------------------------------------------------------
              Net income                        $ 21,243     17,337     15,734
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income applicable to common stock           $ 20,818     17,337     15,734
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income per common share                     $  10.57       8.84       8.02
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Weighted average common shares outstanding     1,970,256  1,960,911  1,962,547
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       Unrealized       Total
                                       Preferred Common    Retained   holding gains stockholders'
                                          stock   stock    earnings   (losses), net    equity
--------------------------------------------------------------------------------------------
Balance at December 31, 1993         $      -      8,119     76,044        -          84,163

Effect of change in accounting
   for investment securities
   January 1, 1994                          -          -          -       122            122

Common stock transactions:
          17,483 shares retired             -       (950)         -        -            (950)
           7,014 shares issued              -        362          -        -             362

Cash dividends declared ($1.58 per
    common share)                           -          -     (3,101)       -          (3,101)

Increase in unrealized loss on
     available-for-sale
     investment securities, net             -           -         -    (1,058)        (1,058)

Net income                                  -           -    15,734        -          15,734
--------------------------------------------------------------------------------------------

Balance at December 31, 1994                -       7,531    88,677      (936)        95,272

Common stock transactions:
          18,131 shares retired             -      (1,197)        -        -          (1,197)
            6,727 shares issued             -         358         -        -             358

Cash dividends declared ($1.91
     per common share)                      -           -    (3,733)       -          (3,733)

Increase in unrealized gains on
     available-for-sale
     investment securities, net             -           -         -     1,329          1,329

Net income                                  -           -    17,337        -          17,337
--------------------------------------------------------------------------------------------

Balance at December 31, 1995                -       6,692   102,281       393        109,366

Preferred stock issuance:
           20,000 shares issued        20,000           -         -        -          20,000

Preferred stock issuance costs              -           -      (458)       -            (458)

Common stock transactions:
          16,452 shares retired             -      (1,229)        -        -          (1,229)
           46,960 shares issued             -       3,478         -        -           3,478

Cash dividends declared:
       Common ($3.07 per share)             -           -    (6,028)       -          (6,028)
       Preferred (8.53%)                    -           -      (425)       -            (425)

Increase in unrealized gains on
     available-for-sale
     investment securities, net             -           -         -       114            114

Net income                                  -           -    21,243        -          21,243
--------------------------------------------------------------------------------------------

Balance at December 31, 1996         $ 20,000       8,941   116,613       507        146,061
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Year Ended December 31,                                   1996          1995        1994
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $21,243       17,337     15,734
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provisions for loan and other real estate losses    3,823        1,601      1,354
        Depreciation and amortization                       5,654        4,272      3,612
        Net premium amortization on investment securities     591        1,111      1,688
        Loss (gain) on sale of investments, net               (18)           6        (69)
        Gain on sale of other real estate net owned          (335)        (527)      (578)
        (Gain) loss on sales of premises and equipment         (2)           -         13
        Provision for deferred income taxes                  (528)         129        232
        Increase in interest receivable                      (507)      (1,828)    (1,440)
        Decrease (increase) in other assets                (1,767)       2,069     (4,621)
        Increase (decrease) in accounts payable
         and accrued expenses                                 394        3,553          7
-----------------------------------------------------------------------------------------
              Net cash provided by operating activities    28,548       27,723     15,932
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
     Net change in interest-bearing deposits               16,495      (22,012)    (1,028)
         Purchases of investment securities:
              Held-to-maturity                           (200,361)     (88,857)   (73,771)
              Available-for-sale                          (63,477)     (12,254)   (13,329)
     Proceeds from maturities and paydowns
       of investment securities:
              Held-to-maturity                            150,313      116,267     70,497
              Available-for-sale                           62,460       12,901     11,437
     Sales of investment securities:
              Available-for-sale                            5,523            -        117
     Extensions of credit to customers,
       net of repayments                                  (98,142)     (70,149)   (86,118)
     Recoveries on loans charged-off                        1,987        1,016        889
     Proceeds from sale of other real estate owned          1,121        1,236      1,942
     Acquisitions of subsidiaries, net of
       cash and cash equivalents acquired                  24,840      (10,465)         -
     Capital distribution from (contribution to)
       building joint venture                                 150       (2,100)         -
     Capital expenditures, net                             (6,324)      (4,675)    (3,391)
-----------------------------------------------------------------------------------------
              Net cash used in investing activities      (105,415)     (79,092)   (92,755)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                              56,674       76,354      3,064
     Net increase (decrease) in federal funds
      and repurchase agreements                           (15,938)      29,148     23,860
     Advances (repayments) of other borrowed funds, net      (871)      (1,594)         -
     Borrowings of long-term debt                          66,939       13,484        122
     Repayment of long-term debt                          (22,410)      (3,066)    (1,526)
     Proceeds from issuance of common stock                 3,478          358        362
     Proceeds from issuance of preferred stock,
       net of issuance costs                               19,542            -          -
     Payments to retire common stock                       (1,229)      (1,197)      (950)
     Dividends paid on common stock                        (6,028)      (3,733)    (3,101)
     Dividends paid on preferred stock                       (425)           -          -
-----------------------------------------------------------------------------------------
              Net cash provided by financing activities    99,732      109,754     21,831
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       22,865       58,385    (54,992)

Cash and cash equivalents at beginning of year            143,042       84,657    139,649
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $165,907      143,042     84,657
-----------------------------------------------------------------------------------------

Noncash Investing and Financing Activities - The Company transferred loans of $668, $227 and $106 to other real estate owned in 1996, 1995 and 1994, respectively.

On January 1, 1994, the Company reclassified investment securities of $46,237 as available-for-sale.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       -37-

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company provides a full range of banking services to individual and corporate customers through its bank and non-bank subsidiaries and their branch offices throughout the states of Montana and Wyoming. The Company is subject to competition from other financial institutions and financial service providers. The Company is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities. The following is a summary of significant accounting policies utilized by the Company:

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Interstate BancSystem of Montana, Inc. (Parent Company) and its operating subsidiaries: First Interstate Bank of Commerce in Montana, First Interstate Bank of Commerce in Wyoming,
     First Interstate Bank of Montana, N.A., First Interstate Bank of Wyoming, N.A., Mountain Bank, doing business as First Interstate Bank in
     Whitefish, Montana, First Interstate Bank, fsb and Commerce Financial, Inc. All material intercompany transactions have been eliminated in consolidation.

     BASIS OF PRESENTATION. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowances for losses on loans and real estate owned are adequate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions which may affect the borrowers' ability to pay or regulatory requirements.

     In addition to purchasing and selling Federal funds for their own account, the Company purchases and sells Federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

     CASH AND CASH EQUIVALENTS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold for one day periods.

     At December 31, 1996 the Company was required to have aggregate reserves in the form of cash on hand and deposits with the Federal Reserve Bank of approximately $16,060. Also, an additional $23,800 compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

     INVESTMENT SECURITIES. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the statement as of January 1, 1994. There were no cumulative adjustments to income as a result of adopting the statement, however, the beginning balance of stockholders' equity was increased by $122 (which is net of $66 in deferred income taxes) to reflect net unrealized gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. The Company's accounting policy for investment securities is as follows:

          TRADING ACCOUNT ASSETS

          Trading account assets consist of debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. The Company carried no trading account assets during 1996 and 1995.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          INVESTMENT SECURITIES HELD-TO-MATURITY AND INVESTMENT SECURITIES AVAILABLE-FOR-SALE

          Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

          Debt securities not classified as held-to-maturity or trading account assets are classified as available-for-sale. In addition, all equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity.

     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums over the estimated average life of the security, accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income with interest and dividends. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

     LOANS. Loans are reported at the principal amount outstanding. Interest is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

     Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty.

     Significant loan origination fees, net of related costs, are recognized over the lives of the related loans as an adjustment of yield.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The Company may also establish a reserve for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment.
     The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, will be used to measure impairment instead of discounted cash flows. The
     Company's impaired loans are those non-consumer loans which are non-accrual or a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments are received. The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired.

     GOODWILL AND OTHER INTANGIBLES. The excess of purchase price over the fair value of net assets from acquisitions ("Goodwill") is being amortized using the straight-line method over periods of primarily 15 to 25 years. The Company assesses the recoverability of Goodwill by determining whether the unamortized balance related to an acquisition can be recovered through undiscounted future cash flows over the remaining amortization period.

     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. Purchased mortgage servicing rights ("MSR") represent the value of purchased rights to service mortgage loans. The MSR are amortized in proportion to and over the period of estimated net servicing income not expected to exceed 12 years. MSR are evaluated for impairment based on the MSR current fair value.

     PREMISES AND EQUIPMENT. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized using straight-line methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Consolidated depreciation expense was $4,182 in 1996, $3,541 in 1995 and $3,318 in 1994.

     LONG-LIVED ASSETS. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of," on January 1, 1996. The statement requires long-lived assets and certain identifiable intangibles (e.g. premises, Goodwill, core deposit intangibles) be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss is based on the assets' fair value, which may be estimated by discounting the expected future cash flows. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

     OTHER REAL ESTATE OWNED. Real estate acquired in satisfaction of loans is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling cost ("Net Realizable Value"). The value of the underlying loan is written down to the fair market value of the real estate acquired by a charge to the allowance for loan losses, if necessary, at the date of foreclosure. A provision to the real estate owned valuation allowance is charged against other real estate expense for any current or subsequent write-downs to Net Realizable Value. Operating expenses of such properties, net of related income, and gains on sales are included in other real estate expenses.

     SELF-INSURANCE. The Company is self-insured with respect to employee medical claims up to specified limits per claim. The Company has an accrual of approximately $560 for estimated unsettled and incurred but not reported claims.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     INCOME FROM FIDUCIARY ACTIVITIES. Consistent with industry practice, income for trust services is recognized on the basis of cash received. However, use of this method in lieu of accrual basis accounting does not materially affect reported earnings.

     INCOME TAXES. The Parent Company and its subsidiaries have elected to be included in a consolidated Federal income tax return. For state income tax purposes, the combined taxable income of the Parent Company and its subsidiaries is apportioned between the states in which operations take place. Federal and state income taxes attributable to the subsidiaries, computed on a separate return basis, are paid to or received from the Parent Company.

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     PER SHARE DATA. Earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and common share equivalents outstanding during the period. Book value per common share is calulated by dividing total stockholders' equity less preferred stock by the number of common shares outstanding at the end of the year.

     STOCK-BASED COMPENSATION. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as of January 1, 1996. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those stock-based employee compensation plans using the intrinsic value-based method of accounting, which generally results in compensation expense only when the exercise price is less than the fair value of the underlying stock at the date of grant. Companies that elect to remain with the intrinsic value method are required to disclose in a footnote to the financial statements pro forma net income and earnings per share, as if the fair value method of SFAS No. 123 had been adopted. The Company has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board
     No. 25 (see note 12).

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1995 and 1994 amounts to conform to the 1996 presentation.

(2)  REGULATORY MATTERS

     The Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC) have issued risk-based capital guidelines to more accurately consider the credit risk inherent in the assets and off-balance-sheet activities of a bank or bank holding company and their assessment of capital adequacy.

     Under the guidelines, total capital has been redefined as core capital and supplementary capital. Core capital consists primarily of stockholders' equity, while supplementary capital consists primarily of the allowance for loan losses (not to exceed 1.25% of risk weighted assets). Under the guidelines, all intangible assets are to be excluded from the components of core capital. The definition of assets has also been modified to include items on and off the balance sheet, with each item being assigned a predefined credit "risk-weight".

     At December 31, 1996, the Company's consolidated risk-based capital (core plus supplementary) and core capital ratios, calculated in accordance with the guidelines, were 10.0% and 7.4%, respectively.

     In addition to the risk-based guidelines discussed above, the FRB and FDIC also established a leverage ratio defined as core capital as a percentage of average tangible assets. The Company's consolidated leverage ratio at December 31, 1996 was 5.3%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which was enacted on December 19, 1992, substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Among other things, FDICIA requires the federal banking agencies to implement differing levels of oversight depending on the institution's capital category, as defined in the regulations. A depository institution's capital category will depend upon where its capital ratios are in relation to various relevant capital measures, which include the risk-based capital and leverage ratios. The capital categories represent minimum standards that will generally be applied to all institutions. However, the regulatory agencies may impose higher minimum standards on individual institutions or may downgrade an institution at the applicable agency's discretion. FDICIA generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (less than 8% total risk-based capital or 4% core capital and leverage). At December 31, 1996, the Company's and bank subsidiaries' capital ratios meet or exceed the highest capital category, which requires total risk-based capital of at least 10%, core capital of at least 6% and a leverage ratio of at least 5%.

(3)  INVESTMENT SECURITIES

     The amortized cost and approximate market values of investment securities are summarized as follows:


     AVAILABLE-FOR-SALE
                                                               Gross         Gross       Estimated
                                                Amortized    unrealized    unrealized      market
     December 31, 1996                            cost         gains         losses        value
     ---------------------------------------------------------------------------------------------
     U.S. Treasury securities                 $  45,272         153             -          45,425
     Obligations of U.S. Government agencies     54,919         340           (114)        55,145
     States, county and municipal securities      7,717         295             (2)         8,010
     Corporate securities                         2,484           7             (5)         2,486
     Other mortgage-backed  securities            3,703          16            (10)         3,709
     Other securities                             9,607         120             -           9,727
     ---------------------------------------------------------------------------------------------
              Total                           $ 123,702         931           (131)       124,502
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------


     HELD-TO-MATURITY
                                                               Gross         Gross       Estimated
                                                Amortized    unrealized    unrealized      market
     December 31, 1996                            cost         gains         losses        value
     ---------------------------------------------------------------------------------------------
     U.S. Treasury securities                 $ 169,196         445           (731)        168,910
     Obligations of U.S. Government agencies     89,600         158           (179)         89,579
     States, county and municipal securities     11,793         152            (12)         11,933
     Corporate securities                         8,480           1            (27)          8,454
     ---------------------------------------------------------------------------------------------
              Total                           $ 279,069         756           (949)        278,876
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------


     Gross gains of $18 and no gross losses were realized on the sale of available-for-sale securities in 1996.


     AVAILABLE-FOR-SALE
                                                               Gross         Gross       Estimated
                                                Amortized    unrealized    unrealized      market
     December 31, 1995                            cost         gains         losses        value
     ---------------------------------------------------------------------------------------------
     Obligations of U.S. Government agencies  $  48,288         576           (163)         48,701
     States, county and municipal securities      7,392         382           (146)          7,628
     Corporate securities                           808          -              (3)            805
     Other mortgage-backed securities             3,206          12            (10)          3,208
     Other securities                             5,448          14            (14)          5,448
     ---------------------------------------------------------------------------------------------
              Total                           $  65,142         984           (336)         65,790
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     HELD-TO-MATURITY
                                                               Gross         Gross       Estimated
                                                Amortized    unrealized    unrealized      market
     December 31, 1995                            cost         gains         losses        value
     ---------------------------------------------------------------------------------------------
     U.S. Treasury securities                 $ 121,086         248           (493)        120,841
     Obligations of U.S. Government agencies     51,599         314           (137)         51,776
     States, county and municipal securities     11,102         206            (34)         11,274
     Corporate securities                         9,160           7            (21)          9,146
     ---------------------------------------------------------------------------------------------
              Total                           $ 192,947         775           (685)        193,037
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

     Gross gains of $6 and gross losses of $12 were realized on the sale of available-for-sale securities in 1995. Gross gains of $70 and gross losses of $1 were realized on the sale of securities in 1994.

     Maturities of investment securities by contractual maturity at December 31, 1996 are shown below. Maturities of securities do not reflect rate repricing opportunities present in many adjustable rate mortgage-backed and corporate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.


     December 31,1996                            Available-for-Sale           Held-to-Maturity
     ---------------------------------------------------------------------------------------------
                                                Amortized      Estimated    Amortized   Estimated
                                                  cost       market value      cost   market value
     ---------------------------------------------------------------------------------------------
     Within one year                          $   3,720           3,719       109,646      109,538
     After one but within five years             68,523          68,809       159,029      158,868
     After five years but within ten years       11,277          11,557         5,150        5,239
     After ten years                             26,301          26,410           619          620
     ---------------------------------------------------------------------------------------------
              Total                             109,821         110,495       274,444      274,265
     ---------------------------------------------------------------------------------------------

      Collateralized mortgage obligations
       and other                                 13,881          14,007         4,625        4,611
     ---------------------------------------------------------------------------------------------
              Total                           $ 123,702         124,502       279,069      278,876
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

     There are no significant concentrations of investments at December 31, 1996 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     At December 31, 1996 and 1995, $18,148 and $15,028, respectively, of variable rate securities are included in investment securities.

     Investment securities with amortized cost of $263,459 and $182,976 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under repurchase agreements and for other purposes required or permitted by law. The approximate market value of securities pledged at December 31, 1996 and 1995 was $263,608 and $182,970, respectively. All securities sold under repurchase agreements are with customers and generally mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4)  LOANS

     Major categories and balances of loans included in the loan portfolios are as follows:

     December 31,                               1996             1995
     --------------------------------------------------------------------------
     Agricultural (1)                        $   143,572        113,827
     Commercial (2)                              471,458        311,982
     Real estate                                 274,141        142,097
     Consumer (3)                                484,865        300,711
     Other loans, including overdrafts             1,443          1,761
     --------------------------------------------------------------------------
     Total loans                             $ 1,375,479        870,378
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
        (1) Includes loans to agricultural customers secured by real estate of $52,689 and $43,826 at December 31, 1996 and 1995, respectively.
        (2) Includes loans secured by commercial real estate properties of $198,570 and $145,380 at December 31, 1996 and 1995, respectively.
        (3) Includes loans secured by second mortgages on real estate of $74,607 and $53,046 at December 31, 1996 and 1995, respectively.

     At December 31, 1996, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above. The Company has no loans or loan commitments to highly leveraged companies.

     Nonaccrual loans amounted to $6,822 and $3,632 at December 31, 1996 and 1995, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $405 and $318, respectively. Loans contractually past due ninety days or more aggregating $6,432 on December 31, 1996 and $1,711 on December 31, 1995 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

     Included in the nonaccrual loans at December 31, 1996 and 1995 are $5,122 and $3,231, respectively, of loans which are considered impaired. Of this amount, an impairment allowance of $436 and $407, respectively, is included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was approximately $3,870 and $3,080, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 1996 and 1995 would have been approximately $357 and $283, respectively.

     Also included in total loans at December 31, 1996 and 1995 are loans with a carrying value of $1,763 and $1,755, respectively, the terms of which have been modified in troubled debt restructurings. There were no nonaccrual loans included in restructured debt at December 31, 1996. Restructured debt includes nonaccrual loans of $15 at December 31, 1995. During the years then ended, the recognized interest income on restructured loans approximated $158 and $161, respectively. At December 31, 1996, there were no commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

     Most of the Company's business activity is with customers within the state of Montana and Wyoming. Loans where the customers or related collateral are out of the Company's trade area are not significant and management's anticipated credit losses arising from these transactions compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

     Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of approximately $11,474 at December 31, 1996 and $12,802 at December 31, 1995 (including outstanding loans of new executive officers and directors in 1996). During 1996, new loans and advances on existing loans of $2,700 were funded and repayments totaled $4,028. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
---------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(5)  ALLOWANCE FOR LOAN LOSSES

     A summary of changes in the allowance for loan losses follows:


     Year ending December 31,                               1996       1995        1994
     -------------------------------------------------------------------------------------
     Balance at beginning of year                        $ 15,171     13,726      13,373
     Allowance of acquired banks                           10,553        917           -
     Provision charged to operating expense                 3,844      1,629       1,344
     Less loans charged-off                                (3,758)    (2,117)     (1,880)
     Add back recoveries of loans previously charged-off    1,987      1,016         889
     -------------------------------------------------------------------------------------

     Balance at end of year                              $ 27,797     15,171      13,726
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------


(6)  PREMISES AND EQUIPMENT

     Premises and equipment and related accumulated depreciation are as follows:

     December 31,                              1996        1995
     --------------------------------------------------------------

     Land                                    $  8,350       5,747
     Buildings and improvements                53,609      33,032
     Furniture and equipment                   24,689      20,406
     --------------------------------------------------------------
                                               86,648      59,185
     Less accumulated depreciation             28,465      26,645
     --------------------------------------------------------------

     Premises and equipment, net             $ 58,183      32,540
     --------------------------------------------------------------
     --------------------------------------------------------------

     The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

(7)  OTHER REAL ESTATE OWNED

     Other real estate owned (OREO) consists of the following:

     December 31,                              1996        1995
     --------------------------------------------------------------

     Other real estate                        $ 2,057      1,903
     Less allowance for OREO losses              511         554
     --------------------------------------------------------------

                                              $ 1,546      1,349
     --------------------------------------------------------------
     --------------------------------------------------------------

     A summary of transactions in the allowance for OREO losses follows:

     Year ending December 31,                  1996        1995       1994
     ------------------------------------------------------------------------

     Balance at beginning of year            $  554       1,048       1,448
     Provision (reversal) during the year       (21)        (28)         10
     Property writedowns                        (16)       (449)       (410)
     Losses on sales                             (6)        (17)          -
     ------------------------------------------------------------------------

     Balance at end of year                  $  511         554       1,048
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The changes in the balance of other real estate for the years ending December 31, 1996 and 1995 are summarized as follows:
                                                1996             1995
     ------------------------------------------------------------------

     Balance, beginning of year                $1,903            2,851
     Add other real estate of banks acquired      294                -
     Add transfers from loans                     668              227

     Cash proceeds from sales                  $1,121            1,236
     Less gains on sales                          335              527
     ------------------------------------------------------------------

         Net basis of OREO sold                  (786)            (709)
     Property writedowns                          (22)            (466)
     ------------------------------------------------------------------

     Balance, end of year                      $2,057            1,903
     ------------------------------------------------------------------
     ------------------------------------------------------------------

(8)  CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company maintains key-executive life insurance policies on certain principal shareholders. Under the key-executive insurance, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of key-executive insurance policies was $7,000 at December 31, 1996. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 1996 and 1995 are $2,540 and $1,875, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $278 and $792 at December 31, 1996 and 1995, respectively.

     During 1994, the Company provided insurance contracts for certain key officers. The net cash surrender value of these contracts is $1,365 and $1,218 at December 31, 1996 and 1995, respectively, and is included in other assets. Upon retirement, the officers have the option of entering into a split-dollar contract with the Company providing insurance coverage for the difference between the Company's cash surrender value and the face amount of the policy.

(9)  DEPOSITS

     Deposits are summarized as follows:

     December 31,                                1996         1995
     ------------------------------------------------------------------
     Noninterest bearing demand             $   385,371     230,136

     Interest bearing:
         Demand                                 316,964     180,742
         Savings                                396,845     263,062
         Time, $100 and over                    122,242      90,257
         Time, other                            458,002     334,872
     ------------------------------------------------------------------

         Total interest bearing               1,294,053     868,933
     ------------------------------------------------------------------

                                            $ 1,679,424   1,099,069
     ------------------------------------------------------------------
     ------------------------------------------------------------------

     Maturities of time deposits of $100 or more are as follows:


     December 31,                              1996
     ------------------------------------------------------------------

     Three months or less                   $  40,819
     Three through six months                  24,792
     Six months through twelve months          43,839
     Over twelve months                        12,792
     ------------------------------------------------------------------

                                            $ 122,242
     ------------------------------------------------------------------
     ------------------------------------------------------------------

     Interest expense on time deposits of $100 or more was $5,514, $4,581 and $2,846 for the years ended December 31, 1996, 1995 and 1994, respectively.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES

     Income tax expense (benefit) consists of the following:

     Year ended December 31,           1996       1995       1994
     ------------------------------------------------------------------

     Current:
         Federal                     $ 12,004     9,194      8,318
         State                          1,875     1,521      1,311
     ------------------------------------------------------------------

                                       13,879     10,715     9,629
     ------------------------------------------------------------------

     Deferred:
         Federal                         (492)       134       214
         State                            (36)        (5)       18
     ------------------------------------------------------------------

                                         (528)       129       232
     ------------------------------------------------------------------

                                     $ 13,351     10,844     9,861
     ------------------------------------------------------------------
     ------------------------------------------------------------------

     Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1996, 1995 and 1994 to income before income taxes as a result of the following:


     Year ended December 31,                                          1996      1995      1994
     ------------------------------------------------------------------------------------------

     Tax expense at the statutory tax rate                         $ 12,108     9,863    8,958
     Increase (decrease) in tax resulting from:
         Tax-exempt income                                             (472)     (374)    (116)
         State income tax, net of Federal income tax benefit          1,190       985      864
         Amortization of nondeductible Goodwill                         318       289      137
         Other, net                                                     207        81       18
     ------------------------------------------------------------------------------------------

                                                                   $ 13,351    10,844    9,861
     ------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------

     The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:


     December 31,                                                           1996        1995
     -----------------------------------------------------------------------------------------

     Deferred tax assets:
         Loans, principally due to allowance for loan losses              $ 6,561       5,616
         Other real estate owned, principally due to differences in bases     118         499
         Employee benefits                                                    828         845
         Other                                                                 45           -
     -----------------------------------------------------------------------------------------

             Net deferred tax assets                                        7,552       6,960

     Deferred tax liabilities:
         Fixed assets, principally differences in bases and depreciation     (926)       (830)
         Investment in joint venture partnership, principally due to
             differences in depreciation of partnership assets               (904)       (845)
         Prepaid amounts                                                     (138)       (299)
         Investment securities, principally differences in bases             (370)       (146)
         Investment securities available-for-sale                            (293)       (254)
     Other                                                                      -        (154)
     -----------------------------------------------------------------------------------------

     Net deferred tax liabilities                                          (2,631)     (2,528)
     -----------------------------------------------------------------------------------------

     Net deferred income tax asset                                        $ 4,921       4,432
     -----------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1996 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

(11) LONG-TERM DEBT AND OTHER BORROWED FUNDS

     A summary of long-term debt follows:


     December 31,                                                                       1996            1995
     ----------------------------------------------------------------------------------------------------------

     Parent Company:
         Revolving term loan due December 31, 2003 at variable interest rates (7.53% weighted average rate at December 31,1996), with semi-annual reductions in overall credit line of $2,000 each
             June 30 and December 31                                                  $ 39,200             -
     7.5% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
         October 1, 2002 in the amount of $3,400 with final maturity
         on October 1, 2006                                                             20,000             -
     Various unsecured notes payable to former stockholders at various rates of 5.80% to 8.25% due in annual installments aggregating
         $486, plus interest, through March 1999                                         1,196         1,117
     Term notes payable to bank, refinanced in 1996                                          -         9,750

     Subsidiaries:
         Various notes payable to Federal Home Loan Bank of Seattle, interest due monthly at various rates and maturities (weighted
             average rate of 6.52% at December 31, 1996)                                 4,271             -
         Note payable to Federal Home Loan Bank of Seattle repaid in 1996                    -         5,000
     ----------------------------------------------------------------------------------------------------------

                                                                                      $ 64,667        15,867
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------

     Maturities of long-term debt for the years ending December 31 follow:

                   1997                     $ 1,686
                   1998                       4,419
                   1999                       4,642
                   2000                       4,096
                   2001                       4,000
                   Thereafter                 45,824
     --------------------------------------------------------------------------

                                            $ 64,667
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     The proceeds from issuance of the revolving term note, subordinated notes and preferred stock (see note 15) were utilized to fund acquisitions
     (see note 18).

     In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company has a revolving term loan with its primary lender in the amount of $42,000 at December 31, 1996. The available borrowing amount is reduced by $2,000 on a semi-annual basis commencing in June 1997. The revolving facility requires an annual commitment fee of 0.15% on the unadvanced amount. The Company may elect at various dates either prime or a Eurodollar rate plus 1.75%. The term note payable is secured by 100% of the outstanding capital stock of the Company's bank subsidiaries.

     The notes payable to Federal Home Loan Bank of Seattle (FHLB) are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

     The following is a summary of other borrowed funds, all of which mature within one year:


     December 31,                                                                1996             1995
     ----------------------------------------------------------------------------------------------------

     Interest bearing demand notes issued to the United States Treasury,
         secured by investment securities                                      $ 11,071           5,494
     5.45% interest bearing demand note issued to Federal Home Loan Bank of
         Seattle secured by unencumbered real estate mortgages and certain
         mortgages and certain mortgage-backed securities                         2,000               -
     ----------------------------------------------------------------------------------------------------

                                                                               $ 13,071           5,494
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


     The Company has Federal funds lines of credit with third parties amounting to $50,000, subject to funds availability. The Company also has been approved for participation in the Federal Home Loan Bank Cash management Advance Program for borrowings up to approximately $39,500.

(12) EMPLOYEE BENEFIT PLANS

     PROFIT SHARING PLAN. The Company has a noncontributory profit sharing plan. To be eligible for the profit sharing plan, an employee must complete one year of employment and 1,000 hours or more of service. Quarterly contributions are determined by the Company's Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Contributions to this plan were $839, $685 and $620 in 1996, 1995 and 1994, respectively.

     SAVINGS PLAN. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee's compensation. The recorded expense related to this plan was $814 in 1996, $703 in 1995 and $648 in 1994.

     STOCK OPTION PLAN.  The Company has a Nonqualified Stock
     Option and Stock Appreciation Rights Plan for senior officers of the Company. All options and stock appreciation rights ("SAR's") granted have an exercise price of book value of the Company prior to 1993 and appraised value thereafter. Each option granted under the Plan can be immediately exercised up to ten years from the date of grant. SAR's are granted and exercised in tandem with options. The stock issued in conjunction with the exercise of options is subject to a shareholder agreement (see note 15). The consolidated expense related to this plan was $72 in 1996, $170 in 1995 and $387 in 1994.

     Information with respect to the Company's stock options and SAR's are as follows:


                                          1996              1995              1994
     Year ended December 31,          Options  SAR's    Options  SAR's    Options  SAR's
     --------------------------------------------------------------------------------------

     Outstanding, beginning of year    29,188  19,809   30,116   20,535   32,134   23,330
     Granted                            4,150   4,150    4,125    4,125    3,850    2,888
     Exercised                         (4,379) (4,379)  (5,053)  (4,851)  (5,868)  (5,683)
     -------------------------------------------------------------------------------------

     Outstanding, end of year          28,959  19,580   29,188   19,809   30,116   20,535
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Information with respect to the range of stock option exercise prices are as follows:


     Year ended December 31,         1996              1995               1994
     --------------------------------------------------------------------------------
     Granted during year        $71.42 - $71.42    $63.20 - $63.20    $49.60 - $49.60
     Exercised during year      $17.20 - $24.62    $17.20 - $23.51    $16.18 - $21.43
     Outstanding, end of year   $18.25 - $71.42    $17.20 - $63.20    $17.20 - $49.60
     --------------------------------------------------------------------------------
     --------------------------------------------------------------------------------

     Stratification and additional detail regarding the options outstanding at December 31, 1996 are as follows (all exercisable):

          Exercise            Number      Weighted-average   Weighted-average
        price range        outstanding     remaining life     exercise price
     --------------------------------------------------------------------------
       $18.25 - $30.45        12,734         2.97 years          $  24.53
       $45.60 - $71.42        16,225         7.73 years             57.63
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     The Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 and, accordingly, does not recognize compensation expense on the options granted where the exercise price is equal to appraisal value at the date of grant. SFAS No. 123 requires the Company to disclose pro forma information reflecting net income and earnings per share had the Company elected to record compensation expense based on the fair value method described in SFAS No. 123. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The following weighted-average assumptions were used in the valuation model: risk-free interest rates of 5.65% and 7.78% in 1996 and 1995; dividend yield of 2.50% and 2.67% in 1996 and 1995; and expected life of options of 10 years in both 1996 and 1995.

     Pro forma disclosures, listed below, include options granted in 1996 and 1995 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is expensed in the year granted as all options are vested upon grant.

     Year ended December 31,                              1996        1995
     --------------------------------------------------------------------------
     Pro forma net income                               $ 21,102     17,211
     Pro forma net income applicable to common stock      20,677     17,211

     Pro forma earnings per common share                   10.49       8.77
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

(13) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition or results of operations.

     The Parent Company and the Billings office of First Interstate Bank of Commerce in Montana ("FIB Montana") are the anchor tenants in a building owned by a joint venture partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. Indebtedness of the partnership in the amount of $10,827 at December 31, 1996 is recourse to the partners. Total rents paid to the partnership were $814 in 1996, $711 in 1995 and $690 in 1994.

     The Company also leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,019 in 1996, $1,425 in 1995 and $1,267 in 1994.

     The total future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 1996 are as follows:


                                          Third
                                         parties  Partnership   Total
     ---------------------------------------------------------------------------
     For the year ending December 31:
         1997                          $   328       814       1,142
         1998                              273       814       1,087
         1999                              268       814       1,082
         2000                              196       814       1,010
         2001                              171       814         985
         Thereafter                      1,476     3,053       4,529
     ---------------------------------------------------------------------------
                                       $ 2,712     7,123       9,835
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     In September 1983, the Company entered into a franchise agreement ("Franchise Agreement") with First Interstate Bancorp ("First Interstate"), a Los Angeles based bank holding company which was acquired by Wells Fargo and Company April 1, 1996. Under the Franchise Agreement, the Company was First Interstate's exclusive licensee in the states of Montana and Wyoming. On May 24, 1996, the Company entered into a trademark license agreement granting the Company and its subsidiaries an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana, Wyoming, North Dakota, South Dakota and Nebraska. By mutual agreement of the parties, the franchise agreement between the Company and Wells Fargo and Company was terminated.

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend less than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996, stand-by letters of credit in the amount of $19,884, were outstanding. Commitments to extend credit to existing and new borrowers approximated $284,259 at December 31, 1996, which includes $32,760 on unused credit card lines.

(15) CAPITAL STOCK

     On September 26, 1996 ("Issuance Date"), the Company issued 20,000 shares of no par noncumulative perpetual preferred stock ("Preferred Stock") at a price of $1,000. The holders of Preferred Stock are entitled to receive in any fiscal year, when and if declared by the Company's Board of Directors, dividends in cash at the rate of $85.30 per share, up to the seventh anniversary of the Issuance Date. From and after the seventh anniversary of the Issuance Date, the holders of Preferred Stock shall be entitled to receive in any fiscal year, when and if declared by the Company's Board of Directors, dividends in cash at a variable rate equal to 250 basis points over the high yield of the 30-day, 10-year or 30-year U.S. Treasury Bills. The Preferred Stock is not redeemable prior to the seventh anniversary of the Issuance Date. The Company may, at its option, redeem all or any part of the Preferred Stock at any time on or after the seventh anniversary of the Issuance Date, subject to the approval of the FRB, at a price of $1.00 per share, plus accrued but unpaid dividends to the date fixed for redemption.

     At December 31, 1996 nearly all shares of common stock held by shareholders are subject to shareholder's agreements (Agreements).
     Under the Agreements, the Company has a right of first refusal to repurchase shares from the shareholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additional shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company's discretion.

(16) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Following is condensed financial information of First Interstate BancSystem of Montana, Inc.:


     December 31,                                                          1996           1995
     ---------------------------------------------------------------------------------------------------
     CONDENSED BALANCE SHEETS:
       Cash and cash equivalents                                           $     2,905          1,890
       Investment in subsidiaries, at equity:
         First Interstate Bank of Commerce of Montana                           88,438         85,951
         First Interstate Bank of Commerce of Wyoming                           29,196         28,145
         First Interstate Bank of Montana, N.A.                                 35,052              -
         First Interstate Bank of Wyoming, N.A.                                 38,909              -
         Mountain Bank (doing business as First Interstate Bank)                 7,965              -
         First Interstate Bank, fsb                                              1,988              -
         Non-bank subsidiary - Commerce Financial, Inc.                            408            381
     ---------------------------------------------------------------------------------------------------
         Total investment in subsidiaries, at equity                           201,956        114,477
       Goodwill, net of accumulated amortization                                 2,633          2,927
       Other assets                                                              4,068          4,009
     ---------------------------------------------------------------------------------------------------
                                                                           $   211,562        123,303
     ---------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------
     Other liabilities                                                     $     5,105          3,070
     Long-term debt                                                             60,396         10,867
     ---------------------------------------------------------------------------------------------------
                                                                                65,501         13,937
     Stockholders' equity                                                      145,554        108,973
     Unrealized gain on investment securities available-for-sale, net              507            393
     ---------------------------------------------------------------------------------------------------
                                                                           $   211,562        123,303
     ---------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------



     Year ended December 31,                                     1996           1995           1994
     --------------------------------------------------------------------------------------------------------
     CONDENSED STATEMENTS OF INCOME:
       Dividends from subsidiary banks                           $    19,529         10,993         10,029
       Interest on note receivable from non-bank subsidiary               15             32             41
       Other interest income                                             143             30            159
       Other income, primarily management fees
          from subsidiaries                                            1,788          1,508          1,513
     --------------------------------------------------------------------------------------------------------
       Total income                                                   21,475         12,563         11,742
     --------------------------------------------------------------------------------------------------------
       Salaries and benefits                                           2,627          2,370          2,378
       Interest expense                                                1,919          1,010            514
       Other operating expenses, net                                   2,612          1,835          1,506
     --------------------------------------------------------------------------------------------------------
       Total expenses                                                  7,158          5,215          4,398
     --------------------------------------------------------------------------------------------------------
       Data Division income, net of operating expenses                 1,990          1,667          1,307
     --------------------------------------------------------------------------------------------------------
       Earnings before income tax benefits                            16,307          9,015          8,651
       Income tax benefit                                                979            565            343
     --------------------------------------------------------------------------------------------------------
       Income before undistributed earnings of subsidiaries           17,286          9,580          8,994
     --------------------------------------------------------------------------------------------------------
       Undistributed earnings of subsidiaries                          3,957          7,757          6,740
     --------------------------------------------------------------------------------------------------------
       Net income                                                $    21,243         17,337         15,734
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------

     CONDENSED STATEMENTS OF CASH FLOWS:
       Cash flows from operating activities:
         Net income                                              $    21,243         17,337         15,734
         Adjustments to reconcile net income to cash
           provided by operating activities:
             Undistributed earnings of subsidiaries                   (3,957)        (7,757)        (6,740)
             Depreciation and amortization                               311            312            306
             Provision for deferred income taxes                          11            348            177
             Deposit on bank acquisition                                   -            250           (250)
             Other, net                                                  802            967         (1,432)
     --------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                      18,410         11,457          7,795
     --------------------------------------------------------------------------------------------------------
       Cash flows from investing activities:
         Net decrease in advances to non-bank subsidiary                 133            154          1,040
         Purchase of investments                                           -              -         (8,959)
         Maturities of investments                                         -          7,500          2,512
         Increase in premises and equipment                               (2)        (1,095)           (28)
         Capitalization of de novo subsidiary                         (2,000)             -              -
         Acquisitions of subsidiaries, net                           (80,393)       (17,478)             -
     --------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                         (82,262)       (10,919)        (5,435)
     --------------------------------------------------------------------------------------------------------



     Year ended December 31,                                     1996           1995           1994
     --------------------------------------------------------------------------------------------------------
       Cash flows from financing activities:
         Borrowings of long-term debt                            $    66,939          8,484            122
         Repayments of long-term debt                                (17,410)        (3,066)        (1,526)
         Dividends paid on common stock                               (6,028)        (3,733)        (3,101)
         Redemptions of common stock                                  (1,229)        (1,197)          (950)
         Issuance of common stock                                      3,478            358            362
         Proceeds from issuance of preferred stock,
           net of issuance costs                                      19,542              -              -
         Dividends paid on preferred stock                              (425)             -              -
     --------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities            64,867            846         (5,093)
     --------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents            1,015          1,384         (2,733)
       Cash and cash equivalents, beginning of year                    1,890            506          3,239
     --------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of year                    $     2,905          1,890            506
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------


     NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES.

     During 1996, the Parent Company transferred other assets of $1,014 to its subsidiary, First Interstate Bank of Commerce of Montana.

(17) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Statement 107), requires the Company to disclose the estimated fair values of its financial instruments. Most of the Company's assets and liabilities are considered financial instruments. Many of the Company's financial instruments lack an available trading market, and it is the practice and intent of the Company to hold its financial instruments to maturity. As a result, significant assumptions and present value calculations were used in determining estimated fair values.

     For financial instruments bearing a variable interest rate, it is presumed that recorded book values are reasonable estimates of fair value. The methods and significant assumptions used to estimate fair values for the various financial instruments are set forth below.

          CASH AND CASH EQUIVALENTS. Due to the liquid nature of the instruments, the carrying value of due from banks and federal funds sold approximates market value.

          INTEREST-BEARING DEPOSITS IN BANK. Due to the short-term nature of the instrument, the carrying value of the interest-bearing deposit in bank approximates market value.

          INVESTMENT SECURITIES. Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          LOANS. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

          The fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category using the U.S. Treasury yield curve adjusted to bond equivalent yields. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing real estate loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources.

          The fair value of adjustable rate loans was considered to be the carrying value of these instruments due to the frequent repricing, provided there had been no change in credit quality since origination.

          DEPOSITS, FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date, due to the liquid nature of the instruments and the frequent repricing.

          The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities.

          OTHER BORROWED FUNDS AND LONG-TERM DEBT. The term note payable and revolving term loan bear interest at a floating market rate and, as such, the carrying amounts are deemed to reflect fair value. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. Due to the recent issuance date of the subordinated notes and relative stability of interest rates in the intervening period, book value is estimated to approximate fair value.

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT. The fair value of commitments to extend credit can be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. It is not practicable to estimate fair value because information is not readily available to support estimates of fees which can be expected to be realized on these instruments.

          Loan fees for the year ended December 31, 1996 and 1995, including fees charged for commitments to extend credit and standby letters of credit, were approximately $4,981 and $4,070, respectively, of which a significant portion related to real estate refinancing.

          LIMITATIONS. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a trust department and data processing division that contribute net operating income annually. Neither department is considered a financial instrument, and their value has not been incorporated into the fair value estimates. Other significant assets that are not considered financial instruments include the mortgage subsidiary, deferred tax assets, and property and equipment. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates.

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

----------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      A summary of the estimated fair values of financial instruments follows:


                                                             1996                          1995
     --------------------------------------------------------------------------------------------------------
                                                    Carrying       Estimated      Carrying       Estimated
           As of December 31,                        Amount       Fair Value       Amount       Fair Value
     --------------------------------------------------------------------------------------------------------
        Financial assets:
          Cash and short-term investments         $   172,452        172,452        166,082        166,082
          Securities available-for-sale               124,502        124,502         65,790         65,790
          Securities held-to-maturity                 279,069        278,876        192,947        193,037
          Net loans                                 1,347,682      1,344,336        855,207        863,480
     --------------------------------------------------------------------------------------------------------
        Total financial assets                    $ 1,923,705      1,920,166      1,280,026      1,288,389
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------

        Financial liabilities:
          Total deposits, excluding certificates  $ 1,099,180      1,099,180        673,940        673,940
          Certificates of deposit                     580,244        587,718        425,129        434,190
          Federal funds purchased                      13,450         13,450          3,125          3,125
          Securities sold under repurchase
            agreements                                129,137        129,137        104,898        104,898
          Other borrowed funds                         13,071         13,071          5,494          5,494
          Long-term debt                               64,667         64,667         15,867         15,867
     --------------------------------------------------------------------------------------------------------
        Total financial liabilities               $ 1,899,749      1,907,223      1,228,453      1,237,514
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------


(18) ACQUISITIONS AND EXPANSION

     FIRST CITIZENS BANK OF BOZEMAN. On January 3, 1995, the Company acquired all of the outstanding ownership of Citizens BancShares, Inc. ("CBI") and its bank subsidiary, First Citizens Bank of Bozeman ("FCB") for $8,606. The historical carrying value of the net assets of CBI as of the acquisition date were $3,724. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1995 includes CBI's results of operations since the date of the purchase. CBI was subsequently dissolved and FCB became a branch of First Interstate Bank of Commerce in Montana.

     FIRST NATIONAL PARK BANK. On May 19, 1995, the Company acquired all of the outstanding ownership of First Park County Bancshares, Inc. ("FPCBI") and its bank subsidiary, First National Park Bank ("FNPB") for $8,872. The historical carrying value of the net assets of FPCBI as of the acquisition date were $5,269. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1995 includes FPCBI's results of operations since the date of the purchase. FPCBI was subsequently dissolved and FNPB became a branch of First Interstate Bank of Commerce in Montana.

     FIRST INTERSTATE BANK, FSB. In November 1995, the Company filed an application with the Office of Thrift Supervision for permission to form a de novo savings bank in Hamilton, Montana. Upon approval, the Company capitalized the savings bank at $2,000 and opened the bank on December 12, 1996.

     FIRST INTERSTATE BANK OF MONTANA, N.A. AND FIRST INTERSTATE BANK OF WYOMING, N.A. On October 1, 1996, the Company acquired all of the outstanding ownership of First Interstate Bank of Montana, N.A. (FIBNA-MT) and First Interstate Bank of Wyoming, N.A. (FIBNA-WY). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIBNA-MT's and FIBNA-WY's results of operations since the date of purchase.

     MOUNTAIN BANK OF WHITEFISH. On December 18, 1996, the Company acquired all of the outstanding ownership of Mountain Bank of Whitefish, now doing business as First Interstate Bank of Whitefish (FIB-Whitefish). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIB-Whitefish's results of operations since the date of purchase. The premiums paid over the historical carrying value of net assets at the respective dates of purchase were as follows:


FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
----------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The premiums paid over the historical carrying value of net assets at the respective dates of purchase were as follows:


                                                    FIBNA-MT       FIBNA-WY    FIB-Whitefish      Total
     --------------------------------------------------------------------------------------------------------

     Cash consideration paid                      $    34,622         37,809          7,962         80,393
     Historical net assets carrying value              19,557         16,416          3,994         39,967
     --------------------------------------------------------------------------------------------------------
     Premium paid over historical carrying value  $    15,065         21,393          3,968         40,426
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------
     The increase (decrease) in net asset values as a result of estimated fair value adjustments are as follows:


                                                    FIBNA-MT       FIBNA-WY    FIB-Whitefish      Total
     --------------------------------------------------------------------------------------------------------
     Intangible assets:
       Core deposit intangible                    $     3,920          4,309              -          8,229
       Mortgage servicing rights                            -          1,122              -          1,122
       Goodwill                                         7,392          9,850          3,573         20,815
     --------------------------------------------------------------------------------------------------------
        Total intangible assets                        11,312         15,281          3,573         30,166
     --------------------------------------------------------------------------------------------------------
     Premises and equipment                             3,780          6,327            837         10,944
     Investment securities                                (27)             -             13            (14)
     Allowance for loan losses                              -              -           (455)          (455)
     Other liabilities                                      -           (215)             -           (215)
     --------------------------------------------------------------------------------------------------------
                                                  $    15,065         21,393          3,968         40,426
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------
     The premium paid and estimated fair value adjustments have been "pushed down" to the acquired entities.  The preliminary allocation of purchase price is subject to change as fair value estimates are finalized.

     The estimated fair value of net assets at the acquisition dates are summarized as follows:


                                                    FIBNA-MT       FIBNA-WY    FIB-Whitefish      Total
     --------------------------------------------------------------------------------------------------------
     Cash and due from banks                      $    20,712         24,990          4,132         49,834
     Federal funds sold                                16,791         32,708          5,900         55,399
     Investment securities available-for-sale           1,301         59,014          3,304         63,619
     Investment securities held-to-maturity            25,325         10,749              -         36,074
     Loans                                            191,010        172,576         47,799        411,385
     Allowance for loan losses                         (2,983)        (7,076)          (494)       (10,553)
     Premises and equipment                             8,534         11,934          3,181         23,649
     Goodwill                                           7,392          9,850          3,573         20,815
     Other intangibles                                  3,920          5,431              -          9,351
     Other assets                                       4,394          4,004          3,542         11,940
     --------------------------------------------------------------------------------------------------------
                                                      276,396        324,180         70,937        671,513
     --------------------------------------------------------------------------------------------------------
     Deposits                                         195,484        273,805         54,392        523,681
     Federal funds purchased                           41,653          8,849              -         50,502
     Other liabilities                                  2,374          1,532            312          4,218
     Borrowed funds                                     2,263          2,185          8,271         12,719
     --------------------------------------------------------------------------------------------------------
                                                      241,774        286,371         62,975        591,120
     --------------------------------------------------------------------------------------------------------
     Cash consideration paid                      $    34,622         37,809          7,962         80,393
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED
----------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The information below presents on a pro forma basis, amounts as if FIBNA-MT, FIBNA-WY, and FIB-Whitefish had been acquired as of January 1, 1996 and 1995 for each year presented.


     Years ended December 31, (unaudited)                     1996       1995
     --------------------------------------------------------------------------

     Interest income                                       $ 151,721    142,827
     Interest expense                                         65,404     61,260
     --------------------------------------------------------------------------
     Net interest income                                      86,317     81,567
     Provision for loan losses                                 4,955      1,629
     --------------------------------------------------------------------------
     Net interest income after provision for loan losses      81,362     79,938

     Investment security transactions                            284          9
     Noninterest income                                       29,988     26,982
     Noninterest expense                                     (71,027)   (69,008)
     --------------------------------------------------------------------------
     Income before income taxes                               40,607     37,921
     Income taxes                                             15,836     14,387
     --------------------------------------------------------------------------
     Pro forma net income                                  $  24,771     23,534
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     Pro forma net income per common share                 $   11.71      11.13
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the actual results that would have occurred if the operations had been combined during the periods presented nor is it intended to be a projection of future results.

(19) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

     SFAS No. 125 generally requires the Company to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, with impairment losses recognized in the statement of income in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115. The provisions of SFAS No. 125 apply prospectively to transactions occurring after December 31, 1996. Management expects adoption will not have a material effect on the consolidated financial position or results of operations of the Company.

     At December 31, 1996, the Company serviced loans for others with a principal balance outstanding of approximately $140,000.

(a)  2.   Financial statement schedules

          All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)  3.   Exhibits

          2.1 Stock Purchase Agreement dated May 24, 1996 between First Interstate BancSystem of Montana, Inc. and Wells Fargo & Company (incorporated by reference to Company's Form 8-K dated October 1, 1996)

          3.1 Articles of Incorporation and the amendments thereto of FIBM (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          3.1.1    Articles of Amendment to Restated Articles of
                   Incorporation dated September 1, 1996 (incorporated by reference to the Company's Form 8-K dated October 1, 1996)

          3.1.2    Articles of Amendment to Restated Articles of
                   Incorporation dated September 1, 1996 (incorporated by reference to the Company's Form 8-K dated October 1, 1996)

          3.2 Bylaws of FIBM and the Amendments thereto (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          4.4 Preferred Stock Purchase Agreement dated September 26, 1996 between First Interstate BancSystem of Montana, Inc. and First Security Corporation (incorporated by reference to the Company's Form 8-K dated October 1, 1996)

          10.3 Loan Agreement dated October 1, 1996 between First Interstate BancSystem of Montana, Inc., as borrower, and First Security Bank, NA, Colorado National Bank, NA and Wells Fargo Bank, NA (incorporated by reference to the Company's Form 8-K dated October 1, 1996)

          10.4 Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank of Commerce, Billings Office (formerly known as First Interstate Bank of Billings, National Association), and addendum thereto (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.5 FIBM (formerly known as Security Banks of Montana) Sublease to First Interstate Bank of Commerce, West Billings Office (formerly known as Rimrock Bank) (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.8 Savings and Profit Sharing Plan for Employees of FIBM (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.8.1 Savings and Profit Sharing Plan for Employees of FIBM, as amended December 31, 1994 (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.9 Stock Option and Stock Appreciation Rights Plan of FIBM, as amended (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.11 FIBM Shareholders' Agreements with Scott Family (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.11.1 Amendment to FIBM Shareholder's Agreement with Scott Family dated September 7, 1995 (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.12 FIBM Stockholders Agreement for non-Scott Family members, as amended (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.13 Note Purchase Agreement dated August 30, 1996 between First Interstate BancSystem of Montana, Inc. and the Montana Board of Investments (incorporated by reference to the Company's Form 8-K dated October 1, 1996)

          10.15 Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995 (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.16 Stock Purchase Agreement among FIBM and all stockholders of First Park County Bancshares, Inc. (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.17 Plan of Liquidation and Dissolution of Commerce BancShares of Wyoming, Inc. dated May 17, 1995
                   (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.18 Articles of Dissolution of Citizens Bancshares, Inc. (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          10.19 Articles of Dissolution of First Park County Bancshares, Inc. (incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement No. 33-84540)

          22.      Subsidiaries of FIBM.

          27.      Financial Data Schedule.

(b)  Reports on Form 8-K

          A report on Form 8-K dated October 1, 1996 was filed by the Company describing the acquisitions of two banking subsidiaries of Wells Fargo & Company.

          A report on Form 8-K/A dated October 1, 1996 was filed by the Company to provide the required financial information with regard to the acquisition of two banking subsidiaries of Wells Fargo & Company.

          A report on Form 8-K dated December 9, 1996 was filed by the Company announcing the proposed acquisition of a banking subsidiary of Mountain Bank Systems, Inc.

          A report on Form 8-K dated December 18, 1996 was filed by the Company describing the acquisition of a banking subsidiary of Mountain Bank Systems, Inc.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        First Interstate BancSystem of Montana, Inc.


                        By:  /s/ Thomas W. Scott                  3/20/97
                            -----------------------------     ----------------
                            Thomas W. Scott                        Date
                            Chief Executive Officer


                        By:  /s/ Terrill R. Moore                 3/20/97
                            -----------------------------     ----------------
                            Terrill R. Moore                       Date
                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.


By:   /s/  Homer A. Scott, Jr.                                   3/20/97
     -------------------------------------------          -------------------
     Homer A. Scott, Jr.                                          Date
     Chairman


By:  /s/  Thomas W. Scott                                        3/20/97
     -------------------------------------------          -------------------
     Thomas W. Scott                                              Date
     Director and Chief Executive Officer


By:  /s/  William H. Ruegamer                                    3/20/97
     -------------------------------------------          -------------------
     William H. Ruegamer                                          Date
     Director and Chief Operating Officer

By:  /s/  James R. Scott                                         3/20/97
     -------------------------------------------          -------------------
     James R. Scott, Director                                     Date


By: /s/  Dan S. Scott                                            3/20/97
     -------------------------------------------          -------------------
     Dan S. Scott, Director                                       Date


By:  /s/  Randall I. Scott                                       3/20/97
     -------------------------------------------          -------------------
     Randall I. Scott, Director                                   Date


By:  /s/ Susan S. Heyneman                                       3/20/97
     -------------------------------------------          -------------------
     Susan S. Heyneman, Director                                  Date


By:  /s/ Joel Long                                               3/20/97
     -------------------------------------------          -------------------
     Joel Long, Director                                          Date