Form 10-Q
period 1997-03-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1997-05-13
CIK 860413

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1997.

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transaction period from _______ to _______

COMMISSION FILE NUMBER   333-3250

             FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               MONTANA                                   81-033143
------------------------------------             ---------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                       Identification No.)

  PO BOX 30918, 401 NORTH 31ST STREET, BILLINGS, MT        59116-0918
-----------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code           406/255-5300
                                                    ------------------------
                             N/A
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes    X       No

The Registrant had 1,973,460 share of common stock and 20,000 shares of preferred stock outstanding on April 30, 1997.

                     FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                            Quarterly Report on Form 10-Q

Index     Page
-----     ----

PART I.  FINANCIAL INFORMATION

              Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1997, and December 31, 1996                   3

                   Consolidated Statements of Income
                   Three months ended March 31, 1997 and 1996              4

                   Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996              5

                   Notes to Unaudited Consolidated Financial
                   Statements                                              7

              Item 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                      11

PART II. OTHER INFORMATION

              Item 1 - Legal Proceedings                                  14

              Item 2 - Changes in Securities                              14

              Item 3 - Defaults upon Senior Securities                    14

              Item 4 - Submission of Matters to a Vote of
                          Security Holders                                14

              Item 5 - Other Information                                  14

              Item 6 - Exhibits and Reports on Form 8-K                   14

    SIGNATURES                                                            15

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                      (Dollars in thousands, except share data)

                                                        MARCH 31,
          ASSETS                                          1997    DECEMBER 31,
          ------                                      (UNAUDITED)      1996
                                                      -----------  -----------
Cash and due from banks                              $    131,878      160,962
Interest bearing deposits in banks                          2,033        6,545
Federal funds sold                                         27,695        4,945
Investment securities:
     Available-for-sale                                    98,709      124,502
     Held-to-maturity                                     286,097      279,069
                                                      -----------  -----------
                                                          384,806      403,571

Loans, net                                              1,405,570    1,379,871
Less allowance for loan losses                             28,393       27,797
                                                      -----------  -----------
        Net loans                                       1,377,177    1,352,074

Premises and equipment, net                                58,722       58,183
Accrued interest receivable                                19,250       19,573
Excess of purchase price over equity in net assets of
     subsidiaries less accumulated amortization of $6,712
     at March 31, 1997 (unaudited) and $5,971
     at December 31, 1996                                  38,269       39,010
Other real estate owned, net                                  878        1,546
Deferred tax asset                                          5,230        4,921
Other assets                                               15,064       16,899
                                                      -----------  -----------
                                                     $  2,061,002    2,068,229
                                                      -----------  -----------
                                                      -----------  -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                               $  341,421      385,371
     Interest bearing                                   1,308,035    1,294,053
                                                      -----------  -----------
        Total deposits                                  1,649,456    1,679,424

Federal funds purchased                                    24,730       13,450
Securities sold under repurchase agreements               119,731      129,137
Accounts payable and accrued expenses                      29,339       22,419
Other borrowed funds                                       23,898       13,071
Long-term debt                                             64,259       64,667
                                                      -----------  -----------
        Total liabilities                               1,911,413    1,922,168

Commitments and contingencies

Stockholders' equity:
Non-voting noncumulative 8.53% preferred stock
     without par value; authorized 100,000 shares;
     issued and outstanding 20,000 shares
     at March 31, 1997 and December 31, 1996               20,000       20,000
Common stock without par value; authorized 5,000,000
     shares; issued 1,973,640 shares at March 31, 1997
     (unaudited) and 1,978,268 shares at
     December 31, 1996                                      8,476        8,941
Retained earnings                                         120,932      116,613
Unrealized holding gain on investment securities
     available-for-sale, net                                  181          507
                                                      -----------  -----------
        Total stockholders' equity                        149,589      146,061
                                                      -----------  -----------
                                                     $  2,061,002    2,068,229
                                                      -----------  -----------
                                                      -----------  -----------

Book value per common share                               $ 65.66        63.72
                                                      -----------  -----------
                                                      -----------  -----------


See accompanying notes to unaudited consolidated financial statements.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                          Consolidated Statements of Income
                      (Dollars in thousands, except share data)
                                     (Unaudited)

                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          --------------------
                                                           1997         1996
                                                          -------     --------
Interest income:
     Interest and fees on loans                          $ 33,330       21,897
     Interest and dividends on investment securities:
          Taxable                                           5,343        3,451
          Exempt from Federal taxes                           251          236
     Interest on deposits with banks                           85          204
     Interest on Federal funds sold                           152          483
                                                          -------     --------
               Total interest income                       39,161       26,271
                                                          -------     --------
Interest expense:
     Interest on deposits                                  13,387        9,808
     Interest on Federal funds purchased                      318           31
     Interest on securities sold under repurchase
     agreements                                             1,325        1,129
     Interest on other borrowed funds                          73           84
     Interest on long-term debt                             1,289          322
                                                          -------     --------
               Total interest expense                      16,392       11,374
                                                          -------     --------

               Net interest income                         22,769       14,897
     Provision for loan losses                              1,223          491
                                                          -------     --------
               Net interest income after provision for
               loan losses                                 21,546       14,406
Other operating income:
     Income from fiduciary activities                       1,033          862
     Service charges on deposit accounts                    2,379        1,715
     Data processing                                        1,841        2,041
     Other service charges, commissions, and fees             892          624
     Net investment securities gains                           58            2
     Other income                                             422          301
                                                          -------     --------
               Total other operating income                 6,625        5,545
                                                          -------     --------
Other operating expenses:
     Salaries and wages                                     6,987        4,897
     Employee benefits                                      1,996        1,370
     Occupancy expense, net                                 1,600        1,039
     Furniture and equipment expenses                       1,819        1,290
     Other real estate expense (income), net                 (134)         (89)
     Other expenses                                         5,435        2,925
                                                          -------     --------
               Total other operating expenses              17,703       11,432
                                                          -------     --------

Income before income taxes                                 10,468        8,519
Income tax expense                                          4,006        3,283
                                                          -------     --------

               Net income                                $  6,462        5,236
                                                          -------     --------
                                                          -------     --------

Income per common share                                    $ 3.04         2.68
Dividends per common share                                 $  .87          .71
                                                           ------       ------
                                                           ------       ------

Weighted average common shares outstanding             1,985,404     1,953,802
                                                       ----------    ---------
                                                       ----------    ---------

See accompanying notes to unaudited consolidated financial statements.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1997         1996
                                                          -------     --------
Cash flows from operating activities:
     Interest received                                    $38,079       25,194
     Service charges, commissions and fees received,
     and other income                                       6,763        5,682
     Interest paid                                        (17,140)     (11,885)
     Cash paid to suppliers and employees                 (10,047)     (11,325)
     Federal and state income taxes paid                     (300)         (60)
     Other operating cash receipts                          1,455        1,163
                                                          -------     --------
          Net cash provided by operating activities        18,810        8,769
                                                          -------     --------

Cash flows from investing activities:
     Purchases of investment securities:
          Held-to-maturity                               (170,215)     (40,310)
          Available-for-sale                                 (442)     (10,119)
                                                          -------     --------
                                                         (170,657)     (50,429)
     Proceeds from maturities and paydowns of
     investment securities:
          Held-to-maturity                                162,989       25,176
          Available-for-sale                                5,696        3,105
                                                          -------     --------
                                                          168,685       28,281
     Sales of investment securities:
          Available-for-sale                               20,000         -
                                                          -------     --------
                                                           20,000         -

     Decrease in interest bearing deposits in banks         4,512            4
     Extensions of credit to customers, net of repayments (27,010)     (27,303)
     Recoveries on loans charged-off                          734          243
     Proceeds from sale of other real estate owned            853          284
     Distribution from real estate joint venture               -           150
     Capital expenditures, net                             (1,978)      (1,787)
                                                          -------     --------
          Net cash used in investing activities            (4,861)     (50,557)
                                                          -------     --------

Cash flows from financing activities:
     Net decrease in deposits                             (29,968)      (2,793)
     Net increase (decrease) in federal funds and
     repurchase agreements                                  1,874      (15,027)
     Net increase in other borrowed funds                  10,827        2,149
     Proceeds from long-term borrowings                       250          424
     Repayment of long-term debt                             (658)      (1,000)
     Proceeds from issuance of common stock                   139          277
     Payments to retire common stock                         (604)        (864)
     Dividends paid on common stock                        (1,722)      (1,385)
     Dividends paid on preferred stock                       (421)         -
                                                          -------     --------
          Net cash used in financing activities           (20,283)     (18,219)
                                                          -------     --------
          Net decrease in cash and cash equivalents        (6,334)     (60,007)

Cash and cash equivalents at beginning of period          165,907      165,067
                                                          -------     --------

Cash and cash equivalents at end of period              $ 159,573      105,060
                                                          -------     --------
                                                          -------     --------

                                                                     (Continued)

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows, Continued
                                (Dollars in thousands)
                                     (Unaudited)


                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1997         1996
                                                          -------     --------
Reconciliation of net income to net cash provided by
     operating activities:
          Net income                                      $ 6,462        5,236
          Adjustments to reconcile net income to net cash
               provided by operating activities:
                    Provisions for loan and other
                    real estate losses                      1,223          491
                    Depreciation and amortization           2,177        1,037
                    Net premium amortization on
                    investment securities                     246          300
                    Gains on sale of investments              (58)          (2)
                    Gains on sales of other real estate
                    owned                                    (185)        (112)
                    Losses on sales of property
                    and equipment                               3            2
                    Provision for deferred income taxes      (136)        (257)
                    Decrease (increase) in interest
                    receivable                                323          (75)
                    Decrease (increase) in other assets     1,835         (155)
                    Increase in accounts payable and
                    accrued expenses                        6,920        2,304
                                                          -------     --------

                         Net cash provided by operating
                         activities                       $18,810        8,769
                                                          -------     --------
                                                          -------     --------

Noncash Investing and Financing Activities:

No loans were transferred to other real estate owned during the three months ended March 31, 1997. Loans of $197 were transferred to other real estate owned during the three months ended March 31, 1996 (unaudited).


See accompanying notes to unaudited consolidated financial statements.

           FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at March 31, 1997 and the results of consolidated operations and cash flows for each of the three month periods ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1996 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 1997 presentation.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires the Company to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, with impairment losses recognized in the statement of income in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115.
     The Company adopted the provisions of SFAS No. 125 as of January 1, 1997. The adoption did not have a material effect on the financial position or results of operations of the Company.

(2)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold for one-day periods.

(3)  COMPUTATION OF EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of shares of common stock outstanding during the period presented. Stock options outstanding are considered common stock equivalents and are included in computations of weighted average shares outstanding.

(4)  CASH DIVIDENDS

     On April 14, 1997, the Company paid a cash dividend on first quarter earnings of $.98 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1997 dividend represents 30% of the Company's net income for the quarter ended March 31, 1997.

            FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)


(5)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized below:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1997         1996
                                                          -------     --------

Balance at beginning of period                            $27,797       15,171
Provision during the period                                 1,223          491
                                                          -------     --------
                                                           29,020       15,662
Deduct:
    Loans charged off                                       1,361          663
    Recoveries of loans previously charged off               (734)        (243)
                                                          -------     --------
            Net chargeoffs                                    627          420
                                                          -------     --------

Balance at end of period                               $   28,393       15,242
                                                          -------     --------
                                                          -------     --------


(6)  OTHER REAL ESTATE OWNED (OREO)

     Other real estate consists of the following:
                                                        March 31, December 31,
                                                           1997       1996
                                                        --------- ------------

     Other real estate                                    $ 1,344        2,057
     Less allowance for OREO losses                           466          511
                                                          -------     --------
                                                          $   878        1,546
                                                          -------     --------
                                                          -------     --------


     Transactions in the allowance for OREO losses were as follows:
                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1997         1996
                                                          -------     --------

Balance at beginning of period                            $   511          554
Provision (reversal) during the period                        -            -
Losses on disposition                                         (45)          (6)
                                                           ------       ------
Balance at end of period                                  $   466          548
                                                           ------       ------
                                                           ------       ------

     FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES
                 Notes to Unaudited Consolidated Financial Statements
                    (Dollars in thousands, except per share data)


The changes in the balance of other real estate for the three months ended March 31, 1997 and 1996 can be summarized as follows:
                                               Three months ended March 31,
                                           -----------------------------------
                                                        1997           1996

     Balance at beginning of period                  $2,057              1,903
     Add transfers from loans                           -                  197
     Less writedowns charged to reserves               (45)               -
     Cash proceeds from sales                   853                 284
     Less gains on sales                        185                 112
                                              -----               -----
         Net basis of OREO sold                       (668)        (172)
                                                     -----        -----
         Balances, end of period                   $ 1,344        1,928
                                                   -------       ------
                                                   -------       ------

(7)  ACQUISITIONS

     On February 5, 1997, First Interstate Bank of Montana, NA purchased the assets of Mountain Financial, a small loan production office located in Eureka, Montana. The total cash purchase price of the assets acquired aggregated $1,726, of which $166 was for premises and equipment and the remaining $1,560 was for loans acquired.

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

     During 1985, the Company entered into a partnership agreement with two outside parties for the purpose of acquiring certain land and constructing a building with an aggregate cost of approximately $20,000. The Company is a tenant in the building and owns a 50% undivided interest in the property. The term debt of the partnership of $10,827 at December 31, 1996 is guaranteed by each of the partners.

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

(9)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number if common shares outstanding for the period. Diluted EPS reflects the potential dilution of all securities that could share in the earnings of an entity. SFAS No. 128 replaces APB Opinion 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of SFAS No. 128 to have an impact on its EPS disclosures.

     In 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect adoption of SFAS No. 129 to have a material impact on its capital structure disclosures.

                                       ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Dollars in thousands)



(1) MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF BALANCE SHEET ITEMS AT MARCH 31, 1997 AND DECEMBER 31, 1996.

     GENERAL. During the three month period ending March 31, 1997, total assets decreased slightly from $2,068,229 at December 31, 1996 to $2,061,002 at March 31, 1997. While total assets reflect only a nominal change, there were some notable shifts in the mix of assets and liabilities between periods. Seasonal declines in deposits and increases in loans and federal funds sold were funded with available cash, proceeds from maturities and paydowns of investments transactions, and other borrowings.

     LOANS. Net loans increased $25,103 or 1.9% during the first three months of 1997 from $1,352,074 at December 31, 1996 to $1,377,177 at March 31,
     1997. The Company experienced increased loan volumes attributed to continued strong economic conditions in the communities served by the Company's banking subsidiaries, as well as some seasonal increases, particularly in agricultural lending, following traditional paydowns in the fourth quarter.

     DEPOSITS. Total deposits decreased from $1,679,424 at December 31, 1996 to $1,649,456 at March 31, 1997. The decrease in deposits is principally related to an expected seasonal cycle in overall deposit growth that has historically occurred during the first half of the year. While non-interest bearing deposits declined $43,950 or 11.4% from December 31, 1996 to March 31, 1997, modest growth in interest bearing deposits offset a portion of the decrease. Interest bearing deposits increased $13,982 or 1.1% from $1,294,053 at December 31, 1996 to $1,308,035 at March 31, 1997.

     FEDERAL FUNDS SOLD. Federal funds sold balances increased $22,750 to $27,695 at March 31, 1997 from $4,945 at December 31, 1996 as the Company's banking subsidiaries funded the cash requirements of correspondent banks facing similar seasonal fluctuations in customer deposits.

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES. Accounts payable and accrued expenses increased $6,920 from $22,419 at December 31, 1996 to $29,339 at March 31, 1997. The increase is due primarily to the timing of federal and state income tax payments.

     OTHER BALANCE SHEET ACCOUNTS. Cash, amounts due from banks, interest bearing deposits and investment securities decreased $52,361 (in aggregate) and federal funds purchased, securities sold under repurchase agreements and other borrowed funds increased $11,280 (in aggregate) during the first
     quarter.   These changes provided additional liquidity to fund increases in other earning assets, primarily loans and federal funds sold for one day periods.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

     GENERAL. On October 1, 1996, the Company acquired all of the outstanding capital stock of First Interstate Bank of Montana, N.A. and First Interstate Bank of Wyoming, N.A. and, on December 18, 1996, acquired all of the outstanding capital stock of Mountain Bank of Whitefish. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the large increases in revenue and expenses for the three month period ended March 31,1997 compared to the three month period ended March 31, 1996 are due, in a large part, to the acquisitions. The increases in consolidated earnings resulting from the acquisitions are partially offset by higher interest expense resulting from funding of the acquisition.

     As a percentage of consolidated averages for the quarter ended March 31, 1997, average interest earning assets and average interest bearing liabilities of the banks acquired were approximately 31% and 32%, respectively. Accordingly, there are material increases in most categories of income and expense for the three month period ended March 31,1997 when compared to the three months ended March 31, 1996. Significant variances not directly attributable to the acquired banks are explained in the discussions that follow.

     NET INCOME. Net income increased from $5,236 to $6,462 for the three month periods ended March 31, 1996 and 1997, respectively, an increase of $1,226. While net earnings of the acquired banks aggregated approximately $1,935 for the quarter ended March 31, 1997, the increases were partially offset by additional interest expense and other indirect costs at the parent company.

     INTEREST INCOME. Interest income increased from $26,271 for the three month period ended March 31, 1996 to $39,161 for the three month period ended March 31, 1997. Adjusted for interest income of the acquired banks, interest income increased approximately $892 or 3.4% primarily due to internal growth in loan volume. One of the Company's primary objectives is to maintain steady growth in interest income by utilizing systems, procedures, and products designed to manage and promote balance sheet growth, maintain strong interest margins and provide competitive pricing.

     INTEREST EXPENSE. Interest expense increased from $11,374 to $16,392 for the three month periods ended March 31,1996 and 1997, respectively, an increase of $5,018. Interest expense of the acquired banks and additional interest costs to fund the acquisitions aggregated approximately $4,600 in 1997. The remaining increase was principally the result of internal growth in deposits.

     Adjusted for acquisitions, average interest-bearing deposits for the first quarter of 1997 were up $50,512 or 5.8% compared to averages for the first three months of 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased to $1,223 from $491 for the first quarter of 1997 and 1996, respectively. Increases in the provision of $566 are directly attributable to the acquisitions. The remaining increases are associated with growth in loan volumes and a slight deterioration in agricultural and consumer loans. Management actively monitors the local economies for strengths and diversity and unemployment levels, and evaluates its banking markets for their effects on its loan portfolio. Although nonperforming and problem assets have shown some increase, the fundamental economies within the Company's markets have remained strong. Overall, the increases in the provision for loan loss are reflective of management's evaluation of the risks inherent in the loan portfolio and current economic conditions. Should a significant shift in economic trends and/or increased volumes of problem credits or charge-offs occur, such events would likely require increased loan loss provisions in the future.

     NON-INTEREST INCOME.   Overall, non-interest income increased $1,080 from
     $5,545 to $6,625 for the three month periods ended March 31, 1996 and 1997, respectively. Exclusive of non-interest income of $1,369 attributable to the acquisitions, non-interest income declined $289 or 5.2% in 1997. Decreases in income from fiduciary activities ($139) and data processing revenues ($300) as a result of non-recurring accrual adjustments made in January 1996 were partially offset by increases in data processing income resulting from increases in the number of customers and in the volume of transactions processed.

     NON-INTEREST EXPENSES.   Non-interest expenses were $17,703 and $11,432 for
     the three month periods ended March 31, 1997 and 1996, respectively, an increase of $6,271. Non-interest expenses incurred directly by the acquired banks aggregated approximately $4,570, however, there were also other indirect increases in non-interest expenses related to the acquisitions recorded by the parent company and other bank subsidiaries particularly in the data division of the parent company and operations divisions of other banking subsidiaries.

     Salaries and benefits expense increased $2,716 from $6,267 to $8,983 for the three month periods ended March 31, 1996 and 1997, respectively. Of the increases, $2,090 is the direct result of personnel costs related to employees of the acquired banks. The remaining increases of approximately $535 or 8.5% are primarily due to increases in staffing levels, particularly in the Company's operations center and data division, necessary to support the Company's growth, and secondarily, normal inflationary increases.

     Occupancy, furniture and equipment expenses were $2,329 and $3,419 for the three months ended March 31, 1996 and 1997, respectively. Increases of approximately $399 or 17.1% not directly related to acquisitions are primarily due to increased depreciation on data processing equipment upgrades, and the continuing upgrades and expansion of the Company's micro computer and ATM networks.

     Other operating expenses were $5,435 and $2,925 for the three months ended
     March 31, 1997 and 1996, respectively.   Exclusive of increases directly
     related to the acquired banks, other operating expenses increased approximately $779 or 26.7%. Major components of the increase include additional professional fees primarily due to revision and upgrade of the Company's job evaluation system aggregating approximately $167, increases in employee retirement accruals of approximately $70, increases in employee education costs of approximately $75, and increases in charitable contributions of approximately $127. Postage, supplies, and telephone expenses also increased approximately $313 primarily due to additional costs associated with growth in customer base.

     A decrease in royalty fee expense of $89 resulting from termination of the Company's franchise agreement with First Interstate Bancorp in May 1996 partially offset increases in other operating expenses.

     Other variances in non-interest expenses for the first quarter of 1997 as compared to the first quarter of 1996 are not individually significant.

                             PART II.  OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS
               None

ITEM 2    CHANGES IN SECURITIES
               None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5    OTHER INFORMATION
               Not applicable or not required

ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Exhibits.
                  27.   Financial Data Schedule

          (b) No reports of Form 8-K were filed for the quarter ended March 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                         FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.



Date   May 8, 1997                       /s/ William H. Ruegamer
     ------------------                 ---------------------------------
                                             William H. Ruegamer
                                             Director, Executive Vice President
                                             and Chief Operating Officer




Date   May 8, 1997                      /s/ Terrill R. Moore
     ------------------                 ---------------------------------
                                             Terrill R. Moore
                                             Senior Vice President
                                             and Chief Financial Officer
                                          15