Form 10-Q
period 1997-06-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1997-08-12
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from         to
                                                  -------    -------

COMMISSION FILE NUMBER   333-3250
                       ------------

                  First Interstate BancSystem of Montana, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Montana                                        81-0331430
--------------------------------                    ----------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

  PO Box 30918, 401 North 31st Street, Billings, MT   59116-0918
--------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     406/255-5300
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
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

The Registrant had 1,991,274 shares of common stock and 20,000 shares of preferred stock outstanding on July 25, 1997.

                  FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                          Quarterly Report on Form 10-Q


                                      Index                                 Page
                                      -----                                 ----

PART I. FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Consolidated Balance Sheets
            June 30,1997 and December 31,1996                                  3

            Consolidated Statements of Income
            Three months ended June 30, 1997 and 1996, and
            Six months ended June 30, 1997 and 1996                            4

            Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996                            5

            Notes to Unaudited Consolidated Financial
            Statements                                                         6

          Item 2 - Managements' Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                 11

PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                          15

          Item 2 - Changes in Securities                                      15

          Item 3 - Defaults upon Senior Securities                            15

          Item 4 - Submission of Matters to a Vote of
                   Security Holders                                           15

          Item 5 - Other Information                                          15

          Item 6 - Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                    16


        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
                (Dollars in thousands, except share data)

                                                                                  June 30,
                            Assets                                                  1997          December 31,
                            ------                                              (unaudited)           1996
                                                                                -----------       ------------
Cash and due from banks                                                     $       130,362            160,962
Federal funds sold                                                                   19,275              4,945
Interest bearing deposits in banks                                                       37              6,545
Investment securities:
     Available-for-sale                                                              83,479            124,502
     Held-to-maturity                                                               313,452            279,069
                                                                            ---------------       ------------
                                                                                    396,931            403,571

Loans, net                                                                        1,475,852          1,379,871
Less allowance for loan losses                                                       28,757             27,797
                                                                            ---------------       ------------
          Net loans                                                               1,447,095          1,352,074

Premises and equipment, net                                                          58,976             58,183
Accrued interest receivable                                                          21,066             19,573
Excess of purchase price over equity in net assets of subsidiaries less accumulated amortization of $7,284 at June 30, 1997
     (unaudited) and $5,971 at December 31, 1996                                     34,160             39,010
Other real estate owned, net                                                          1,098              1,546
Deferred tax asset                                                                    6,629              4,921
Other assets                                                                         15,722             16,899
                                                                            ---------------       ------------
                                                                            $     2,131,351          2,068,229
                                                                            ---------------       ------------
                                                                            ---------------       ------------
           Liabilities and Stockholders' Equity
           ------------------------------------
Deposits:
     Noninterest bearing                                                    $       353,189            385,371
     Interest bearing                                                             1,319,846          1,294,053
                                                                            ---------------       ------------
          Total deposits                                                          1,673,035          1,679,424

Federal funds purchased                                                              61,900             13,450
Securities sold under repurchase agreements                                         129,538            129,137
Accounts payable and accrued expenses                                                19,497             22,419
Other borrowed funds                                                                 37,272             13,071
Long-term debt                                                                       56,184             64,667
                                                                            ---------------       ------------
          Total liabilities                                                       1,977,426          1,922,168

Stockholders' equity:
Non-voting noncumulative 8.53% preferred stock without par value;
     authorized 100,000 shares; issued and outstanding 20,000 shares                 20,000             20,000
Common stock without par value; authorized 5,000,000 shares;
     issued and outstanding 1,972,161 shares at June 30, 1997
     (unaudited  and 1,978,268  shares at  December 31, 1996                          8,350              8,941
Retained earnings                                                                   125,205            116,613
Unrealized holding gain on investment securities available-for-sale, net                370                507
                                                                            ---------------       ------------
          Total stockholders' equity                                                153,925            146,061
                                                                            ---------------       ------------
                                                                            $     2,131,351          2,068,229
                                                                            ---------------       ------------
                                                                            ---------------       ------------

Book value per common share                                                 $         67.91              63.72
                                                                            ---------------       ------------
                                                                            ---------------       ------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income
                 (Dollars in thousands, except share data)
                               (Unaudited)

                                                                       For the three months                    For the six months
                                                                          ended June 30,                          ended June 30,
                                                                  -------------------------               -----------------------
                                                                      1997           1996                     1997        1996
                                                                      ----           ----                     ----        ----
Interest income:
     Interest and fees on loans                                  $   34,903         22,703                   68,233      44,600
     Interest and dividends on investment securities:
          Taxable                                                     5,419          3,480                   10,762       6,931
          Exempt from Federal taxes                                     276            262                      527         498
     Interest on deposit with banks                                      12             21                       97         225
     Interest on Federal funds sold                                     559            117                       71         600
                                                                  ---------      ---------                ---------   ---------
          Total interest income                                      41,169         26,583                   80,330      52,854
                                                                  ---------      ---------                ---------   ---------
Interest expense:
     Interest on deposits                                            14,083          9,648                   27,470      19,456
     Interest on Federal funds purchased                                767            228                    1,085         259
     Interest on securities sold under repurchase agreements          1,486            977                    2,811       2,106
     Interest on other borrowed funds                                   446             57                      519         141
     Interest on long-term debt                                       1,199            267                    2,488         589
                                                                  ---------      ---------                ---------   ---------
          Total interest expense                                     17,981         11,177                   34,373      22,551
                                                                  ---------      ---------                ---------   ---------

          Net interest income                                        23,188         15,406                   45,957      30,303
     Provision for loan losses                                        1,058            661                    2,281       1,152
                                                                  ---------      ---------                ---------   ---------
          Net interest income after provision for loan losses        22,130         14,745                   43,676      29,151
Other operating income:
     Income from fiduciary activities                                   989            661                    2,022       1,523
     Service charges on deposit accounts                              2,531          1,803                    4,910       3,518
     Data processing                                                  1,826          1,781                    3,667       3,822
     Other service charges, commissions, and fees                     1,047            669                    1,939       1,293
     Net investment securities gains                                     15            --                        73           2
     Other income                                                       452            281                      874         582
                                                                  ---------      ---------                ---------   ---------
               Total other operating income                           6,860          5,195                   13,485      10,740
                                                                  ---------      ---------                ---------   ---------
Other operating expenses:
     Salaries and wages                                               7,215          5,000                   14,202       9,897
     Employee benefits                                                1,836          1,293                    3,832       2,663
     Occupancy expense, net                                           1,481          1,001                    3,081       2,040
     Furniture and equipment expense                                  1,935          1,461                    3,754       2,751
     Other real estate expense (income), net                             19            (70)                    (115)       (159)
     Other expenses                                                   5,798          3,090                   11,233       6,015
                                                                  ---------      ---------                ---------   ---------
               Total other operating expenses                        18,284         11,775                   35,987      23,207
                                                                  ---------      ---------                ---------   ---------

Income before income taxes                                           10,706          8,165                   21,174      16,684
Income tax expense                                                    4,074          3,131                    8,080       6,414
                                                                  ---------      ---------                ---------   ---------

               Net income                                        $    6,632          5,034                   13,094      10,270
                                                                  ---------      ---------                ---------   ---------
                                                                  ---------      ---------                ---------   ---------

Net income per common share                                      $     3.13           2.58                     6.17        5.26
                                                                  ---------      ---------                ---------   ---------
                                                                  ---------      ---------                ---------   ---------
Dividends per common share                                              .98            .81                     1.85        1.52
                                                                  ---------      ---------                ---------   ---------
                                                                  ---------      ---------                ---------   ---------

Weighted average common shares outstanding                        1,984,562      1,948,672                1,984,177   1,950,723
                                                                  ---------      ---------                ---------   ---------
                                                                  ---------      ---------                ---------   ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
               (Dollars in thousands, except per share data)
                             (Unaudited)

                                                                                                       For the six months
                                                                                                          ended June 30,
                                                                                               -----------------------------------
                                                                                                    1997                 1996
                                                                                               ---------------     ---------------

Cash flows from operating activities:
  Net income                                                                                   $        13,094     $        10,270
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan and other real estate losses                                                     2,277               1,152
     Depreciation and amortization                                                                       4,153               2,239
     Net premium amortization on investment securities                                                     289                 614
     Gain on sales of investments                                                                          (73)                 (2)
     Gain on sales of other real estate owned                                                             (190)               (218)
     (Gain) loss on sales of property and equipment                                                        (14)                  1
     Provision for deferred income taxes                                                                (1,655)             (1,476)
     Increase in interest receivable                                                                    (1,493)             (1,344)
     Decrease in other assets                                                                            1,177                 250
  Increase (decrease) in accounts payable and accrued expenses                                             615                (501)
                                                                                               ---------------     ---------------
          Net cash provided by operating activities                                                     18,180              10,985
                                                                                               ---------------     ---------------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                                                            (333,219)            (40,994)
          Available-for-sale                                                                              (237)            (11,509)
                                                                                               ---------------     ---------------
                                                                                                      (333,456)            (52,503)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                                                             298,953              53,773
          Available-for-sale                                                                             9,579               8,754
                                                                                               ---------------     ---------------
                                                                                                       308,532              62,527
    Proceeds from sales of available-for-sale investment securities                                     31,158                   -
    Decrease in interest bearing deposits in banks                                                       6,508              22,007
    Extensions of credit to customers, net of repayments                                               (99,191)            (71,642)
    Recoveries of loans charged-off                                                                      1,652                 649
    Proceeds from sales of other real estate                                                               879                 482
    Capital expenditures, net                                                                           (3,619)             (3,013)
                                                                                               ---------------     ---------------
          Net cash used in investing activities                                                        (87,537)            (41,493)
                                                                                               ---------------     ---------------
Cash flows from financing activities:
    Net decrease in deposits                                                                            (6,389)            (16,582)
    Net increase in Federal funds and repurchase agreements                                             48,851              11,984
    Net increase in other borrowed funds                                                                24,201               3,814
    Proceeds from long-term borrowings                                                                   1,750                 424
    Repayment of long-term borrowings                                                                  (10,233)             (6,057)
    Proceeds from issuance of common stock                                                                 139                 277
    Payments to retire common stock                                                                       (730)               (931)
    Dividends paid on common stock                                                                      (3,656)             (2,957)
    Dividends paid on preferred stock                                                                     (846)                  -
                                                                                               ---------------     ---------------
          Net cash provided by (used in) by financing activities                                        53,087             (10,028)
                                                                                               ---------------     ---------------
          Net decrease in cash and cash equivalents                                                    (16,270)            (40,536)
Cash and cash equivalents at beginning of period                                                       165,907             143,042
                                                                                               ---------------     ---------------
Cash and cash equivalents at end of period                                                             149,637             102,506
                                                                                               ---------------     ---------------
                                                                                               ---------------     ---------------

Noncash Investing and Financing Activities:
The Company transferred loans of $237 and $197 to other real estate owned during the six months ended June 30, 1997 and 1996, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
                            (Dollars in thousands)



(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at June 30, 1997 and December 31, 1996, and the results of consolidated operations and cash flows for each of the six month periods ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1996 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the June 30, 1997 presentation.

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

                                      6                             (continued)

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
                            (Dollars in thousands)



(4)  CASH DIVIDENDS

     On July 21, 1997, the Company paid a cash dividend on second quarter earnings of $1.00 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1997 dividend represents 30% of the Company's net income for the quarter ended June 30, 1997.


(5)  ALLOWANCE FOR LOAN LOSSES

     Transactions in the allowance for loan losses for the three month and six month periods ended June 30, 1997 and 1996 are summarized below:


                                                For the three months            For the six months
                                                   ended June 30,                 ended June 30,
                                               -----------------------         ---------------------
                                               1997             1996           1997           1996
                                               ----             ----           ----           ----
Balance at beginning of period                 $28,393         15,242          27,797        15,171
Provision charged to operating expense           1,058            661           2,281         1,152
Less loans charged-off                          (1,612)          (903)         (2,973)       (1,566)
Add back recoveries of loans previously
    charged-off                                    918            406           1,652           649
                                               -------         -------         ------        ------

Balance at end of period                       $28,757         15,406          28,757        15,406
                                               -------         -------         ------        ------
                                               -------         -------         ------        ------


(6)  OTHER REAL ESTATE OWNED (OREO)

     Other real estate owned consists of the following:


                                          June 30,         December 31,
                                            1997              1996
                                          --------         ------------
    Other real estate                       $1,560            2,057
    Less allowance for OREO losses             462              511
                                            ------            -----

                                            $1,098            1,546
                                            ------            -----
                                            ------            -----


                                      7                             (Continued)

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
                          (Dollars in thousands)

A summary of transactions in the allowance for OREO losses follows:


                                                For the three months          For the six months
                                                   ended June 30,                ended June 30,
                                                --------------------         --------------------
                                                   1997        1996          1997         1996
                                                   ----        ----          ----         ----

Balance at beginning of period                   $  466         548           511          554
Provision (reversal)during the period                (4)          -            (4)           -
Loss on dispositions                                  -           -           (45)          (6)
                                                 ------      ------         ------      ------

Balance at end of period                            462         548           462          548
                                                 ------      ------         ------      ------
                                                 ------      ------         ------      ------


Changes in the balance of other real estate owned for the six months ended June 30, 1997 and 1996 are summarized as follows:


                                                      Six months ended June 30,
                                              ----------------------------------------
                                                         1997                 1996
                                                         ----                 ----

     Balance at beginning of period                     $2,057               1,903
     Add transfers from loans                              237                 197
     Less writedowns charged to reserves                   (45)                  -
     Cash proceeds from sales                    879                 482
     Less gains on sales                         190                 218
                                                 ---                 ---
          Net basis of OREO sold                          (689)               (264)
                                                        ------              ------

          Balances, end of period                       $1,560              $1,836
                                                        ------              ------
                                                        ------              ------



(7)  ACQUISITIONS

     On February 5, 1997, First Interstate Bank of Montana, N.A. purchased the assets of Mountain Financial, a loan production office located in Eureka, Montana. The total cash purchase price of the assets acquired aggregated $1,726, of which $166 was for premises and equipment and the remaining $1,560 was for loans acquired.

     During June 1997, the Company finalized its allocation of purchase price related to the 1996 acquisitions of First Interstate Bank of Montana, N.A., First Interstate Bank of Wyoming, N.A. and Mountain Bank of Whitefish. Changes in preliminary estimates of the fair value of loans, other assets and other liabilities resulted in a $3.5 million decrease in goodwill.

                                      8                             (Continued)

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
                            (Dollars in thousands)


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

     During 1985, the Company entered into a partnership agreement with two outside parties for the purpose of purchasing certain land and building with an aggregate cost of approximately $20,000. The Company is a tenant in the building and owns a 50% undivided interest in the property. Indebtedness of the partnership in the amount of $10,617 at June 30, 1997 is guaranteed by each of the partners.

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

                                      9                             (Continued)

        FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
                            (Dollars in thousands)


(9)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the entity.

     This statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted.
     Once effective, this statement requires restatement of all prior period EPS data. Pro forma basic and diluted net income per share as determined under this statement will not differ from amounts currently reported by the Company.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing comprehensive income for the period in that financial statement.

     This statement requires that an entity (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

     This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)

The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem of Montana, Inc. ("the Company") during the three and six month periods ended June 30, 1997, with comparisons to 1996 as applicable.

ACQUISITION ACTIVITY
On October 1, 1996, the Company purchased all of the outstanding capital stock of First Interstate Bank of Wyoming, N.A. and First Interstate Bank of Montana, N.A.; and, on December 18, 1996 , acquired all of the outstanding capital stock of Mountain Bank of Whitefish (collectively, "the acquired banks"). The transactions were accounted for under purchase accounting rules. Goodwill, representing the excess of cost over net assets acquired, is being amortized using the straight-line method over periods of 15 to 25 years.

ASSET LIABILITY MANAGEMENT
The primary objective of the company's asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest income is largely dependent on the Company's ability to manage the sensitivity of net interest income to actual or potential changes in interest rates. The Company uses interest sensitivity "gap" analysis, income simulation models, and, to a limited extent, duration analysis (including estimation of borrower prepayment options) to evaluate the potential effects of changing interest rates on its interest margin.

EARNING ASSETS
Earning assets of $1.9 billion at June 30, 1997 were $96.2 million, or 5%, higher compared to December 31, 1996 primarily due to growth in loan volume. The mix of earning assets changed little from December 31, 1996 with net loans comprising approximately 77%, held-to-maturity investment securities comprising approximately 17% and interest bearing deposits, available-for-sale investment securities and federal funds sold comprising the remaining 6%.

LOANS. All major categories of loans showed increases in volumes from December 31, 1996 due to continued strong economic conditions in the communities served by the Company's banking subsidiaries and some seasonal increases, particularly in agricultural lending, following traditional paydowns during the fourth quarter. Growth in net loans of 7% during the first six months of 1997 is slightly lower than the 8.1% growth rate experienced during the same period of 1996 indicating a slight slowing in the economy that has been attributed to a slowing of consumer borrowing as consumer debt rises.

INVESTMENT SECURITIES. The Company manages its investment portfolio within established policies which provide for the management of interest rate sensitivity risks, to meet earning objectives, to provide ample liquidity and to provide adequate collateral to support deposit and repurchase agreement activities. Cash proceeds from maturities, sales and principal payments during the first six months of 1997 were generally reinvested in held-to-maturity investment securities or used to provide additional liquidity to fund increases in other earning assets.

FEDERAL FUNDS SOLD. Federal funds sold balances increased approximately $14 million from December 31, 1996 as the Company's banking subsidiaries funded the cash requirements of correspondent banks. Average federal funds sold balances during the first half of 1997 of $25,753 and during 1996 of $25,462 showed only slight variance.

INCOME FROM EARNING ASSETS. Income from earning assets was $41.2 million for the three month period ended June 30, 1997, as compared to $26.6 million for the same period in 1996. The increase of $14.6 million or 55% resulted from increases in earning assets through internal growth and the bank acquisitions discussed previously. Exclusive of income from the acquired banks, interest income for the three months ended June 30, 1997 increased approximately 13% from the same period in 1996. Yields on average total earning assets during the second quarter of 1997 and 1996 were 8.81% and 8.90%, respectively.

For the six month periods ended June 30, 1997 and 1996, income from earning assets was $80.3 million and $52.9 million, respectively. Approximately 84% of the increase is due to interest income of the acquired banks. The yield on average total earning assets for the first six months of 1997 was 8.78% compared to 8.85% during 1996.

FUNDING SOURCES
The Company utilizes various traditional funding sources to support its earning asset portfolio including deposits, borrowings, federal funds purchased and repurchase agreements.

DEPOSITS.   Overall, total deposits decreased slightly from December 31, 1996 to June 30, 1997. Decreases in non-interest bearing deposits of $32.0 million during the first six months of 1997, were partially offset by increases in interest-bearing deposits of $25.8 million during the same period. The Company historically has experienced similar seasonal cycles in overall deposit growth during the first half of the year.

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Federal funds purchased for one day periods and other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank increased $72.7 million from December 31, 1996 to June 30, 1997. The increased borrowings were the result of funding requirements related to increases in loans and Federal funds sold during the first half of 1997.

LONG TERM DEBT. During the first half of 1997, the Company reduced its long-term indebtedness by $8.5 million or 14%. Payments of approximately $8.4 million on the Company's revolving term debt were funded by earnings of the Company's banking subsidiaries.

EXPENSE OF INTEREST BEARING LIABILITIES. The Company's interest expense for the three months ended June 30, 1997 was $18.0 million, a $ 6.8 million or 61% increase over the same period in 1996. Interest expense of the acquired banks and additional interest costs to fund the acquisitions aggregated approximately $6 million during the second quarter and $10.6 million year-to-date. The remaining increase was caused by higher levels of interest bearing liabilities, particularly federal funds purchased for one day periods and other borrowed funds. The cost of total average interest bearing liabilities during the first six months of 1997 of 4.4% did not change from the same period in 1996.

PROVISION FOR LOAN LOSSES. The balance of the provision for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio given past, present and expected conditions. The provision for loan losses increased $397 and $1,129 for the three and six month periods ended June 30, 1997, respectively, from the same periods in 1996. A significant portion of these increases relate directly to the acquired banks, $353 for the three month period and $919 for the six month period. The remaining increases are associated with growth in loan volumes and slight deteriorations in the agricultural and consumer loan portfolios. Although non-performing and problem assets have shown some increases, the fundamental economies within the Company's markets remain strong.

LIQUIDITY
The Company actively manages its liquidity position through established policies and procedures. Management has also developed contingency plans to address potential liquidity needs. The Company's current liquidity position is supported largely through core deposits and from its investment portfolio.

The current investment portfolio contains a mix of maturities which provide a structured flow of maturing and reinvestable funds that can be converted to cash, should the need arise. Maturing balances in the loan portfolio also provide options for managing cash flows and provide an important source of intermediate and long-term liquidity.

Alternate sources of liquidity are provided by Federal funds lines carried with upstream and downstream correspondent banks. Additional liquidity could also be generated through borrowings from the Federal Reserve Bank of Minneapolis and the Federal Home Loan Bank of Seattle. At June 30, 1997, the Company had $8.8 million available on its revolving term loan.

OTHER OPERATING INCOME AND EXPENSE
OTHER OPERATING INCOME
Exclusive of income attributable to the acquired banks, other operating income increased $261 or 5% during the second quarter of 1997 and decreased less than 1% during the six months ended June 30, 1997 compared to the same periods in the prior year. Trust and data division revenues contributed to the increase in other operating income during the second quarter, contributing an additional $121 of income primarily due to increases in number of customers and transaction volumes. Year-to-date trust and data revenues, however, show declines from the same period last year due to non-recurring accrual adjustments made during January 1996. Service charges on deposit accounts also contributed to the overall increase in other income, up 5% for the quarter and year-to-date.

OTHER OPERATING EXPENSES
Overall, quarter-to-date and year-to-date other operating expense increased approximately 55% from the same periods in the prior year. Expenses incurred directly by the acquired banks aggregated approximately $3.6 million for the three months ended June 30, 1997 and $8.1 million for the six months ended June 30, 1997. In addition to the direct other operating expenses incurred by the acquired banks, other operating expenses of the holding company and other banking subsidiaries increased, particularly in the operations and data divisions, due to the additional costs associated with providing support services to the acquired banks.

SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense of $18 million for the six months ended June 30, 1997 increased 55% over the same period in 1996. Salaries and benefits expenses for the three month period ended June 30, 1997 showed a similar increase over the same period in 1996. A significant portion of the quarter-to-date and year-to-date increases are attributable to the acquisitions and increased staffing levels necessary to provide operational and other support functions to the acquired banks. The remaining increases are primarily inflationary in nature.

FURNITURE, EQUIPMENT AND OCCUPANCY EXPENSE. Exclusive of increases directly related to the acquired banks, occupancy, furniture and equipment expenses increased approximately $255 or 10% during the three month period ended June 30, 1997 and $654 or 14% for the six month period ended June 30, 1997. Increases are principally due to increased depreciation on data processing equipment upgrades occurring during the second half of 1996 and the first half of 1997 and the continuing upgrades and expansion of the Company's micro-computer and ATM networks.

OTHER EXPENSES. Other expenses increased $2.6 million for the three months ended June 30, 1997 compared to the same period in the prior year and $5.1 million for the six months ended June 30, 1997 compared to the same period in the prior year. Of these increases, $1.2 million and $2.9 million for the three and six month periods, respectively, relate directly to the acquired banks. The remaining quarter-to-date and year-to-date increases from the previous year are principally due to increases in advertising and public relations costs, additional legal and professional costs, and increases in postage, supply and telephone expenses.

Exclusive of expenses directly related to the acquired branches, advertising and public relation expenses for the three and six month periods ending June 30, 1997 were approximately $229 higher than the same periods in 1996. These increases are attributable to budgeted increases in advertising expense of approximately $109 for the first half of 1997 combined with fluctuations in the timing of public relation events in the current year compared to 1996.

Legal and professional expenses increased $367 during the three months ended June 30, 1997 compared to the same period in the previous year and $634 during the first half of 1997 compared to the first half of 1996. Increases of $300 and $484, not directly related to the acquired banks, are due principally to consulting fees associated with revision of the Company's employee job evaluation system and accruals for financial planning activities.

Office supply, postage and telephone expenses increased $273 during the second quarter and $588 year-to-date compared to the same periods in 1996, exclusive of expenses incurred by the acquired banks. These additional expenses are primarily due to increased costs resulting from growth in the Company's customer deposit base.

The above increases in other expense were offset by decreases in royalty fees of $151 during the first half of 1997 due to the termination of a franchise agreement with First Interstate Bancorp during May 1996.

Other quarter-to-date and year-to-date variances in other expenses from the previous year are not considered individually significant.

                           PART II.  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
               None

ITEM 2    CHANGES IN SECURITIES
               None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5    OTHER INFORMATION
               Not applicable or not required

ITEM 6     EXHIBITS AND REPORTS OF FORM 8-K

             (a) Exhibits.
                    27.  Financial Data Schedule.

             (b) No reports of Form 8-K were filed for the quarter ended
                 June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                               FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.



Date   August 7, 1997          /s/ William H. Ruegamer
       --------------         --------------------------------------------
                                              William H. Ruegamer
                                              Director, Executive Vice President
                                              and Chief Operating Officer




Date   August 7, 1997         /s/ Terrill R. Moore
       --------------         --------------------------------------------
                                              Terrill R. Moore
                                              Senior Vice President
                                              and Chief Financial Officer