Form 10-Q
period 1997-09-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1997-11-14
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.
                                              ------------------

                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from           to
                                               ---------    ---------
COMMISSION FILE NUMBER   333-3250
                        ----------

                        First Interstate BancSystem, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Montana                                81-0331430
---------------------------------      ----------------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                Identification No.)

PO Box 30918, 401 North 31st Street, Billings, MT      59116-0918
-------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  406/255-5300
                                                    --------------
                             N/A
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days    Yes    X       No
                                                     ------        ------

The Registrant had 8,038,336 shares of common stock and 20,000 shares of preferred stock outstanding on November 1, 1997.

                               (Total of 16 Pages)

                        FIRST INTERSTATE BANCSYSTEM, INC.
                          Quarterly Report on Form 10-Q

                               Index                                 Page
                               -----                                 ----
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Consolidated Balance Sheets
            September 30, 1997, and December 31, 1996                  3

            Consolidated Statements of Income
            Three months ended September 30, 1997 and 1996,
            and Nine months ended September 30, 1997 and 1996          4

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996              5

            Notes to Unaudited Consolidated Financial
            Statements                                                 6

            Item 2 -  Managements' Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                   10

PART II.  OTHER INFORMATION

            Item 1 - Legal Proceedings                                15
            Item 2 - Changes in Securities                            15

            Item 3 - Defaults upon Senior Securities                  15

            Item 4 - Submission of Matters to a Vote of
                         Security Holders                             15

            Item 5 - Other Information                                15

            Item 6 - Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                            16

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                      September 30,       December 31,
     Assets                                                                1997                1996
     ------                                                                ----                ----
                                                                      (unaudited)
                                                                      -----------
Cash and due from banks                                               $   170,043            160,962
Federal funds sold                                                         38,070              4,945
Interest bearing deposits in banks                                             42              6,545
Investment securities:
   Available-for-sale                                                     128,590            124,502
   Held-to-maturity                                                       256,197            279,069
                                                                      -----------         -----------
                                                                          384,787            403,571

Loans, net                                                              1,467,153          1,379,871
Less allowance for loan losses                                             28,456             27,797
                                                                      -----------         -----------
      Net loans                                                         1,438,697          1,352,074

Premises and equipment, net                                                59,297             58,183
Accrued interest receivable                                                24,084             19,573
Goodwill                                                                   33,493             39,010
Other real estate owned, net                                                1,006              1,546
Deferred tax asset                                                          6,905              4,921
Other assets                                                               13,013             16,899
                                                                      -----------         -----------
                                                                      $ 2,169,437          2,068,229
                                                                      -----------         -----------
                                                                      -----------         -----------
Liabilities and Stockholders' Equity
------------------------------------

Deposits:
   Noninterest bearing                                                $   376,039            385,371
   Interest bearing                                                     1,375,453          1,294,053
                                                                      -----------         -----------
      Total deposits                                                    1,751,492          1,679,424

Federal funds purchased                                                    20,100             13,450
Securities sold under repurchase agreements                               152,974            129,137
Accounts payable and accrued expenses                                      20,859             22,419
Other borrowed funds                                                        9,845             13,071
Long-term debt                                                             54,081             64,667
                                                                      -----------         -----------
      Total liabilities                                                 2,009,351          1,922,168

Stockholders' equity:
   Non-voting noncumulative 8.53% preferred stock without
      par value; authorized 100,000 shares; issued and
      outstanding 20,000 shares                                            20,000             20,000
   Common stock without par value; authorized 20,000,000
      shares; issued 7,952,748 shares at September 30, 1997
      (unaudited) and 7,913,072 shares at December 31, 1996                 9,665              8,941
   Retained earnings                                                      129,759            116,613
   Unrealized holding gain on investment securities
      available-for-sale, net                                                 662                507
                                                                      -----------         -----------
      Total stockholders' equity                                          160,086            146,061
                                                                      -----------         -----------
                                                                      $ 2,169,437          2,068,229
                                                                      -----------         -----------
                                                                      -----------         -----------

      Book value per common share                                     $     17.62              15.93
                                                                      -----------         -----------
                                                                      -----------         -----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                      For the three months          For the nine months
                                                                      ended September 30,           ended September 30,
                                                                 ---------------------------       -----------------------
                                                                      1997           1996             1997           1996
                                                                      ----           ----             ----           ----
Interest income:
   Interest and fees on loans                                    $    36,186          23,509        104,419       68,109
   Interest and dividends on investment securities:
      Taxable                                                          5,454           3,187         16,216       10,118
      Exempt from Federal taxes                                          272             243            799          741
   Interest on deposit with banks                                         10              43            107          268
   Interest on Federal funds sold                                        388             239          1,099          839
                                                                  ----------      ----------      ----------   ----------
         Total interest income                                        42,310          27,221        122,640       80,075
                                                                  ----------      ----------      ----------   ----------
Interest expense:
   Interest on deposits                                               14,799           9,794         42,269       29,250
   Interest on Federal funds purchased                                   381             178          1,466          437
   Interest on securities sold under repurchase agreements             1,688           1,049          4,499        3,155
   Interest on other borrowed funds                                      231              88            750          229
   Interest on long-term debt                                          1,198             246          3,686          835
                                                                  ----------      ----------      ----------   ----------
         Total interest expense                                       18,297          11,355         52,670       33,906
                                                                  ----------      ----------      ----------   ----------

         Net interest income                                          24,013          15,866         69,970       46,169
   Provision for loan losses                                           1,007             700          3,288        1,852
                                                                  ----------      ----------      ----------   ----------
         Net interest income after provision for
            loan losses                                               23,006          15,166         66,682       44,317
Other operating income:
   Income from fiduciary activities                                      981             659          3,003        2,182
   Service charges on deposit accounts                                 2,459           1,851          7,369        5,369
   Data processing                                                     1,811           1,781          5,478        5,603
   Other service charges, commissions, and fees                          977             732          2,916        2,025
   Net investment securities (losses) gains                               (1)           --               72            2
   Other income                                                          396             318          1,270          900
                                                                  ----------      ----------      ----------   ----------
         Total other operating income                                  6,623           5,341         20,108       16,081
                                                                  ----------      ----------      ----------   ----------
Other operating expenses:
   Salaries and wages                                                  7,487           5,089         21,689       14,986
   Employee benefits                                                   2,066           1,272          5,898        3,935
   Occupancy expense, net                                              1,554           1,019          4,635        3,059
   Furniture and equipment expenses                                    1,908           1,532          5,662        4,283
   Other real estate income, net                                        (362)             (3)          (477)        (162)
   FDIC insurance                                                         54               1            155            4
   Other expenses                                                      5,682           3,148         16,814        9,160
                                                                  ----------      ----------      ----------   ----------
         Total other operating expenses                               18,389          12,058         54,376       35,265
                                                                  ----------      ----------      ----------   ----------

Income before income taxes                                            11,240           8,449         32,414       25,133
Income tax expense                                                     4,264           3,237         12,344        9,651
                                                                  ----------      ----------      ----------   ----------

         Net income                                              $     6,976          5,212          20,070       15,482
                                                                  ----------      ----------      ----------   ----------
                                                                  ----------      ----------      ----------   ----------

Income per common share                                          $       .82             .66           2.36         1.97
                                                                  ----------      ----------      ----------   ----------
                                                                  ----------      ----------      ----------   ----------
Dividends paid per common share                                  $       .25             .19             .71         .57
                                                                  ----------      ----------      ----------   ----------
                                                                  ----------      ----------      ----------   ----------

Weighted average common shares outstanding                         7,955,388       7,952,340       7,955,452    7,881,780
                                                                  ----------      ----------      ----------   ----------
                                                                  ----------      ----------      ----------   ----------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    For the nine months
                                                                    ended September 30,
                                                                  ------------------------
                                                                     1997           1996
                                                                  ---------       --------
Cash flows from operating activities:
   Net income                                                     $  20,070         15,482
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provisions for loan and other real estate losses                3,284          1,831
      Depreciation and amortization                                   6,538          3,464
      Net premium amortization on investment securities                 311            843
      Gain on sale of investments                                       (72)            (2)
      Gain on sale of other real estate owned                          (479)          (229)
      (Gain) loss on sale of property and equipment                     (23)             4
      Provision for deferred income taxes                            (2,292)        (1,274)
      Increase in interest receivable                                (4,511)        (1,802)
      Decrease (increase) in other assets                             3,886           (361)
      Increase in accounts payable and accrued expenses               6,207            523
                                                                  ---------       --------

      Net cash provided by operating activities                      32,919         18,479

Cash flows from investing activities:
   Purchases of investment securities:
      Held-to-maturity                                             (421,733)       (50,164)
      Available-for-sale                                            (51,006)       (11,509)
                                                                  ---------       --------
                                                                   (472,739)       (61,673)
   Proceeds from maturities and pay downs of
      investment securities:
      Held-to-maturity                                              444,692        70,673
      Available-for-sale                                             15,790        12,352
                                                                  ---------       --------
                                                                    460,482        83,025

   Proceeds from sales of available-for-sale investment securities   31,265          -
   Decrease in interest bearing deposits in banks                     6,503         17,005
   Extensions of credit to customers, net of repayments             (97,440)       (80,325)
   Recoveries on loans charged-off                                    2,320            909
   Proceeds from sale of other real estate owned                      1,840            796
   Capital expenditures, net                                         (5,487)        (4,252)
                                                                  ---------       --------
      Net cash used by investing activities                         (73,256)       (44,515)
                                                                  ---------       --------

Cash flows from financing activities:
   Net increase in deposits                                          72,068          7,738
   Net increase (decrease) in federal funds and repurchase
      agreements                                                     30,487         (8,249)
   Net (decrease) increase in other borrowed funds                   (3,226)         5,296
   Proceeds from long-term borrowings                                 3,500            424
   Repayment of long-term debt                                      (14,086)        (6,057)
   Proceeds from issuance of common stock                             2,054          3,478
   Payments to retire common stock                                   (1,330)          (998)
   Dividends paid on common stock                                    (5,648)        (4,463)
   Dividends paid on preferred stock                                 (1,276)         -
                                                                  ---------       --------
      Net cash provided (used) by financing activities               82,543         (2,831)
                                                                  ---------       --------
      Net increase (decrease) in cash and cash equivalents           42,206        (28,867)

Cash and cash equivalents at beginning of period                    165,907        143,042
                                                                  ---------       --------

Cash and cash equivalents at end of period                        $ 208,113        114,175
                                                                  ---------       --------
                                                                  ---------       --------


  SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at September 30, 1997, and the results of consolidated operations and cash flows for each of the three and nine month periods ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1996 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the September 30, 1997 presentation. Effective October 7, 1997, First Interstate BancSystem of Montana, Inc. (the "Parent Company") changed its name to "First Interstate BancSystem, Inc." Also, effective October 7, 1997, the Parent Company effected a four-for-one stock split of the Parent Company's existing common stock. All periods presented have been restated to give effect to the stock split.

(2)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold for one-day-periods.

(3)  COMPUTATION OF EARNING PER SHARE

     Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of shares of common stock outstanding during the period presented including dilutive stock options outstanding.

(4)  CASH DIVIDENDS

     On October 16, 1997, the Company paid a cash dividend on third quarter earnings of $0.26 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1997 dividend represents 30% of the Company's net income for the quarter ended September 30, 1997.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5)  ALLOWANCE FOR LOAN LOSSES

     Transactions in the allowance for loan losses for the three month and nine month periods ended September 30, 1997 and 1996 are summarized below:

                                                             For the three months     For the nine months
                                                              ended September 30,      ended September 30,
                                                             --------------------     --------------------
                                                              1997      1996           1997      1996
                                                              ----      ----           ----      ----
     Balance at beginning of period                          $ 28,757   15,406          27,797    15,171
     Provision charged to operating expense                     1,007      700           3,288     1,852
     Less loans charged-off                                    (1,975)    (451)         (4,949)   (2,016)
     Add back recoveries of loans previously charged-off          667      261           2,320       909
                                                             --------  -------         -------    -------

     Balance at end of period                                $ 28,456   15,916          28,456    15,916
                                                             --------  -------         -------    -------
                                                             --------  -------         -------    -------

(6)  OTHER REAL ESTATE OWNED (OREO)

      Other real estate owned consists of the following:

                                                             September 30,  December 31,
                                                                 1997           1996
                                                             ------------   ------------
       Other real estate                                         $ 1,468          2,057
       Less allowance for OREO losses                                462            511
                                                             ------------   ------------

                                                                 $ 1,006          1,546
                                                             ------------   ------------
                                                             ------------   ------------

     A summary of transactions in the allowance for OREO losses follows:

                                                             For the three months     For the nine months
                                                              ended September 30,      ended September 30,
                                                             --------------------     --------------------
                                                              1997      1996           1997      1996
                                                              ----      ----           ----      ----

     Balance at beginning of period                          $    462    548             511        554
     Provision reversal during period                               -    (21)             (4)       (21)
     Loss on dispositions                                           -    (16)            (45)       (22)
                                                             --------  -------         -------    -------

     Balance at end of period                                $    462    511             462        511
                                                             --------  -------         -------    -------
                                                             --------  -------         -------    -------

                                                                   (Continued)

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                 (Dollars in Thousands, except per share data)

     Changes in the balance of other real estate owned for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                            Nine months ended September 30,
                                         ---------------------------------------
                                                   1997           1996
                                                   ----           ----

Balance at beginning of period                  $ 2,057          1,903
Add transfers  from loans                           817            569
Less writedowns charged to reserves                 (45)             -
Cash proceeds from sales                  1,840            796
Less gains on sales                         479            229
                                         ------          ------
     Net basis of OREO sold                      (1,361)          (567)
                                                 ------          ------
     Balance at end of period                   $ 1,468          1,905
                                                 ------          ------
                                                 ------          ------

(7)  ACQUISITIONS

     On February 5, 1997, First Interstate Bank of Montana, N.A. purchased the assets of Mountain Financial, a loan production office located in Eureka, Montana. The total cash purchase price of the assets acquired aggregated $1,726, of which $166 was for premises and equipment and the remaining $1,560 was for loans acquired.

     During June 1997, the Company finalized its allocation of purchase price related to the 1996 acquisitions of First Interstate Bank of Montana, N.A., First Interstate Bank of Wyoming, N.A. and Mountain Bank of Whitefish. Changes in preliminary estimates of the fair value of loans, other assets and other liabilities resulted in a $3.4 million decrease in goodwill.

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

     During 1985, the Company entered into a partnership agreement for the purpose of purchasing certain land and building with an aggregate cost of approximately $20,000. The Company is a tenant in the building and owns a 50% undivided interest in the property. Indebtedness of the partnership in the amount of $10,512 at September 30, 1997 is guaranteed by each of the partners.

                                                                   (Continued)

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                 (Dollars in Thousands, except per share data)

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

(9)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which revises the manner in which earnings per share is calculated. The statement is effective for financial statements issued for periods ending after December 15, 1997 and is not expected to have a significant impact on the Company's earnings per share.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)

     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and Subsidiaries ("the Company") during the three and nine month periods ended September 30, 1997, with comparisons to 1996 as applicable.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this review are "forward looking statements" that involve risk and uncertainties. The Company wishes to caution readers that the following factors, among others, may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions in those areas in which the Company operates, credit quality, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, and changes in governmental regulations.

ACQUISITION ACTIVITY

     On October 1, 1996, the Company acquired First Interstate Bank of Montana, N.A. and First Interstate Bank of Wyoming, N.A., which collectively included six branch banks (the "FIB Banks"). In December 1996, the Company acquired Mountain Bank of Whitefish ("FIB Whitefish"), which included two branch locations. Immediately prior to the acquisitions, the FIB Banks had assets of $553.2 million and deposits of $423.9 million, and FIB Whitefish had assets of $66.9 million and deposits of $54.4 million. In connection with the acquisitions, the Company increased its staffing at both the holding company and branch levels to provide administrative, data processing and other operational support to facilitate integregation and operation of such banks. The FIB Banks and FIB Whitefish are collectively referred to as the "Acquired Banks" throughout this discussion.

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

EARNING ASSETS

     Earning assets of $1.9 billion at September 30, 1997 increased $99.5 million, or 5.6%, from December 31, 1996 primarily due to growth in loan volume. The mix of earning assets changed little from December 31, 1996 with net loans comprising approximately 78%, held-to-maturity investment securities comprising approximately 14% and interest bearing deposits, available-for-sale investment securities and federal funds sold comprising the remaining 8%.

          LOANS. Total loans increased 6.3% to $1,467.2 million as of September 30, 1997 from $1,379.9 million as of December 31, 1996. All major categories of loans showed increases in volumes during this period due to continued strong economic conditions in the Company's markets, internal growth resulting from the Company's marketing activities, and certain seasonal increases, particularly in agricultural lending following traditional pay-downs during the fourth quarter. The growth in loans during the first nine months of 1997 was slightly lower than the growth rate during the first nine months of 1996 due primarily to a slowing in the growth of consumer and real estate loans.

     INVESTMENT SECURITIES. The Company's investment portfolio is managed to meet the Company's liquidity needs and is utilized for pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities, and other equity securities.

     Investment securities decreased 4.7% to $384.8 million as of September 30, 1997, as compared to $403.6 million as of December 31, 1996. Cash proceeds from maturities, sales and principal payments during the first nine months of 1997 were generally used to provide additional liquidity to fund increases in other earning assets.

     FEDERAL FUNDS SOLD. Federal funds sold increased approximately $33.1 million to $38.1 million as of September 30, 1997 from $4.9 million as of December 31, 1996. The Company's banking subsidiaries use federal funds sold to fund the cash requirements of correspondent banks. Average federal funds sold through September 30, 1997 of $26.1 million reflects a slight variance from 1996 average federal funds sold of $25.5 million.

     INCOME FROM EARNING ASSETS. Income from earning assets increased 53.2% to $122.6 million for the nine months ended September 30, 1997 from $80.1 million for the comparable period in 1996. The increase was due primarily to the significant increase in loans, the Company's highest yielding asset. Loan volume increases resulted principally from the Acquired Banks. Without taking into account the Acquired Banks, interest income for the nine months ended September 30, 1997 would have been approximately $80.9 million, an increase of $800 from the same period in the prior year. This increase generally reflects a higher volume of loans processed as a result of the Company's promotional and customer development activities. The yield on average interest earning assets for the first nine months of 1997 was 8.88% compared to 8.96% for the same period in the prior year.

     Income from earnings assets of $42.3 million for the quarter ended September 30, 1997 increased $15.1 million from $27.2 million for the same period in the prior year. Approximately 80% of this increase is related to the Acquired Banks.

FUNDING SOURCES

     The Company utilizes various traditional funding sources to support its earning asset portfolio including deposits, borrowings, federal funds purchased and repurchase agreements.

     DEPOSITS.   Total deposits increased 4.3% to $1,751.5 million as of
September 30, 1997 from $1,679.4 million as of December 31, 1996. Increases of $81.4 million in interest-bearing deposits for the first nine months of 1997 were partially offset by decreases of $9.3 million in non-interest bearing deposits during the same period. The Company historically has experienced similar seasonal cycles in overall deposit growth during the first nine months of the year.

     FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Federal funds purchased for one day periods and other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank increased $3.4 million to $29.9 million as of September 30, 1997 from $26.5 million as ofDecember 31, 1996. The increased borrowings were the result of funding requirements related to increases in loans and Federal funds sold during the first nine months of 1997.

     LONG TERM DEBT. During the first nine months of 1997, the Company reduced its long-term indebtedness by $10.6 million or 16.4%. Payments of approximately $10.0 million on the Company's revolving term debt were funded by earnings of the Parent Company's banking subsidiaries.

     EXPENSE OF INTEREST BEARING LIABILITIES. Interest expense increased 55.3% to $52.7 million for the nine months ended September 30, 1997 from $33.9 million for the comparable period in 1996. This increase was due primarily to the customer deposits and indebtedness incurred in connection with the Acquired Banks. Without the Acquired Banks, interest expense would have increased approximately $2.5 million due to higher levels of interest bearing liabilities associated with internal growth. The rate on average interest bearing liabilities of 4.48% in the first nine months of 1997 decreased 5 basis points from 4.53% for the same period in the prior year.

     The Company's interest expense for the three months ended September 30, 1997 was $18.3 million, a $6.9 million or 61.1% increase over the same period in 1996. Interest expense of the Acquired Banks and additional interest costs of funding their acquisitons accounted for nearly all of the increase.

     NET INTEREST INCOME. Net interest income is derived from interest, dividends and fees received from interest-earning assets, less interest expense incurred on interest bearing liabilities. Net interest margin increased 51.5% to $70.0 million for the nine months ended September 30, 1997 from $46.2 million for the same period in the prior year. This increase resulted primarily from the incremental net interest income provided by the Acquired Banks. Without giving effect to the Acquired Banks, management estimates net interest income for the nine months ended September 30, 1997 would have been approximately $46.6 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio given past, present and expected conditions. Fluctuations in the provision for loan losses result from management's assessment of the adequacey of the allowance for loan losses. Actual loan losses may vary from current estimates.

     The provision for loan losses increased 77.5% to $3.3 million for the nine months ended September 30, 1997 from $1.9 million for the same period in the prior year. Approximately $1.3 million of the increase is attributable to the Acquired Banks. The remaining increase resulted from higher loan volumes and an increase in classified assets.

     The provision for loan losses increased $307 for the quarter ended September 30, 1997 from the same period in the prior year. This increase relates principally to the Acquired Banks.

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

     Alternate sources of liquidity are provided by Federal funds lines carried with upstream and downstream correspondent banks. Additional liquidity could also be generated through borrowings from the Federal Reserve Bank of Minneapolis and the Federal Home Loan Bank of Seattle. Additionally, the Company had $8.8 million available on its revolving term loan at September 30, 1997.

OTHER OPERATING INCOME AND EXPENSE
OTHER OPERATING INCOME

     Principal sources of other operating income include service charges on deposit accounts, data processing fees, income from fiduciary activities, comprised principally of fees earned on trust assets, and other service charges, commissions and fees. Other operating income increased 25.0% to $20.1 million for the nine months ended September 30, 1997 from $16.1 million for the nine months ended September 30, 1996. Exclusive of income attributable to the Acquired Banks, other operating income for the three and nine months ended September 30, 1997 was comparable to the same period in the prior year.

     All categories of other operating income increased quarter-to-date and year-to-date except data processing income. Increases in data processing income for the nine months ended September 30, 1997 compared to the same period in 1996 were more than offset by non-recurring accounting adjustments made in January 1996.

OTHER OPERATING EXPENSES

     Other operating expenses increased 52.5% to $18.4 million for the quarter ended September 30, 1997 from $12.1 for the same period in 1996. Year-to-date other operating expenses increased 54.2% to $54.4 million for the nine months ended September 30, 1997 from $35.3 million for the same period in the prior year. These increases resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $19.3 million for the first nine months of 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operating services to the Acquired Banks which had operated as dependent branch offices prior to their acquisition by the Company. Increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of the Acquired Banks into the Company's operations. In addition, goodwill including core deposit intangible, associated with the acquistion of the banks resulted in increased amortization expense of approximately $1.5 million for the nine months ended September 30, 1997.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense of $27.6 million for the nine months ended September 30, 1997 increased 45.8% over the same period in 1996. Salaries and benefits expenses for the three month period ended September 30, 1997 increased 50.2% from the third quarter of the prior year. These increases are primarily due to the direct and indirect expenses attributable to the Acquired Banks, as discussed above. The indirect expenses were related particularly to the Company's data processing division and bank operation centers. The remainder of the increase in salaries and benefits expense was principally inflationary in nature.

     FURNITURE, EQUIPMENT AND OCCUPANCY EXPENSE. Exclusive of increases directly related to the acquired banks, occupancy, furniture and equipment expenses increased approximately $295 or 11.6% during the three month period ended September 30, 1997 and $945 or 12.9% for the nine month period ended September 30, 1997. Increases are primarily the result of higher depreciation, maintenance and other costs related the expansion of the ATM network, additions of data processing equipment and various other computer hardware and software, including upgrades, used in the Company's operations.

     OTHER REAL ESTATE OWNED. Other real estate owned ("OREO") losses, including provision for losses on OREO, are included net of any gains on sales of OREO. Variations in net OREO expense during the periods resulted principally from fluctuations in such gains. OREO expense is directly related to prevailing economic conditions, and such expense could increase significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

     FEDERAL DEPOSIT INSURANCE. Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums increased to $155 for the nine months ended September 30, 1997 from $4 for the same prior-year period. This increase resulted from an increase in FDIC premium assessments which became effective January 1, 1997.

     OTHER EXPENSES. Other expenses increased $2.5 million for the three months ended September 30, 1997 compared to the same period in the prior year. Approximately $1.9 million of the increase related directly to the acquired banks. The remaining increase resulted primarily from a non-recurring accrual for post-employment benefits related to the resignation of a key officer.

     Other expenses increased $7.7 million for the nine months ended September 30, 1997 compared to the same period in the prior year. Company management estimates approximately $6.3 million of the year-to-date increase related directly to the Acquired Banks. The remaining increase is principally due to the non-recurring accrual discussed above, budgeted increases in advertising costs, increases in postage, supply and telephone expenses resulting from growth in the Company's deposit base, and increases in legal and professional fees due principally to revision of the Company's job evaluation system and corporate financial planning activities.

     Other quarter-to-date and year-to-date variances in other expense from the same periods in the previous year are not considered individually significant.

CAPITAL MANAGEMENT

     On November 7, 1997, the Company issued $40.0 million of 8.625% Trust Preferred Securities, through FIB Capital, a business trust subsidiary organized in October 1997. A portion of the proceeds were used to redeem the $20.0 million non-voting, noncumulative preferred stock. The remainder of the proceeds of the offering will be used to reduce revolving term debt. In conjunction with the redemption of the Company's preferred stock, a $500 prepayment penalty was incurred.

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

ITEM 2         CHANGES IN SECURITIES
                    None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES
                    None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None

ITEM 5         OTHER INFORMATION
                    Not applicable or not required

ITEM 6              EXHIBITS AND REPORTS OF FORM 8-K

                       (a)  Exhibits.
                               27  Financial Data Schedule.

                       (b)   No reports of Form 8-K were filed for the quarter
                               ended September 30, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                            FIRST INTERSTATE BANCSYSTEM, INC.


Date   November 14, 1997            /s/ Thomas W. Scott
       ----------------------       -------------------------
                                    Thomas W. Scott
                                    President and Chief Executive Officer




Date   November 14, 1997            /s/ Terrill R. Moore
       ----------------------       -------------------------
          Terrill R. Moore
                                    Senior Vice President
                                    and Chief Financial Officer