Form 10-K
period 1997-12-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1998-03-30
CIK 860413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER:  33-64304



                       FIRST INTERSTATE BANCSYSTEM, INC.
             (Exact name of registrant as specified in its charter)


            MONTANA                                   81-0331430
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

       401 NORTH 31ST STREET
         BILLINGS, MONTANA                              59116
(Address of principal executive offices)              (Zip Code)

                             (406) 255-5390
           (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates of the registrant as of February 28, 1998 was $21,864,742.

The number of shares outstanding of the registrant's common stock as of February 28, 1998 was 8,023,826.

                                    PART I

                              ITEM 1.  BUSINESS

THE COMPANY

     First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company") is a bank holding company. FIBS was incorporated in 1971 and is headquartered in Billings, Montana. In October 1997, FIBS changed its name from "First Interstate BancSystem of Montana, Inc." to "First Interstate BancSystem, Inc."

     FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 32 banking offices in 23 Montana and Wyoming communities and FIB Capital Trust ("FIB Capital"), a wholly-owned non-bank subsidiary. At December 31, 1997, the Company had assets of $2.2 billion, deposits of $1.8 billion and total stockholders' equity of $146 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

     The Company, through the Banks, delivers a comprehensive range of consumer and commercial banking services to individual and business customers. These services include personal and business checking and savings accounts, time deposits, individual retirement accounts, cash management, trust services and commercial, consumer, real estate, agricultural and other loans. Additionally, the Company operates a substantial data processing division that performs data processing services for the Banks and 34 non-affiliated financial institutions in Montana, Wyoming and Idaho. The data processing division also supports over 630 ATM locations in 13 states, principally Montana, Wyoming, Idaho, Colorado and North Dakota.

     The Company is the licensee under a trademark license agreement between Wells Fargo & Company and the Company granting it an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana and Wyoming with additional rights in selected other states.

     In October 1997, the Company effected a four-for-one stock split of its existing common stock. Unless otherwise indicated, information regarding common stock of the Company contained herein has been retroactively restated to give effect to the stock split.

COMMUNITY BANKING PHILOSOPHY

     The Company's banking offices are located in communities with populations generally ranging from approximately 5,000 to 70,000 people, but serve market areas with greater populations because of the limited number of financial institutions within a reasonable distance from the communities in which such offices are located. The Company believes that these communities provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

     The banking industry is presently undergoing change with respect to regulatory matters, consolidation, changing consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its "Strategic Vision." Through the Strategic Vision, the Company emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach, while serving and strengthening the communities in which the Banks are located through community service activities.

     The Company grants significant autonomy and flexibility to the banking offices in delivering and pricing products at the local level in response to market considerations and customer needs. This flexibility and autonomy enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch level. The Company believes that this combination of autonomy and accountability allows the banking offices to provide a high level of personalized service to customers while remaining attentive to financial performance.

GROWTH STRATEGY

     The Company's growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has in place an infrastructure that will allow for growth and yield economies of scale on a going forward basis. The Company has received regulatory approval to open three new banking offices in Montana and Wyoming and will continue to expand its presence in the Montana and Wyoming markets.

INTERNAL GROWTH

     The Company's internal growth strategy is to attract and retain customers by providing personalized "high touch" service, increasing its offering of products and services and cross-selling existing products and services. The Company believes its ability to offer a complete package of consumer and commercial banking products and services enhances the Company's image as a "one-stop" banking organization. The Company creates awareness of its products and services through various marketing and promotional efforts, including involvement in community activities.

EXTERNAL GROWTH

     The Company has grown in recent years by selectively acquiring banks in additional markets in Montana and Wyoming. Since September 1996, the Company has acquired eight banking offices. The Company considers acquisitions which will enhance its existing position within a market, expand its presence into complementary markets, or add capabilities or personnel that will enhance the Company as a whole. The Company has a selective acquisition strategy in that it principally considers those institutions with strong financial and managerial resources already in place.

THE BANKS

     First Interstate Bank in Montana ("FIB Montana"), a Montana chartered bank organized in 1916, has 21 banking offices in 15 Montana communities, including Billings, Bozeman, Colstrip, Cut Bank, Eureka, Evergreen, Gardiner, Great Falls, Hamilton, Hardin, Kalispell, Livingston, Miles City, Missoula and Whitefish. These communities are home to a variety of industries, including agriculture, mining, energy, timber processing, tourism, government services, education and medical services, with a significant number of small to medium sized businesses. As of December 31, 1997, FIB Montana held assets and deposits totaling $1.5 billion and $1.2 billion, respectively. FIB Montana is the largest independent bank headquartered in Montana. The Bank's main office is located in Billings, Montana. During June 1997, the Company merged together three of its Montana bank subsidiaries, First Interstate Bank of Commerce, First Interstate Bank of Montana, N.A. and Mountain Bank of Whitefish, and changed the resultant bank name to "First Interstate Bank" in Montana. In December 1997, First Interstate Bank, fsb, the Company's savings bank subsidiary, was merged into FIB Montana and the Company's thrift charter was terminated.

     First Interstate Bank in Wyoming ("FIB Wyoming"), a Wyoming chartered bank organized in 1893, has 11 banking offices in eight Wyoming communities, including Buffalo, Casper, Gillette, Greybull, Lander, Laramie, Riverton and Sheridan. These communities are home to a variety of industries, including energy, agriculture, mining, tourism, government services, education and medical services with a significant number of small to medium sized businesses. As of December 31, 1997, FIB Wyoming held assets and deposits totaling $750 million and $642 million, respectively. The Bank's main office is located in Sheridan, Wyoming. During 1997, the Company merged together its two Wyoming bank subsidiaries, First Interstate Bank of Commerce in Wyoming and First Interstate Bank of Wyoming, N.A., and changed the resultant bank name to "First Interstate Bank" in Wyoming.

ADMINISTRATION OF THE BANKS

     Each of the Banks and their respective banking offices operate with a significant level of autonomy and are responsible for day-to-day operations, the pricing of loans and deposits, lending decisions and community relations.
 FIBS also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch level. FIBS provides general oversight and centralized services for the Banks to enable them to serve their markets more effectively. These services include data processing, credit administration, auditing, asset/liability management, investment analysis, human resources management, marketing and planning coordination. FIBS continues to emphasize corporate administration of functions which assist the Banks and their branches in more effectively focusing on their respective markets and customers. Key among those functions are the following:

DATA PROCESSING

     FIBS provides most of its and the Banks' data processing requirements. These services, including general ledger, investment securities management and loan and deposit processing, are performed through the use of computer hardware which the Company owns and maintains and software which it licenses. The Company's data processing division also operates an extensive ATM network for the benefit of the Banks' customers.

CREDIT ADMINISTRATION

     FIBS has established comprehensive credit policies which guide the Banks' lending activities. These policies establish system-wide standards and assist Bank management in the lending process. On the local level, the Banks are granted significant autonomy and flexibility with respect to credit pricing issues and lending decisions.

FINANCIAL AND ACCOUNTING

     FIBS provides all accounting services for the Banks, including general ledger administration, internal and external reporting, asset/liability management and investment portfolio analysis. In addition, the Company has established policies regarding capital expenditures, asset/liability management and capital management.

SUPPORT SERVICES

     FIBS provides the Banks with legal and compliance services, internal auditing services, marketing services, planning coordination, human resources and employee benefits administration, and various other services. The Company believes the centralization of these services yields economies of scale, increases the efficiency of the Banks and allows management of the banking offices to focus on serving their market areas and customers.

LENDING ACTIVITIES

     The Banks offer short and long-term commercial, consumer, real estate, agricultural and other loans to individuals and small to medium sized businesses in each of their market areas. The lending activities of the Banks and their branches are guided by the Company's comprehensive lending and credit guidelines. The Company believes that it is important to keep the credit decision at the local branch level in order to enhance the speed and efficiency with which the customer is served. While each loan must meet minimum underwriting standards established in the Company's lending policy, lending officers are granted certain levels of autonomy in approving and pricing loans. The Company-established credit policies are intended to maximize the quality and mix of loans, while also assuring that the Banks and their branches are responsive to competitive issues and community needs in each market area. The credit policies establish specific lending authorities to Bank officers, reflecting their individual experience and level of authority, type of loan and collateral, and thresholds at which loan requests must also be approved at a Bank committee level and/or by FIBS.

     FIBS oversees the lending activities of the Banks and is responsible for monitoring general lending activities. Areas of oversight include the types of loans, the mix of variable and fixed rate loans, delinquencies, non-performing assets, classified loans and other credit information to evaluate the risk within each Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations.

     The Company's loan portfolio is diversified across commercial, consumer, real estate, agricultural and other loans, with a mix of fixed and variable rate loans. Individual branches are granted autonomy with respect to product pricing, which is significantly influenced by the markets in which the particular banking offices are located.

     Unlike residential mortgage loans and consumer installment loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income or which are secured by real property whose value tends to be more easily ascertainable, commercial business loans involve different risks and are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company attempts to limit these risks by employing underwriting and documentation standards contained in written loan policies and procedures. These policies and procedures are reviewed on an ongoing basis by management and adherence to stated policies are monitored by credit administration.

COMMERCIAL LOANS

     The Banks provide a mix of variable and fixed rate commercial loans. The loans are typically made to small to medium sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. As of December 31, 1997, 35.8% of the Company's loan portfolio was composed of commercial loans. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with the business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment, real estate and/or personal guarantees.

CONSUMER LOANS

     The Banks' consumer loans include personal automobile loans, home improvement loans and equity lines of credit. The consumer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. The equity lines of credit are generally floating rate, reviewed annually and secured by residential real estate. Over two-thirds of the Company's consumer loans are indirect dealer paper which is created when the Company advances money to dealers of consumer products who in turn lend such money to consumers purchasing automobiles, boats and other consumer goods. As of December 31, 1997, 34.4% of the Company's loan portfolio was composed of consumer and personal loans.

REAL ESTATE LOANS

     The Banks provide interim and permanent financing for both single-family and multi-unit properties and medium term loans for commercial and industrial buildings. The Banks originate variable and fixed rate real estate mortgages, generally in accordance with the guidelines of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans are typically secured by first liens on the financed property. As of December 31, 1997, 18.3% of the Company's loan portfolio was composed of real estate loans, many of which are fixed rate loans, with maturities generally less than 15 years.

AGRICULTURAL LOANS

     Agricultural loans generally consist of short and medium-term loans and lines of credit and are made to the large base of farm and ranch operations in the Company's market areas. The Banks make agricultural loans in many of the communities they serve, which are generally used for crops, livestock, buildings and equipment, and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. As of December 31, 1997, 11.1% of the Company's loan portfolio was composed of agricultural loans.
Agricultural loans generally have maturities of five years or less, with operating lines lasting for one production season.

FUNDING SOURCES

     Each of the Banks offers usual and customary depository products provided by commercial and retail banks, including personal and business checking accounts, savings accounts and time deposits (including IRAs). Deposits at the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. While the Company develops and offers a wide array of deposit products, local branch management is given relative autonomy in pricing the depository products offered to customers, in an attempt to best compete in each Bank's particular market. As of December 31, 1997, approximately 38.0%, 23.9% and 38.1% of the Company's deposits consisted of demand, savings and time deposits, respectively.

     The Company also has a significant number of repurchase agreements primarily with commercial depositors. Under the repurchase agreements, the Company sells, but does not transfer on its books or otherwise, investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand.

OTHER OPERATIONS

     In addition to the services mentioned above, the Company offer safe deposit boxes, night depository services and wire transfers, among other things. The Company also operates a substantial data processing division that performs data processing services for the Banks and 34 non-affiliated financial institutions in Montana, Wyoming and Idaho. The data processing division also provides support for over 630 ATM locations in 12 states, principally in Montana, Wyoming, Idaho, Colorado and North Dakota.

     The Company, through the Banks, offers a full range of fee-based trust services to its individual, non-profit and corporate clients, including corporate pension plans, individual retirements plans and 401(k) plans.

COMPETITION

     The banking and financial services business in both Montana and Wyoming is highly competitive. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. The Company competes in its markets on the basis of its Strategic Vision philosophy, timely and responsive customer service and general market presence. Several of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Banking and Branching Act has increased competition in the Banks' markets, particularly from larger, multi-state banks. See "Regulation and Supervision." The Company competes with several large, multi-state banks as well as numerous smaller community banks. Principal competitors include Norwest Corporation, U.S. Bancorp and Community First Bankshares, Inc. With respect to core deposits, the Company believes it ranks second in market share to all other competitors in each of Montana and Wyoming. See "Risk Factors-Competition."

EMPLOYEES

     The Company employed approximately 971 full-time and 226 part-time employees as of December 31, 1997. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

REGULATION AND SUPERVISION

     Bank holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of FIBS and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

FIRST INTERSTATE BANCSYSTEM, INC.

     As a bank holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to supervision and regulation by the Federal Reserve.

The Federal Reserve may require that FIBS terminate an activity or terminate control of or liquidate or divest certain Banks if the Federal Reserve believes such activity or control constitutes a significant risk to the financial safety, soundness or stability of any of the Banks or is in violation of the BHCA. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, FIBS must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities. Further, FIBS is required by the Federal Reserve to maintain certain levels of capital. See "Capital Standards" herein.

     FIBS is required to obtain the prior approval of the Federal Reserve for the acquisition of 5% or more of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of FIBS and another bank holding company.

     FIBS is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of 5% or more of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, FIBS, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve may consider, among other things, whether the performance of such activities by FIBS or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and Well-Capitalized (as defined herein) and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company is considered "Well-Capitalized" under the 1996 Budget Act and Regulation Y, the Federal Reserve adopted, as a rule, risk-based capital ratios (on a consolidated basis) that are the same as the levels set for determining that a state member bank is Well Capitalized under the provisions established under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

     Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

THE BANKS

     FIB Montana is subject to the supervision of and regular examination by the Federal Reserve and the State of Montana. FIB Wyoming is subject to the supervision of and regular examination by the FDIC and the State of Wyoming. If any of the foregoing regulatory agencies determine that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank's deposit insurance, which would result in a revocation of the Bank's charter. None of the Banks has been the subject of any such actions by their respective regulatory agencies.

     The FDIC insures the deposits of the Banks in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See "Premiums for Deposit Insurance" herein.

     Various requirements and restrictions under the laws of the states of Montana and Wyoming and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including levels of capital, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking offices and capital requirements.

RESTRICTIONS ON TRANSFERS OF FUNDS TO FIBS AND THE BANKS

     FIBS is a legal entity separate and distinct from the Banks. Statutory and regulatory limitations exist with respect to the amount of dividends which may be paid to FIBS by the Banks. Under Montana banking law, FIB Montana may not declare dividends in any one calendar year in excess of its net earnings of the preceding two years without giving notice to the Montana Commissioner of Banking and Financial Institutions. As a Federal Reserve member bank, FIB Montana may not, without the consent of the Federal Reserve, declare dividends in a calendar year which, when aggregated with prior dividends in that calendar year, exceed the calendar year net profits of FIB Montana together with retained earnings for the prior two calendar years. Under Wyoming banking law, FIB Wyoming may not, without the approval of the Wyoming Banking Commissioner, declare dividends in any one calendar year in excess of its net profits in the current year combined with retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, there are restrictions under the Company's debt instruments which may limit the amount of the Banks' dividends in certain circumstances.

     The bank regulatory agencies also have authority to prohibit the Banks from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting their business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or FIBS may pay. See "Prompt Corrective Action and Other Enforcement Mechanisms" and "Capital Standards" herein for a discussion of these additional restrictions on capital distributions.

     A large portion of FIBS's revenues, including funds available for the payment of interest on the indebtedness of the Company, dividends and operating expenses are, and will continue to be, dividends paid by the Banks.

     The Banks are also subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, FIBS or any affiliate of FIBS, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of FIBS or the Banks. Such restrictions prevent FIBS and the Banks from borrowing from the Banks unless the loans are secured by marketable obligations or other acceptable collateral of designated amounts. Further, such secured loans and investments by the Banks to or in FIBS are limited to 10% of the respective Bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the respective Bank's capital stock and surplus (as defined by federal regulations). Additional restrictions on transactions may be imposed on the Banks by state or federal regulations including under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

COMMON LIABILITY

     Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. These provisions can have the effect of making one Bank responsible for FDIC-insured losses at another Bank.

EFFECT OF GOVERNMENT POLICIES AND LEGISLATION

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and borrowings and the interest rate received by the Banks on loans extended to their customers and on investment securities comprises a major portion of the Banks' earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and potential growth of the Banks are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to the Federal Reserve's reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on FIBS or the Banks are impossible to predict.

CAPITAL STANDARDS

     The Federal Reserve and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for transactions reported on the balance sheet as both assets and transactions, such as letters of credit and recourse arrangements. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital (both as defined herein)) and Tier 1 capital. The Company's "Tier 1 capital" consists of: (i) common stockholders' equity and retained earnings; (ii) noncumulative perpetual preferred stock, if any; (iii) mandatorily redeemable preferred securities of subsidiary trust, if any; and (iv) minority interests in certain subsidiaries, less goodwill. The Company's "Tier 2 capital" consists of: (i) a limited amount of allowance for loan losses ("ALL"); and (ii) term subordinated debt. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

     Federally supervised banks are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995 and which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of
(i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the "leverage ratio." For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be at least 5%. See "Prompt Corrective Action and Other Enforcement Mechanisms." In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. FIBS and the Banks are all rated as Well Capitalized (as defined below).

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends. For information concerning the capital ratios of FIBS, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources."

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal law requires each federal banking agency to take prompt corrective action to resolve problems of insured depository institutions, including, without limitation, those institutions which fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios. The five categories are "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized" and "Critically Undercapitalized." An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

WELL CAPITALIZED                                   ADEQUATELY CAPITALIZED
  Total risk-based capital of at least 10%,          Total risk-based capital of at least 8%,
  Tier 1 risk-based capital of 6%; and               Tier 1 risk-based capital of 4%; and
  Leverage ratio of 5%                               Leverage ratio of 4%

UNDERCAPITALIZED                                   SIGNIFICANTLY UNDERCAPITALIZED
  Total risk-based capital less than 8%,             Total risk-based capital less than 6%,
  Tier 1 risk-based capital less than 4%; or         Tier 1 risk-based capital less than 3%; or
  Leverage ratio less than 4%                        Leverage ratio less than 3%

CRITICALLY UNDERCAPITALIZED
  Tangible equity to total assets less than 2%

     An institution classified as Well Capitalized, Adequately Capitalized or Undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a Significantly Undercapitalized institution as Critically Undercapitalized unless its capital ratio actually warrants such treatment.

     Insured depository institutions are prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be Undercapitalized. If an insured depository institution is Undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any Undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after receiving or being deemed to have received notice, that the institution is Undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become Adequately Capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the applicable restrictions or requirements then in effect of the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"); and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk and other types of risk) to which the institution is exposed. In addition, each company controlling an Undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been Adequately Capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time the institution became Undercapitalized or (ii) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on Significantly Undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is Significantly Undercapitalized, or is Undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities;
(vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions;
(viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a Significantly Undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became Undercapitalized.

     Further restrictions and sanctions are required to be imposed on insured depository institutions that are Critically Undercapitalized. For example, a Critically Undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming Critically Undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes Critically Undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's stockholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Potential Enforcement Actions" herein.

SAFETY AND SOUNDNESS STANDARDS

     Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the FDICIA. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     In December 1993, the federal banking agencies issued an interagency policy statement on the ALL which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss;
(b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALL.

PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law, which establishes an assessment rate schedule ranging from nothing to 27 cents per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as Well Capitalized, Adequately Capitalized or Undercapitalized using the same standards used by the FDIC for its prompt corrective action regulations. For purposes of assessing FDIC premiums, an Undercapitalized institution will generally be one that does not meet either a Well Capitalized or an Adequately Capitalized standard. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses ("Group A"), demonstrates weaknesses that could result in significant deterioration ("Group B") and poses a substantial probability of loss ("Group C").

     The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization:

                 Assessment Rates Effective January 1, 1998*

                                    Group A   Group B   Group C
            ---------------------------------------------------
            Well Capitalized            0         3        17
            Adequately Capitalized      3        10        24
            Undercapitalized           10        24        27

* Assessment figures are expressed in terms of cents per $100 of deposits.

     The 1996 Budget Act required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980s. Effective January 1, 1998, for FICO payments, BIF-insured institutions, like the Banks, pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of FICO interest payments takes effect on January 1, 2000.

INTERSTATE BANKING AND BRANCHING

     Under the Banking and Branching Act, a bank holding company may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation of the acquisition, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law, except that a state may not impose more than a five-year age requirement.

     The Banking and Branching Act also permits, beginning as of June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997 and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph also apply to such mergers. The Banking and Branching Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     On March 20, 1997, the State of Montana enacted legislation which authorizes de novo branching within the state by banks chartered under the laws of the State of Montana. In the same legislation, Montana elected to "opt out" of full interstate branching available under the Banking and Branching Act, thereby precluding interstate branching in Montana until October 1, 2001. Nevertheless, after the foregoing prohibition expires, competition in the Company's market areas could increase significantly.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

     In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during 1997, FIB Montana and FIB Wyoming were both rated "satisfactory."

POTENTIAL ENFORCEMENT ACTIONS

     Commercial banking organizations, such as the Banks and their institution-affiliated parties, which includes FIBS, may be subject to potential enforcement actions by the Federal Reserve and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Banks), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA. Additionally, a bank holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against such bank holding company. Neither FIBS nor the Banks has been subject to any such enforcement actions.

NON-BANK SUBSIDIARY

     During the fourth quarter 1997, the Company formed FIB Capital, a statutory business trust incorporated under Delaware law, with an initial capitalization of $1.2 million. FIB Capital was formed for the exclusive purpose of issuing $40 million of mandatorily redeemable trust preferred securities ("trust preferred securities") and using the proceeds to purchase junior subordinated debentures ("subordinated debentures") issued by FIBS. The Company used proceeds from the issuance of the subordinated debentures to redeem the noncumulative perpetual preferred stock and to reduce revolving term debt. See also "Notes to Consolidated Financial Statements - Mandatorily Redeemable Preferred Securities of Subsidiary Trust" of the financial statements included in Part IV, Item 14.

RISK FACTORS

ABILITY OF THE COMPANY TO EXECUTE ITS BUSINESS STRATEGY

     The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its possible future growth. Although the Company believes that it has substantially integrated the recently acquired banks into the Company's operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, any future acquisitions or other possible future growth may present operating and other problems that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial performance will also depend on the Company's ability to maintain profitable operations through implementation of its strategic vision. Moreover, the Company's future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

INTEREST RATE RISK

     Banking companies' earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition and results of operations.

ECONOMIC CONDITIONS; LIMITED GEOGRAPHIC DIVERSIFICATION

     The Company's operations are located in Montana and Wyoming. As a result of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in these areas. The Company believes the primary industries in Montana and Wyoming include agriculture, energy, mining, timber processing, tourism, government services, education and medical services. A deterioration in economic conditions in the Company's market areas could adversely impact the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND MONETARY POLICY

     The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. This regulation is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company's securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition and results of operations. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Regulation and Supervision."

COMPETITION

     The banking and financial services business in both Montana and Wyoming is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial services providers. Several of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Riegal-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Banking and Branching Act") has increased competition in the Banks' markets, particularly from larger, multi-state banks. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition" and "Regulation and Supervision."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Homer A. Scott, Jr., Chairman of the Board, Thomas W. Scott, President and Chief Executive Officer or Terrill R. Moore, Senior Vice President, Chief Financial Officer and Secretary, could have a material adverse effect on the Company's business, financial condition and results of operations. See Part III, Item 10, "Directors and Executive Officers of Registrant."

CONTROL BY AFFILIATES

     The directors and executive officers of the Company beneficially own approximately 67.3% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 82.3% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company's business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

ASSET QUALITY

     A significant source of risk for the Company arises from the possibility that losses will be sustained by the Banks because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALL, that management believes are appropriate to mitigate this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Lending Activities."

LACK OF TRADING MARKET; MARKET PRICES

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 92.8% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 7.2% held by 13 shareholders without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS less dividends paid. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. No trades of unrestricted stock within the past three years are known to FIBS. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock in order to reduce the amount of its stock not subject to transfer restrictions.

     The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates indicated above.

     FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1995-1997) FIBS has redeemed a total of 94,752 shares of common stock, all of which was restricted by the shareholder agreements. FIBS has redeemed the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for redemption of stock, but no assurances can be provided that FIBS will not change or end its practice of redeeming stock. Furthermore, FIBS redemptions of stock are subject to corporate law and regulatory restrictions which could prevent stock redemptions.

     There is a limited public market for the trust preferred securities.
Future trading prices of the trust preferred securities depend on many factors including, among other things, prevailing interest rates, the operating results and financial condition of the Company and the market for similar securities.
As a result of the existence of FIBS's right to defer interest payments on or, subject to prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve, shorten the stated maturity of the subordinated debentures, the market price of the trust preferred securities may be more volatile than the market prices of subordinated debentures that are not subject to such optional deferrals or reduction in maturity. There can be no assurance as to the market prices for the trust preferred securities or the subordinated debentures that may be distributed in exchange for the trust preferred securities if the Company exercises its right to dissolve FIB Capital.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company's business; and other factors referenced in this document, including, without limitation, under the captions "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Given these uncertainties, shareholders, trust security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                ITEM 2.  PROPERTIES

     The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. The Company and FIB Montana lease space for operations in the building. The Company also leases buildings in which five branches are located. All other branches are located in Company-owned facilities. The Company believes its leased and owned facilities are adequate for its present needs and anticipated future growth.

     See also "Notes to Consolidated Financial Statements - Premises and Equipment" and "Notes to Consolidated Financial Statements - Commitments and Contingencies" included in Part IV, Item 14.

                             ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company is named or threatened to be named a as defendant in various lawsuits. In the opinion of management, following consultation with legal counsel, the pending lawsuits are without merit or, in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on the Company's business, financial condition or results of operations.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                      PART 11

                  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF FIBS CAPITAL STOCK

     The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 8,030,799 shares were outstanding as of December 31, 1997, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 1997.

COMMON STOCK

     Each share of the common stock is entitled to one vote in the election of directors and in all other matters submitted to a vote of stockholders. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election if they choose to do so, subject to the rights of the holders of the preferred stock. Voting for directors is noncumulative.

     Subject to the preferential rights of any preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the Board of Directors out of assets legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of any preferred stock that may at the time be outstanding. Holders of common stock have no conversion rights or pre-emptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 92.8% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 7.2% held by 13 shareholders without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based on the most recent quarterly appraisal available to FIBS less dividends paid. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder.

     Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

                                      Appraised
     Valuation As Of(1)           Minority Value(2)
     ------------------           -----------------
     December 31, 1995                  $18.75
     March 31, 1996                      19.38
     June 30, 1996                       19.88
     September 30, 1996                  20.25
     December 31, 1996                   21.50
     March 31, 1997                      21.50
     June 30, 1997                       23.75
     September 30, 1997                  25.00
     December 31, 1997                   29.00

     (1) Sales of stock between dates at which updated valuations are received are adjusted for cash dividends paid.
     (2)  Prior to dividends.

     As of December 31, 1997, options for 123,204 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $4.56 to $20.05. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 1997 would be $1,568.9, or a weighted average exercise price of $12.73 per share.

     The book value per share of FIBS common stock as of December 31, 1997 was $18.14. The appraised minority value as of December 31, 1997 was $29.00. The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates indicated above.

     Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to one of two shareholders' agreements. Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder's agreement ("Scott Agreement"). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS's approval, to the Company's officers, directors, advisory directors, or to the Savings Plan.

     Shareholders of the Company who are not Scott family members, with the exception of 13 shareholders who own an aggregate of 580,284 shares of unrestricted stock, are subject to a shareholder's agreement ("Shareholder's Agreement"). The Shareholder's Agreement grants FIBS the option to purchase the stock in any of the following events: 1) the shareholder's intention to sell the stock, 2) the shareholder's death, 3) transfer of the stock by operation of law,
4) termination of the shareholder's status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder's Agreement may not be sold or transferred by the shareholder without triggering FIBS's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement allows FIBS to repurchase any of the FIBS stock acquired by the shareholder after January 1, 1994 if FIBS determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder, and (c) the level of responsibility of the shareholder.

     Purchases of FIBS common stock made through FIBS's Savings Plan are not restricted by the Shareholder's Agreement, due to requirements of ERISA and the Internal Revenue Code. However, since the Savings Plan does not allow distributions "in kind," any distributions from an employee's account in the Savings Plan will allow, and may require, the Savings Plan trustee to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is possible that FIBS will repurchase FIBS stock sold out of the Savings Plan.
Any such repurchases would be upon terms set by the Savings Plan trustee and accepted by FIBS.

     There are 400 record shareholders of FIBS as of December 31, 1997, including the Company's Savings Plan as trustee for shares held on behalf of 586 individual participants in the plan. 221 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan is administered by the Trust Department of FIB Montana, which votes the shares based on the instructions of each participant. In the event the participant does not provide the Trustee with instructions, the Trustee will vote those shares in accordance with voting instructions received from a majority of the participants in the Plan.

DIVIDENDS

     It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter and the amount has historically been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Effective with the dividend for the fourth quarter of 1995 paid in January 1996, the dividend has been 30% of quarterly net income. The Board of Directors of FIBS has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

     Historical quarterly dividends for 1996 and 1997 are as follows:

          Month
                             Declared        Amount      Total Cash
         Quarter             and Paid      Per Share      Dividend
     ----------------      ------------    ---------    -----------
     1st quarter 1996      April 1996       $ .21       $ 1,572,131
     2nd quarter 1996      July 1996          .19         1,505,941
     3rd quarter 1996      October 1996       .20         1,564,878
     4th quarter 1996      January 1997       .22         1,721,584
     1st quarter 1997      April 1997         .25         1,934,003
     2nd quarter 1997      July 1997          .25         1,991,274
     3rd quarter 1997      October 1997       .26         2,089,967
     4th quarter 1997      January 1998       .22         1,765,154

     Lower quarterly net income during the fourth quarter 1997 resulted in a decrease in dividends paid for that period. Fourth quarter charges against net income consisted primarily of a non-recurring charge related to the establishment of reserves toward prepayments of indirect dealer loans and additional severance accruals.

DIVIDEND RESTRICTIONS

     The holders of common stock will be entitled to dividends when, as and if declared by FIBS's Board of Directors out of funds legally available therefor. Under the Company's revolving term loan, the Company is prohibited from declaring or paying any dividends to common stockholders in excess of 33% of net income for the immediately preceding year. The Company has also agreed that the Banks will maintain ratios of tangible primary capital to tangible primary assets not less than the ratios required by regulators or applicable law or regulation, and that the Banks will at all times maintain capital at adequately capitalized levels. The loan restrictions limit the funds available for the payment of dividends from the Banks to FIBS and from FIBS to its stockholders.

     Under Montana banking law, FIB Montana may not declare dividends in excess of its net undivided earnings (as defined) less any required transfers to surplus and may not declare a dividend larger than the previous two years' net earnings unless prior notice is given to the Montana Commissioner of Banking and Financial Institutions. As a Federal Reserve member bank, FIB Montana may not, without the consent of the Federal Reserve, declare dividends in a calendar year which, when aggregated with prior dividends in that calendar year, exceed the calendar year net profits of FIB Montana together with retained earnings for the prior two calendar years. Under Wyoming banking law, FIB Wyoming may not declare dividends without meeting surplus fund requirements and may not, without the approval of the Wyoming Banking Commissioner, declare dividends in any one calendar year in excess of its net profits (as defined) in the current year combined with retained net profits of the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock.

     In addition, federal regulatory agencies (e.g., the FDIC and Federal Reserve) have authority to prohibit a bank under their supervision from engaging in practices which, in the opinion of the particular federal regulatory agency, are unsafe or unsound or constitute violations of applicable law. For example, depending upon the financial condition of a bank in question and other factors, the appropriate federal regulatory agency could determine that the payment of dividends might under some circumstances constitute an unsafe and unsound practice. Moreover, each federal regulatory agency has established guidelines for the maintenance of appropriate levels of capital for a bank under its supervision. Compliance with the standards set forth in such guidelines could limit the amount of dividends which FIBS or any of the Banks could pay. See
Part I, Item 1, "Regulation and Supervision."

PREFERRED STOCK

     The authorized capital stock of FIBS includes 100,000 shares of preferred stock. FIBS's Board of Directors is authorized, without approval of the holders of Common Stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. FIBS's Board of Directors may cause FIBS to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of the common stock or make it more difficult to effect a change of control of the Company.

     In the event of any dissolution, liquidation or winding up of the affairs of FIBS, before any distribution or payment may be made to the holders of common stock, the holders of preferred stock would be entitled to be paid in full with the respective amounts fixed by FIBS's Board of Directors in the resolution or resolutions authorizing the issuance of such series, together with a sum equal to the accrued and unpaid dividends thereon to the date fixed for such distribution or payment. After payment in full of the amount which the holders of preferred stock are entitled to receive, the remaining assets of FIBS would be distributed ratably to the holders of the common stock. If the assets available are not sufficient to pay in full the amount so payable to the holders of all outstanding preferred stock, the holders of all series of such shares would share ratably in any distribution of assets in proportion to the full amounts to which they would otherwise be respectively entitled. The consolidation or merger of FIBS into or with any other corporation or corporations would not be deemed a liquidation, dissolution, or winding up of the affairs of FIBS.

SALES OF UNREGISTERED SECURITIES

     During 1997, the Company issued 12,232 unregistered shares of its common stock to nine employees exercising stock options. Exercise prices ranged from $4.56 to $20.05 with an average exercise price of $5.83. These sales were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. For additional information regarding stock options, see "Notes to Consolidated Financial Statements - Employee Benefit Plans" included in Part IV,
Item 14.

                   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1997, and 1996 and its results of operations for the fiscal years ended December 31, 1997, 1996, and 1995, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such consolidated financial statements, including the notes thereto.

FIVE YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

  Years ended December 31,                                 1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
  Interest income                                      $  165,808       117,925        98,970        80,230       77,154
  Interest expense                                         72,663        50,019        41,946        28,451       27,078
--------------------------------------------------------------------------------------------------------------------------
  Net interest income                                      93,145        67,906        57,024        51,779       50,076
  Provision for loan losses                                 4,240         3,844         1,629         1,344        1,345
  Net interest income after provision for
     loan losses                                           88,905        64,062        55,395       50,4354       48,731
  Other operating income                                   26,846        23,927        18,764       16,3871       15,724
  Other operating expenses                                 74,166        53,395        45,978        41,227       39,686
--------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                               41,585        34,594        28,181        25,595       24,769
  Income tax expense                                       15,730        13,351        10,844         9,861        9,321
--------------------------------------------------------------------------------------------------------------------------
  Net income                                           $   25,855        21,243        17,337        15,734       15,448
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
  Net income applicable to common stock                $   24,401        20,818        17,337        15,734       15,448
  Basic earnings per common share                            3.07          2.65          2.22          2.01         1.96
  Diluted earnings per common share(1)                       3.05          2.64          2.21          2.00         1.96
  Dividends per common share                                 0.98          0.78          0.48          0.40         0.34
  Weighted average common shares
     outstanding                                        7,987,921     7,881,024      7,843,644    7,850,188    7,891,160
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
OPERATING RATIOS:
  Return on average assets                                   1.22%         1.41           1.39         1.44         1.50
  Return on average common stockholders' equity             18.12%        17.84          16.98        17.64        19.97
  Average stockholders' equity to average assets             7.17%         8.08           8.20         8.15         7.52
  Net interest margin                                        5.00%         5.15           5.19         5.34         5.51
  Net interest spread                                        4.32%         4.47           4.45         4.76         4.98
  Common stock dividend payout ratio(2)                     32.13%        29.17          21.72        20.00        17.35
  Ratio of earnings to fixed charges(3):
     Excluding interest on deposits                          4.94x         8.74x          9.50x       12.34x       30.66x
     Including interest on deposits                          1.55x         1.68x          1.66x        1.87x        1.91x
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

  As of December 31,                                      1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
  Total assets                                         $2,234,764     2,063,837      1,351,215    1,134,105    1,097,469
  Loans                                                 1,470,414     1,375,479        870,378      751,518      667,385
  Allowance for loan losses                                28,180        27,797         15,171       13,726       13,373
  Investment securities                                   425,603       403,571        258,737      251,745      249,754
  Deposits                                              1,805,006     1,679,424      1,099,069      939,857      936,793
  Long-term debt                                           31,526        64,667         15,867        5,449        6,853
  Mandatorily redeemable preferred securities of
     subsidiary trust                                      40,000          -              -            -            -
  Stockholders' equity                                    145,667       146,061        109,366       95,272       84,163
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS:
  Nonperforming assets to total loans
     and OREO(4)                                            1.15%          1.20           0.97         0.94         1.44
  Allowance for loan losses to total loans                  1.92%          2.02           1.74         1.83         2.00
  Allowance for loan losses to
     nonperforming loans(5)                               181.99%        185.10         213.74       259.62       205.49
  Net charge-offs to average loans                          0.27%          0.17           0.13         0.14         0.15
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL RATIOS:
  Tier 1 risk-based capital                                 9.67%          7.35          10.40        11.32        10.96
  Total risk-based capital                                 12.19%          9.98          11.65        12.58        12.22
  Leverage ratio                                            6.94%          5.28           7.28         8.12         7.28
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(1) Diluted earnings per common share represent the amount of earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128.

(2)  Dividends per common share divided by net income per common share.

(3) For purposes of computing the ratio of earnings to fixed charges, earnings represents income before income taxes and fixed charges. Fixed charges represent interest expense and preferred stock dividends. Deposits include interest-bearing deposits and repurchase agreements. Without including preferred stock dividends in fixed charges and excluding interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 5.87x and 9.91x, respectively. Without including preferred stock dividends in fixed charges and including interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 1.57x and 1.68x, respectively.

(4) For purposes of computing the ratio of non-performing assets to total loans and other real estate owned ("OREO"), non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, restructured debt and other real estate owned.

(5) For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing and restructured debt.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under Part II, Item 6, "Selected Consolidated Financial Data" and the Company's consolidated financial statements, including the notes thereto, and other financial data appearing elsewhere in this document. Certain statements included in the following discussion constitute "forward-looking statements" which involve various risks and uncertainties. The Company's actual results may differ significantly from those anticipated in such forward-looking statements. Factors that might cause such a difference include, without limitation, the ability of the Company to execute its business strategy, interest rate risk, economic conditions, government regulation, competition and asset quality. For additional information concerning these and other factors, see Part I, Item 1, "Business - Risk Factors."

     The Company, through the Banks, operates 32 banking offices in 23 communities throughout Montana and Wyoming. The Company's income is derived primarily from the net interest income and other operating income. Net interest income consists of the excess of interest income, received primarily on customer loans and investment securities, over interest expense, paid principally on customer deposits and indebtedness. Other operating income primarily includes service charges on deposit accounts, data processing fees and income from fiduciary activities.

     The Company has continued to increase earnings during the periods reported herein while expanding its operations. A majority of the Company's growth in recent years has resulted from acquisitions of other banks. In October 1996, the Company acquired First Interstate Bank of Montana, N.A. and First Interstate Bank of Wyoming, N.A., which collectively included six branch banks (the "FIBNA Banks"). In December 1996, the Company acquired Mountain Bank of Whitefish ("FIB Whitefish"), which included two branch locations. Immediately prior to the acquisitions, the FIBNA Banks had assets of $553.2 million and deposits of $423.9 million, and FIB Whitefish had assets of $66.9 million and deposits of $54.4 million. Prior to the acquisition, the FIBNA Banks were operated as branch locations without independent administrative support, data processing and other required services. In connection with the acquisition, the Company increased its staffing at both the holding company and branch levels to provide the administrative, data processing and other operational support to facilitate integration and operation of such banks.

     The acquisitions of the FIBNA Banks and FIB Whitefish (collectively, the "Acquired Banks") were accounted for under the purchase method of accounting. Amortization of goodwill resulting from the acquisitions totaled approximately $1.8 million in 1997. The Company believes that the Acquired Banks have been substantially integrated into the Company's operations.

RESULTS OF OPERATIONS

     The Company's increased earnings and expansion of operations have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to such acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income increased 21.7% to $25.9 million in 1997 from $21.2 million in 1996. This increase resulted from internal growth and earnings provided by the Acquired Banks. Net income increased 22.5% to $21.2 million in 1996 from $17.3 million in 1995, due principally to internal growth.

     Net income during the fourth quarter 1997 decreased 17.1% from the third quarter. This decrease resulted from fourth quarter charges including a non-recurring charge related to the establishment of reserves toward prepayment of indirect dealer loans and additional severance accruals.

NET INTEREST INCOME

     Net interest income is the largest source of the Company's operating income. As discussed above, net interest income is derived from interest, dividends and fees received from interest-earning assets, less interest expense incurred on interest-bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest-bearing liabilities primarily include deposits and various forms of indebtedness.

     Net interest income increased 37.2% to $93.1 million from $67.9 million in 1996. This increase resulted primarily from the incremental net interest income provided by the Acquired Banks. Net interest income increased 19.1% to $67.9 million in 1996 from $57.0 million in 1995. This increase resulted primarily from the Acquired Banks and from a higher volume of loans due to internal growth.

     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities. Average balances are averaged daily balances.

AVERAGE BALANCE SHEETS, YIELDS AND RATES

-------------------------------------------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                   1997                        1996                       1995
                                       --------------------------- --------------------------- --------------------------
                                         Average           Average   Average           Average   Average          Average
(DOLLARS IN THOUSANDS)                   Balance  Interest  Rate     Balance  Interest  Rate     Balance  Interest  Rate
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans(1)                          $1,441,800  140,299  9.73%  $1,014,901  100,039  9.86%  $  837,288  83,735  10.00%
     U.S. and agencies securities         345,771   20,481  5.92      244,314   13,951  5.71      199,750  11,278   5.65
     Federal funds sold                    39,936    2,210  5.53       25,462    1,342  5.27       36,665   2,095   5.71
     Other securities                      23,302    1,467  6.30       21,868    1,392  6.37       13,904     864   6.21
     Tax exempt securities(2)              21,253    1,737  8.17       19,100    1,575  8.25       15,704   1,230   7.83
     Interest-bearing deposits
          in banks                          7,491      448  5.98        6,555      376  5.74        6,276     372   5.93
-------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           1,879,553  166,642  8.87    1,332,200  118,675  8.91    1,109,587  99,574   8.97
Noninterest-earning assets                235,941                     173,888                     134,912
-------------------------------------------------------------------------------------------------------------------------
Total assets                           $2,115,494                  $1,506,088                  $1,244,499
=========================================================================================================================
INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
     Demand deposits                   $  304,511    6,369  2.09%  $  210,153    4,489  2.14%  $  171,933   4,248   2.47%
     Savings deposits                     417,352   16,021  3.84      301,003   11,305  3.76      264,198   9,917   3.75
     Time deposits                        626,925   35,739  5.70      464,712   26,328  5.67      380,117  21,733   5.72
     Borrowings(3)                        184,605    8,846  4.79      126,135    5,869  4.65       97,799   4,866   4.98
     Long-term debt                        56,197    5,165  9.19       23,760    2,028  8.54       13,147   1,182   8.99
     Mandatorily redeemable
          preferred securities
          of subsidiary trust               5,808      523  9.00        -          -      -         -          -      -
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities
     and trust preferred securities     1,595,398   72,663  4.55    1,125,763   50,019  4.44      927,194  41,946   4.52
-------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits              345,372                     242,117                     203,258
Other noninterest-bearing
     liabilities                           22,994                      16,487                      11,961
Stockholders' equity                      151,730                     121,721                     102,086
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and
     stockholders' equity              $2,115,494                  $1,506,088                    $1,244,499
=========================================================================================================================
Net interest income                                $93,979                    $68,656                     $57,628
Interest rate spread                                        4.32%                       4.47%                       4.45%
Contribution of interest free funds                         0.68                        0.68                        0.74
Net yield on interest-earning assets(4)                     5.00                        5.15                        5.19
Less FTE adjustments                                   834                        750                         604
-------------------------------------------------------------------------------------------------------------------------
Net interest income per consolidated
     statements of income                          $93,145                    $67,906                     $57,024
=========================================================================================================================

(1) Average loan balances include nonaccrual loans. Loan fees included in interest income were $6.1 million, $5.0 million and $4.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(2) Interest income and average rates for tax exempt securities are presented on a fully-taxable equivalent basis.

(3) Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4) Net yield on interest-earning assets during the period equals (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and trust preferred securities, divided by (ii) average interest-earning assets for the period.

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of loans, investment securities and other interest-earning assets, compared to the volume of interest-bearing deposits and indebtedness, combined with the spread, produces the changes in the net interest income between periods.

     The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate). Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.


ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Year ended                                 December 31, 1997         December 31, 1996         December 31, 1995
                                             compared with             compared with             compared with
                                           December 31, 1996         December 31, 1995         December 31, 1994
                                        favorable (unfavorable)   favorable (unfavorable)   favorable (unfavorable)
                                       ------------------------  ------------------------  ------------------------
                                       Volume    Rate      Net   Volume    Rate      Net   Volume    Rate     Net
-------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
     Loans(1)                          $41,541  (1,281)  40,260  17,761   (1,457)  16,304  12,291   5,509   17,800
     U.S. and agencies                   6,010     520    6,530   2,518      155    2,673    (993)    418     (575)
     Federal funds sold                    801      67      868    (640)    (113)    (753)    369     533      902
     Other securities                       90     (15)      75     495       33      528      96    (158)     (62)
     Tax exempt securities(1)              176     (14)     162      65      280      345     115     593      708
     Interest-bearing deposits
          in banks                          56      16       72      17      (13)       4     127      95      222
-------------------------------------------------------------------------------------------------------------------
Total                                   48,674    (707)  47,967  20,216   (1,115)  19,101  12,005   6,990   18,995
-------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
     Demand deposits                     1,974     (94)   1,880     944     (703)     241     184     577      761
     Savings deposits                    4,466     250    4,716   1,469      (81)   1,388     (23)  1,869    1,846
     Time deposits                       9,247     164    9,411   4,647      (52)   4,595   3,320   4,725    8,045
     Borrowings(2)                       2,802     175    2,977   1,318     (315)   1,003   1,267     908    2,175
     Long-term debt                      2,981     156    3,137     906      (60)     846     625      43      668
     Mandatorily redeemable preferred
          securities of subsidiary
          trust                            523       -      523       -        -        -       -       -        -
-------------------------------------------------------------------------------------------------------------------
Total interest expense                  21,993     651   22,644   9,284   (1,211)   8,073   5,373   8,122   13,495
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
     interest income                   $26,681  (1,358)  25,323  10,932       96   11,028   6,632  (1,132)   5,500
===================================================================================================================

(1) Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent basis.

(2) Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

     Interest income increased 40.6% to $165.8 million in 1997 from $117.9 million in 1996. This increase was due primarily to the significant increase in loans, principally due to the Acquired Banks. The yield on average interest-earning assets during 1997 was 8.87% compared to 8.91% during 1996.

     In 1996, interest income increased 19.2% to $117.9 million from $99.0 million in 1995. This increase resulted primarily from the Acquired Banks, offset by a slight decrease of six basis points in the yield on average interest-earning assets from 8.97% in 1995 to 8.91% in 1996.

     Customer loan fees, included in interest income, increased 22.0% to $6.1 million in 1997 from $5.0 million in 1996 due to loan fees generated by the Acquired Banks. Loan fees increased 23.5% to $5.0 million in 1996 from $4.1 million in 1995. The most significant increases from 1995 to 1996 were in commercial, consumer and real estate loan fees.

     Interest expense increased 45.3% to $72.7 million during 1997 from $50.0 million in 1996. This increase was due primarily to the customer deposits and indebtedness incurred in connection with the Acquired Banks. The rate on average interest-bearing liabilities and trust preferred securities of 4.55% in 1997 increased 11 basis points from 4.44% in 1996.

     Interest expense increased 19.2% to $50.0 million in 1996 from $41.9 million in 1995. The increase resulted primarily from the customer deposits and indebtedness incurred with respect to the Acquired Banks, offset in part by a slight decrease of eight basis points in the rate on average interest-bearing liabilities from 4.52% in 1995 to 4.44% in 1996.

PROVISION FOR LOAN LOSSES

     The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's markets. The Company performs a quarterly assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provisions for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's markets and industry averages. Annual fluctuation in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

     The provision for loan losses increased 10.3% to $4.2 million in 1997 from $3.8 million in 1996. The increase resulted from higher loan volumes resulting from the 1996 acquisitions.

     The provision for loan losses increased 136.0% to $3.8 million in 1996 from $1.6 million in 1995. Of the increase, approximately $500,000 was associated with the Acquired Banks. The remaining increase of $1.7 million was due principally to higher loan volumes and an increase in non-performing and classified assets. Non-performing loans, comprised of non-accrual loans and accruing loans past due 90 days or more and restructured loans, increased only slightly to 1.1% of loans outstanding at December 31, 1996 from 0.8% at December 31, 1995.

OTHER OPERATING INCOME

     The principal sources of other operating income include service charges on deposit accounts, data processing fees, income from fiduciary activities, comprised principally of fees earned on trust assets, and other service charges, commissions and fees. Other operating income increased 12.2% to $26.8 million in 1997 from $23.9 million in 1996. This increase was attributable primarily to income provided by the Acquired Banks. Without giving effect to the Acquired Banks, operating income from each of the four principal categories except other service charges showed increases in 1997 over 1996. These increases, however, were partially offset by one-time accounting adjustments, primarily with respect to data processing fees, made in January 1996. Increases in other operating income from 1996 to 1997 and from 1995 to 1996 were a function of changes in each of the principal categories, as discussed below.

     Service charges on deposit accounts increased 27.1% to $9.9 million in 1997 from $7.8 million in 1996 and 18.7% to $7.8 million in 1996 from $6.5 million in 1995. Of these increases, approximately $740,000 in 1997 and $563,000 in 1996 were attributable to the Acquired Banks, with the remainder resulting primarily from increased overdraft fees.

     As discussed above, increases in operating income from data processing services for 1997 compared to the 1996 were mostly offset as a result of non-recurring accounting adjustments of $300,000 made in January 1996. The Company serviced 630 locations in its ATM network at December 31, 1997 compared to 477 locations at December 31, 1996. Data processing fees increased 18.2% to $7.3 million in 1996 from $6.2 million in 1995 due primarily to a greater number of data processing customers using the Company's ATM network and a corresponding increase in transaction volumes. Since 1995, the Company's network expanded from 216 ATM locations at December 31, 1994 to 343 locations at year-end 1995, 477 locations at year-end 1996, and to 630 locations at year-end 1997. Although continued expansion of the Company's ATM network and increases in data processing fees are expected to continue, the Company does not expect to continue the rate of growth experienced in 1995, 1996 and 1997. There were no increases in basic charges for data processing services in 1997, 1996 or 1995.

     Revenues from fiduciary activities increased 29.2% to $4.1 million in 1997 from $3.2 million in 1996 and 20.7% to $3.2 million in 1996 from $2.6 million in 1995. Of these increases, approximately $889,000 in 1997 and $243,000 in 1996 were attributable to trust services provided by the Acquired Banks, with the remainder resulting from increases in the value of assets under trust management.

     In addition to the principal categories discussed above, other income decreased 41.3% to $1.7 million in 1997 from $2.8 million in 1996 and increased 217.0% to $2.8 million in 1996 from $888,000 in 1995. The increase in 1996 and decrease in 1997 was primarily attributable to the sale of certain merchant credit card processing assets at a gain of $1.4 million in 1996. The sale included alignment with a third-party credit card processing provider that has enhanced the Company's ability to compete in this highly specialized area.

OTHER OPERATING EXPENSES

     Other operating expenses increased 38.8% to $74.1 million in 1997 from $53.4 in 1996. This increase resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $16.1 million in 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operational services to the FIBNA Banks which had been previously operated as dependent branch offices prior to their acquisition by the Company. The increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of such banks into the Company's operations. In addition, goodwill associated with the acquisition of the Acquired Banks resulted in increased amortization expense of approximately $1.8 million in 1997.

     In 1996, other operating expenses increased 16.1% to $53.4 million from $46.0 million in 1995. Of this increase, approximately $6.3 million was attributable to direct and indirect expenses resulting from the Acquired Banks and acquisitions in 1995.

     Increases in salaries, wages and benefits from 1996 to 1997 and from 1995 to 1996 were due primarily to the direct and indirect expense attributable to the bank acquisitions, as discussed above. The indirect expenses were related particularly to the Company's data processing division and bank operation centers. The remainder of the increases in salaries, wages and benefits during these periods were principally inflationary in nature. Given the Company's increasing data processing and transaction volumes, together with the expansion of its ATM network, employee and related compensation expenses are expected to continue to increase, but at a slower rate than has been experienced over the periods presented.

     Occupancy and furniture and equipment expenses have increased over the periods primarily as a result of the additional facilities associated with the bank acquisitions, the expansion of the ATM network and additional equipment used in the data processing division. Furthermore, these expenses have increased due to higher depreciation, maintenance and other costs related to the foregoing items and various other computer hardware and software, including upgrades, used in the Company's operations.

     FDIC deposit insurance premiums increased to $206,000 in 1997 from $5,000 in 1996. This increase resulted from an increase in FDIC FICO bond assessment effective January 1, 1997. The significant decreases in premiums from 1995 to 1996 were due to a substantial FDIC rate reduction in 1996. The FDIC rates reflect the Company's "well-capitalized" rating by the FDIC.

     OREO losses, including provisions for losses on OREO, are included net of any gains on sales of OREO. Variations in net OREO expense during the periods resulted principally from fluctuations in such gains. These gains are anticipated to decline as the number and value of OREO properties decrease. OREO expense is directly related to prevailing economic conditions, and such expense could increase significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

     Other expenses primarily include advertising and public relations costs, legal, audit and other professional fees, and office supply, postage and telephone expenses. Other expenses increased in 1997 over 1996 as a result of the direct and indirect costs associated with the Acquired Banks. Exclusive of these costs, during 1997 compared to 1996, other expenses increased (i) approximately $484,000 due principally to consulting fees associated with revision of the Company's employee job evaluation system and accruals for financial planning activities, and (ii) approximately $319,000 due to additional accruals for the increased value of stock appreciation rights resulting from a 23% increase in the appraised value of the Company's Common Stock during 1997. The increases in other expenses from 1995 to 1997 were due primarily to the direct and indirect costs related to the Acquired Banks and bank acquisitions in 1995.

INCOME TAX EXPENSE

     The Company's effective federal tax rate was 33.3%, 33.3%, and 33.1% for the years ended December 31, 1997, 1996 and 1995, respectively. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 4.5%, 5.3%, and 5.4% for years ended
December 31, 1997, 1996 and 1995, respectively.   Pretax earnings subject to
Montana state income tax decreased to approximately 57% of consolidated pretax earnings in 1997 from approximately 67% of consolidated pretax earnings in 1996 resulting in a lower effective state tax rate.

FINANCIAL CONDITION

     Total assets increased 8.3% to $2,235 million as of December 31, 1997 from $2,064 million as of December 31, 1996. This increase resulted primarily from internal growth in the Company's loan portfolio funded by increases in repurchase agreements and deposits. Total assets increased 52.7% to $2,064 million as of December 31, 1996 from $1,351.2 million as of December 31, 1995. This increase was due principally to the significant increases in loans and investment securities provided by the bank acquisitions in 1995, funded by growth in deposits and increases in indebtedness.

LOANS

     Total loans increased 6.9% to $1,470 million as of December 31, 1997 from $1,375 million as of December 31, 1996. As shown below, all categories of loans except real estate loans showed increases in volumes during this period due to continued strong economic conditions in the Company's markets and internal growth resulting from the Company's marketing activities. The growth in loans during 1997 was slightly lower than the growth rate during 1996 due primarily to a slowing in the growth of consumer and real estate loans.

     As of December 31, 1996, total loans increased 58.0% to $1,375 million from $870 million as of December 31, 1995. This increase was attributable to the growth in the loan portfolio provided by the Acquired Banks, and to a lesser extent, internal growth which reflected continued favorable economic conditions.

     The Company's loan portfolio consists of a mix of commercial, consumer, real estate, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities served by the Company. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could have a material adverse effect on the borrowers' abilities to repay their loans.

     The following tables present the composition of the Company's loan portfolio as of the dates indicated:

LOANS OUTSTANDING

-----------------------------------------------------------------------------------------------------------------------
                                                                As of December 31,
                         ----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)       1997   Percent      1996   Percent    1995    Percent    1994    Percent    1993   Percent
-----------------------------------------------------------------------------------------------------------------------
LOANS
     Commercial          $  526,355   35.8%  $  471,458   34.3%  $311,982    35.9%  $262,290    34.9%  $241,535   36.2%
     Consumer               505,741   34.4      484,865   35.3    300,711    34.5    277,367    36.9    245,493   36.8
     Real estate            268,463   18.3      274,141   19.9    142,097    16.3    112,251    14.9     92,906   13.9
     Agricultural           164,046   11.1      143,572   10.4    113,827    13.1     98,194    13.1     85,059   12.7
     Other loans              5,809    0.4        1,443    0.1      1,761     0.2      1,416     0.2      2,392    0.4
-----------------------------------------------------------------------------------------------------------------------
Total loans               1,470,414  100.0%   1,375,479  100.0%   870,378   100.0%   751,518   100.0%   667,385  100.0%
-----------------------------------------------------------------------------------------------------------------------
Less allowance for
     loan losses             28,180              27,797            15,171             13,726             13,373
-----------------------------------------------------------------------------------------------------------------------
Net loans                $1,442,234          $1,347,682          $855,207           $737,792           $654,012
=======================================================================================================================
Ratio of allowance
     to total loans            1.92%               2.02%             1.74%              1.83%              2.00%
=======================================================================================================================

     The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1997:

MATURITIES AND INTEREST RATE SENSITIVITIES
----------------------------------------------------------------------------------
                                  Within     One Year to      After
(DOLLARS IN THOUSANDS)           One Year     Five Years    Five Years      Total
----------------------------------------------------------------------------------

Commercial                        $ 223,359     220,691      82,305        526,355
Consumer                            160,404     305,741      39,596        505,741
Real estate                          83,425      92,519      92,519        268,463
Agriculture                         108,746      41,380      13,920        164,046
Other loans                           5,809           -           -          5,809
----------------------------------------------------------------------------------
                                  $ 581,743     660,331      228,340     1,470,414
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Loans at fixed interest rates     $ 270,256     502,627      131,562       904,445
Loans at variable interest rates    301,806     157,704       96,778       556,288
Nonaccrual loans                      9,681           -            -         9,681
----------------------------------------------------------------------------------

                                  $ 581,743     660,331      228,340     1,470,414
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

     For additional information concerning the Company's loan portfolio and its credit administration policies, see Part I, Item 1, "Business-Lending Activities."

INVESTMENT SECURITIES

     The Company's investment portfolio is managed to result in the highest yield while meeting the Company's liquidity needs and utilizing pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities, and other equity securities. Federal funds sold are additional investments which are not classified as investment securities. Investment securities classified as available-for-sale are recorded at fair market value, while investment securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, are reported as increases or decreases in stockholders' equity for available-for-sale securities.

     Investment securities increased 5.5% to $426 million as of December 31, 1997 from $404 million as of December 31, 1996 as a result of growth in funding sources exceeding loan growth. Investment securities increased 56.0% to $404 million as of December 31, 1996 from $259 million as of December 31, 1995. This increase resulted from the substantial investment securities held by the Acquired Banks at the time of acquisition. As of December 31, 1997, there were no concentrations of investments greater than 10% of the Company's stockholders' equity in any individual security issuer, other than the U.S. Treasury and U.S. Government agencies.

     The following table sets forth the book value, percentage of total investment securities and average yield for the Company's investment securities as of December 31, 1997.

SECURITIES MATURITIES AND YIELD
----------------------------------------------------------------------------------
                                                       % of Total
                                         Book          Investment        Average
(DOLLARS IN THOUSANDS)                   Value         Securities         Yield(1)
----------------------------------------------------------------------------------
U.S. TREASURY SECURITIES
     Maturing within one year          $ 83,148          19.5%             5.59%
     Maturing in one to five years      154,595          36.3              6.03
     Maturing in five to ten years        7,554           1.8              6.08
----------------------------------------------------------------------------------
                                        245,297
     Mark-to-market adjustments on
     securities available-for-sale          594
----------------------------------------------------------------------------------

Total                                   245,891          57.8              5.88
----------------------------------------------------------------------------------

SECURITIES MATURITIES AND YIELD (CONTINUED)
----------------------------------------------------------------------------------
                                                       % of Total
                                         Book          Investment        Average
(DOLLARS IN THOUSANDS)                   Value         Securities         Yield(1)
----------------------------------------------------------------------------------
U.S. GOVERNMENT AGENCY SECURITIES
     Maturing within one year          $ 24,943           5.9              6.40
     Maturing in one to five years       59,253          13.9              6.21
----------------------------------------------------------------------------------
                                         84,196
  Mark-to-market adjustments on
  securities available-for-sale              17
----------------------------------------------------------------------------------

     Total                               84,213          19.8              6.26
----------------------------------------------------------------------------------
TAX EXEMPT SECURITIES
  Maturing within one year                4,459          1.0               7.88
  Maturing in one to five years          12,240          2.9               7.94
  Maturing in five to ten years           7,024          1.7               8.41
  Maturing after ten years                1,401          0.3               8.36
----------------------------------------------------------------------------------
                                         25,124
  Mark-to-market adjustments on
  securities available-for-sale             315
----------------------------------------------------------------------------------

     Total                               25,439          6.0               8.08
----------------------------------------------------------------------------------

CORPORATE SECURITIES
  Maturing within one year                5,756          1.4%              5.68%
  Maturing in one to five years           4,835          1.1               6.24
----------------------------------------------------------------------------------
                                         10,591
  Mark-to-market adjustments on
  securities available-for-sale               5
----------------------------------------------------------------------------------

     Total                                10,596         2.5               5.93
----------------------------------------------------------------------------------

OTHER MORTGAGE-BACKED SECURITIES
  Maturing within one year                14,339         3.4               6.91
  Maturing in one to five years           25,225         5.9               6.87
  Maturing in one to five years            2,386         0.6               7.12
  Maturing after ten years                 7,835         1.8               6.79
----------------------------------------------------------------------------------
                                          49,785
  Mark-to-market adjustments on
  securities available-for-sale              284
----------------------------------------------------------------------------------

     Total                                50,069        11.7               6.88
----------------------------------------------------------------------------------

Equity securities with no stated maturity  9,136         2.2
Mark-to-market adjustments on
securities available-for-sale                259
----------------------------------------------------------------------------------
     Total                                 9,395         2.2
----------------------------------------------------------------------------------

Total                                   $425,603       100.0               6.07
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

(1)  Average yields have been calculated on a fully-taxable basis.

     For additional information concerning investment securities, see "Notes to Consolidated Financial Statements - Investment Securities" included in
Part IV, Item 14.

DEPOSITS

     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company's primary funding source. The Company's deposits consist primarily of the following interest bearing accounts: demand deposits, savings accounts, IRAs and time deposits (CDs). For additional information concerning the Company's deposits, including its use of repurchase agreements, as discussed below, see
Part I, Item 1, "Business-Deposits."

     Deposits increased 7.5% to $1,805 million as of December 31, 1997, as compared to $1,679 million as of December 31, 1996 due to internal growth in 1997. Deposits increased 52.8% to $1,679 million as of December 31, 1996 from $1,099 million as of December 31, 1995. This increase resulted principally from the deposits of the Acquired Banks combined with internal growth. For additional information concerning customer deposits as of December 31, 1997 and 1996, see "Notes to Consolidated Financial Statements - Deposits" included in Part IV, Item 14.

OTHER BORROWINGS

     In addition to deposits, the Company also uses repurchase agreements with commercial depositors as significant sources of funding and, on a seasonal basis, federal funds purchased.

     The following table sets forth certain information regarding these two sources of funding as of the dates indicated:

As of and for the years ended December 31,                 1997       1996       1995
----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Federal funds purchased:
  Balance at period end                                 $   4,025     13,450      3,125
  Average balance                                          28,651     18,687     16,596
  Maximum amount outstanding at any month-end              83,185     56,700     27,670
  Average interest rate:
    During the year                                          5.46%      5.58       6.07
    At period end                                            5.95%      5.61       5.50
Securities sold under repurchase agreements:
  Balance at period end                                   176,350    129,137    104,898
  Average balance                                         141,825    101,046     75,252
  Maximum amount outstanding at any month-end             176,350    129,137    104,898
  Average interest rate:
    During the year                                          4.69%      4.46       4.73
    At period end                                            4.61%      4.42       4.85

NON-PERFORMING AND CLASSIFIED ASSETS

     Federal regulations require that each financial institution classify its assets on a regular basis. Management generally places loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

     The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,                                  1997     1996     1995     1994      1993
-----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Non-performing loans:
  Nonaccrual loans                              $  9,681     6,822    3,632    3,134     3,629
  Accruing loans past due 90 days or more          4,883     6,432    1,711      534     1,353
  Restructured loans                                 928     1,763    1,755    1,619     1,526
-----------------------------------------------------------------------------------------------

Total non-performing loans                        15,492    15,017    7,098    5,287     6,508
OREO                                               1,362     1,546    1,349    1,803     3,132
-----------------------------------------------------------------------------------------------

Total non-performing assets                       16,854    16,563    8,447    7,090     9,640
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Non-performing assets to total loans and OREO       1.15%     1.20%    0.97%    0.94%     1.44%
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

     Non-performing loans increased 3.2% to $15 million as of December 31, 1997 as compared to $15 million as of December 31, 1996 due to slight deteriorations in all market sectors. Non-performing loans increased 111.6% to $15 million at December 31, 1996 from $7 million at December 31, 1995.
The increase was due to the non-performing loans held by the Acquired Banks, an increase in the loan portfolio and a slight deterioration in the agricultural and consumer market sector. Approximately $763,000, $405,000, $318,000, $296,000 and $440,000 of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     The Company reviews and classifies its loans on a regular basis according to three classifications: "Substandard," "Doubtful" and "Loss." Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

     The following table sets forth classified loans as of the dates indicated.

As of December 31,                                         1997       1996       1995
----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Substandard                                             $  34,161    19,994     12,936
Doubtful                                                    2,468     2,321      1,522
Loss                                                        2,584     2,264      2,229
----------------------------------------------------------------------------------------

Total                                                   $  39,213    24,579     16,687
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Classified loans to total loans                              2.67%     1.79%      1.92%
Allowance for loan losses to classified loans               71.86%   113.09%     90.92%
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

     Loans classified as substandard increased 70.9% to $34,161 as of December 31, 1997. Approximately $9 million of the increase is the result of downgrading the loans of two agricultural borrowers and three commercial borrowers. The remaining increase is principally due to increases in loan volume, combined with a slight deterioration of the credit quality of consumer loans, which are generally classified as substandard upon becoming 90 days past due.

     With the exception of these classified loans, management is not aware of any loans as of December 31, 1997 where the known credit problems of the borrowers would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-performing asset table above at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such conditions may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on non-accrual status or become restructured loans or OREO in the future.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in its loan portfolio and economic conditions in the Company's market areas. See "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,        1997          1996           1995           1994         1993
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Balance as of January 1                        $  27,797        15,171         13,726        13,373        12,965
Beginning allowance of acquired banks                  -        10,553            917             -             -

  Commercial                                       1,132         1,127            393           398           777
  Consumer                                         5,607         2,384          1,679         1,425         1,035
  Real estate                                        141            27             20            53            20
  Agricultural                                        71           220             25             4            20
------------------------------------------------------------------------------------------------------------------

Total charge-offs                                  6,951         3,758          2,117         1,880         1,852

Recoveries:
  Commercial                                         732           850            252           299           353
  Consumer                                         1,816           974            557           472           455
  Real estate                                        246             9            119            36             7
  Agricultural                                       300           154             88            82           100
------------------------------------------------------------------------------------------------------------------

Total recoveries                                   3,094         1,987          1,016           889           915
------------------------------------------------------------------------------------------------------------------

Net charge-offs                                    3,857         1,771          1,101           991           937
Provision for loan losses                          4,240         3,844          1,629         1,344         1,345
------------------------------------------------------------------------------------------------------------------

Balance at end of period                       $  28,180        27,797         15,171        13,726        13,373
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Period end loans                               1,470,414     1,375,479        870,378       751,518       667,385
Average loans                                  1,441,800     1,014,901        837,288       705,690       641,411
Net charge-offs to average loans                    0.27%         0.17%          0.13%         0.14%         0.15%
Allowance to period end loans                       1.92%         2.02%          1.74%         1.83%         2.00%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

     For the year ended December 31, 1997, net charge-offs were $4 million and the provision for loan losses was $4 million. These two line items show increases from prior comparative periods due to the expanded loan portfolio resulting primarily from the Acquired Banks. As of December 31, 1997, the allowance for loan losses was $28.2 million, representing an increase of
$383,000 from the allowance as of December 31, 1996.   Net charge-offs to
average loans were 0.27% in 1997. The increase from prior periods is due primarily to consumer loans. The allowance to period end loans was 1.92% as of December 31, 1997.

     Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the inherent risk in the portfolio and if the economy declines or asset quality deteriorates, material additional provisions could be required.

     The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

As of December 31,         1997               1996               1995               1994                1993
------------------------------------------------------------------------------------------------------------------
                    Allocated   % Of   Allocated   % Of   Allocated   % Of   Allocated   % Of    Allocated   % Of
                     Reserves  Loans    Reserves  Loans    Reserves  Loans    Reserves  Loans     Reserves  Loans
------------------------------------------------------------------------------------------------------------------

Commercial          $    870    35.8%  $    594    34.3%  $    789    35.9%  $    791    34.9%   $    896    36.2%
Consumer               1,383    34.4      1,280    35.3      1,118    34.5      1,154    36.9       1,007    36.8
Real estate                -    18.3          -    19.9          -    16.3          3    14.9          23    13.9
Agricultural             331    11.1        390    10.4        322    13.1        280    13.1         230    12.7
Other loans                -     0.4          -     0.1          -     0.2          -     0.2           -     0.4
------------------------------------------------------------------------------------------------------------------

Total allocated        2,584              2,264              2,229              2,228               2,156
Unallocated           25,596             25,533             12,942             11,498              11,217
------------------------------------------------------------------------------------------------------------------
  Totals            $ 28,180  100.0%   $ 27,797   100.0%  $ 15,171   100.0%  $ 13,726   100.0%   $ 13,373   100.0%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW

     The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and repayments; loan originations, extensions and repayments; and management of investment securities.

     Net cash provided by operating activities, primarily representing net income, totaled $44 million for 1997, $29 million for 1996 and $28 million for 1995. Net cash used for investing activities totaled $155 million for 1997, $105 million for 1996 and $79 million for 1995. The funds used for investing activities primarily represent increases in loans and investments in connection with acquisitions and internal growth for each year reported.

     The primary financing activities of the Company are deposits, borrowings and capital. The Company's current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company's loan portfolio also provides options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include Federal funds lines, other borrowings and access to the capital markets.

     As a holding company, FIBS is a corporation separate and apart from the Banks, and therefore, provides for its own liquidity. Substantially all of FIBS's revenues are obtained from management fees, dividends declared and paid by the Banks and net revenues of the data processing division. As of December 31, 1997, the Banks had approximately $16 million available to be paid as dividends to FIBS. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to FIBS. See Part I,
Item 1, "Business-Regulation and Supervision." Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations. As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

     In connection with the acquisition of the FIB Banks, the Company obtained a revolving term loan and issued subordinated notes and shares of noncumulative perpetual preferred stock. The revolving term loan bears interest at variable rates (7.44% weighted average rate as of December 31, 1997) and was issued by a syndicate of banks led by First Security Bank, N.A. The loan expires in December 2003, and is secured by all of the outstanding capital stock of the Banks. The available borrowing amount under the loan is reduced by $2 million on a semi-annual basis. The loan contains various restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends. As of December 31, 1997, the amount outstanding under the revolving term loan was $7 million, with an additional $19 million in borrowing capacity available thereunder. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see "Notes to Consolidated Financial Statements - Long Term Debt" included in Part IV, Item 14.

     The noncumulative perpetual preferred stock was redeemed on November 7, 1997 with a portion of the proceeds from issuance of trust preferred securities by FIB Capital. The trust preferred securities are unsecured, bear interest at a rate of 8.625%, and mature on December 1, 2027. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. The trust preferred securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002 or at any time in the event of unfavorable changes in tax laws or regulations in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company has guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by FIB Capital. The remaining proceeds from the issuance of trust preferred securities were used to reduce the Company's revolving term loan. For additional information concerning the trust preferred securities see "Notes to Consolidated Financial Statements - Mandatorily Redeemable Preferred Securities of Subsidiary Trust" included in
Part IV, Item 14.

CAPITAL RESOURCES

     Stockholders' equity decreased 0.3% to $146 million as of December 31, 1997. This decrease resulted primarily from the redemption of $20 million of noncumulative perpetual preferred stock which was partially offset by an increase in retained earnings. Stockholders' equity increased 33.6% to $146 million as of December 31, 1996 from $109 million as of December 31, 1995. This increase was due primarily to the issuance of the noncumulative perpetual preferred stock, together with retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company. For the years ended December 31, 1997, 1996 and 1995, the Company paid aggregate cash dividends to stockholders of $9 million, $6 million and $4 million, respectively.

     Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 1997, each of the Banks had levels of capital which met or exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see "Notes to Consolidated Financial Statements - Regulatory Matters" contained in Part IV, Item 14.

INTEREST RATE RISK MANAGEMENT

     The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, and the mix of interest-bearing assets and liabilities.

     The ability to optimize the net interest margin is largely dependent upon the achievement of an interest rate spread which can be managed during fluctuations of interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time.
The difference is known as interest rate sensitivity gap. The following table shows interest rate sensitivity gaps for different intervals as of December 31, 1997:

                                           Three          Three            One
                                           Months         Months         Year to       After
(DOLLARS IN THOUSANDS)                    or Less      to One Year      Five Years   Five Years        Total
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans(1)                              $ 615,124         182,139         532,256      131,214       1,460,733
  Investment securities                    73,982         133,301         184,696       33,624         425,603
  Interest-bearing deposits in bank        34,447              -               -            -           34,447
  Federal funds sold                       58,675              -               -            -           58,675
---------------------------------------------------------------------------------------------------------------

Total interest-earning assets           $ 782,228         315,440         716,952      164,838       1,979,458
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST
 PREFERRED SECURITIES:
  Interest-bearing demand accounts(2)   $  25,255          75,765         213,165           -          314,185
  Savings deposits(2)                     307,933          29,870          93,643           -          431,446
  Time deposits, $100 or more              50,866          71,060          41,717           -          163,643
  Other time deposits                     132,408         203,318         187,481          469         523,676
  Federal funds purchased                   4,025              -               -            -            4,025
  Securities sold under repurchase
    agreements                            176,350              -               -            -          176,350
  Other borrowed funds                     11,591              -               -            -           11,591
  Long-term debt                              342           6,847           4,304       20,033          31,526
  Mandatorily redeemable preferred
    securities of subsidiary trust             -               -               -        40,000          40,000
---------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
  and trust preferred securities        $ 708,770         386,860         540,310       60,502       1,696,442
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Rate gap                                   73,458         (71,420)        176,642      104,336         283,016
Cumulative rate gap                        73,458           2,038         178,680      283,016
Cumulative rate gap as a percentage of
  total interest-earning assets              3.71%           0.10%           9.03%       14.30%
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Assumptions used:

     (1)  Does not include nonaccrual loans of $9,681.

     (2) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. The allocation presented is based on that historical analysis.

     As noted in footnote 2 above, interest-bearing demand accounts and savings deposits are allocated based on historical analysis of their interest sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $339 million, a negative cumulative one year gap of $305 million and a positive cumulative one to five year gap of $179 million.

     The balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional gap analysis. The income simulation model involves a degree of estimation based on certain assumptions management believes to be reasonable including estimated cash flows, prepayments, repricing characteristics, actual maturities, deposit growth and retention, and the relative sensitivity of assets and liabilities to change in market interest rates. The relative sensitivity is important to consider since the Company's deposit base is not subject to the same degree of interest sensitivity as its assets. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk should interest rates vary one percent. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company's net interest margin.

     In evaluating exposure to interest rate risk, management does not view the gap amounts in the following table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

YEAR 2000

     In 1997, the Company completed the evaluation phase of its Year 2000 project to ensure business is not interrupted by the change in the millennium. The project calls for either system modification to, or replacement of, existing business system applications. Upon completion of the project, all systems including microsystems, payment systems, ATM software and mainframe systems, will be Year 2000 compliant. The Company anticipates that substantially all of the remaining work under this project, including testing of critical systems, will be initially completed by the end of 1998. The cost of the Year 2000 project was not material to the Company's 1997 earnings and is not expected to be material to the Company's 1998 earnings or thereafter. Such costs will be expensed as incurred. Unanticipated problems or difficulties, however, could significantly increase the Company's estimated expenditures for the Year 2000 project.

     The Company has provided its business customers, suppliers and vendors with information regarding the Company's progress on Year 2000 issues and has requested similar information in return. The Company continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities not affiliated with the Company do not appropriately address their own Year 2000 compliance issues.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The provisions of SFAS No. 125 apply to transactions occurring after December 31, 1996. This adoption has not had a material effect on the consolidated financial position or results of operations of the Company.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with a presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The provisions of SFAS No. 128 apply to financial statements issued for periods ending after December 15, 1997. Adoption did not have a material effect on the reported EPS of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management expects that adoption will not have a material effect on the consolidated financial position or results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute ten percent or more of combined revenue, income or assets. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Management expects that adoption will not have a material impact on the Company's consolidated financial statements.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-earning assets decrease relative to interest-bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

     The following table provides information about the Company's market sensitive financial instruments, categorized by maturity and the instruments' fair values at December 31, 1997. The table constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. For a description of the Company's policies with respect to managing risks associated with changing interest rates, see Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition-Interest Rate Risk Management."

     Although the Company characterizes some of its interest-sensitive assets as securities available-for-sale, such securities are not purchased with a view to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. Thus, all interest-sensitive assets described below are non-trading. See "Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies" included in Part IV, Item 14.

                                                                   Expected Maturity/Principal Repayment
                                         -------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1998            1999           2000           2001          2002        Thereafter
------------------------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE ASSETS:
  Cash and short-term investments         $ 229,147             --            --             --             --            --
  Net loans                                 572,477        221,485       173,478        129,847        116,771       217,010
  Securities available-for-sale              41,720         12,284        50,877         20,856         33,552        29,361
  Securities held-to-maturity                90,606         56,067        32,356         36,723         14,601         7,769
------------------------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES AND TRUST PREFERRED SECURITIES:
  Total deposits excluding time deposits    553,856        194,257       194,257       175,317              --             --
  Time deposits                             463,907        160,633        49,381        11,416          10,193            474
  Federal funds purchased                     4,025             --            --            --              --             --
  Securities sold under repurchase
     agreements                             176,350             --            --            --              --             --
  Other borrowed funds                       11,591             --            --            --              --             --
  Long-term debt                                489            667           135            51           4,151         26,033
  Mandatorily redeemable preferred
     securities of subsidiary trust              --             --            --            --              --         43,600
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     The expected maturities of securities are based upon contractual maturities adjusted for projected prepayments of principal and assumes no reinvestment of proceeds. The prepayment projections are based on the Company's historical experience and do not take into account any allowance for loan losses. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience. All other financial instruments are stated at contractual maturities.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

     Report of KPMG Peat Marwick LLP, Independent Auditors
     Consolidated Balance Sheets - December 31, 1997 and 1996
     Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information concerning each of the directors and executive officers of the Company:


     Name                Age          Position
     ----                ---          --------
Homer A. Scott, Jr.      63     Chairman of the Board
James R. Scott           48     Vice Chairman of the Board
Thomas W. Scott          54     President, Chief Executive Officer and Director
Terrill R. Moore         45     Senior Vice President, Chief Financial Officer
                                and Secretary
William G. Wilson        58     Senior Vice President
Edward Garding           48     Senior Vice President
Dan S. Scott             66     Director
Randy Scott              44     Director
Susan Scott Heyneman     59     Past Director
John M. Heyneman         30     Director
Joel Long                57     Director
James Haugh              60     Director


     HOMER A. SCOTT, JR. has been a director of FIBS since 1971 and the Chairman of the Board since 1988. Mr. Scott has served as a director of Montana-Dakota Utilities Resources Group, Inc. since 1983. Mr. Scott is the brother of James R. Scott, Thomas W. Scott, Dan S. Scott and Susan Scott Heyneman.

     JAMES R. SCOTT has been a director of FIBS since 1971 and the Vice Chairman of the Board since January 1990. Currently, Mr. Scott is also President of the First Interstate Bank Foundation. Mr. Scott is the brother of Homer A. Scott, Jr., Thomas W. Scott, Dan S. Scott and Susan Scott Heyneman.

     THOMAS W. SCOTT has been a director of FIBS since 1971 and has served as President and Chief Executive Officer of FIBS since 1978. Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott, Dan S. Scott and Susan Scott Heyneman.

     TERRILL R. MOORE has been a Senior Vice President, the Chief Financial Officer and Secretary of FIBS since November 1989, and served in various finance and accounting positions within the Company since April 1979. Mr. Moore was formerly a manager with KPMG Peat Marwick LLP.

     WILLIAM G. WILSON has been a Senior Vice President of FIBS since 1983. He was also Chief Financial Officer of FIBS until November 1989.

     EDWARD GARDING has been a Senior Vice President of FIBS since September 1996, and served in various management positions within the Company since 1971.

     DAN S. SCOTT has been a director of FIBS since 1971. Mr. Scott has served as President and General Manager of Padlock Ranch Co. since 1970. Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott and Susan Scott Heyneman.

     RANDY SCOTT has been a director of FIBS since August 1993. Mr. Scott was a trust officer of FIB Montana's trust division from 1991 until 1996. In total, Mr. Scott was employed by the Company for nineteen years. Mr. Scott is the son of Dan S. Scott.

     SUSAN SCOTT HEYNEMAN has been a director of FIBS since March 1994. Ms. Heyneman served previously as a director of FIBS, having resigned in 1989 due to pursue personal interests. With her husband, Ms. Heyneman has been a co-owner of the Bench Ranch for more than five years. Ms. Heyneman is the sister of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott and Dan S. Scott. Ms. Heyneman resigned as director effective March 19, 1998.

     JOHN M. HEYNEMAN became a director of the Company on March 19, 1998.
Mr. Heyneman is currently pursuing his graduate degree at Montana State University. Prior to beginning his graduate work, Mr. Heyneman was an international manufacturer's representative for petroleum processing equipment. Mr. Heyneman is the son of Susan Scott Heyneman and the nephew of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott and Dan S. Scott.

     JOEL LONG has been a director of FIBS since May 1996. Mr. Long has been the owner and Chairman of the Board of JTL Group, Inc., a construction firm doing business in Montana and Wyoming, since 1990.

     JAMES HAUGH became a director of the Company in November 1997. Mr. Haugh formed American Capital LLC, a financial consulting firm, in October 1994 and has operated this firm since its inception. Prior to forming American Capital LLC, Mr. Haugh was a partner in the accounting firm of KPMG Peat Marwick LLP.

BOARD COMMITTEE

     The Company's compensation committee is comprised of Homer A. Scott, Jr., James R. Scott, Dan S. Scott, James Haugh and Joel Long.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 ("EXCHANGE ACT")

     Because the Company does not have a class of equity securities registered under the Exchange Act, officers, directors and shareholders owning more than 10% of the common stock are not required to file any reports pursuant to Section 16 of the Exchange Act.

                       ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth data concerning the compensation received by the Chief Executive Officer of FIBS and four other executive officers of FIBS as of December 31, 1997, whose salary and bonus for the year ended December 31, 1997, exceeded $100,000 in the aggregate. In all cases, payment was for services in all capacities of the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                   Other         -------------
Name and                                                                           Annual          Options/          All Other
Principal Position                Year         Salary            Bonus         Compensation(1)      SARS (#)       Compensation(2)
------------------                ----       ---------         ---------       --------------     ------------     ---------------
Thomas W. Scott                   1997       $ 216,000         $ 125,000            $ 7,200        $        --         $ 23,698
  President & CEO                 1996         206,000            75,000              7,200                 --           23,002
                                  1995         200,000            63,000              7,200                 --           17,697


                          SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                   Other         -------------
Name and                                                                           Annual          Options/          All Other
Principal Position                Year         Salary            Bonus         Compensation(1)      SARS (#)       Compensation(2)
------------------                ----       ---------         ---------       --------------     ------------     ---------------
William H. Ruegamer               1997       $ 167,115         $  55,000            $    --        $ 1600/1600         $ 18,507
  Executive Vice                  1996         190,000            66,500                199          1400/1400           21,583
    President & COO(3)            1995         184,000            58,000                699          1400/1400           18,602

William G. Wilson                 1997       $ 105,500         $  31,500            $ 7,200        $   800/800         $ 13,304
  Senior Vice                     1996         102,000            39,580              7,200            600/600           12,544
    President                     1995          99,000            27,720              7,200            800/800           12,597

Edward Garding (4)                1997       $ 129,000         $  38,700            $ 7,200        $ 1200/1200         $ 15,606
  Senior Vice                     1996         106,730            30,000             20,860            800/800           12,431
    President                     1995              NA                NA                 NA                 NA               NA

Terrill R. Moore                  1997       $ 100,862         $  40,000            $ 7,200        $ 1200/1200         $ 12,836
  Senior Vice                     1996          86,684            35,184              7,200            800/800           12,740
    President & CFO               1995          80,800            22,624              7,200            800/800           11,462


(1) Other annual compensation principally relates to an auto allowance or the value of personal usage of a Company-owned vehicle.

(2) All other compensation includes (i) premiums paid by the Company on health and life insurance policies, (ii) contributions by the Company to the Company's noncontributory qualified profit sharing plan and (iii) contributions by the Company to the Company's contributory qualified employee savings plan, qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). For the fiscal year ending December 31, 1997, premiums on health and life insurance on behalf of Thomas W. Scott, William H. Ruegamer, William G. Wilson, Edward Garding and Terrill R. Moore were $2,984 for each, respectively. For the fiscal year ending December 31, 1997, contributions to the Company's profit sharing plan on behalf of Thomas W. Scott, William H. Ruegamer, William G. Wilson, Edward Garding and Terrill R. Moore were $10,329, $7,167, $5,045, $6,172 and $4,809, respectively. For the fiscal year ending December 31, 1997, contributions to the Company's employee savings plan on behalf of Thomas W. Scott, William H. Ruegamer, William
     G. Wilson, Edward Garding and Terrill R. Moore were $10,385, $8,356, $5,275, $6,450 and $5,043, respectively.

(3) Mr. Ruegamer resigned from all positions with the Company effective October 31, 1997. The "Salary," "Bonus" and "Other Annual Compensation" amounts for 1997 include amounts earned through October 31, 1997.

(4) Not an executive officer of FIBS prior to 1996. Included in "Other Annual Compensation" for 1996 was an amount of $13,660 for reimbursement of moving and related expenses.

OPTION/SAR GRANTS TABLE


     The following table provides information concerning grants of options to purchase FIBS common stock, no par value (the "Common Stock"), and related stock appreciation rights ("SARs") made during the year ended December 31, 1997, to the persons named in the Summary Compensation Table.

                     Option/SAR Grants in Last Fiscal Year

                                                                                                          Potential Realizable
                                        Individual Grants                                                       Value at
                                   -----------------------------                                             Assumed Annual
                                                      % of Total                                             Rates of Stock
                                                     Options/SARs                                          Price Appreciation
                                   Options/           Granted to        Exercise                            for Option Term
                                     SARS            Employees in        Price         Expiration         --------------------
       Name                       Granted (#)        Fiscal Year         ($/sh)           Date              5% ($)     10% ($)
       ----                      ------------        ------------       --------       ----------         --------    --------
Thomas W. Scott                       --                 --             $    --           --              $     --    $     --

William H. Ruegamer              1,600/1,600            8.16%             20.05         1/16/07             40,350     102,255

William G. Wilson                    800/800            4.08%             20.05         1/16/07             20,175      51,127

Edward Garding                   1,200/1,200            6.12%             20.05         1/16/07             30,262      76,691

Terrill R. Moore                 1,200/1,200            6.12%             20.05         1/16/07             30,262      76,691


     The following table indicates the number and value of the stock options and SARs exercised in 1997 and the number and value of unexercised stock options and SARs as of December 31, 1997. All stock options and SARs are currently exercisable.

      AGGREGATED OPTION/SAR EXERCISED IN 1997 AND FISCAL YEAR-END VALUES

                                                                                  Number of                   Value of Unexercised
                                     Shares                                      Unexercised                      In-The-Money
                                    Acquired              Value               Options and SARS at              Options and SARS at
     Name                         on Exercise            Realized              December 31, 1997                December 31, 1997
     ----                         -----------            --------             -------------------             --------------------
Thomas W. Scott                       --                 $     --                     --                           $   --

William H. Ruegamer                  2,304                 53,533                10,784/7,892                        184,628

William G. Wilson                     --                       --                 6,000/4,300                        102,305

Edward Garding                       1,384                 32,157                 7,956/5,578                        143,074

Terrill R. Moore                     1,384                 32,157                 7,292/5,246                        124,763


TERMINATION OF EMPLOYMENT ARRANGEMENT

     On August 25, 1997, the Company entered into an agreement with William
H. Ruegamer (the "Resignation Agreement"), pursuant to which Mr. Ruegamer and the Company agreed that Mr. Ruegamer resign from his employment with the Company effective October 31, 1997. Under the Resignation Agreement, Mr. Ruegamer agreed to release the Company from any potential claims, and the Company agreed to provide Mr. Ruegamer (i) a 1997 performance bonus of $55,000, (ii) the sum of $250,000, payable in 24 equal monthly installments,
(iii) health and dental insurance for Mr. Ruegamer and his spouse until October 31, 2001 (unless Mr. Ruegamer obtains other employment prior to that time), and (iv) a term life insurance policy in the amount of $500,000 to be funded by the Company for a period of 10 years. In consideration of Mr. Ruegamer agreeing not to compete for a period of two years, the Company also agreed (i) to extend the period in which the Company could repurchase any Common Stock owned by Mr. Ruegamer, (ii) to extend the exercise period of stock options and SARs held by Mr. Ruegamer, and (iii) to provide a lump-sum payment of $250,000 to Mr. Ruegamer on November 1, 1999.

SURVIVOR INCOME BENEFIT

     The Company has entered into survivor income agreements (the "Survivor Agreements") with certain executive employees. Under the Survivor Agreements, designated beneficiaries are entitled to receive a survivor income benefit if the executive dies before otherwise terminating employment with the Company. Pursuant to the Survivor Agreements and addenda thereto, the Survivor Agreement may convert to a split dollar insurance agreement subject to a 10 year vesting schedule. The Company has entered into this type of Survivor Agreement with Terrill R. Moore, William G. Wilson and Edward Garding.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

     The Company has a Stock Option and Stock Appreciation Rights Plan (the "Plan") for key senior officers of the Company. The Plan provides for the granting of stock options which are non-qualified under the Code and SARs in tandem with such options. Each option granted under the Plan may be exercised within a period of ten years from the date of grant.

COMPENSATION OF DIRECTORS

     Directors who are members of the Scott family or who are executive officers of the Company ("Inside Directors") are compensated for their services in the form of a salary and bonus, as determined by the Compensation Committee of the Board of Directors from time to time. Of the directors not named in the Summary Compensation Table above, Homer A. Scott, Jr. was paid a salary of $99,000 in each of 1997, 1996 and 1995. He was also paid a bonus of $20,000 in 1997, $15,000 in 1996 and $4,000 in 1995. James R. Scott was
paid a salary of $102,250 in each of 1997, 1996 and 1995 and a bonus of $20,000 in 1997, $15,000 in 1996 and $10,000 in 1995. Dan S. Scott was paid a salary of $39,000 in each of 1997, 1996 and 1995 and a bonus of $20,000 in 1997, $15,000 in 1996 and $15,000 in 1995. Randy Scott was paid a salary of $18,050 in 1997 and 1996. Non-Inside Directors, presently consisting of Joel Long and James Haugh, receive a $400 monthly retainer, $500 per board meeting attended and $250 for each committee meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Homer A. Scott, Jr., James R. Scott, Dan S. Scott, James Haugh, and Joel Long serve on the Compensation Committee of the Board of Directors. With the exception of Joel Long and James Haugh, all committee members were officers or employees receiving compensation from FIBS for services rendered. Homer A. Scott, Jr. and James R. Scott were formerly officers of FIBS.

INDEMNIFICATION

     Officers and directors of FIBS are entitled to indemnification under the Montana Business Corporation Act and pursuant to a Resolution of the Board of Directors dated January 12, 1987. A summary of the indemnification provision in such resolution follows:

          Pursuant to a resolution of the Board of Directors dated January 12, 1987, and under the authority of Section 35-1-414 of the Montana Business Corporation Act, the Company shall indemnify each director and officer of the Company (including former officers and directors) and each agent of the Company serving as a director or officer of a Bank, serving at the specific direction or request of the Company (but only to the extent that such director, officer or agent is not indemnified by the Bank or by insurance provided by the Company), against judgments, penalties, fines, settlements and reasonable expenses actually and reasonably paid by such director, officer or agent by reason of the fact that he or she is or was a director or officer of the Company or such Bank, to the extent provided by and subject to the limitations of the Montana Business Corporation Act.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 1997 with respect to the beneficial ownership of the Common Stock for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Unless otherwise indicated in the notes to the table, all shares shown in the following table are owned both of record and beneficially and each of the following parties has sole voting and investment power with respect to such shares.

                                        Number of                    Percent
                                         Shares                    Beneficially
  Beneficial Owner(1)               Beneficially Owned                Owned
  -------------------               ------------------             ------------
James R. Scott(2)                       1,351,316                     16.83%
439 Grandview Blvd.
Billings, Montana  59102

Randy Scott(3)                          1,156,193                     14.40%
521 Freedom Avenue
Billings, Montana  59105

Homer Scott, Jr.(4)                     1,052,628                     13.11%
122 Scott Drive
Sheridan, Wyoming  82801

Thomas W. Scott                           773,788                      9.64%
P.O. Box 30876
Billings, Montana  59107

Susan Scott Heyneman(5)                    569,876                     7.10%
P.O. Box 285
Fishtail, Montana  59028

FIB Montana(6)                             494,864                     6.16%
P.O. Box 30918
Billings, Montana  59116

Dan S. Scott(7)                            381,068                     4.75%
William H. Ruegamer(8)                      40,696                     0.51%
William G. Wilson(8)                        31,528                     0.39%
Edward Garding(8)                           21,644                     0.27%
Terrill R. Moore(8)                         16,164                     0.20%
Joel Long                                    4,940                     0.06%
James Haugh                                  4,940                     0.06%

All directors and executive officers as a group
(12 persons)(8)                                                       67.30%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 31, 1997, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity.

(2)  Includes 560,068 shares owned beneficially as managing partner of J.S.
     Investments Limited Partnership, 24,988 shares as trustee for      John
     M. Heyneman, Jr. and 24,988 shares as trustee for Thomas Scott Heyneman.

(3) Includes 1,119,792 shares owned beneficially as managing partner of Nbar5 Limited Partnership.

(4) Includes 88,816 shares owned beneficially as trustee for Riki Rae Scott Davidson, 75,276 shares as trustee for Risa Kae Scott Brown and 88,824 shares as trustee for Rae Ann Scott Morse.

(5) Includes 323,060 shares owned beneficially as general partner of Towanda Investments, Limited Partnership.

(6) Includes 230,360 shares owned beneficially as trustee for Jonathan R. Scott, 229,304 shares as trustee for Julie Anne Scott and 35,200 shares as trustee for James F. Heyneman.

(7) Includes 48,960 shares owned beneficially as managing partner of Nbar5 A, 41,452 shares as managing partner of Nbar5 O, 37,700 shares as managing partner of Nbar5 K, 33,944 shares as managing partner of Nbar5 S and 33,944 shares as managing partner of Nbar5 T.

(8) Includes options to purchase 10,784 shares, 6,000 shares 7,956 shares 7,292 shares held by William H. Ruegamer, William G. Wilson, Edward Garding and Terrill R. Moore, respectively.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with related parties, including business with directors, officers, stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with unrelated persons and that did not involve more than a normal risk of collectibility or present other unfavorable features. To the extent that such transactions consisted of extensions of credit to Company executive officers and directors and to certain members of the Scott family, such extensions of credit were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Loans to FIBS's executive officers, directors and their related interests represented approximately 7.0% of the Company's stockholders' equity as of December 31, 1997. Loans to executive officers, directors and related interests of officers and directors of FIBS and the Banks represented approximately 10.5% of the Company's stockholders' equity as of December 31, 1997.

     In July 1997, 78,072 shares of common stock were sold by the Company to certain officers, directors, director nominees and employees. The total cash price was $1.66 million.

     In October 1997, 87,236 shares of common stock were sold by the Company to 403 individual participants in the Company's 401(k) Savings Plan. The total cash price was $2.05 million.

     From time to time the Company repurchases shares of common stock from stockholders of the Company pursuant to stockholder repurchase agreements and otherwise at the then appraised value thereof. In addition, the Company may redeem shares of common stock from the Company's 401(k) Savings Plan on a quarterly basis in accordance with the investment elections of the plan's participants or in connection with distributions under the plan. For the year ended December 31, 1997, the Company redeemed shares of common stock from the Company's 401(k) Savings Plan in the amount of $137,437.

     The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. The other 50% interest in the partnership is owned by a company in which Joel Long, a director of the Company, owns beneficially an equity interest of approximately 33%. Indebtedness of the partnership ($10.4 million as of December 31, 1997) is recourse to the partners and guaranteed by the Company. The Company paid rent to the partnership of $814,000 in 1997.


                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Following are the Company's audited consolidated financial statements.

                           INDEPENDENT AUDITORS' REPORT


KPMG Peat Marwick LLP



The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP



Billings, Montana
February 6, 1998

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

December 31,                                                                   1997             1996
-------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                 $    136,025         160,962
  Federal funds sold                                                            58,675           4,945
  Interest-bearing deposits in banks                                            34,447           6,545
  Investment securities:
     Available-for-sale                                                        188,650         124,502
     Held-to-maturity                                                          236,953         279,069
-------------------------------------------------------------------------------------------------------
                                                                               425,603         403,571
-------------------------------------------------------------------------------------------------------
  Loans                                                                      1,470,414       1,375,479
  Less allowance for loan losses                                                28,180          27,797
-------------------------------------------------------------------------------------------------------
  Net loans                                                                  1,442,234       1,347,682
-------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                   61,274          58,183
  Accrued interest receivable                                                   22,046          19,573
  Goodwill, net of accumulated amortization of $8,486
     in 1997 and $5,901 in 1996                                                 31,801          37,958
  Other real estate owned, net                                                   1,362           1,546
  Deferred tax asset                                                             5,946           4,921
  Other assets                                                                  15,351          17,951
-------------------------------------------------------------------------------------------------------
                                                                          $  2,234,764       2,063,837
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
     Noninterest bearing                                                  $    372,056         385,371
     Interest bearing                                                        1,432,950       1,294,053
-------------------------------------------------------------------------------------------------------
  Total deposits                                                             1,805,006       1,679,424
-------------------------------------------------------------------------------------------------------
  Federal funds purchased                                                        4,025          13,450
  Securities sold under repurchase agreements                                  176,350         129,137
  Accounts payable and accrued expenses                                         20,599          18,027
  Other borrowed funds                                                          11,591          13,071
  Long-term debt                                                                31,526          64,667
-------------------------------------------------------------------------------------------------------
  Total liabilities                                                          2,049,097       1,917,776
-------------------------------------------------------------------------------------------------------
  Mandatorily redeemable preferred securities of subsidiary trust               40,000            -

  Stockholders' equity:
     Non-voting noncumulative 8.53% preferred stock without par value;
        authorized 100,000 shares, none and 20,000 shares issued and
        outstanding as of December 31, 1997 and 1996, respectively                -             20,000
     Common stock without par value; authorized 20,000,000 shares;
        issued and outstanding 8,030,799 shares and 7,913,072 shares
        as of December 31, 1997 and 1996, respectively                          11,490           8,941
     Retained earnings                                                         133,277         116,613
     Unrealized holding gain on investment securities
        available-for-sale, net                                                    900             507
-------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                   145,667         146,061
-------------------------------------------------------------------------------------------------------
                                                                          $  2,234,764       2,063,837
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
  Book value per common share                                             $      18.14           15.93
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Year Ended December 31,                                                       1997             1996             1995
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                               $ 140,083          99,882          83,577
  Interest and dividends on investment securities:
     Taxable                                                                  21,958          15,343          12,147
     Exempt from Federal taxes                                                 1,109             982             783
  Interest on deposits with banks                                                448             376             368
  Interest on Federal funds sold                                               2,210           1,342           2,095
---------------------------------------------------------------------------------------------------------------------
           Total interest income                                             165,808         117,925          98,970
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                        58,129          42,122          35,898
  Interest on Federal funds purchased                                          1,499           1,043           1,008
  Interest on securities sold under repurchase agreements                      6,474           4,508           3,560
  Interest on other borrowed funds                                               873             318             298
  Interest on long-term debt                                                   5,165           2,028           1,182
  Interest on mandatorily redeemable preferred securities
     of subsidiary trust                                                         523             -              -
---------------------------------------------------------------------------------------------------------------------
           Total interest expense                                             72,663          50,019          41,946
---------------------------------------------------------------------------------------------------------------------
           Net interest income                                                93,145          67,906          57,024
Provision for loan losses                                                      4,240           3,844           1,629
---------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses                88,905          64,062          55,395

Other operating income:
  Income from fiduciary activities                                             4,083           3,161           2,619
  Service charges on deposit accounts                                          9,855           7,752           6,532
  Data processing                                                              7,380           7,324           6,196
  Other service charges, commissions, and fees                                 3,787           2,857           2,535
  Investment securities gains (losses), net                                       89              18              (6)
  Other income                                                                 1,652           2,815             888
---------------------------------------------------------------------------------------------------------------------
           Total other operating income                                       26,846          23,927          18,764
---------------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and wages                                                          29,448          21,789          18,917
  Employee benefits                                                            8,097           5,742           4,777
  Occupancy, net                                                               6,077           4,505           3,916
  Furniture and equipment                                                      7,721           6,249           5,244
  Other real estate income, net                                                 (465)           (214)           (586)
  FDIC insurance                                                                 206               5           1,127
  Goodwill amortization expense                                                2,585           1,019             442
  Other expenses                                                              20,497          14,300          12,141
---------------------------------------------------------------------------------------------------------------------
           Total other operating expenses                                     74,166          53,395          45,978
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    41,585          34,594          28,181
Income tax expense                                                            15,730          13,351          10,844
---------------------------------------------------------------------------------------------------------------------
           Net income                                                      $  25,855          21,243          17,337
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                               $  24,401          20,818          17,337
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                            $    3.07            2.65            2.22
Diluted earnings per common share                                               3.05            2.64            2.21
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               Unrealized              Total
                                        Preferred           Common          Retained          holding gains         stockholders'
                                          stock             stock           earnings          (losses), net            equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994            $      -            7,531            88,677               (936)                95,272

Common stock transactions:
  75,524 shares retired                        -           (1,197)               -                   -                 (1,197)
  26,908 shares issued                         -              358                -                   -                    358

Cash dividends declared
  ($0.48 per common share)                     -               -             (3,733)                 -                 (3,733)

Increase in unrealized gains
  on available-for-sale
  investment securities, net                   -               -                 -               1,329                  1,329

Net income                                     -               -             17,337                 -                  17,337
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                   -            6,692           102,281                393                109,366

Preferred stock issuance:
  20,000 shares issued                     20,000              -                 -                  -                  20,000

Preferred stock issuance costs                 -               -               (458)                -                    (458)

Common stock transactions:
  65,808 shares retired                        -           (1,229)               -                  -                  (1,229)
  187,840 shares issued                        -            3,478                -                  -                   3,478

Cash dividends declared:
  Common ($0.78 per share)                     -               -             (6,028)                -                  (6,028)
  Preferred (8.53%)                            -               -               (425)                -                    (425)

Increase in unrealized gains
  on available-for-sale
  investment securities, net                   -               -                 -                 114                    114

Net income                                     -               -             21,243                 -                  21,243
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            $  20,000           8,941           116,613                507                146,061

Preferred stock retirement:
  20,000 shares retired                   (20,000)             -                 -                  -                 (20,000)

Common stock transactions:
  60,169 shares retired                        -           (1,322)               -                  -                   3,871
  177,896 shares issued                        -            3,871                -                  -                  (1,322)

Cash dividends declared:
  Common ($0.98 per share)                     -               -             (7,737)                -                  (7,737)
  Preferred (8.53%)                            -               -             (1,454)                -                  (1,454)

Increase in unrealized gains
  on available-for-sale
  investment securities, net                   -               -                 -                 393                    393

Net income                                     -               -             25,855                 -                  25,855
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            $      -           11,490           133,277                900                145,667
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Year Ended December 31,                                                   1997             1996            1995
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                           $   25,855         21,243          17,337
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provisions for loan and other real estate losses                       4,236          3,823           1,601
     Depreciation and amortization                                          8,549          5,584           4,272
     Net premium amortization (discount accretion)
      on investment securities                                             (1,049)           591           1,111
     Loss (gain) on sale of investments, net                                  (89)           (18)              6
     Gain on sale of other real estate owned                                 (595)          (335)           (527)
     Gain on sale of premises and equipment                                    (9)            (2)            -
     Provision for deferred income taxes                                   (1,306)          (528)            129
     Increase in interest receivable                                       (2,473)          (507)         (1,828)
     Decrease (increase) in other assets                                    5,198         (1,697)          2,069
     Increase in accounts payable and accrued expenses                      6,144            394           3,553
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          44,461         28,548          27,723
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Net change in interest-bearing deposits                                (27,902)        16,495         (22,012)
   Purchases of investment securities:
      Held-to-maturity                                                   (412,855)      (200,361)        (88,857)
      Available-for-sale                                                 (133,043)       (63,477)        (12,254)
   Proceeds from maturities and paydowns of investment securities:
      Held-to-maturity                                                    456,069        150,313         116,267
      Available-for-sale                                                   38,401         62,460          12,901
   Sales of investment securities:
      Available-for-sale                                                   31,208          5,523             -
   Extensions of credit to customers, net of repayments                  (101,673)       (98,142)        (70,149)
   Recoveries on loans charged-off                                          3,094          1,987           1,016
   Proceeds from sale of other real estate owned                            2,130          1,121           1,236
   Acquisitions of subsidiaries, net                                       (1,726)        24,840         (10,465)
   Capital distribution from (contribution to)  joint venture                (275)           150          (2,100)
   Capital expenditures, net                                               (8,880)        (6,324)         (4,675)
------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                            (155,452)      (105,415)        (79,092)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                               125,582         56,674          76,354
   Net increase (decrease) in federal funds and repurchase agreements      37,788        (15,938)         29,148
   Repayments of other borrowed funds, net                                 (1,480)          (871)         (1,594)
   Borrowings of long-term debt                                             5,750         66,939          13,484
   Repayment of long-term debt                                            (38,891)       (22,410)         (3,066)
   Proceeds of issuance of mandatorily redeemable preferred
     securities of subsidiary trust                                        40,000           -                -
   Debt issuance costs                                                     (2,323)          -                -
   Proceeds from issuance of common stock                                   3,871          3,478             358
   Proceeds from issuance of preferred stock, net of issuance costs          -            19,542             -
   Payments to retire common stock                                         (1,322)        (1,229)         (1,197)
   Payments to retire preferred stock                                     (20,000)          -                -
   Dividends paid on common stock                                          (7,737)        (6,028)         (3,733)
   Dividends paid on preferred stock                                       (1,454)          (425)            -
------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         139,784         99,732         109,754
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  28,793         22,865          58,385

Cash and cash equivalents at beginning of year                            165,907        143,042          84,657
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  194,700        165,907         143,042
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                              $   70,484         48,334         38,944
   Cash paid during the year for taxes                                     17,830         12,805          9,845
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


Noncash Investing and Financing Activities - The Company transferred loans of $1,347, $668 and $227 to other real estate owned in 1997, 1996 and 1995, respectively.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION. The Company, through the branch offices of its banking subsidiaries, provides a full range of banking services to individual and corporate customers throughout the states of Montana and Wyoming. The Company is subject to competition from other financial institutions and financial service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

     During 1997, the Company merged its six banking subsidiaries into two resultant bank subsidiaries, First Interstate Bank in Montana and First Interstate Bank in Wyoming.

     Effective October 7, 1997, First Interstate BancSystem of Montana, Inc. changed its name to First Interstate BancSystem, Inc.

     The following is a summary of significant accounting policies utilized by the Company:

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Interstate BancSystem, Inc. (Parent Company) and its operating subsidiaries: First Interstate Bank in Montana ("FIB Montana"), First Interstate Bank in Wyoming ("FIB Wyoming"), Commerce Financial, Inc. and FIB Capital Trust. All material intercompany transactions have been eliminated in consolidation.

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

     At December 31, 1997 the Company was required to have aggregate reserves in the form of cash on hand and deposits with the Federal Reserve Bank of approximately $7,247. Also, an additional $16,000 compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     INVESTMENT SECURITIES. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Subordinated debentures that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of stockholders' equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account assets and reported at fair value. The Company carried no trading account assets during 1997, 1996 or 1995. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

     The amortized cost of subordinated debentures classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums over the estimated average life of the security, accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income with interest and dividends. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

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

     Significant loan origination fees and prepaid interest, net of related costs, are recognized over the expected lives of the related loans as an adjustment of yield.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

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

     GOODWILL. Goodwill consists of the excess purchase price over the fair value of net assets from acquisitions ("excess purchase price") and the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions ("core deposit intangibles").
     Excess purchase price is being amortized using the straight-line method over periods of primarily 15 to 25 years. Core deposit intangibles are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

     OTHER INTANGIBLES. Purchased mortgage servicing rights ("MSR") represent the value of purchased rights to service mortgage loans. The MSR are amortized over the period of estimated net servicing income not expected to exceed 12 years. MSR are evaluated for impairment based on the MSR current fair value. MSR of $781 and $1,052 as of December 31, 1997 and 1996, respectively, are included in other assets.

     PREMISES AND EQUIPMENT. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized using straight-line methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Consolidated depreciation expense was $5,964 in 1997, $4,182 in 1996 and $3,541 in 1995.

     LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles (e.g. premises, Goodwill, core deposit intangibles) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the assets' fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 1997 or 1996.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     SFAS No. 125 generally requires the Company to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based on market quotes and are amortized in proportion to and over the period of estimated net servicing income. Servicing rights are subsequently evaluated for impairment by stratifying the servicing assets based on risk characteristics including loan type, note rate, and loan term.

     Adoption of the statement did not have a material impact on the financial condition or results of operations of the Company. The Company capitalized mortgage servicing rights of $238 on loans sold with servicing retained in 1997. There were no impairment losses recognized in 1997.

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

     PER SHARE DATA. The Company adopted SFAS No. 128, "Earnings Per Share," as of January 1, 1997. SFAS No. 128 revises the manner in which earnings per share (EPS) is calculated by replacing the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. All periods presented have been restated to conform with SFAS No. 128. The Company also adopted SFAS No. 129, "Disclosures of Information About Capital Structure." This statement was issued in connection with SFAS No. 128 and lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions.

     Basic earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common stock outstanding during the period. Book value per common share is calculated by dividing total stockholders' equity less preferred stock by the number of common shares outstanding at the end of the year.

     On October 7, 1997, the Company effected a four-for-one split of the Parent Company's existing common stock. All share and per share data presented have been restated to give effect to the stock split.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     STOCK-BASED COMPENSATION. The Company measures compensation costs for stock-based employee compensation plans using the intrinsic value-based method of accounting in accordance with Accounting Principles Board
     No. 25.

     YEAR 2000. In 1997, the Company established an overall plan to address the Year 2000 issues as they affect financial reporting. Year 2000 issues involve the use of only two digits to identify a year in a date field, potentially causing application failures or erroneous results at the Year 2000. Upon development of the overall plan, the Company began modifying its computer systems to be Year 2000 compliant by the end of 1998. Management does not expect costs related to the modification project to be material. Such costs will be expensed as incurred.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 and 1995 amounts to conform to the 1997 presentation.

(2)  REGULATORY MATTERS

     The Company is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 1997, the Company exceeded all capital adequacy requirements to which is was subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the following table:

                                                                                  Adequately                        Well
                                                      Actual                     Capitalized                    Capitalized
                                             -----------------------       -----------------------       ------------------------
                                                Amount        Ratio           Amount        Ratio          Amount          Ratio
     ------------------------------------------------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 1997:
        Total risk-based capital:
           Consolidated                      $ 192,839        12.2%         $ 126,516        8.0%         $ 158,145        10.0%
           FIB Montana                         131,374        12.4             84,603        8.0            105,754        10.0
           FIB Wyoming                          64,231        12.4             41,421        8.0             51,777        10.0

        Tier 1 risk-based capital:
           Consolidated                        152,967         9.7             63,258        4.0             94,887         6.0
           FIB Montana                         118,113        11.2             42,302        4.0             63,452         6.0
           FIB Wyoming                          57,696        11.1             20,711        4.0             31,066         6.0

        Leverage capital ratio:
           Consolidated                        152,967         6.9             88,207        4.0            110,259         5.0
           FIB Montana                         118,113         8.1             58,423        4.0             73,028         5.0
           FIB Wyoming                          57,696         7.8             29,565        4.0             36,956         5.0
     ------------------------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                  Adequately                        Well
                                                      Actual                     Capitalized                    Capitalized
                                             -----------------------       -----------------------       ------------------------
                                                Amount        Ratio           Amount        Ratio          Amount          Ratio
     ------------------------------------------------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 1996:
        Total risk-based capital:
           Consolidated                      $ 145,782        10.0%         $ 116,898        8.0%         $ 146,123        10.0%
           FIB Montana                         124,102         12.2            81,437        8.0            101,796        10.0
           FIB Wyoming                          59,786         13.2            36,228        8.0             45,285        10.0

        Tier 1 risk-based capital:
           Consolidated                        107,399          7.4            58,449        4.0             87,674         6.0
           FIB Montana                         109,690         11.0            40,718        4.0             61,077         6.0
           FIB Wyoming                          54,040         11.9            18,114        4.0             27,171         6.0

        Leverage capital ratio:
           Consolidated                        107,399          5.3            81,382        4.0            101,728         5.0
           FIB Montana                         109,690          8.0            55,930        4.0             69,913         5.0
           FIB Wyoming                          54,040          7.8            27,764        4.0             34,705         5.0
     ------------------------------------------------------------------------------------------------------------------------------

(3)  INVESTMENT SECURITIES

     The amortized cost and approximate market values of investment securities are summarized as follows:

     AVAILABLE-FOR-SALE

                                                                       Gross          Gross          Estimated
                                                  Amortized          unrealized     unrealized         market
     December 31, 1997                              cost               gains          losses           value
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury securities                     $  63,869             594             -              64,463
     Obligations of U.S. Government agencies         56,304              76            (59)            56,321
     States, county and municipal securities          7,479             315             -               7,794
     Corporate securities                             4,331               5             -               4,336
     Other mortgage-backed securities                46,057             321            (37)            46,341
     Other securities                                 9,136             259             -               9,395
     -----------------------------------------------------------------------------------------------------------
        Total                                     $ 187,176           1,570            (96)           188,650
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     HELD-TO-MATURITY

                                                                       Gross          Gross          Estimated
                                                  Amortized          unrealized     unrealized         market
     December 31, 1997                              cost               gains          losses           value
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury securities                     $ 181,428           1,019           (128)           182,319
     Obligations of U.S. Government agencies         27,892             117            (34)            27,975
     States, county and municipal securities         17,645             174             (2)            17,817
     Corporate securities                             6,260              -              (6)             6,254
     Other mortgage-backed securities                 3,728              29              -              3,757
     -----------------------------------------------------------------------------------------------------------
        Total                                     $ 236,953           1,339           (170)           238,122
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     Gross gains of $89 and no gross losses were realized on the sale of available-for-sale securities in 1997.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     AVAILABLE-FOR-SALE

                                                                       Gross          Gross          Estimated
                                                  Amortized          unrealized     unrealized         market
     December 31, 1996                              cost               gains          losses           value
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury securities                     $  45,272             153              -             45,425
     Obligations of U.S. Government agencies         54,919             340           (114)            55,145
     States, county and municipal securities          7,717             295             (2)             8,010
     Corporate securities                             2,484               7             (5)             2,486
     Other mortgage-backed securities                 3,703              16            (10)             3,709
     Other securities                                 9,607             120              -              9,727
     -----------------------------------------------------------------------------------------------------------
        Total                                     $ 123,702             931           (131)           124,502
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     HELD-TO-MATURITY

                                                                       Gross          Gross          Estimated
                                                  Amortized          unrealized     unrealized         market
     December 31, 1996                              cost               gains          losses           value
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury securities                     $ 169,196             445           (731)           168,910
     Obligations of U.S. Government agencies         89,600             158           (179)            89,579
     States, county and municipal securities         11,793             152            (12)            11,933
     Corporate securities                             8,480               1            (27)             8,454
     -----------------------------------------------------------------------------------------------------------
        Total                                     $ 279,069             756           (949)           278,876
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     Gross gains of $18 and no gross losses were realized on the sale of available-for-sale securities in 1996.

     Gross gains of $6 and gross losses of $12 were realized on the sale of available-for-sale securities in 1995.

     Maturities of investment securities by contractual maturity at December 31, 1997 are shown below. Maturities of securities do not reflect rate repricing opportunities present in many adjustable rate mortgage-backed and corporate securities. Maturities of mortgage-backed securities have been adjusted to reflect expected shorter maturities based upon early prepayments of principal.


     ------------------------------------------------------------------------------------------------------
     December 31,1997                               Available-for-Sale              Held-to-Maturity
     ------------------------------------------------------------------------------------------------------
                                              Amortized        Estimated       Amortized       Estimated
                                                 cost         market value       cost         market value
     ------------------------------------------------------------------------------------------------------
     Within one year                          $  42,018          42,122          90,627          90,653
     After one but within five years            117,439         118,326         138,709         139,786
     After five years but within ten years       11,270          11,444           5,694           5,744
     After ten years                              7,313           7,363           1,923           1,939
     ------------------------------------------------------------------------------------------------------
          Total                                 178,040         179,255         236,953         238,122
     ------------------------------------------------------------------------------------------------------
     Other                                        9,136           9,395            -               -
     ------------------------------------------------------------------------------------------------------
          Total                               $ 187,176         188,650         236,953         238,122
     ------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------

     There are no significant concentrations of investments at December 31, 1997 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     At December 31, 1997 and 1996, $14,097 and $18,148, respectively, of variable rate securities are included in investment securities.

     Investment securities with amortized cost of $333,920 and $251,709 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under repurchase agreements and for other purposes required or permitted by law. The approximate market value of securities pledged at December 31, 1997 and 1996 was $335,500 and $252,070, respectively. All securities sold under repurchase agreements are with customers and generally mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)  LOANS

     Major categories and balances of loans included in the loan portfolios are as follows:

     December 31,                             1997            1996
     ---------------------------------------------------------------
     Agricultural (1)                    $   164,046         143,572
     Commercial (2)                          526,355         471,458
     Real estate                             268,463         274,141
     Consumer (3)                            505,741         484,865
     Other loans, including overdrafts         5,809           1,443
     ---------------------------------------------------------------
     Total loans                         $ 1,470,414       1,375,479
     ---------------------------------------------------------------
     ---------------------------------------------------------------

        (1) Includes loans to agricultural customers secured by real estate of $56,397 and $52,689 at December 31, 1997 and 1996, respectively.

        (2) Includes loans secured by commercial real estate properties of $264,842 and $198,570 at December 31, 1997 and 1996, respectively.

        (3) Includes loans secured by second mortgages on real estate of $93,510 and $74,607 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above. The Company has no loans or loan commitments to highly leveraged companies.

     Nonaccrual loans amounted to $9,681 and $6,822 at December 31, 1997 and 1996, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $763 and $405, respectively. Loans contractually past due ninety days or more aggregating $4,883 on December 31, 1997 and $6,432 on December 31, 1996 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

     Included in the nonaccrual loans at December 31, 1997 and 1996 are $1,909 and $5,122, respectively, of loans which are considered impaired. Of this amount, an impairment allowance of $676 and $436, respectively, is included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was approximately $7,580, $3,870 and $3,080, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 1997, 1996 and 1995 would have been approximately $706, $357 and $283, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Also included in total loans at December 31, 1997 and 1996 are loans with a carrying value of $928 and $1,763, respectively, the terms of which have been modified in troubled debt restructurings. Restructured debt includes nonaccrual loans of $2 at December 31, 1997. There were no nonaccrual loans included in restructured debt at December 31, 1996. The interest income recognized on restructured loans approximated
      $122, $158 and $161 during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, there were no commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

      Most of the Company's business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company's trade area are not significant and management's anticipated credit losses arising from these transactions compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

      Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $15,329 at December 31, 1997 and $12,174 at December 31, 1996 (including outstanding loans of new executive officers and directors in 1997). During 1997, new loans and advances on existing loans of $11,613 were funded and repayments totaled $8,458. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

(5)   ALLOWANCE FOR LOAN LOSSES

      A summary of changes in the allowance for loan losses follows:

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Balance at beginning of year                          $  27,797          15,171          13,726
      Allowance of acquired banks                                  -           10,553             917
      Provision charged to operating expense                    4,240           3,844           1,629
      Less loans charged-off                                   (6,951)         (3,758)         (2,117)
      Add back recoveries of loans previously charged-off       3,094           1,987           1,016
      ------------------------------------------------------------------------------------------------

      Balance at end of year                                $  28,180          27,797          15,171
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

(6)   PREMISES AND EQUIPMENT

      Premises and equipment and related accumulated depreciation are as follows:

      December 31,                                              1997           1996
      -------------------------------------------------------------------------------
      Land                                                  $   9,639          8,350
      Buildings and improvements                               56,443         53,609
      Furniture and equipment                                  24,253         24,689
      -------------------------------------------------------------------------------
                                                               90,335         86,648
      Less accumulated depreciation                            29,061         28,465
      -------------------------------------------------------------------------------

      Premises and equipment, net                           $  61,274         58,183
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7)   OTHER REAL ESTATE OWNED

      Other real estate owned (OREO) consists of the following:

      December 31,                                              1997           1996
      -------------------------------------------------------------------------------
      Other real estate                                     $  1,824           2,057
      Less allowance for OREO losses                             462             511
      -------------------------------------------------------------------------------

                                                            $  1,362           1,546
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      A summary of transactions in the allowance for OREO losses follows:

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Balance at beginning of year                          $    511              554           1,048
      Provision (reversal) during the year                        (4)             (21)            (28)
      Property writedowns                                        (45)             (16)           (449)
      Losses on sales                                              -               (6)            (17)
      ------------------------------------------------------------------------------------------------

      Balance at end of year                                $    462              511             554
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

(8)   CASH SURRENDER VALUE OF LIFE INSURANCE

      The Company maintains key-executive life insurance policies on certain principal shareholders. Under the key-executive insurance, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of key-executive insurance policies was $7,000 at December 31, 1997. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 1997 and 1996 are $2,621 and $2,540, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $400 and $278 at December 31, 1997 and 1996, respectively.

      During 1994, the Company provided insurance contracts for certain key officers. The net cash surrender value of these contracts is $1,525 and $1,365 at December 31, 1997 and 1996, respectively, and is included in other assets. Upon retirement, the officers have the option of entering into a split-dollar contract with the Company providing insurance coverage for the difference between the Company's cash surrender value and the face amount of the policy. The Company currently accrues the earned portion of the post-employment benefit.

(9)   DEPOSITS

      Deposits are summarized as follows:

      December 31,                                             1997            1996
      -------------------------------------------------------------------------------
      Noninterest bearing demand                          $   372,056        385,371

      Interest bearing:
         Demand                                               314,185        316,964
         Savings                                              431,446        396,845
         Time, $100 and over                                  163,643        122,242
         Time, other                                          523,676        458,002
      -------------------------------------------------------------------------------

         Total interest bearing                             1,432,950      1,294,053
      -------------------------------------------------------------------------------

                                                          $ 1,805,006      1,679,424
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Maturities of time deposits at December 31, 1997 are as follows:

                                            Time, $100
                                              and Over      Total Time
      -----------------------------------------------------------------------
      1998                                  $ 121,588         458,119
      1999                                     34,024         158,629
      2000                                      5,541          48,765
      2001                                      1,790          11,273
      2002                                        700          10,066
      Thereafter                                   -              467
      -----------------------------------------------------------------------

                                            $ 163,643         687,319
      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

      Interest expense on time deposits of $100 or more was $7,778, $5,514 and $4,581 for the years ended December 31, 1997, 1996 and 1995, respectively.

(10)  INCOME TAXES

      Income tax expense (benefit) consists of the following:

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Current:
         Federal                                            $ 15,006          12,004             9,194
         State                                                 2,030           1,875             1,521
      ------------------------------------------------------------------------------------------------
                                                              17,036          13,879            10,715
      ------------------------------------------------------------------------------------------------
      Deferred:
         Federal                                              (1,140)           (492)              134
         State                                                  (166)            (36)               (5)
      ------------------------------------------------------------------------------------------------

                                                              (1,306)           (528)              129
      ------------------------------------------------------------------------------------------------

                                                            $ 15,730          13,351            10,844
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

      Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1997, 1996 and 1995 to income before income taxes as a result of the following:

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Tax expense at the statutory tax rate                 $ 14,555           12,108           9,863
      Increase (decrease) in tax resulting from:
         Tax-exempt income                                      (520)            (472)           (374)
         State income tax, net of Federal income tax benefit   1,211            1,190             985
         Amortization of nondeductible Goodwill                  311              318             289
         Other, net                                              173              207              81
      ------------------------------------------------------------------------------------------------

                                                            $ 15,730           13,351          10,844
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

      December 31,                                             1997            1996
      -------------------------------------------------------------------------------
      Deferred tax assets:
         Loans, principally due to allowance for
            loan losses                                   $    9,296           8,712
         Other real estate owned, principally due to
            differences in bases                                 283            118
         Employee benefits                                     1,374            828
         Other                                                   275             45
      -------------------------------------------------------------------------------

            Net deferred tax assets                           11,228          9,703
      -------------------------------------------------------------------------------

      Deferred tax liabilities:
         Fixed assets, principally differences in bases
            and depreciation                                    (928)          (926)
         Investment in joint venture partnership,
            principally due to differences in
            depreciation of partnership assets                (1,025)          (904)
         Prepaid amounts                                        (273)          (138)
         Investment securities, principally differences
            in bases                                            (550)          (370)
         Investment securities available-for-sale               (574)          (293)
         Goodwill                                             (1,896)        (2,151)
         Other                                                   (36)             -
      -------------------------------------------------------------------------------

      Net deferred tax liabilities                            (5,282)        (4,782)
      -------------------------------------------------------------------------------

      Net deferred tax asset                               $   5,946          4,921
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1997 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

      The Company had current income taxes receivable of $286 at December 31, 1997 and current income taxes payable of $508 at December 31, 1996.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11)  LONG-TERM DEBT AND OTHER BORROWED FUNDS

      A summary of long-term debt follows:

      December 31,                                             1997            1996
      -------------------------------------------------------------------------------
      Parent Company:
         Revolving term loan due December 31, 2003 at
            variable interest rates (7.44% weighted
            average rate at December 31, 1997)            $   6,700           39,200
         7.50% subordinated notes, unsecured, interest
            payable semi-annually, due in increasing
            annual principal payments beginning
            October 1, 2002 in the amount of $3,400
            with final maturity on October 1, 2006           20,000           20,000
         Various unsecured notes payable to former
            stockholders at various rates of 5.80% to
            8.50% due in annual installments aggregating
            $486, plus interest, through March 1999             710            1,196

      Subsidiaries:
          Various notes payable to Federal Home Loan
             Bank of Seattle, interest due monthly at
             various rates and maturities (weighted
             average rate of 6.53% at December 31, 1997)      4,116            4,271
      -------------------------------------------------------------------------------

                                                          $  31,526           64,667
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      Maturities of long-term debt for the years ending December 31 follow:

                         1998                                $    489
                         1999                                     667
                         2000                                     135
                         2001                                      51
                         2002                                   4,151
                         Thereafter                            26,033
      -------------------------------------------------------------------------------

                                                             $ 31,526
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      The proceeds from issuance of the revolving term note, subordinated notes and preferred stock (see note 15) were utilized to fund acquisitions (see note 20).

      In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

      The Company has a revolving term loan with its primary lender in the amount of $6,700 at December 31, 1997. The available borrowing amount at December 31, 1997 of $19.3 million is reduced by $2,000 on a semi-annual basis. The revolving facility requires an annual commitment fee of 0.15% on the unadvanced amount. The Company may elect at various dates either prime or a Eurodollar rate which varies depending on the Company's capital ratios. The term note payable is secured by 100% of the outstanding capital stock of the Company's bank subsidiaries.

      The notes payable to Federal Home Loan Bank of Seattle (FHLB) are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      The following is a summary of other borrowed funds, all of which mature within one year:

      December 31,                                             1997            1996
      -------------------------------------------------------------------------------
      Interest bearing demand notes issued to the United
         States Treasury, secured by investment
         securities (5.16% weighted average rate at
         December 31, 1997)                               $   11,591          11,071
      5.45% interest bearing demand note issued to
         Federal Home Loan Bank of Seattle paid in 1997           -            2,000
      -------------------------------------------------------------------------------

                                                          $   11,591          13,071
      -------------------------------------------------------------------------------
      -------------------------------------------------------------------------------

      The Company has Federal funds lines of credit with third parties amounting to $135,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has been approved for participation in the Federal Home Loan Bank Cash Management Advance Program for borrowings up to approximately $98,687.

(12)  EMPLOYEE BENEFIT PLANS

      PROFIT SHARING PLAN. The Company has a noncontributory profit sharing plan. To be eligible for the profit sharing plan, an employee must complete one year of employment and 1,000 hours or more of service. Quarterly contributions are determined by the Company's Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Contributions to this plan were $1,022, $839 and $685 in 1997, 1996 and 1995, respectively.

      SAVINGS PLAN. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee's compensation. The recorded expense related to this plan was $1,030 in 1997, $814 in 1996 and $703 in 1995.

      STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan for senior officers of the Company. All options and stock appreciation rights ("SAR's") granted have an exercise price of book value of the Company prior to 1993 and appraised value thereafter. Each option granted under the Plan can be immediately exercised up to ten years from the date of grant. SAR's are granted and exercised in tandem with options. The stock issued in conjunction with the exercise of options is subject to a shareholder agreement (see note 15). The consolidated expense related to this plan was $514 in 1997, $72 in 1996 and $170 in 1995.

      Information with respect to the Company's stock options and SAR's are as follows:

                                              1997                 1996               1995
      Year ended December 31,          Options    SAR's     Options    SAR's    Options    SAR's
      --------------------------------------------------------------------------------------------
      Outstanding, beginning of year   115,836    78,320    116,752    79,236   120,464    82,140
      Granted                           19,600    19,600     16,600    16,600    16,500    16,500
      Exercised                        (12,232)   (6,468)   (17,516)  (17,516)  (20,212)  (19,404)
      --------------------------------------------------------------------------------------------

      Outstanding, end of year         123,204    91,452    115,836    78,320   116,752    79,236
      --------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Information with respect to the weighted-average stock option exercise prices are as follows:

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Granted during year                                   $ 20.05            $ 17.86        $ 15.80
      Exercised during year                                    5.83               4.95           5.68
      Outstanding, end of year                                12.73               9.67           8.89
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

      Stratification and additional detail regarding the exercisable options outstanding at December 31, 1997 are as follows:

           Exercise             Number              Weighted-average              Weighted-average
          price range        outstanding             remaining life                exercise price
      ------------------------------------------------------------------------------------------------
         $4.56 - $ 7.61         39,704                 2.56 years                      $  6.45
        $11.40 - $20.05         83,500                 7.28 years                        15.72
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

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

      The following weighted-average assumptions were used in the valuation model: risk-free interest rates of 6.58%, 5.65% and 7.78% in 1997, 1996 and 1995, respectively; dividend yield of 4.03%, 2.50% and 2.67% in 1997, 1996 and 1995, respectively; and expected life of options of 10 years in 1997, 1996 and 1995.

      Pro forma disclosures, listed below, include options granted in 1997, 1996 and 1995 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is expensed in the year granted as all options are vested upon grant.

      Year ending December 31,                                 1997             1996            1995
      ------------------------------------------------------------------------------------------------
      Net income as reported                                $  25,855          21,243          17,337
      Pro forma net income                                     25,692          21,102          17,211

      Net income applicable to common stock as reported        24,401          20,818          17,337
      Pro forma net income applicable to common stock          24,238          20,677          17,211

      Basic earnings per common share as reported                3.07            2.65            2.22
      Pro forma basic earnings per common share                  3.05            2.63            2.20

      Diluted earnings per common share as reported              3.05            2.64            2.21
      Pro forma diluted earnings per common share                3.03            2.62            2.19
      ------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13)  COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

      During 1997, the Company purchased a 50% ownership interest in a Cessna aircraft. The investment is accounted for using the equity method.
      The Company is jointly and severally liable for aircraft indebtedness of $1,259 as of December 31, 1997. Usage charges and overhaul accruals expensed in 1997 totaled $104.

      The Parent Company and the Billings office of First Interstate Bank in Montana ("FIB Montana") are the anchor tenants in a building owned by a joint venture partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. Indebtedness of the partnership in the amount of $10,405 at December 31, 1997 is recourse to the partners. Total rents paid to the partnership were $814 in 1997 and 1996 and $711 in 1995.

      The Company also leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,204 in 1997, $1,019 in 1996 and $1,425 in 1995.

      The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

                                              Third
                                             parties     Partnership    Total
      ------------------------------------------------------------------------
      For the year ending December 31:
         1998                                $   407          814        1,221
         1999                                    408          814        1,222
         2000                                    307          814        1,121
         2001                                    255          814        1,070
         2002                                    221          814        1,035
         Thereafter                            1,495        2,240        3,734
      ------------------------------------------------------------------------

                                             $ 3,093        6,310        9,403
      ------------------------------------------------------------------------
      ------------------------------------------------------------------------

      In September 1983, the Company entered into a franchise agreement ("Franchise Agreement") with First Interstate Bancorp ("First Interstate"), a Los Angeles based bank holding company which was acquired by Wells Fargo and Company April 1, 1996. Under the Franchise Agreement, the Company was First Interstate's exclusive licensee in the states of Montana and Wyoming. On May 24, 1996, the Company entered into a trademark license agreement granting the Company and its subsidiaries an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana, Wyoming, North Dakota, South Dakota and Nebraska and the franchise agreement was terminated.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 1997, stand-by letters of credit in the amount of $20,692, were outstanding. Commitments to extend credit to existing and new borrowers approximated $297,767 at December 31, 1997, which includes $30,513 on unused credit card lines.

(15)  CAPITAL STOCK

      On September 26, 1996 ("Issuance Date"), the Company issued 20,000 shares of no par noncumulative perpetual preferred stock ("Preferred Stock") at a price of $1,000 per share. The holders of Preferred Stock were entitled to receive dividends in cash at the rate of $85.30 per share. On November 7, 1997, the Preferred Stock was redeemed at a price of $1,000 per share plus accrued but unpaid dividends of $178.
      In conjunction with the redemption the Company recorded a $500 prepayment penalty.

      At December 31, 1997 nearly all shares of common stock held by shareholders are subject to shareholder's agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the shareholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additional shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company's discretion.

(16)  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

      FIB Capital Trust ("Trust"), a wholly-owned statutory business trust, was formed on October 1, 1997 with an initial capitalization of $1.2 million. The Trust was formed for the exclusive purpose of issuing Capital Trust Preferred Securities ("trust preferred securities") and using the proceeds to purchase Junior Subordinated Debentures ("subordinated debentures") issued by the Company. The sole assets of the Trust are the subordinated debentures.

      On November 7, 1997, the Trust issued $40,000 of trust preferred securities bearing a cumulative fixed interest rate of 8.625% and maturing on December 1, 2027. Interest distributions are payable quarterly beginning December 31, 1997. The trust preferred securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by the Trust. The obligations of the Company under the subordinated debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Also on November 7, 1997, the Company issued $41,237 in subordinated debentures, the proceeds of which were used to redeem $20,000 of Preferred Stock and paydown revolving term debt.

      The subordinated debentures are unsecured, bear interest at a rate of 8.625% per annum and mature on December 1, 2027. Interest is payable quarterly beginning December 31, 1997. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the trust preferred securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

      Subject to approval by the Federal Reserve Bank, the trust preferred securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002. The trust preferred securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIB Capital becoming subject to federal income tax on income received on the subordinated debentures, (2) interest payable by FIBS on the subordinated debentures becoming non-deductible for federal tax purposes, (3) the requirement for FIB Capital to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as "Tier 1 capital" under the Federal Reserve capital adequacy guidelines.

      The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes. Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $2,323 have been capitalized and are being amortized through maturity to interest expense using the straight-line method.

(17)  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

      Following is condensed financial information of First Interstate BancSystem, Inc.:

      December 31,                                              1997             1996
      ----------------------------------------------------------------------------------
      CONDENSED BALANCE SHEETS:
         Cash and cash equivalents                           $   3,208            2,905
         Investment in subsidiaries, at equity:
            First Interstate Bank in Montana                   136,349          133,443
            First Interstate Bank in Wyoming                    69,820           68,105
            Non-bank subsidiary - Commerce Financial, Inc.         481              408
            Non-bank subsidiary - FIB Capital Trust              1,237                -
      ----------------------------------------------------------------------------------
            Total investment in subsidiaries, at equity        207,887          201,956

         Goodwill, net of accumulated amortization               2,339            2,633
         Other assets                                            6,478            4,068
      ----------------------------------------------------------------------------------
                                                             $ 219,912          211,562
      ----------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------

         Other liabilities                                   $   5,580            5,105
         Long-term debt                                         68,665           60,396
      ----------------------------------------------------------------------------------
                                                                74,245           65,501
         Stockholders' equity                                  145,667          146,061
      ----------------------------------------------------------------------------------

                                                             $ 219,912          211,562
      ----------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Year ended December 31,                                   1997             1996              1995
      --------------------------------------------------------------------------------------------------
      CONDENSED STATEMENTS OF INCOME:
         Dividends from subsidiary banks                     $  25,857           19,529          10,993
         Interest on note receivable from non-bank
            subsidiary                                               5               15              32
         Other interest income                                      70              143              30
         Other income, primarily management fees
            from subsidiaries                                    2,340            1,788           1,508
      --------------------------------------------------------------------------------------------------

         Total income                                           28,272           21,475          12,563
      --------------------------------------------------------------------------------------------------

         Salaries and benefits                                   3,262            2,627           2,370
         Interest expense                                        4,861            1,919           1,010
         Other operating expenses, net                           3,406            2,612           1,835
      --------------------------------------------------------------------------------------------------

         Total expenses                                         11,529            7,158           5,215
      --------------------------------------------------------------------------------------------------

         Data Division income, net of operating expenses         2,411            1,990           1,667
      --------------------------------------------------------------------------------------------------

         Earnings before income tax benefits                    19,154           16,307           9,015
         Income tax benefit                                      2,401              979             565
      --------------------------------------------------------------------------------------------------

         Income before undistributed earnings
            of subsidiaries                                     21,555           17,286           9,580
      --------------------------------------------------------------------------------------------------

         Undistributed earnings of subsidiaries                  4,300            3,957           7,757
      --------------------------------------------------------------------------------------------------

         Net income                                           $ 25,855           21,243          17,337
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------

      CONDENSED STATEMENTS OF CASH FLOWS:
         Cash flows from operating activities:
            Net income                                        $ 25,855           21,243          17,337
            Adjustments to reconcile net income to cash
               provided by operating activities:
                  Undistributed earnings of subsidiaries        (4,300)          (3,957)         (7,757)
                  Depreciation and amortization                    303              311             312
                  Provision for deferred income taxes             (532)              11             348
                  Deposit on bank acquisition                        -                -             250
                  Other, net                                     1,119              802             967
      --------------------------------------------------------------------------------------------------
         Net cash provided by operating activities              22,445           18,410          11,457
      --------------------------------------------------------------------------------------------------

         Cash flows from investing activities:
            Net decrease in advances to non-bank subsidiary         96              133             154
            Purchase of investments                               (293)               -               -
            Maturities of investments                                -                -           7,500
            Decrease (increase) in premises and equipment            6               (2)         (1,095)
            Capitalization of de novo subsidiary                     -           (2,000)              -
            Capitalization of non-bank subsidiary               (1,237)               -               -
            Acquisitions of subsidiaries, net                        -          (80,393)        (17,478)
      --------------------------------------------------------------------------------------------------

         Net cash used in investing activities                  (1,428)         (82,262)        (10,919)
      --------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Year ended December 31,                                   1997             1996              1995
      --------------------------------------------------------------------------------------------------
      CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED):
         Cash flows from financing activities:
            Borrowings of long-term debt                     $  46,987          66,939            8,484
            Repayments of long-term debt                       (38,736)        (17,410)          (3,066)
            Debt issuance costs, net                            (2,323)              -                -
            Dividends paid on common stock                      (7,737)         (6,028)          (3,733)
            Payments to retire common stock                     (1,322)         (1,229)          (1,197)
            Payments to retire preferred stock                 (20,000)              -                -
            Issuance of common stock                             3,871           3,478              358
            Proceeds from issuance of preferred stock,
               net of issuance costs                                 -          19,542                -
            Dividends paid on preferred stock                   (1,454)           (425)               -
      --------------------------------------------------------------------------------------------------

            Net cash provided by (used in) financing
               activities                                      (20,714)         64,867              846
      --------------------------------------------------------------------------------------------------

         Net increase in cash and cash equivalents                 303           1,015            1,384
         Cash and cash equivalents, beginning of year            2,905           1,890              506
      --------------------------------------------------------------------------------------------------

         Cash and cash equivalents, end of year              $   3,208           2,905            1,890
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------

(18)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            FINANCIAL ASSETS. Due to the liquid and/or short-term nature of cash, cash equivalents and interest-bearing deposits in bank, carrying value of these instruments approximates market value. Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of fixed rate loans is calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. The fair value of adjustable rate loans approximates the carrying value of these instruments due to the frequent repricing, provided there have been no changes in credit quality since origination.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

            FINANCIAL LIABILITIES AND TRUST SECURITIES. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities. The term note payable and revolving term loan bear interest at a floating market rate and, as such, the carrying amounts are deemed to reflect fair value. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. The book value of the subordinated notes approximates fair value estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair value of the mandatorily redeemable preferred securities of subsidiary trust is based on quoted market price.

            COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available.

      A summary of the estimated fair values of financial instruments follows:

                                                                      1997                         1996
      --------------------------------------------------------------------------------------------------------------
                                                               Carrying     Estimated      Carrying      Estimated
      As of December 31,                                        Amount     Fair Value       Amount      Fair Value
      --------------------------------------------------------------------------------------------------------------
      Financial assets:
           Cash and short-term investments                    $  229,147      229,147        172,452       172,452
           Securities available-for-sale                         188,650      188,650        124,502       124,502
           Securities held-to-maturity                           236,953      238,122        279,069       278,876
           Net loans                                           1,442,234    1,431,068      1,347,682     1,344,336
      --------------------------------------------------------------------------------------------------------------
      Total financial assets                                  $2,096,984    2,086,987      1,923,705     1,920,166
      --------------------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------------------

      Financial liabilities and trust preferred securities:
           Total deposits, excluding time deposits            $1,117,687    1,117,687      1,099,180     1,099,180
           Time deposits                                         687,319      696,004        580,244       587,718
           Federal funds purchased                                 4,025        4,025         13,450        13,450
           Securities sold under repurchase agreements           176,350      176,350        129,137       129,137
           Other borrowed funds                                   11,591       11,591         13,071        13,071
           Long-term debt                                         31,526       31,526         64,667        64,667
           Mandatorily redeemable preferred securities
                of subsidiary trust                               40,000       43,600              -             -
      --------------------------------------------------------------------------------------------------------------
      Total financial liabilities and
           trust preferred securities                         $2,068,498    2,080,783      1,899,749     1,907,223
      --------------------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(19)  EARNINGS PER SHARE

      Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                        Weighted-Average
                                                             Income          Shares        Per Share
      For the years ended December 31,                     (Numerator)    (Denominator)      Amount
      --------------------------------------------------------------------------------------------------
      1997:
           Net income                                        $25,855
           Less preferred stock dividends                     (1,454)
      --------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders       24,401        7,946,092         3.07
           Effect of Dilutive Securities: Options                  -           41,829
      --------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                     and assumed conversions                 $24,401        7,987,921         3.05
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------

      1996:
           Net income                                        $21,243
           Less preferred stock dividends                       (425)
      --------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders       20,818        7,847,668         2.65
           Effect of Dilutive Securities: Options                  -           33,356
      --------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                     and assumed conversions                 $20,818        7,881,024         2.64
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------

      1995:
           Net income                                        $17,337
           Less preferred stock dividends                          -
      --------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders       17,337        7,815,612         2.22
           Effect of Dilutive Securities: Options                  -           28,032
      --------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                     and assumed conversions                  $17,337       7,843,644         2.21
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(20)  ACQUISITIONS AND EXPANSION

      FIRST CITIZENS BANK OF BOZEMAN. On January 3, 1995, the Company acquired all of the outstanding ownership of Citizens BancShares, Inc. and its bank subsidiary, First Citizens Bank of Bozeman (collectively "CBI"). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1995 includes CBI's results of operations since the date of the purchase. CBI was merged with First Interstate Bank of Commerce of Montana in 1995.

      FIRST NATIONAL PARK BANK. On May 19, 1995, the Company acquired all of the outstanding ownership of First Park County Bancshares, Inc. and its bank subsidiary, First National Park Bank (collectively "FPCBI"). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1995 includes FPCBI's results of operations since the date of the purchase. FPCBI was merged with First Interstate Bank of Commerce of Montana in 1995.

      FIRST INTERSTATE BANK, FSB. In November 1995, the Company filed an application with the Office of Thrift Supervision for permission to form a de novo savings bank in Hamilton, Montana. Upon approval, the Company capitalized the savings bank at $2,000 and opened the bank on December 12, 1996. Effective December 22, 1997, the savings bank was combined with and became a branch of First Interstate Bank in Montana.

      FIRST INTERSTATE BANK OF MONTANA, N.A. AND FIRST INTERSTATE BANK OF WYOMING, N.A. On October 1, 1996, the Company acquired all of the outstanding ownership of First Interstate Bank of Montana, N.A. (FIBNA-MT) and First Interstate Bank of Wyoming, N.A. (FIBNA-WY). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIBNA-MT's and FIBNA-WY's results of operations since the date of purchase. During June 1997, FIBNA-MT merged with First Interstate Bank in Montana and FIBNA-WY merged with First Interstate Bank in Wyoming.

      MOUNTAIN BANK OF WHITEFISH. On December 18, 1996, the Company acquired all of the outstanding ownership of Mountain Bank of Whitefish (FIB-Whitefish). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIB-Whitefish's results of operations since the date of purchase. During June 1997, FIB-Whitefish merged with First Interstate Bank in Montana.

      MOUNTAIN FINANCIAL. On February 5, 1997, First Interstate Bank in Montana purchased the assets of Mountain Financial, a loan production office in Eureka, Montana. The total cash purchase price of the assets aggregated $1,726, of which $166 was for premises and equipment and the remaining $1,560 was for loans acquired. Mountain Financial subsequently became a branch of First Interstate Bank in Montana.

      During June 1997, the Company finalized its allocation of purchase price related to the 1996 acquisitions of FIBNA-MT, FIBNA-WY and FIB-Whitefish. Changes in preliminary estimates of the fair value of loans, other assets and other liabilities resulted in a $3,572 decrease in goodwill.

(a)  2.  Financial statement schedules

         All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)  3.  Exhibits

         3.1(1)      Restated Articles of Incorporation dated February 27, 1986
         3.2(2)      Articles of Amendment to Restated Articles of Incorporation
                     dated September 26, 1996
         3.3(2)      Articles of Amendment to Restated Articles of Incorporation
                     dated September 26, 1996
         3.4(6)      Articles of Amendment to Restated Articles of Incorporation
                     dated October 7, 1997
         3.5(3)      Bylaws of First Interstate BancSystem, Inc.
         4.1(4)      Specimen of common stock certificate of First Interstate
                     BancSystem, Inc.
         4.2(1)      Stockholder's Agreement for non-Scott family members
         4.3         Junior Subordinated Indenture dated November 7, 1997
                     entered into between First Interstate and Wilmington
                     Trust Company, as Indenture Trustee
         4.4(6)      Certificate of Trust of FIB Capital Trust dated as of
                     October 1, 1997
         4.5(6)      Trust Agreement of FIB Capital dated as of October 1, 1997
         4.6         Amended and Restated Trust Agreement of FIB Capital Trust
         4.7         Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
         4.8         Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
         4.9         Guarantee Agreement between First Interstate BancSystem,
                     Inc. and Wilmington Trust Company
         4.10        Agreement as to Expenses and Liabilities (included as an
                     exhibit to Exhibit 4.6)
         10.1(2)     Loan Agreement dated October 1, 1996, between First
                     Interstate BancSystem, Inc., as borrower, and First
                     Security Bank, N.A., Colorado National Bank, N.A. and
                     Wells Fargo Bank, N.A.
         10.2(2)     Note Purchase Agreement dated August 30, 1996, between
                     First Interstate BancSystem, Inc. and the Montana Board
                     of Investments
         10.3(1)     Lease Agreement Between Billings 401 Joint Venture and
                     First Interstate Bank Montana and addendum thereto
         10.4(5) +   Savings and Profit Sharing Plan for Employees of First
                     Interstate BancSystem, Inc., as amended December 31, 1994
         10.5(3) +   Amendment to the Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. adopted
                     September 21, 1995
         10.6(3) +   First Amendment to Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. dated
                     December 20, 1995
         10.7(3) +   Second Amendment to Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. dated
                     July 18, 1996
         10.8(3) +   Third Amendment to Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. dated
                     September 19, 1996
         10.9(3) +   Fourth Amendment to Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. dated
                     January 16, 1997
         10.10(6) +  Fifth Amendment to Savings and Profit Sharing Plan for
                     Employees of First Interstate BancSystem, Inc. dated
                     September 18, 1997
         10.11(1) +  Stock Option and Stock Appreciation Rights Plan of First
                     Interstate BancSystem, Inc., as amended
         10.12(1)    First Interstate BancSystem, Inc. Stockholders'
                     Agreements with Scott family members
         10.13(5)    Amendment to First Interstate BancSystem, Inc.
                     Stockholder's Agreement with Scott family members dated
                     September 7, 1995
         10.14(5)    Credit Agreement between Billings 401 Joint Venture and
                     Colorado National Bank dated as of September 26, 1995
         10.15(3)    Trademark License Agreement between Wells Fargo &
                     Company and First Interstate BancSystem, Inc.
         10.16+(6)   Resignation Agreement between First Interstate BancSystem, Inc.
                     and William H. Ruegamer

         12.1        Statement Regarding Computation of Ratio of Earnings to Fixed Charges
         21.1        Subsidiaries of First Interstate BancSystem, Inc.
         27.1        Financial Data Schedule as of December 31, 1997
         27.2        Financial Data Schedule (Restated) for First, Second and Third
                     Quarters 1997
         27.3        Financial Data Schedule (Restated) as of December 31, 1996 and for
                     Second and Third Quarters 1996

         +    Management contract or compensatory plan.

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-84540.

         (2) Incorporated by reference to the Registrant's Form 8-K dated October 1, 1996.

         (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-25633.

         (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-3250.

         (5) Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1, No. 33-84540.

         (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-37847.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)      Exhibits

         See Item 14(a)3 above.

(d)      Financial Statements Schedules

         See Item 14(a)2 above.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Billings, State of Montana.

                 FIRST INTERSTATE BANCSYSTEM, INC.

                 By        /s/ THOMAS W. SCOTT                  MARCH 23, 1998

                 -----------------------------------            -------------
                 Thomas W. Scott                                     Date
                 President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:  /s/ HOMER A. SCOTT, JR.                                    MARCH 23, 1998
-----------------------------------                             ---------------
     Homer A. Scott, Jr.                                             Date
     Chairman

By:  /s/ DAN S. SCOTT                                           MARCH 23, 1998
-----------------------------------                             ---------------
     Dan S. Scott                                                    Date
     Director

By: /s/ JAMES R. SCOTT*                                         MARCH 23, 1998
-----------------------------------                             ---------------
    James R. Scott, Vice Chairman                                    Date
    of the Board

By: /s/ RANDALL I. SCOTT                                        MARCH 23, 1998
-----------------------------------                             ---------------
    Randall I. Scott, Director                                       Date

By: /s/ JOHN M. HEYNEMAN                                        MARCH 23, 1998
-----------------------------------                             ---------------
    John M. Heyneman, Director                                       Date

By: /s/ JOEL LONG                                               MARCH 23, 1998
-----------------------------------                             ---------------
    Joel Long, Director                                              Date

By: /s/ JAMES HAUGH                                             MARCH 23, 1998
-----------------------------------                             ---------------
    James Haugh, Director                                            Date

By: /s/ THOMAS W. SCOTT                                          MARCH 23, 1998
-----------------------------------                             ---------------
    Thomas W. Scott                                                   Date
    President, Chief Executive
    Officer and Director
    (Principal executive officer)

By: /s/ TERRILL R. MOORE                                         MARCH 23, 1998
-----------------------------------                             ---------------
    Terrill R. Moore                                                  Date
    Senior Vice President,
    Chief Executive
    Officer and Secretary
    (Principal financial and accounting officer)


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                     PURSUANT TO SECTION 12 OF THE ACT

    The Registrant has not yet provided any annual report to security holders covering the 1997 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant's 1998 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.

                                   EXHIBIT INDEX
  Exhibit No.   Description

     3.1(1)     Restated Articles of Incorporation dated February 27, 1986
     3.2(2)     Articles of Amendment to Restated Articles of Incorporation dated
                September 26, 1996
     3.3(2)     Articles of Amendment to Restated Articles of Incorporation dated
                September 26, 1996
     3.4(6)     Articles of Amendment to Restated Articles of Incorporation dated
                October 7, 1997
     3.5(3)     Bylaws of First Interstate BancSystem, Inc.
     4.1(4)     Specimen of common stock certificate of First Interstate
                BancSystem, Inc.
     4.2(1)     Stockholder's Agreement for non-Scott family members
     4.3        Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as
                Indenture Trustee
     4.4(6)     Certificate of Trust of FIB Capital Trust dated as of October 1,
                1997
     4.5(6)     Trust Agreement of FIB Capital dated as of October 1, 1997
     4.6        Amended and Restated Trust Agreement of FIB Capital Trust
     4.7        Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
     4.8        Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
     4.9        Guarantee Agreement between First Interstate BancSystem, Inc. and
                Wilmington Trust Company
     4.10       Agreement as to Expenses and Liabilities (included as an exhibit to
                Exhibit 4.6)
     10.1(2)    Loan Agreement dated October 1, 1996, between First Interstate
                BancSystem, Inc., as borrower, and First Security Bank, N.A.,
                Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
     10.2(2)    Note Purchase Agreement dated August 30, 1996, between First
                Interstate BancSystem, Inc. and the Montana Board of Investments
     10.3(1)    Lease Agreement Between Billings 401 Joint Venture and First
                Interstate Bank Montana and addendum thereto
     10.4(5) +  Savings and Profit Sharing Plan for Employees of First Interstate
                BancSystem, Inc., as amended December 31, 1994
     10.5(3) +  Amendment to the Savings and Profit Sharing Plan for Employees of
                First Interstate BancSystem, Inc. adopted September 21, 1995
     10.6(3) +  First Amendment to Savings and Profit Sharing Plan for Employees
                of First Interstate BancSystem, Inc. dated December 20, 1995
     10.7(3) +  Second Amendment to Savings and Profit Sharing Plan for Employees
                of First Interstate BancSystem, Inc. dated July 18, 1996
     10.8(3) +  Third Amendment to Savings and Profit Sharing Plan for Employees
                of First Interstate BancSystem, Inc. dated September 19, 1996
     10.9(3) +  Fourth Amendment to Savings and Profit Sharing Plan for Employees
                of First Interstate BancSystem, Inc. dated January 16, 1997
     10.10(6) + Fifth Amendment to Savings and Profit Sharing Plan for
                Employees of First Interstate BancSystem, Inc. dated
                September 18, 1997
     10.11(1) + Stock Option and Stock Appreciation Rights Plan of First
                Interstate BancSystem, Inc., as amended
     10.12(1)   First Interstate BancSystem, Inc. Stockholders' Agreements with
                Scott family members
     10.13(5)   Amendment to First Interstate BancSystem, Inc. Stockholder's
                Agreement with Scott family members dated September 7, 1995
     10.14(5)   Credit Agreement between Billings 401 Joint Venture and Colorado
                National Bank dated as of September 26, 1995
     10.15(3)   Trademark License Agreement between Wells Fargo & Company and
                First Interstate BancSystem, Inc.
     10.16+(6)  Resignation Agreement between First Interstate BancSystem, Inc.
                and William H. Ruegamer

     12.1       Statement Regarding Computation of Ratio of Earnings to Fixed Charges
     21.1       Subsidiaries of First Interstate BancSystem, Inc.
     27.1       Financial Data Schedule as of December 31, 1997
     27.2       Financial Data Schedule (Restated) for First, Second and Third
                Quarters 1997
     27.3       Financial Data Schedule (Restated) as of December 31, 1996 and for
                Second and Third Quarters 1996

     +    Management contract or compensatory plan.
     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-84540.
     (2)  Incorporated by reference to the Registrant's Form 8-K dated
          October 1, 1996.
     (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-25633.
     (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-3250.
     (5) Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1, No. 33-84540.
     (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-37847.