Form 10-Q
period 1998-03-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1998-05-15
CIK 860413

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the transaction period from         to
                                               -------    -------

                         COMMISSION FILE NUMBER   333-3250
                                               ----------

                         FIRST INTERSTATE BANCSYSTEM, INC.
                         ---------------------------------
               (Exact name of registrant as specified in its charter)


                       Montana                              81-0331430
          --------------------------------            ----------------------
          (State or other jurisdiction of               (IRS Employer
           incorporation or organization)                Identification No.)

           PO Box 30918, 401 North 31st Street, Billings, MT   59116-0918
         -----------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:    406/255-5390
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes  X   No
                                         ---     ---

The Registrant had 8,021,906 shares of common stock outstanding on March 31, 1998.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Quarterly Report on Form 10-Q


                             Index                                          Page
                             -----                                          ----
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1998 and December 31, 1997                       3

                   Consolidated Statements of Income
                   Three months ended March 31, 1998 and 1997                 4

                   Consolidated Statements of Stockholders' Equity
                   Three months ended March 31, 1998 and year ended
                   December 31, 1997                                          5

                   Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997                 6

                   Notes to Unaudited Consolidated Financial Statements       7

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition And Results of Operations                        9

          Item 3 - Quantitative and Qualitative Disclosures about Market
                   Risk                                                       12


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                          13

          Item 2 - Changes in Securities                                      13

          Item 3 - Defaults on Senior Securities                              13

          Item 4 - Submission of Matters to a Vote of Security Holders        13

          Item 5 - Other Information                                          13

          Item 6 - Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                    14


                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets
               (Dollars in thousands, except share and per share data)

                                                                      March 31,
                         Assets                                          1998         December 31,
                         ------                                      (unaudited)          1997
                                                                     -----------      ------------
Cash and due from banks                                              $   125,567        136,025
Federal funds sold                                                        70,015         58,675
Interest bearing deposits in banks                                        20,068         34,447
Investment securities:
     Available-for-sale                                                  252,040        188,650
     Held-to-maturity                                                    214,094        236,953
                                                                      ----------     ----------
                                                                         466,134        425,603

Loans                                                                  1,461,818      1,470,414
Less allowance for loan losses                                            29,022         28,180
                                                                      ----------     ----------
     Net loans                                                         1,432,796      1,442,234


Premises and equipment, net                                               61,792         61,274
Accrued interest receivable                                               21,204         22,046
Goodwill, net of accumulated amortization of $9,122 at
     March 31, 1998 (unaudited) and $8,486 at December 31, 1997           31,165         31,801
Other real estate owned, net                                               1,441          1,362
Deferred tax asset                                                         6,015          5,946
                                                                      ----------     ----------
Other assets                                                              15,003         15,351
                                                                     $ 2,251,200      2,234,764
                                                                      ----------     ----------
                                                                      ----------     ----------

                      Liabilities and Stockholders' Equity

Deposits:
     Noninterest bearing                                             $   351,991        372,056
     Interest bearing                                                  1,485,253      1,432,950
                                                                      ----------     ----------
          Total deposits                                               1,837,244      1,805,006

Federal funds purchased                                                    2,000          4,025
Securities sold under repurchase agreements                              159,578        176,350
Accounts payable and accrued expenses                                     21,765         20,599
Other borrowed funds                                                       9,676         11,591
Long-term debt                                                            31,355         31,526
                                                                      ----------     ----------
          Total liabilities                                            2,061,618      2,049,097


Mandatorily redeemable securities of subsidiary trust                     40,000         40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 8,021,906 shares as of March 31, 1998
     (unaudited) and 8,030,799 shares as of December 31, 1997             11,214         11,490
Retained earnings                                                        137,586        133,277
Accumulated other comprehensive income                                       782            900
                                                                      ----------     ----------
          Total stockholders' equity                                     149,582        145,667
                                                                      ----------     ----------
                                                                     $ 2,251,200      2,234,764
                                                                      ----------     ----------
                                                                      ----------     ----------


          Book value per common share                                $     18.65          18.14
                                                                      ----------     ----------
                                                                      ----------     ----------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
              (Dollars in thousands, except share and per share data)
                                    (Unaudited)

                                                                                   For the three months
                                                                                     ended March 31,
                                                                                  ----------------------
                                                                                    1998            1997
                                                                                    ----            ----
Interest income:
     Interest and fees on loans                                                  $  35,191         33,330
     Interest and dividends on investment securities:
          Taxable                                                                    6,323          5,343
          Exempt from Federal taxes                                                    326            251
          Interest on deposits with banks                                              195             85
     Interest on Federal funds sold                                                    966            152
                                                                                  --------        -------
               Total interest income                                                43,001         39,161
                                                                                  --------        -------
Interest expense:
     Interest on deposits                                                           16,237         13,387
     Interest on Federal funds purchased                                                38            318
     Interest on securities sold under repurchase agreements                         1,774          1,325
     Interest on other borrowed funds                                                  108             73
     Interest on long-term debt                                                        661          1,289
     Interest on mandatorily redeemable securities of subsidiary trust                 888             -
                                                                                  --------        -------
               Total interest expense                                               19,706         16,392
                                                                                  --------        -------
               Net interest income                                                  23,295         22,769
     Provision for loan losses                                                       1,065          1,223
                                                                                  --------        -------
               Net interest income after provision for loan losses                  22,230         21,546

Other operating income:
     Income from fiduciary activities                                                1,206          1,033
     Service charges on deposit accounts                                             2,490          2,379
     Data processing                                                                 2,304          1,841
     Other service charges, commissions, and fees                                      869            892
     Net investment securities gains                                                    42             58
     Other real estate income, net of expense                                          185            134
     Other income                                                                      414            422
                                                                                  --------        -------
               Total other operating income                                          7,510          6,759
                                                                                  --------        -------
Other operating expenses:
     Salaries and wages                                                              7,797          6,987
     Employee benefits                                                               2,807          1,996
     Occupancy expense, net                                                          1,611          1,600
     Furniture and equipment expenses                                                2,052          1,819
     FDIC insurance                                                                     54             51
     Other expenses                                                                  5,630          5,384
                                                                                  --------        -------
               Total other operating expenses                                       19,951         17,837
                                                                                  --------        -------

Income before income taxes                                                           9,789         10,468
Income tax expense                                                                   3,715          4,006
                                                                                  --------        -------

               Net income                                                        $   6,074          6,462
                                                                                  --------        -------
                                                                                  --------        -------

Basic earnings per common share                                                  $    0.75           0.76
                                                                                  --------        -------
                                                                                  --------        -------
Diluted earnings per common share                                                $    0.75           0.76
                                                                                  --------        -------
                                                                                  --------        -------
Dividends per common share                                                       $    0.22           0.22
                                                                                  --------        -------
                                                                                  --------        -------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Income
                               (Dollars in thousands)
                                    (Unaudited)



                                                                                    For the three months
                                                                                      ended March 31,
                                                                                  -----------------------
                                                                                     1998           1997
                                                                                     ----           ----
Net income                                                                        $  6,074          6,462
Other comprehensive income, net of tax:
     Unrealized gains on investment securities:
          Unrealized holding gains arising during period                              (143)          (361)
          Less:  reclassification adjustment for gains included in net income           25             35
                                                                                   -------         ------
Other comprehensive income                                                            (118)          (326)
                                                                                   -------         ------
Comprehensive income                                                              $  5,956          6,136
                                                                                   -------         ------
                                                                                   -------         ------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                               (Dollars in thousands)
                                    (Unaudited)

                                                                                                       For the three months
                                                                                                          ended March 31,
                                                                                                       1998           1997
                                                                                                     --------       ---------
Cash flows from operating activities:
          Net income                                                                                $    6,074     $    6,462
          Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan and other real estate losses                                           1,065          1,223
               Depreciation and amortization                                                             2,189          2,177
               Net premium amortization on investment securities                                          (143)           246
               Gain on sales of investments                                                                (42)           (58)
               Gain on sales of other real estate owned                                                   (232)          (185)
               Loss on sales of property and equipment                                                      94              3
               Provision for deferred income taxes                                                          (6)          (136)
               Decrease in interest receivable                                                             842            323
               Decrease in other assets                                                                    148          1,835
               Increase in accounts payable and accrued expenses                                         1,166          6,920
                                                                                                     ---------      ---------
                  Net cash provided by operating activities                                             11,155         18,810
                                                                                                     ---------      ---------
         Cash flows from investing activities:
            Purchases of investment securities:
                  Held-to-maturity                                                                      (5,597)      (170,215)
                  Available-for-sale                                                                  (111,356)          (442)
                                                                                                     ---------      ---------
                                                                                                      (116,953)      (170,657)

                  Proceeds from maturities and paydowns of investment securities:
                  Held-to-maturity                                                                      28,599        162,989
                  Available-for-sale                                                                    22,675          5,696
                                                                                                     ---------      ---------
                                                                                                        51,274        168,685
            Proceeds from sales of available-for-sale investment securities                             25,152         20,000
            Increase in interest bearing deposits in banks                                              14,379          4,512
            Extensions of credit to customers, net of repayments                                         7,321        (27,010)
            Recoveries of loans charged-off                                                                797            734
            Proceeds from sales of other real estate                                                       408            853
            Capital distributions from joint venture                                                       200             -
            Capital expenditures, net                                                                   (2,165)        (1,978)
                                                                                                     ---------      ---------
                  Net cash used in investing activities                                                (19,587)        (4,861)
                                                                                                     ---------      ---------
         Cash flows from financing activities:
            Net increase (decrease) in deposits                                                         32,238        (29,968)
            Net increase (decrease) in Federal funds and repurchase agreements                         (18,797)         1,874
            Net increase (decrease) in other borrowed funds                                             (1,915)        10,827
            Proceeds from long-term borrowings                                                           1,428            250
            Repayments of long-term borrowings                                                          (1,599)          (658)
            Proceeds from issuance of common stock                                                          58            139
            Payments to retire common stock                                                               (334)          (604)
            Dividends paid on common stock                                                              (1,765)        (1,722)
            Dividends paid on preferred stock                                                               -            (421)
                                                                                                     ---------      ---------
                  Net cash provided by (used in) financing activities                                    9,314        (20,283)
                                                                                                     ---------      ---------
                  Net increase (decrease) in cash and cash equivalents                                     882         (6,334)
         Cash and cash equivalents at beginning of period                                              194,700        165,907
                                                                                                     ---------      ---------
         Cash and cash equivalents at end of period                                                    195,582        159,573
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------
         Supplemental disclosure of cash flow information:
               Cash paid during the period for interest                                                 20,242         18,250
               Cash paid during the period for taxes                                                        -             300



Noncash investing and financing activities - the Company transferred loans of $255 to other real estate owned during the three months ended March 31, 1998. No loans were transferred to other real estate owned during the same period in 1997.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except share and per share data)



(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at March 31, 1998 and December 31, 1997, and the results of consolidated operations and cash flows for each of the three month periods ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1997 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 1998 presentation.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute 10 percent or more of combined revenue, income or assets. The Company adopted the provisions of SFAS No. 131 as of January 1, 1998. As of March 31, 1998, the Company had no reportable segments as defined by SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosure requirements for pensions and other postretirement benefits. The Company adopted the provisions of SFAS No. 132 as of January 1, 1998. Adoption did not have a material effect on the consolidated financial statements.

(2)  COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per common share (EPS) is calculated by dividing net income less preferred stock dividends by the weighted average number of shares of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common shares outstanding during the period. Weighted average common shares outstanding for the three month periods ended March 31, 1998 and 1997 were 8,023,800 and 7,941,616, respectively. Weighted average potential common shares were 77,510 and 34,565 for the three month periods ended March 31, 1998 and 1997, respectively.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              (Dollars in thousands, except share and per share data)



(3)  CASH DIVIDENDS

     On April 14, 1998, the Company declared and paid a cash dividend on first quarter earnings of $0.23 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1998 dividend represents 30% of the Company's net income for the quarter ended March 31, 1998.

(4)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.2 million as of March 31, 1998.

     The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $10.3 million as of March 31, 1998.

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

                                      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three month period ended March 31, 1998, with comparisons to 1997 as applicable.

FORWARD LOOKING STATEMENTS
     Certain statements contained in this review are "forward looking statements" that involve risk and uncertainties. The Company wishes to caution readers that the following factors, among others, may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions in those areas in which the Company operates, credit quality, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans and changes in governmental regulations.

OVERVIEW
     The Company reported net income of $6.1 million, or $0.75 per share for the three months ended March 31, 1998, as compared to $6.5 million, or $0.76 per share recorded in the same period in 1997. Net income available to common shareholders of $6.1 million the three months ended March 31, 1998 increased slightly from $6.0 million for the same period in 1997.

EARNING ASSETS
     Earning assets of $2,018.0 million at March 31, 1998 increased $28.9 million, or 1.5%, from December 31, 1997. The mix of earning assets changed little from December 31, 1997 with loans comprising approximately 72%, investment securities comprising approximately 23% and interest bearing deposits and federal funds sold comprising the remaining 5%.

     LOANS. Total loans decreased $8.6 million, or 0.6%, to $1,461.8 million as of March 31, 1998 from $1,470.4 million as of December 31, 1997. Average loan volumes, however, increased $17.7 million, or 1.2%, to $1,459.5 million as of March 31, 1998 from $1,441.8 million as of December 31, 1997. The growth rate for all major categories of loans, except commercial, declined from previous quarters. Management attributes this decline in growth rate to increasingly competitive loan pricing by competitors in the Company's market areas and a tightening of the Company's credit standards for certain consumer loans.

     INVESTMENT SECURITIES. The Company's investment portfolio is managed to result in the highest yield while meeting the Company's liquidity needs and meeting pledging requirements for public funds deposits and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities.

     Investment securities increased $40.5 million, or 9.5%, to $466.1 million as of March 31, 1998, from $425.6 million as of December 31, 1997. Additions to the investment portfolio during the three-month period were funded through growth in funding sources, primarily deposits.

     INTEREST BEARING DEPOSITS IN BANK AND FEDERAL FUNDS SOLD. Interest bearing deposits in bank consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold, are used by the Company's banking subsidiaries to fund the daily liquidity needs of the Company, including cash requirements of correspondent banks. Interest bearing deposits in bank decreased $14.4 million to $20.1 million as of March 31, 1998. This decrease was offset by increases in Federal funds sold, which increased $11.3 million to $70.0 million as of March 31, 1998. Average interest bearing deposits in banks and Federal funds sold increased $37.2 million to $84.6 million as of March 31, 1998 from $47.4 million as of December 31, 1997. Funds generated from deposit growth during the first quarter of 1998 exceeded the funding requirements of the loan portfolio and were temporarily invested in Federal funds and interest bearing deposits in bank.

     INCOME FROM EARNING ASSETS. Interest income increased $3.8 million, or 9.8%, to $43.0 million for the three months ended March 31, 1998 from $39.2 million for the same period in 1997. This increase resulted from greater volumes of interest earning assets generated through internal growth. Total average earning assets at March 31, 1998 of $1,990.5 million yielded 8.76% during the first quarter of 1998 while average earning assets of $1,879.6 million at March 31, 1997 yielded 8.88% for the same period.

FUNDING SOURCES
     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, federal funds purchased and repurchase agreements.

     DEPOSITS.   Total deposits increased $32.2 million, or 1.8%, to $1,837.2 million as of March 31, 1998 from $1,805.0 million as of December 31, 1997. Seasonal decreases in total deposits that have historically occurred during the first quarter of the year were offset in 1998 by internal growth resulting from the Company's successful efforts to gain market share system-wide. Yields on interest-bearing deposits increased 15 basis points to 4.46% during the first quarter of 1998 compared to 4.31% during 1997.

     OTHER FUNDING SOURCES. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank repurchase agreements with primarily commercial depositors and long-term debt. These other funding sources decreased $20.9 million, or 9.3%, to $202.6 million as of March 31, 1998 from $223.5 million as of December 31, 1997. Because the Company's funding requirements were primarily met through deposit growth, other funding sources decreased during the first quarter of 1998.

     RECAPITALIZATION. During the fourth quarter 1997, the Company issued $40.0 million of mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities"). Proceeds from the issuance were used to redeem long-term indebtedness and preferred stock. As a result of this recapitalization, interest expense on long-term indebtedness decreased $628, or 48.7%, to $661 for the three months ended March 31, 1998 from $1.3 million for the same period in 1997 and interest expense of $888 on the trust preferred securities was recorded during the first quarter of 1998.

     COSTS OF FUNDS. Interest expense increased $3.3 million, or 20.2%, to $19.7 million for the three month period ended March 31, 1998 compared to $16.4 million for the same period in 1997. This increase is due to higher volumes of interest bearing liabilities, primarily deposits, the issuance of $40.0 million of trust preferred securities and increases in the average costs of funds.
Total average interest-bearing liabilities and trust preferred securities of $1,704.6 million at March 31, 1998 increased $109.2 million from March 31, 1997. Costs of average funds of 4.69% during the first quarter of 1998 were 32 basis points higher than the same period last year.

NET INTEREST INCOME
     Net interest income of $23.3 million for the quarter ended March 31, 1998 increased $525, or 2.3%, from $22.8 million for the same period in the prior year. However, increasing competitive pressure on both deposit rates and loan pricing combined with significant deposit growth and a slower rate of loan growth have caused the net interest margin ratio to decrease 41 basis points to 4.79% for the three months ended March 31, 1998, from 5.20% for the same period in 1997.

PROVISION FOR LOAN LOSS
     The provision for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio given past, present and expected conditions. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Actual loan losses may vary from current estimates. The provision for loan losses decreased $158, or 12.9%, to $1.1 million for the three months ended March 31, 1998 from $1.2 million for the same period in the prior year.

ASSET LIABILITY MANAGEMENT
     INTEREST RATE SENSITIVITY. The primary objective of the Company's asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during fluctuations of interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional gap analysis.

     LIQUIDITY. The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and repayments; loan originations, extensions, and repayments; and management of investment securities.

     Alternate sources of liquidity are provided by Federal funds lines carried with upstream and downstream correspondent banks. Additional liquidity could also be generated through borrowings from the Federal Reserve Bank of Minneapolis and the Federal Home Loan Bank of Seattle. Additionally, the Company had $19.3 million available on its revolving term loan at March 31, 1998.

OTHER OPERATING INCOME AND EXPENSE

OTHER OPERATING INCOME
     The Company's principal sources of other operating income include service charges on deposit accounts, other service charges, data processing fees and income from fiduciary activities. Other operating income increased $700, or 10.6%, to $7.3 million for the three months ended March 31, 1998 from $6.6 million for the same period in 1997 primarily due to increases in data processing fees and income from fiduciary activities.

     DATA PROCESSING FEES. The Company serviced approximately 690 locations in its ATM network at March 31, 1998 compared to approximately 500 locations at March 31, 1997. Data processing fees increased $463, or 25.2%, to $2.3 million for the quarter ended March 31, 1998 from $1.8 million for the same period in 1997 primarily due to a non-recurring termination fee of $300 recorded during the first quarter of 1998. The remaining increase is due to a greater number of data processing customers using the Company's ATM network and increases in core processing transaction volumes.

INCOME FROM FIDUCIARY ACTIVITIES. Revenues from fiduciary activities increased $173, or 16.8%, to $1.2 million for the three months ended March 31, 1998 from $1.0 million for the same period in 1997. The increase in revenues results primarily from increases in the value of assets under trust management.

OTHER OPERATING EXPENSE
     Other operating expenses increased $2.1 million, or 11.7%, to $19.8 million for the quarter ended March 31, 1998 from $17.7 million for the same period in 1997. The main components of this increase include salaries and wages, employee benefits and furniture and equipment expenses.

     SALARIES AND WAGES EXPENSE. Salaries and wages expense increased $810, or 11.6%, to $7.8 million for the three months ended March 31, 1998 as compared to $7.0 million for the same period in the prior year primarily due to: 1) inflationary wage increases; 2) increases in administrative personnel providing support services for the data processing division and the banks acquired in late 1996; and, 3) staffing for the five new branches opened since March 31, 1997.

     EMPLOYEE BENEFITS EXPENSE. Employee benefits expense increased $811, or 40.6%, to $2.8 million for the quarter ended March 31, 1998 from $2.0 million for the same period in 1997. During the first quarter, the Company recorded an adjustment to its regular stock option accrual of $270 for stock appreciation rights as a result of a 16% increase in the appraised value of its common stock during the first quarter of 1998. The Company also recorded a non-recurring expense of $290 for group health insurance premiums due to a change in the provider's billing periods. The remaining increase in employee benefits expense resulted from increases in salaries and wages.

     FURNITURE AND EQUIPMENT EXPENSE. Furniture and equipment expense increased $233, or 12.8%, to $2.1 million for the three months ended March 31, 1998 from $1.8 million for the same period in 1997 primarily due to increases in depreciation expense. Contributing to the increase in depreciation expense were: 1) data processing equipment additions; 2) upgrades of various other computer hardware and software used in the Company's operations; and, 3) building, furniture and equipment additions associated with new branch openings.



                                      ITEM 3.

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK



As of March 31, 1998, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation SK as presented in the Company's December 31, 1997 Form 10-K.

                                      PART II.


                                 OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS
                    None.


ITEM 2.        CHANGES IN SECURITIES
                    None.


ITEM 3.        DEFAULTS UPON SENIOR INDEBTEDNESS
                    None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.


ITEM 5.        OTHER INFORMATION
                    Not applicable or required.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits
                    27. Financial Data Schedule.

               (b) No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                         FIRST INTERSTATE BANCSYSTEM, INC.





Date  May 14, 1998                      /s/ THOMAS W. SCOTT
      ------------------------          -------------------------------------
                                        Thomas W. Scott
                                        President and Chief Executive Officer





Date  May 14, 1998                      /s/ TERRILL R. MOORE
      ------------------------          -------------------------------------
                                        Terrill R. Moore
                                        Senior Vice President and
                                        Chief Financial Officer