Form 10-Q
period 1998-06-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1998-08-14
CIK 860413

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER   333-3250


                         FIRST INTERSTATE BANCSYSTEM, INC.
                         ---------------------------------
               (Exact name of registrant as specified in its charter)

            Montana                                        81-0331430
--------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

       PO Box 30918, 401 North 31st Street, Billings, MT  59116-0918
     ----------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:    406/255-5390
                                                         --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes    X       No
                                          -----         -----

The Registrant had 8,009,346 shares of common stock outstanding on June 30, 1998.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Quarterly Report on Form 10-Q


                           Index                                                Page
                           -----                                                ----
PART I.   FINANCIAL INFORMATION

     Item 1 -  Financial Statements

               Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                               3

               Consolidated Statements of Income
               Three and six months ended June 30, 1998 and 1997                 4

               Consolidated Statements of Comprehensive Income
               Three and six months ended June 30, 1998 and 1997                 5

               Consolidated Statements of Cash Flows
               Six months ended June 30, 1998 and 1997                           6

               Notes to Unaudited Consolidated Financial Statements              7

     Item 2 -  Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                         9

     Item 3 -  Quantitative and Qualitative Disclosures about Market Risk       13


PART II.  OTHER INFORMATION

     Item 1 -  Legal Proceedings                                                14

     Item 2 -  Changes in Securities                                            14

     Item 3 -  Defaults on Senior Securities                                    14

     Item 4 -  Submission of Matters to a Vote of Security Holders              14

     Item 5 -  Other Information                                                14

     Item 6 -  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                      15

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                     (Dollars in thousands, except share data)

                                                                     June 30,
                      ASSETS                                           1998             December 31,
                                                                    (unaudited)             1997
                                                                    ----------           ---------
  Cash and due from banks                                           $  140,103             136,025
  Federal funds sold                                                    45,750              58,675
  Interest bearing deposits in banks                                     7,073              34,447
  Investment securities:
     Available-for-sale                                                293,651             188,650
     Held-to-maturity                                                  226,679             236,953
                                                                    ----------           ---------
                                                                       520,330             425,603

  Loans                                                              1,485,589           1,470,414
  Less allowance for loan losses                                        29,309              28,180
                                                                    ----------           ---------
       Net loans                                                     1,456,280           1,442,234

  Premises and equipment, net                                           61,095              61,274
  Accrued interest receivable                                           23,905              22,046
  Goodwill, net of accumulated amortization of $9,759 at
     June 30, 1998 (unaudited) and $8,486 at December 31, 1997          30,528              31,801
  Other real estate owned, net                                           1,329               1,362
  Deferred tax asset                                                     8,113               5,946
  Other assets                                                          16,331              15,351
                                                                    ----------           ---------
                                                                    $2,310,837           2,234,764
                                                                    ----------           ---------
                                                                    ----------           ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Noninterest bearing                                            $  369,273             372,056
     Interest bearing                                                1,525,292           1,432,950
                                                                    ----------           ---------
       Total deposits                                                1,894,565           1,805,006

  Federal funds purchased                                                    -               4,025
  Securities sold under repurchase agreements                          163,595             176,350
  Accounts payable and accrued expenses                                 22,530              20,599
  Other borrowed funds                                                  11,902              11,591
  Long-term debt                                                        24,581              31,526
                                                                    ----------           ---------
       Total liabilities                                             2,117,173           2,049,097

  Mandatorily redeemable securities of subsidiary trust                 40,000              40,000

  Stockholders' equity:
  Common stock without par value; authorized 20,000,000 shares;
      issued and outstanding 8,009,346 shares as of June 30, 1998
     (unaudited) and 8,030,799 shares as of December 31, 1997           10,801              11,490
  Retained earnings                                                    141,971             133,277
  Unrealized gain on securities available-for-sale                         892                 900
                                                                    ----------           ---------
       Total stockholders' equity                                      153,664             145,667
                                                                    ----------           ---------
                                                                    $2,310,837           2,234,764
                                                                    ----------           ---------
                                                                    ----------           ---------
  Book value per common share                                       $    19.19               18.14
                                                                    ----------           ---------
                                                                    ----------           ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                     (Dollars in thousands, except share data)
                                    (Unaudited)

                                                            For the three months      For the six months
                                                                ended June 30,           ended June 30,
                                                            --------------------      ------------------
                                                              1998        1997        1998        1997
                                                             -------    -------     -------     -------
Interest income:
  Interest and fees on loans                                 $36,107     34,903      71,297      68,233
  Interest and dividends on investment securities:
     Taxable                                                   6,971      5,419      13,294      10,762
     Exempt from Federal taxes                                   458        276         784         527
  Interest on deposit with banks                                 123         12         318          97
  Interest on Federal funds sold                                 832        559       1,798         711
                                                             -------    -------     -------     -------
     Total interest income                                    44,491     41,169      87,491      80,330
                                                             -------    -------     -------     -------

Interest expense:
  Interest on deposits                                        16,910     14,083      33,147      27,470
  Interest on Federal funds purchased                              6        767          44       1,085
  Interest on securities sold under repurchase agreements      1,748      1,486       3,522      2,811
  Interest on other borrowed funds                               114        446         222         519
  Interest on long-term debt                                     622      1,199       1,283       2,488
  Interest on mandatorily redeemable securities of
     subsidiary trust                                            882          -       1,770           -
                                                             -------    -------     -------     -------
  Total interest expense                                      20,282     17,981      39,988      34,373
                                                             -------    -------     -------     -------
     Net interest income                                      24,209     23,188      47,503      45,957
     Provision for loan losses                                 1,028      1,058       2,093       2,281
     Net interest income after provision for loan losses      23,181     22,130      45,410      43,676
Other operating income:
  Income from fiduciary activities                             1,180        989       2,386       2,022
  Service charges on deposit accounts                          2,607      2,531       5,097       4,910
  Data processing                                              1,946      1,826       4,250       3,667
  Other service charges, commissions, and fees                 1,041      1,047       1,910       1,939
  Net investment securities gains (losses)                       (33)        15           9          73
  Other income                                                   471        452         885         874
                                                             -------    -------     -------     -------
       Total other operating income                            7,212      6,860      14,537      13,485
                                                             -------    -------     -------     -------
Other operating expenses:
  Salaries and wages                                           8,141      7,215      15,938      14,202
  Employee benefits                                            2,393      1,836       5,200       3,832
  Occupancy expense, net                                       1,509      1,481       3,120       3,081
  Furniture and equipment expense                              2,130      1,935       4,182       3,754
  Other real estate expense (income), net                         14         19        (171)       (115)
  FDIC insurance                                                  54         50         108         101
  Other expenses                                               6,135      5,748      11,765      11,132
                                                             -------    -------     -------     -------
       Total other operating expenses                         20,376     18,284      40,142      35,987
                                                             -------    -------     -------     -------
Income before income taxes                                    10,017     10,706      19,805      21,174
Income tax expense                                             3,787      4,074       7,502       8,080
                                                             -------    -------     -------     -------
          Net income                                         $ 6,230      6,632      12,303      13,094
                                                             -------    -------     -------     -------
                                                             -------    -------     -------     -------
Basic earnings per common share                              $  0.78       0.80        1.53        1.54
Diluted earning per common share                             $  0.77       0.79        1.52        1.54
Dividends per common share                                   $  0.23       0.25        0.45        0.46

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Income
                               (Dollars in thousands)
                                    (Unaudited)

                                                               For the three months        For the six months
                                                                  ended June 30,              ended June 30,
                                                               --------------------        -------------------
                                                                 1998        1997           1998         1997
                                                               -------      ------         ------       ------
Net income                                                      $6,230       6,632         12,303       13,094
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities:
     Realized and unrealized holding gains (losses)
       arising during period                                        64         210              5          (35)
     Add:  reclassification adjustment for (gains) losses
       included in net income                                       33         (15)            (9)         (73)
                                                               -------      ------         ------       ------
Other comprehensive income (loss), before tax                       97         195             (4)        (108)

Income tax benefit (expense) related to items of other
  comprehensive income                                              13          (6)            (4)         (29)
                                                               -------      ------         ------       ------
Other comprehensive income (loss), after tax                       110         189             (8)        (137)
                                                               -------      ------         ------       ------
Comprehensive income                                            $6,340       6,821         12,295       12,957
                                                               -------      ------         ------       ------
                                                               -------      ------         ------       ------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                   (Dollars in thousands, except per share data)
                                    (Unaudited)

                                                                                            For the six months
                                                                                               ended June 30,
                                                                                        ------------------------
                                                                                           1998            1997
                                                                                        ---------        -------
Cash flows from operating activities:
  Net income                                                                            $  12,303         13,094
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan and other real estate losses                                        2,093          2,277
     Depreciation and amortization                                                          4,622          4,153
     Net premium amortization on investment securities                                        208            289
     Gain on sales of investments                                                              (9)           (73)
     Gain on sales of other real estate owned                                                (240)          (190)
     Loss (gain) on sales of property and equipment                                           127            (14)
     Provision for deferred income taxes                                                   (2,144)        (1,655)
     Increase in interest receivable                                                       (1,859)        (1,493)
     Decrease (increase) in other assets                                                   (1,180)         1,177
  Increase in accounts payable and accrued expenses                                         1,931            615
                                                                                        ---------        -------
     Net cash provided by operating activities                                             15,852         18,180
                                                                                        ---------        -------
Cash flows from investing activities:
  Purchases of investment securities:
     Held-to-maturity                                                                     (42,894)      (333,219)
     Available-for-sale                                                                  (168,663)          (237)
  Proceeds from maturities and paydowns of investment securities:
     Held-to-maturity                                                                      52,960        298,953
     Available-for-sale                                                                    35,449          9,579
  Proceeds from sales of available-for-sale investment securities                          28,191         31,158
  Decrease in interest bearing deposits in banks                                           27,374          6,508
  Extensions of credit to customers, net of repayments                                    (17,837)       (99,191)
  Recoveries of loans charged-off                                                           1,240          1,652
  Proceeds from sales of other real estate                                                    731            879
  Capital distributions from joint venture                                                    200              -
  Capital expenditures, net                                                                (3,297)        (3,619)
                                                                                        ---------        -------
     Net cash used in investing activities                                                (86,546)       (87,537)
                                                                                        ---------        -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                      89,559         (6,389)
  Net increase (decrease) in Federal funds and repurchase agreements                      (16,780)        48,851
  Net increase in other borrowed funds                                                        311         24,201
  Proceeds from long-term borrowings                                                        1,428          1,750
  Repayment of long-term borrowings                                                        (8,373)       (10,233)
  Proceeds from issuance of common stock                                                       75            139
  Payments to retire common stock                                                            (764)          (730)
  Dividends paid on common stock                                                           (3,609)        (3,656)
  Dividends paid on preferred stock                                                             -           (846)
                                                                                        ---------        -------
     Net cash provided by financing activities                                             61,847         53,087
                                                                                        ---------        -------
     Net decrease in cash and cash equivalents                                             (8,847)       (16,270)
Cash and cash equivalents at beginning of period                                          194,700        165,907
                                                                                        ---------        -------
Cash and cash equivalents at end of period                                              $ 185,853        149,637
                                                                                        ---------        -------
                                                                                        ---------        -------
Supplemental disclosure of cash flow information:
  Cash paid during period for taxes                                                     $   8,770          9,213
  Cash paid during period for interest                                                     27,389         21,454
                                                                                        ---------        -------
                                                                                        ---------        -------
Noncash Investing and Financing Activities:
The Company transferred loans of $458 and $237 to other real estate owned during the six months ended June 30, 1998 and 1997, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                Notes to Unaudited Consolidated Financial Statements
              (Dollars in thousands, except share and per share data)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at June 30, 1998 and December 31, 1997, and the results of consolidated operations and cash flows for each of the six month periods ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1997 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the June 30, 1998 presentation.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. First Interstate BancSystem, Inc. and Subsidiaries (the "Company") adopted the provisions of SFAS No. 130 as of January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating
     segments including segment income, revenues and asset data.   Operating
     segments, as defined in SFAS No. 131, include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute 10 percent or more of combined revenue, income or assets. The
     Company adopted the provisions of SFAS No. 131 as of January 1, 1998.   As
     of June 30, 1998, the Company had no reportable segments as defined by SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosure requirements for pensions and other postretirement benefits. The Company adopted the provisions of SFAS No. 132 as of January 1, 1998. Adoption did not have a material effect on the consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company was not engaged in hedging activities nor did it hold any derivative instruments.

(2)  COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per common share (EPS) is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and six month periods ended June 30, 1998 and 1997.

                 FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              (Dollars in thousands, except share and per share data)

                                                 Three months ended             Six months ended
                                               6/30/98        6/30/97        6/30/98        6/30/97
                                              ---------      ---------      ---------      ---------
Weighted average common shares                8,014,509      7,794,688      8,019,154      7,900,260
Weighted average potential common shares         69,191         38,336         59,021         36,448

(3)  CASH DIVIDENDS

     On July 15, 1998, the Company declared and paid a cash dividend on second quarter earnings of $0.23 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1998 dividend represents 30% of the Company's net income for the quarter ended June 30, 1998.

(4)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.7 million as of June 30, 1998.

     The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $10.2 million as of June 30, 1998.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

                                      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and six month periods
ended June 30, 1998, with comparisons to 1997 as applicable.   All earnings per
share figures presented are basic and do not account for the dilutive effect of potential common shares.

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

OVERVIEW
     The Company reported net income of $6.2 million, or $0.78 per share for the three months ended June 30, 1998, as compared to $6.6 million, or $0.80 per share recorded in the same period in 1997. For the year to date period ended June 30, 1998, net income was $12.3 million, or $1.53 per share, as compared to $13.1 million, or $1.54 per share for the same period in 1997.

EARNING ASSETS
     Earning assets of $2,058.7 million at June 30, 1998 increased $69.6 million, or 3.5%, from December 31, 1997. As of June 30, 1998, loans comprised 72% of total earning assets, investment securities comprised 25%, and Federal funds sold and interest bearing deposits in banks comprised the remaining 3% compared to 74%, 21% and 5%, respectively, as of December 31, 1997.

     LOANS. Total loans increased $15.2 million, or 1.0%, to $1,485.6 million as of June 30, 1998 from $1,470.4 million as of December 31, 1997. Growth in agricultural and commercial loans was partially offset by decreases in real estate and consumer loans. Growth in net loans of 1% during the first six months of 1998 was significantly lower than the 7% growth rate experienced during the same period of 1997. Management attributes this decline in growth rate to increasingly competitive loan pricing by competitors in the Company's market areas and the Company's unwillingness to expand credit risk to meet competition for certain consumer loans.

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

     Investment securities increased $94.7 million, or 22.3%, to $520.3 million as of June 30, 1998, from $425.6 million as of December 31, 1997. Additions to the investment portfolio during the six-month period were funded through growth in funding sources, primarily deposits.

     INTEREST BEARING DEPOSITS IN BANK AND FEDERAL FUNDS SOLD. Interest bearing deposits in bank consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold for one day periods, are used by the Company to fund daily liquidity needs, including the cash requirements of correspondent banks. Interest bearing deposits in banks decreased $27.3 million, or 79.5%, to $7.1 million as of June 30, 1998 from $34.4 million as of December 31, 1997. Federal funds sold decreased $13.0 million , or 22.0%, to $45.8 million as of June 30, 1998 compared to $58.8 million as of December 31, 1997. Funds temporarily invested in interest bearing deposits in banks and Federal funds sold at December 31, 1997 were invested in higher yielding investments, principally loans and available for sale investment securities or used to reduce other borrowings and long-term debt.

     INCOME FROM EARNING ASSETS Interest income was $44.5 million for the three month period ended June 30, 1998, as compared to $41.2 million for the same period in 1997. The increase of $3.3 million, or 8.1%, resulted from increases in earning assets, primarily loans and investments, generated through internal growth. For the six months ended June 30, 1998 and 1997, interest income was $87.5 million and $80.3 million, respectively. Total average earning assets of $2,014.6 million increased $185.0 million, or 10.1%, over the six month average in 1997. The yield on average earning assets was 8.76% during the first six months of 1998, as compared to 8.85% during the same period in 1997. During the first six months of 1998, the increase in average earning assets contributed $8.1 million towards the increase over the same period in 1997, while the 9 basis point reduction in yield caused a $941,000 decrease.

FUNDING SOURCES
     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, federal funds purchased and repurchase agreements.

      DEPOSITS.   Total deposits increased $89.6 million, or 5.0%, to $1,894.6 million as of June 30, 1998 from $1,805.0 million as of December 31, 1997. Seasonal decreases in total deposits that have historically occurred during the first six months of the year were offset in 1998 by internal growth resulting from the Company's successful efforts to gain market share system-wide. Yields on interest-bearing deposits increased 67 basis points to 4.89% during the first six months of 1998 compared to 4.22% during the same period in 1997.

      OTHER FUNDING SOURCES. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank, repurchase agreements with primarily commercial depositors and long-term debt. These other funding sources decreased $23.4 million, or 10.5%, to $200.1 million as of June 30, 1998 from $223.5 million as of December 31, 1997. Because the Company's funding requirements were primarily met through deposit growth, funding from other sources was reduced during the first six months of 1998.

      RECAPITALIZATION. During the fourth quarter 1997, the Company issued $40.0 million of mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities"). Proceeds from the issuance were used to redeem long-term indebtedness and preferred stock. As a result of this recapitalization, interest expense on long-term indebtedness decreased $1.2 million, or 48.4%, to $1.3 million for the six months ended June 30, 1998 from $2.5 million for the same period in 1997. Interest expense related to the trust preferred securities of $1.8 million was recorded during the first six months of 1998.

      COSTS OF FUNDS. Interest expense was $20.3 million for the three months ended June 30, 1998, as compared to $18.0 million for the same period in 1997. The increase of $2.3 million, or 12.8%, resulted from increases in interest-bearing liabilities, primarily deposits generated through internal growth. Interest expense increased $5.6 million, or 16.3%, to $40.0 million for the six month period ended June 30, 1998 compared to $34.4 million for the same period in 1997. Total average interest-bearing liabilities and trust preferred securities of $1,727.6 million at June 30, 1998 increased $167.0 million from June 30, 1997. Costs of average funds of 4.67% during the first six months of 1998 were 23 basis points higher than the same period last year. During the first six months of 1998, the increase in interest bearing liabilities and trust preferred securities contributed $3.9 million towards the increase, while the 23 basis point increase in costs of funds caused a $1.7 million increase.

NET INTEREST INCOME
     Net interest income of $24.2 million for the quarter ended June 30, 1998 increased $1.0 million, or 4.4%, from $23.2 million for the same period in the prior year. Year-to-date net interest income of $47.5 million increased $1.5 million, or 3.4%, from the same period in 1997. The net interest margin was 4.81% during the first six months of 1998 as compared to 5.11% during the same
period in 1997.   This decline in net interest margin is the result of
increasing competitive pressure on both deposit rates and loan pricing combined with significant deposit growth and a slower rate of loan growth.

PROVISION FOR LOAN LOSS
     The provision for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio given past, present and expected conditions. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Actual loan losses may vary from current estimates. The provision for loan losses for the second quarter of 1998 was $1.0 million, compared to $1.1 million for the same period in 1997. Provisions of $2.1 million and $2.3 million were recorded during the six months ended June 30, 1998 and 1997, respectively.

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

     Alternate sources of liquidity are provided by Federal funds lines carried with upstream and downstream correspondent banks. Additional liquidity could also be generated through borrowings from the Federal Reserve Bank of Minneapolis and the Federal Home Loan Bank of Seattle. Additionally, the Company had $10.0 million available on its revolving term loan at June 30, 1998.

OTHER OPERATING INCOME AND EXPENSE

OTHER OPERATING INCOME
     The Company's principal sources of other operating income include service charges, data processing fees and income from fiduciary activities. Other operating income totaled $7.2 million for the quarter ended June 30, 1998, $352,000, or 5.1%, higher than that recorded during the same period in 1997.
For the six months ended June 30, 1998 and 1997, other operating income was $14.5 million and $13.5 million, respectively. Increases in other operating income for the three and six months ended June 30, 1998 from the same periods in 1997 are primarily due to increases in data processing fees and income from fiduciary activities.

     DATA PROCESSING FEES. The Company serviced approximately 760 locations in its ATM network at June 30, 1998 compared to approximately 542 locations at June 30, 1997. Data processing fees of $1.9 million were recorded during the second quarter of 1998, a $120,000, or 6.6%, increase from the same period in 1997. For the six months ended June 30, 1998, data processing fees increased $583,000, or 15.9%, to $4.3 million from $3.7 million for the same period in 1997. Increases are due to a non-recurring termination fee of $300,000 recorded during the first quarter of 1998, a greater number of data processing customers using the Company's ATM network and increases in core processing transaction volumes.

     INCOME FROM FIDUCIARY ACTIVITIES. Increases in the value of assets under trust management have resulted in increases in revenues from fiduciary activities during the three and six month periods ended June 30, 1998 as compared to the same periods in 1997. Revenues from fiduciary activities increased $191,000, or 19.3%, to $1.2 million for the three months ended June 30, 1998 from $989,000 for the same period in 1997 and year-to-date revenues through June 30, 1998 increased $364,000, or 18.0%, to $2.4 million from $2.0 million for the same period in 1997.

OTHER OPERATING EXPENSE
     Other operating expenses increased $2.1 million, or 11.4%, to $20.4 million for the quarter ended June 30, 1998 from $18.3 million for the same period in 1997. For the six months ended June 30, 1998, other operating expenses increased $4.1 million, or 11.6%, to $40.1 million as compared to $36.0 million for the same period in 1997. The main components of the increase include salaries and wages expense, employee benefits expense, furniture and equipment expenses and other expenses.

     SALARIES AND WAGES EXPENSE. Salaries and wages expense, the largest component of other operating expenses, was $8.1 million for the second quarter of 1998, up $926,000, or 12.8%, from the same period in 1997. For the six months ended June 30, 1998 and 1997, salaries and wages expense amounted to $15.9 million and $14.2 million, respectively. The increase over 1997 is primarily attributable to inflationary wage increases, the addition of administrative personnel providing support for the data processing division including the Year 2000 conversion and staffing of the six new branch banks opened since June 30, 1997.

     EMPLOYEE BENEFITS EXPENSE. Employee benefits expense increased $557,000, or 30.3%, to $2.4 million for the quarter ended June 30, 1998 from $1.8 million for the same period in 1997. Employee benefits expense was up $1.4 million, or 35.7%, to $5.2 million for the six months ended June 30, 1998 from $3.8 million for the same period in 1997. During the first six months of 1998, the Company recorded adjustments to its regular stock option accruals of $570,000 for stock appreciation rights as a result of a 16% increase in the appraised value of its common stock. The remaining increase in employee benefits expense resulted from increases in salaries and wages.

     FURNITURE AND EQUIPMENT EXPENSE. Furniture and equipment expense increased $195,000, or 10.1%, to $2.1 million for the three months ended June 30, 1998 from $1.9 million for the same period in 1997. Year-to-date furniture and equipment expense through June 30, 1998 was $4.2 million, a $428,000, or 11.4%, increase from $3.8 million for the same period in the prior year. Increases are primarily due to depreciation expense resulting from additions of data processing equipment, upgrades of various other computer hardware and software used in the Company's operations and asset additions associated with new branch openings.

     OTHER EXPENSES. Other expenses primarily include advertising and public relations costs, professional fees, office supplies, postage and telephone expenses, and other losses. Other expenses, $6.1 million for the three months ended June 30, 1998, increased $387,000, or 6.7%, from $5.7 million for the same period in 1997. Year-to-date through June 1998, other expenses were $11.7 million, a $633,000, or 5.7%, increase from $11.1 million for the same period in the prior year. Approximately $151,000 of the year-to-date increase relates to the six new branches opened since June 30, 1997. The remaining quarter-to-date and year-to-date increases are due primarily to advertising and public relations expenses and losses on disposal of fixed assets.

     Advertising and public relation expenses for the three and six month periods ended June 30, 1998 were approximately $41,000 and $215,000, respectively, higher than in the same periods in 1997. These increases are attributable to budgeted increases in advertising expense for the first half of 1998 combined with fluctuations in the timing of public relation events in the current year compared to 1997.

     During 1998, the Company wrote-off obsolete micro-computer equipment. Losses on disposal of $166,000 and $259,000 were recorded during the three and six month periods ended June 30, 1998, respectively.

                                      ITEM 3.

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK


As of June 30, 1998, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation SK as presented in the Company's December 31, 1997 Form 10-K.

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

                  (b) No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                         FIRST INTERSTATE BANCSYSTEM, INC.





Date      August 14, 1998                /s/ THOMAS W. SCOTT
     --------------------------         --------------------------------------
                                        Thomas W. Scott
                                        President and Chief Executive Officer





Date      August 14, 1998                /s/ TERRILL R. MOORE
     --------------------------         --------------------------------------
                                        Terrill R. Moore
                                        Senior Vice President and
                                        Chief Financial Officer