Form 10-Q
period 1998-09-30
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1998-11-13
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transaction period from _______ to _______

                         COMMISSION FILE NUMBER 333-3250
                                                ---------

                        FIRST INTERSTATE BANCSYSTEM, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Montana                                    81-0331430
--------------------------------                   --------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                      Identification No.)

          PO Box 30918, 401 North 31st Street, Billings, MT  59116-0918
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

The Registrant had 8,053,707 shares of common stock outstanding on September 30, 1998.

                FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                   Index                                            Page
                                   -----                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1 -  Financial Statements

                   Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997                           3

                   Consolidated Statements of Income
                   Three and nine months ended September 30, 1998 and 1997            4

                   Consolidated Statements of Comprehensive Income
                   Three and nine months ended September 30, 1998 and 1997            5

                   Consolidated Statements of Cash Flows
                   Nine months ended September 30, 1998 and 1997                      6

                   Notes to Unaudited Consolidated Financial Statements               7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                         10

         Item 3 -  Quantitative and Qualitative Disclosures about Market Risk        14


PART II. OTHER INFORMATION

         Item 1 -   Legal Proceedings                                                15

         Item 2 -  Changes in Securities                                             15

         Item 3 -  Defaults on Senior Securities                                     15

         Item 4 -  Submission of Matters to a Vote of Security Holders               15

         Item 5 -  Other Information                                                 15

         Item 6 -  Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                           16

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)

                                                                                  September 30,
                                                                                      1998             December 31,
                              ASSETS                                               (unaudited)              1997
                                                                                  --------------       ------------
Cash and due from banks                                                           $  126,720             136,025
Federal funds sold                                                                    47,270              58,675
Interest bearing deposits in banks                                                    18,969              34,447
Investment securities:
    Available-for-sale                                                               365,006             188,650
    Held-to-maturity                                                                 225,735             236,953
                                                                                  ----------           ---------
                                                                                     590,741             425,603

Loans                                                                              1,469,151           1,470,414
Less allowance for loan losses                                                        30,116              28,180
                                                                                  ----------           ---------
         Net loans                                                                 1,439,035           1,442,234

Premises and equipment, net                                                           62,369              61,274
Accrued interest receivable                                                           26,076              22,046
Goodwill, net of accumulated amortization of $10,334 at
    September 30, 1998 (unaudited) and $8,486 at December 31, 1997                    29,953              31,801
Other real estate owned, net                                                           1,346               1,362
Deferred tax asset                                                                     6,302               5,946
Other assets                                                                          16,317              15,351
                                                                                  ----------           ---------
                                                                                  $2,365,098           2,234,764
                                                                                  ----------           ---------
                                                                                  ----------           ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                           $  367,616             372,056
    Interest bearing                                                               1,575,745           1,432,950
                                                                                  ----------           ---------
         Total deposits                                                            1,943,361           1,805,006

Federal funds purchased                                                                    -               4,025
Securities sold under repurchase agreements                                          158,111             176,350
Accounts payable and accrued expenses                                                 24,785              20,599
Other borrowed funds                                                                  11,378              11,591
Long-term debt                                                                        24,563              31,526
                                                                                  ----------           ---------
         Total liabilities                                                         2,162,198           2,049,097

Mandatorily redeemable securities of subsidiary trust                                 40,000              40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,053,707 shares as of September 30, 1998
    (unaudited) and 8,030,799 shares as of December 31, 1997                          12,281              11,490
Retained earnings                                                                    147,127             133,277
Unrealized gain on securities available-for-sale                                       3,492                 900
                                                                                  ----------           ---------
         Total stockholders' equity                                                  162,900             145,667
                                                                                  ----------           ---------
                                                                                  $2,365,098           2,234,764
                                                                                  ----------           ---------
                                                                                  ----------           ---------

Book value per common share                                                       $    20.23               18.14
                                                                                  ----------           ---------
                                                                                  ----------           ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                   For the three months                For the nine months
                                                                     ended September 30,                ended September 30,
                                                                   ------------------------           ------------------------
                                                                    1998             1997              1998             1997
                                                                   -------          -------           -------          -------
Interest income:
  Interest and fees on loans                                       $36,464           36,186           107,761          104,419

  Interest and dividends on investment securities:
     Taxable                                                         7,859            5,454            21,153           16,216
     Exempt from Federal taxes                                         575              272             1,359              799
  Interest on deposits in banks                                        179               10               497              107
  Interest on Federal funds sold                                       790              388             2,588            1,099
                                                                   -------           ------           -------          -------
     Total interest income                                          45,867           42,310           133,358          122,640
                                                                   -------           ------           -------          -------

Interest expense:
  Interest on deposits                                              17,600           14,799            50,747           42,269
  Interest on Federal funds purchased                                    1              381                45            1,466
  Interest on securities sold under repurchase agreements            1,788            1,688             5,310            4,499
  Interest on other borrowed funds                                     130              231               352              750
  Interest on long-term debt                                           532            1,198             1,815            3,686
  Interest on mandatorily redeemable securities of
   subsidiary trust                                                    882                -             2,652                -
                                                                   -------           ------           -------          -------
Total interest expense                                              20,933           18,297            60,921           52,670
                                                                   -------           ------           -------          -------

     Net interest income                                            24,934           24,013            72,437           69,970
     Provision for loan losses                                       1,101            1,007             3,194            3,288
                                                                   -------           ------           -------          -------
     Net interest income after provision for loan losses            23,833           23,006            69,243           66,682

Other operating income:
  Income from fiduciary activities                                     808              981             3,194            3,003
  Service charges on deposit accounts                                2,646            2,459             7,743            7,369
  Data processing                                                    1,959            1,811             6,209            5,478
  Other service charges, commissions, and fees                       1,482              977             3,392            2,916
  Net investment securities gains (losses)                              43               (1)               52               72
  Other real estate income, net                                         58              362               229              477
  Other income                                                         392              396             1,277            1,270
                                                                   -------           ------           -------          -------
          Total other operating income                               7,388            6,985            22,096           20,585
                                                                   -------           ------           -------          -------
Other operating expenses:
  Salaries and wages                                                 8,332            7,487            24,270           21,689
  Employee benefits                                                  2,354            2,066             7,554            5,898
  Occupancy expense, net                                             1,731            1,554             4,851            4,635
  Furniture and equipment expense                                    1,995            1,908             6,177            5,662
  FDIC insurance                                                        54               54               162              155
  Other expenses                                                     5,622            5,682            17,387           16,814
                                                                   -------           ------           -------          -------
          Total other operating expenses                            20,088           18,751            60,401           54,853
                                                                   -------           ------           -------          -------

Income before income taxes                                          11,133           11,240            30,938           32,414
Income tax expense                                                   4,128            4,264            11,630           12,344
                                                                   -------           ------           -------          -------

          Net income                                               $ 7,005            6,976            19,308           20,070
                                                                   -------           ------           -------          -------
                                                                   -------           ------           -------          -------

Basic earnings per common share                                    $  0.87             0.83              2.41             2.37
Diluted earnings per common share                                  $  0.87             0.82              2.39             2.36
Dividends per common share                                         $  0.23             0.25              0.68             0.71

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     For the three months              For the nine months
                                                                      ended September 30,                ended September 30,
                                                                   -------------------------          -------------------------
                                                                     1998              1997             1998              1997
                                                                   -------           -------          -------           -------
Net income                                                         $ 7,005             6,976           19,308            20,070
Other comprehensive income:
  Unrealized gains (losses) on investment securities:
     Realized and unrealized holding gains arising
           during period                                             2,660               291            2,664               255
     Add:  reclassification adjustment for (gains) losses
           included in net income                                      (43)                1              (52)              (72)
                                                                   -------             -----           ------            ------
Other comprehensive income, before tax                               2,617               292            2,612               183

Income tax expense related to items of other
  comprehensive income                                                 (17)                -              (20)              (28)
                                                                   -------             -----           ------            ------

Other comprehensive income, after tax                                2,600               292            2,592               155
                                                                   -------             -----           ------            ------

Comprehensive income                                               $ 9,605             7,268           21,900            20,225
                                                                   -------             -----           ------            ------
                                                                   -------             -----           ------            ------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                  For the nine months
                                                                                                    ended September 30,
                                                                                              -----------------------------
                                                                                                 1998                1997
                                                                                              ---------             -------
Cash flows from operating activities:
   Net income                                                                                 $  19,308              20,070
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan and other real estate losses                                          3,194               3,284
         Depreciation and amortization                                                            6,616               6,538
         Net premium amortization on investment securities                                          316                 311
         Gain on sales of investments                                                               (52)                (72)
         Gain on sales of other real estate owned                                                  (240)               (479)
         Loss (gain) on sales of property and equipment                                             135                 (23)
         Provision for deferred income taxes                                                     (1,900)             (2,292)
         Increase in interest receivable                                                         (4,030)             (4,511)
         Decrease (increase) in other assets                                                     (1,166)              3,886
         Increase in accounts payable and accrued expenses                                        4,186               6,207
                                                                                              ---------             -------
             Net cash provided by operating activities                                           26,367              32,919
                                                                                              ---------             -------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                                   (67,159)           (421,733)
             Available-for-sale                                                                (280,997)            (51,006)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                    77,989             444,692
             Available-for-sale                                                                  93,863              15,790
     Proceeds from sales of available-for-sale investment securities                             15,038              31,265
     Decrease in interest bearing deposits in banks                                              15,478               6,503
     Extensions of credit to customers, net of repayments                                        (3,047)            (97,440)
     Recoveries of loans charged-off                                                              2,318               2,320
     Proceeds from sales of other real estate                                                       990               1,840
     Capital distributions from joint venture                                                       200                   -
     Capital expenditures, net                                                                   (5,998)             (5,487)
                                                                                              ---------             -------
             Net cash used in investing activities                                             (151,325)            (73,256)
                                                                                              ---------             -------
Cash flows from financing activities:
     Net increase in deposits                                                                   138,355              72,068
     Net increase (decrease) in Federal funds and repurchase agreements                         (22,264)             30,487
     Net decrease in other borrowed funds                                                          (213)             (3,226)
     Proceeds from long-term borrowings                                                           2,428               3,500
     Repayment of long-term borrowings                                                           (9,391)            (14,086)
     Proceeds from issuance of common stock                                                       2,257               2,054
     Payments to retire common stock                                                             (1,466)             (1,330)
     Dividends paid on common stock                                                              (5,458)             (5,648)
     Dividends paid on preferred stock                                                                -              (1,276)
                                                                                              ---------             -------
             Net cash provided by financing activities                                          104,248              82,543
                                                                                              ---------             -------
             Net decrease in cash and cash equivalents                                          (20,710)            (42,206)
Cash and cash equivalents at beginning of period                                                194,700             165,907
                                                                                              ---------             -------
Cash and cash equivalents at end of period                                                    $ 173,990             208,113
                                                                                              ---------             -------
                                                                                              ---------             -------

Supplemental disclosure of cash flow information:
     Cash paid during period for taxes                                                        $  12,520              13,873
     Cash paid during period for interest                                                        46,151              37,713
                                                                                              ---------             -------
                                                                                              ---------             -------

Noncash Investing and Financing Activities:
The Company transferred loans of $734 and $817 to other real estate owned during the nine months ended September 30, 1998 and 1997, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at September 30, 1998 and December 31, 1997 and the results of consolidated operations and cash flows for the periods ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1997 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the September 30, 1998 presentation.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute 10 percent or more of combined revenue, income or assets. The Company adopted the provisions of SFAS No. 131 as of January 1, 1998. As of September 30, 1998, the Company had no reportable segments as defined by SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosure requirements for pensions and other postretirement benefits. The Company adopted the provisions of SFAS No. 132 as of January 1, 1998. Adoption did not have a material effect on the consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. As of September 30, 1998, the Company was not engaged in hedging activities nor did it hold any derivative instruments.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)

(2)  COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per common share (EPS) is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and nine month periods ended September 30, 1998 and 1997.

                                                        Three months ended                   Nine months ended
                                                   9/30/98            9/30/97            9/30/98           9/30/97
                                                  ---------          ---------          ---------         ----------
Weighted average common shares                    8,024,038          7,909,050          8,024,016          7,915,639
Weighted average potential common shares             73,400             46,338             65,455             39,749

(3)  CASH DIVIDENDS

     On October 14, 1998, the Company declared and paid a cash dividend on third quarter earnings of $0.26 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1998 dividend represents 30% of the Company's net income for the quarter ended September 30, 1998.

(4)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.7 million as of September 30, 1998.

     The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $10.1 million as of September 30, 1998.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and nine month periods ended September 30, 1998, with comparisons to 1997 as applicable. All earnings per share figures presented are basic and do not account for the dilutive effect of potential common shares.

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

OVERVIEW

       The Company reported net income of $7.0 million, or $0.87 per share for the three months ended September 30, 1998, as compared to $6.9 million, or $0.83 per share recorded in the same period in 1997. For the year to date period ended September 30, 1998, net income was $19.3 million, or $2.41 per share, as compared to $20.1 million, or $2.37 per share for the same period in 1997.

EARNING ASSETS

     LOANS. Total loans decreased $1.3 million, or 0.1%, to $1,469.2 million as of September 30, 1998 from $1,470.4 million as of December 31, 1997. Management attributes the decline in growth rate to increasingly competitive loan pricing by competitors in the Company's market areas and the Company's unwillingness to expand credit risk to meet competition for certain consumer loans.

     During the third quarter of 1998, total loans decreased $16.4 million, or 1.1%, from the second quarter of 1998. Approximately 80% of this decrease is attributable to the pay-off of four loans.

     INVESTMENT SECURITIES. The Company's investment portfolio is managed to result in the highest yield while prudently managing balance sheet risks, addressing the Company's liquidity needs and meeting pledging requirements for public funds deposits and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities.

     Investment securities increased $165.1 million, or 38.8%, to $590.7 million as of September 30, 1998, from $425.6 million as of December 31, 1997. Additions to the investment portfolio during the nine-month period were funded through growth in funding sources, primarily deposits.

     INTEREST BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD. Interest bearing deposits in banks consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold for one day periods, are used by the Company to fund daily liquidity needs, including the cash requirements of correspondent banks. Interest bearing deposits in banks decreased $15.5 million, or 44.9%, to $19.0 million as of September 30, 1998 from $34.4 million as of December 31, 1997. Federal funds sold decreased $11.4 million, or 19.4%, to $47.3 million as of September 30, 1998 compared to $58.7 million as of December 31, 1997. Funds temporarily invested in interest bearing deposits in banks and Federal funds sold at December 31, 1997 were invested in higher yielding investments, principally available for sale investment securities or used to reduce other borrowings and long-term debt.

     INCOME FROM EARNING ASSETS Interest income was $45.9 million for the three month period ended September 30, 1998, as compared to $42.3 million for the same period in 1997. The increase of $3.6 million, or 8.4%, resulted from increases in earning assets, primarily available-for-sale investment securities, generated through internal growth. For the nine months ended September 30, 1998 and 1997, interest income was $133.4 million and $122.6 million, respectively. Total average earning assets of $2,044.5 million increased $197.1 million, or 10.7%, over the nine month average in 1997. Yields on average loans and investment securities each increased 8 basis points during the first nine months of 1998 as compared to the same period in the prior year, however, the yield on average earning assets decreased 16 basis points due to shifts in the mix of average earning assets from higher yielding loans to investment securities which produce a lower yield.

FUNDING SOURCES

     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, federal funds purchased and repurchase agreements.

     DEPOSITS. Total deposits increased $138.4 million, or 7.7%, to $1,943.4 million as of September 30, 1998 from $1,805.0 million as of December 31, 1997. Internal growth in deposits of 7.7% during 1998 is significantly greater than the 4.3% growth rate experienced during the same period in 1997 and is the result of successful efforts to gain market share system-wide, through competitive rates and the opening of two new branches in 1998. Yields on interest-bearing deposits increased 30 basis points to 4.49% during the first nine months of 1998 compared to 4.19% during the same period in 1997 due to increased rates and a change in mix toward higher yielding deposit products.

     OTHER FUNDING SOURCES. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank, repurchase agreements with primarily commercial depositors and long-term debt. These other funding sources decreased $29.4 million, or 10.5%, to $194.1 million as of September 30, 1998 from $223.5 million as of December 31, 1997. Because the Company's funding requirements were primarily met through deposit growth, funding from other sources was reduced during the first nine months of 1998.

     RECAPITALIZATION. During the fourth quarter 1997, the Company issued $40.0 million of mandatorily redeemable preferred securities of a subsidiary trust ("trust preferred securities"). Proceeds from the issuance were used to redeem long-term indebtedness and preferred stock. As a result of this recapitalization, interest expense on long-term indebtedness decreased $1.9 million, or 48.4%, to $1.8 million for the nine months ended September 30, 1998 from $3.7 million for the same period in 1997. Interest expense related to the trust preferred securities of $2.7 million was recorded during the first nine months of 1998.

     COSTS OF FUNDS. Interest expense was $20.9 million for the three months ended September 30, 1998, as compared to $18.3 million for the same period in 1997. The increase of $2.6 million, or 14.4%, resulted from increases in interest-bearing liabilities, primarily deposits generated through internal growth. Interest expense increased $8.3 million, or 15.7%, to $61.0 million for the nine month period ended September 30, 1998 compared to $52.7 million for the same period in 1997. Total average interest-bearing liabilities and trust preferred securities of $1,749.5 million at September 30, 1998 increased $160.0 million from September 30, 1997. Costs of average funds of 7.02% during the first nine months of 1998 were 34 basis points higher than the same period last year. During the first nine months of 1998, the increase in interest bearing liabilities and trust preferred securities contributed $7.9 million towards the increase, while the 34 basis point increase in costs of funds caused a $3.1 million increase.

NET INTEREST INCOME

     Net interest income, the largest contributor to earnings, was $72.4 million for the nine months ended September 30, 1998, an increase of $2.5 million, or 3.5%, from $70.0 million for the same period in the prior year. Third quarter net interest income of $24.9 million increased $921,000, or 3.8%, from the same period in 1997. The net interest margin decreased to 4.80% during the first nine months of 1998 compared to 5.11% during the same period in 1997 reflecting increasing competitive pressure on both deposit rates and loan pricing combined with significant deposit growth and a slower rate of loan growth.

NON-PERFORMING ASSETS

     Non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties. Non-performing assets were 0.7% of total assets as of September 30, 1998 compared to 0.8% as of December 31, 1997.

     NON-PERFORMING LOANS. Non-performing loans increased 4.5% to $16.2 million as of September 30, 1998 as compared to $15.0 million as of December 31, 1997 due to slight deteriorations in all market sectors.

     OTHER REAL ESTATE OWNED. Net other real estate owned ("OREO") was $1.3 million at September 30, 1998 as compared to $1.4 million at December 31, 1997. The Company records OREO at the lower of fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     ALLOWANCE FOR LOAN LOSSES AND PROVISION. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in its loan portfolio and economic conditions in the Company's market areas. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Recoveries are generally recorded only when cash payments are received.

     Loans charged-off were $3.6 million, or an annualized 0.32% of average loans for the first nine months of 1998, an increase of $1.4 million from the first nine months of 1997. Recoveries of $2.3 million for the first nine months of 1998 did not change from the same period in 1997.

     Provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Actual loan losses may vary from current estimates. The provision for loan losses for the third quarter of 1998 was $1.1 million, compared to $1.0 million for the same period in 1997. Provisions of $3.2 million and $3.3 million were recorded during the nine months ended September 30, 1998 and 1997, respectively.

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

     Alternate sources of liquidity are provided by Federal funds lines carried with upstream and downstream correspondent banks. Additional liquidity could also be generated through borrowings from the Federal Reserve Bank and the Federal Home Loan Bank. Additionally, the Company had $10.0 million available on its revolving term loan at September 30, 1998.

OTHER OPERATING INCOME AND EXPENSE

OTHER OPERATING INCOME

     The Company's principal sources of other operating income include service charges, data processing fees and income from fiduciary activities. Other operating income totaled $7.4 million for the quarter ended September 30, 1998, $403,000, or 5.8%, higher than that recorded during the same period in 1997. For the nine months ended September 30, 1998 and 1997, other operating income was $22.1 million and $20.6 million, respectively. Increases in other operating income are primarily due to increases in data processing fees, other service charges, commissions and fees and income from fiduciary activities.

     DATA PROCESSING FEES. The Company serviced approximately 820 locations in its ATM network at September 30, 1998 compared to approximately 600 locations at September 30, 1997. Data processing fees of $2.0 million were recorded during the third quarter of 1998, a $148,000, or 8.2%, increase from the same period in 1997. For the nine months ended September 30, 1998, data processing fees increased $731,000, or 15.9%, to $6.2 million from $5.5 million for the same period in 1997. Increases are due to a non-recurring termination fee of $300,000 recorded during the first quarter of 1998, a greater number of data processing customers using the Company's ATM network and increases in core processing transaction volumes.

     INCOME FROM FIDUCIARY ACTIVITIES. Income from fiduciary activities is dependent on the market value of assets under trust management. Income from fiduciary activities of $3.2 million for the nine months ended September 30, 1998 increased $191,000, or 6.7%, from $3.0 million for the same period in 1997. However, income from fiduciary activities in the third quarter of 1998 of $808,000 decreased $173,000, or 17.6%, from the same period last year and $219,000, or 21.3%, from the second quarter of 1998. Third quarter decreases are due primarily to declines in the market value of assets under trust management during the three months ended September 30, 1998.

     OTHER SERVICE CHARGES, COMMISSIONS AND FEES. Other service charges, commissions and fees of $1.5 million for the quarter ended September 30, 1998 increased $505,000, or 51.7%, from $977,000 for the same period in 1997. Year-to-date other service charges, commissions and fees increased $476,000, or 16.3%, to $3.4 million for the nine month period ended September 30,1998 from $2.9 million for the same period in 1997. These quarter-to-date and year-to-date increases over the prior year are primarily due to increased brokerage revenues resulting from expansion in the range and scope of services offered.

OTHER OPERATING EXPENSE

     Other operating expenses increased $1.4 million, or 8.9%, to $20.1 million for the quarter ended September 30, 1998 from $18.8 million for the same period in 1997. For the nine months ended September 30, 1998, other operating expenses increased $5.5 million, or 10.1%, to $60.4 million as compared to $54.9 million for the same period in 1997. The main components of the increase include salaries and wages expense and employee benefits expense.

     SALARIES AND WAGES EXPENSE. Salaries and wages expense, the largest component of other operating expenses, was $8.3 million for the second quarter of 1998, up $845,000, or 11.3%, from the same period in 1997. For the nine months ended September 30, 1998 and 1997, salaries and wages expense totaled $24.3 million and $21.7 million, respectively. The increase over 1997 is primarily attributable to inflationary wage increases, the addition of administrative personnel providing support for the data processing division including the Year 2000 conversion and staffing of five new branch banks opened since September 30, 1997.

     EMPLOYEE BENEFITS EXPENSE. Employee benefits expense increased $288,000, or 13.9%, to $2.4 million for the quarter ended September 30, 1998 from $2.1 million for the same period in 1997. Employee benefits expense was up $1.7 million, or 28.1%, to $7.6 million for the nine months ended September 30, 1998 from $5.9 million for the same period in 1997. During the first nine months of 1998, the Company recorded adjustments to its regular stock appreciation rights accruals of $891,000 as a result of a 16% increase in the appraised value of its common stock. The remaining increase in employee benefits expense resulted from increases in salaries and wages.

YEAR 2000

     During 1997 the Company established a Year 2000 Taskforce charged with the responsibility of ensuring all internal and external information and non-information technology systems critical to business functions are Year 2000 compliant. The taskforce developed a five phase "key step plan". Each phase is identified and described below:

- Education - during this phase Year 2000 issues relating to the Company are identified, resources are committed and an overall strategy is developed.
- Assessment - during the assessment phase three areas of concern are identified: internal computing systems and programs consisting of hardware, software, networks, processing platforms and computer programs; environmental and non-information technologys systems including security systems, heating, ventilation and air conditioning systems, elevators, and vault systems; and, external vendors and suppliers including entities providing the Company with hardware, software, and office equipment.
- Renovation - code enhancements, hardware and software upgrades, system replacements, vendor certifications are completed during the renovation phase.
- Validation - in this phase, systems will be tested to ensure they will function properly in the Year 2000. Any errors noted during the validation phase will be corrected and the systems will be retested. This phase will continue until all systems are compliant.
- Special Support - the Company will provide staffing support to monitor all systems as the new century approaches and develop contingency plans in the event a system fails.

     Currently, the Company has completed the education and assessment phases of the key step plan and the renovation phase is substantially complete with only minor enhancements remaining. The validation phase is currently in process. All critical business systems should be validated by December 31, 1998. Initial validation of core banking applications and hardware are complete and were successful. The Company's internal audit department will audit validation results.

     Contingency planning which is included in the special support phase has also begun and a Remediation Contingency plan has been completed addressing the mitigation of risks associated with failure to successfully complete renovation, validation or implementation of the Year 2000 readiness plan. A second contingency plan is in development. This plan, called the Business Resumption Contingency Plan, will address mitigation of risks associated with system failures at critical dates including staffing issues, security concerns, utility failures, hotsite identification and backup system identification. This plan is scheduled for completion by December 31, 1998.

     Management currently estimates total costs of the Company's Year 2000 compliance to be less than $300,000, $100,000 of which have already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external systems is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

     There are many risks associated with the Year 2000 issue, including the possibility of a failure of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as clearing organizations, regulatory agencies, business customers, suppliers and utilities, to remediate their technology systems in a timely manner could result in a material financial risk to the Company. While the Company exercises no control over such third parties, the Company's Year 2000 project plan includes a survey assessment of critical third parties response and remediation plans and their potential impact to the Company.

     The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above.

                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of September 30, 1998, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation SK as presented in the Company's December 31, 1997 Form 10-K.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   None.

ITEM 5.   OTHER INFORMATION
                   Not applicable or required.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits
                            27. Financial Data Schedule.

                   (b) No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.

Date   November 12, 1998             /s/ THOMAS W. SCOTT
     ----------------------         --------------------
                                    Thomas W. Scott
                                    President and Chief Executive Officer

Date   November 12, 1998             /s/ TERRILL R. MOORE
     ----------------------         ---------------------
                                    Terrill R. Moore
                                    Senior Vice President and
                                    Chief Financial Officer