Form 10-K405
period 1998-12-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1999-03-09
CIK 860413

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549
                                     FORM 10-K


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER:  33-64304



                         FIRST INTERSTATE BANCSYSTEM, INC.
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


             MONTANA                                 81-0331430
     (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)              Identification No.)

     401 NORTH 31ST STREET
     BILLINGS, MONTANA                                59116
(Address of principal executive offices)           (Zip Code)


                                   (406) 255-5390
                (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [  X  ] Yes  [     ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates of the registrant as of February 19, 1999 was $295,370,075.

The number of shares outstanding of the registrant's common stock as of February 19, 1999 was 7,982,975.

                                       PART I

                                 ITEM 1.  BUSINESS

THE COMPANY

       First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company") is a bank holding company. FIBS was incorporated in 1971 and is headquartered in Billings, Montana.

       FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 35 banking offices in 24 Montana and Wyoming communities. FIB Capital Trust ("FIB Capital") and Commerce Financial, Inc. ("CFI") are wholly-owned non-bank subsidiaries of FIBS. At December 31, 1998, the Company had assets of $2.5 billion, deposits of $2.0 billion and total stockholders' equity of $164 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

       The Company, through the Banks, delivers a comprehensive range of consumer and commercial banking services to individual and business customers. These services include personal and business checking and savings accounts, time deposits, individual retirement accounts, cash management, trust and brokerage services and commercial, consumer, real estate, agricultural and other loans. Additionally, the Company operates a data processing division that performs data processing services for the Banks and 31 non-affiliated financial institutions in Montana, Wyoming and Idaho. The data processing division also provides processing support for over 986 ATM locations in 19 states, most of which are located in Montana, Wyoming, Idaho, Colorado and North Dakota.

       The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana and Wyoming with additional rights in selected other states.

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

       The banking industry is undergoing change with respect to regulatory matters, consolidation, changing consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its "Strategic Vision." Through the Strategic Vision, the Company emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach, while serving and strengthening the communities in which the Banks are located through community service activities.

       The Company grants significant autonomy and flexibility to the banking offices in delivering and pricing products at the local level in response to market considerations and customer needs. This flexibility and autonomy enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch and market level. The Company believes that this combination of autonomy and accountability allows the banking offices to provide a high level of personalized service to customers while remaining attentive to financial performance.

GROWTH STRATEGY

       The Company's growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has in place an infrastructure that will allow for growth and yield economies of scale on a going forward basis. The Company has received regulatory approval to open three new banking offices in Montana and Wyoming and intends to continue to expand its presence in the Montana and Wyoming markets.

INTERNAL GROWTH

       The Company's internal growth strategy is to attract and retain customers by providing personalized "high touch" service, increasing its offering of products and services, cross-selling existing products and services and opening new branches to better serve its customer base. The Company believes its ability to offer a complete package of consumer and commercial banking products and services enhances the Company's image as a "one-stop" banking organization. The Company creates awareness of its products and services through various marketing and promotional efforts, including involvement in community activities.

EXTERNAL GROWTH

       The Company has grown in recent years by selectively acquiring banks in additional markets in Montana and Wyoming. In the fourth quarter of 1996, the Company acquired eight banking offices. The Company considers acquisitions which will enhance its existing position within a market, expand its presence into complementary markets, or add capabilities or personnel that will enhance the Company as a whole. The Company has a selective acquisition strategy in that it principally considers those institutions with strong financial and managerial resources already in place. The Company's data processing division has also successfully grown its ATM network which provides processing support for over 900 ATMs owned by other banks and third parties.

THE BANKS

       First Interstate Bank in Montana ("FIB Montana"), a Montana chartered bank organized in 1916, has 23 banking offices in 16 Montana communities, including Billings, Bozeman, Colstrip, Cut Bank, Eureka, Evergreen, Gardiner, Great Falls, Hamilton, Hardin, Kalispell, Livingston, Miles City, Missoula, West Yellowstone and Whitefish. These communities are home to a variety of industries, including agriculture, mining, energy, timber processing, tourism, government services, education and medical services, with a significant number of small to medium sized businesses. As of December 31, 1998, FIB Montana held assets and deposits totaling $1.6 billion and $1.3 billion, respectively. FIB Montana is the largest independent bank headquartered in Montana. The Bank's main office is located in Billings, Montana.

       First Interstate Bank in Wyoming ("FIB Wyoming"), a Wyoming chartered bank organized in 1893, has 12 banking offices in eight Wyoming communities, including Buffalo, Casper, Gillette, Greybull, Lander, Laramie, Riverton and Sheridan. These communities are home to a variety of industries, including energy, agriculture, mining, tourism, government services, education and medical services with a significant number of small to medium sized businesses. As of December 31, 1998, FIB Wyoming held assets and deposits totaling $862 million and $754 million, respectively. The Bank's main office is located in Sheridan, Wyoming.

ADMINISTRATION OF THE BANKS

       Each of the Banks and their respective banking offices operate with a significant level of autonomy and are responsible for day-to-day operations, the pricing of loans and deposits, lending decisions and community relations. FIBS also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch and market level. FIBS provides general oversight and centralized services for the Banks to enable them to serve their markets more effectively. These services include data processing, credit administration, auditing, asset/liability management, investment analysis, human resources management, marketing and planning coordination. FIBS continues to emphasize corporate administration of functions which assist the Banks and their branches in more effectively focusing on their respective markets and customers. Key among those functions are the following:

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

FINANCIAL AND ACCOUNTING

       FIBS provides accounting services for the Banks, including general ledger administration, internal and external reporting, asset/liability management and investment portfolio analysis. In addition, the Company has established policies regarding capital expenditures, asset/liability management and capital management.

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

       The Company's loan portfolio is diversified across commercial, consumer, real estate, agricultural and other loans, with a mix of fixed and variable rate loans. The Company's loan portfolio was reclassified in 1998 to aggregate all loans secured by real estate (i.e., agricultural, commercial, consumer, residential and construction) in the real estate category. Individual branches are granted autonomy with respect to product pricing, which is significantly influenced by the markets in which the particular banking offices are located.

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

REAL ESTATE LOANS

       The Banks provide interim and permanent financing for both single-family and multi-unit properties, medium term loans for commercial, agricultural and industrial property and/or buildings, and equity lines of credit secured by real estate. The Banks originate variable and fixed rate real estate mortgages, generally in accordance with the guidelines of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans are typically secured by first liens on the financed property. As of December 31, 1998, 45.9% of the Company's loan portfolio was composed of real estate loans, many of which are fixed rate loans, with maturities generally less than 15 years.

CONSUMER LOANS

       The Banks' consumer loans include personal loans and equity lines of credit. The personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. The equity lines of credit are generally floating rate, reviewed annually and secured by personal property. Over two-thirds of the Company's consumer loans are indirect dealer paper which is created when the Company advances money to dealers of consumer products who in turn lend such money to consumers purchasing automobiles, boats and other consumer goods. As of December 31, 1998, 25.5% of the Company's loan portfolio was composed of consumer and personal loans.

COMMERCIAL LOANS

       The Banks provide a mix of variable and fixed rate commercial loans. The loans are typically made to small to medium sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. As of December 31, 1998, 21.0% of the Company's loan portfolio was composed of commercial loans. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with the business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.

AGRICULTURAL LOANS

       Agricultural loans generally consist of short and medium-term loans and lines of credit and are made to the large base of farm and ranch operations in the Company's market areas. The Banks make agricultural loans in many of the communities they serve, which are generally used for crops, livestock, equipment, and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. As of December 31, 1998, 7.2% of the Company's loan portfolio was composed of agricultural loans. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.

FUNDING SOURCES

       Each of the Banks offers usual and customary depository products provided by commercial and retail banks, including personal and business checking accounts, savings accounts and time deposits (including IRAs). Deposits at the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. While the Company develops and offers a wide array of deposit products, local branch management is given relative autonomy in pricing the depository products offered to customers in an attempt to best compete in each Bank's particular market. As of December 31, 1998, approximately 36.5%, 24.7% and 38.8% of the Company's deposits consisted of demand, savings and time deposits, respectively.

       The Company also has a significant number of repurchase agreements primarily with commercial depositors. Under the repurchase agreements, the Company sells, but does not transfer on its financial statements or otherwise, investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand. As of December 31, 1998, all outstanding repurchase agreements were due in one day.

OTHER OPERATIONS

       In addition to the services mentioned above, the Company offers safe deposit boxes, night depository services and wire transfers, among other things. The Company also operates a substantial data processing division that performs data processing services for the Banks and 31 non-affiliated financial institutions in Montana, Wyoming and Idaho. The data processing division also provides processing support for over 986 ATM locations in 19 states, most of which are located in Montana, Wyoming, Idaho, Colorado and North Dakota.

       The Company, through the Banks, offers a full range of fee-based trust services to its individual, non-profit and corporate clients, including corporate pension plans, individual retirements plans and 401(k) plans. The Company also offers brokerage services through the Banks utilizing a third-party broker-dealer with 7 registered brokerage representatives serving 20 communities within the Company's market areas.

COMPETITION

       The banking and financial services business in both Montana and Wyoming is highly competitive. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. The Company competes in its markets on the basis of its Strategic Vision philosophy, timely and responsive customer service and general market presence. Several of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Banking and Branching Act creates the potential for increased competition in the Banks' markets, particularly from larger, multi-state banks. See "Regulation and Supervision." The Company competes with several large, multi-state banks as well as numerous smaller community banks. Principal competitors include Wells Fargo and Company, U.S. Bancorp and Community First Bankshares, Inc. With respect to core deposits, the Company believes it ranks second in market share to all other competitors in each of Montana and Wyoming. See "Risk Factors-Competition."

EMPLOYEES

       The Company employed approximately 1,027 full-time and 240 part-time employees as of December 31, 1998. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

       FIBS is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of 5% or more of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, FIBS, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve may consider, among other things, whether the performance of such activities by FIBS or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and Well-Capitalized (as defined herein) and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company is considered "Well-Capitalized" under the 1996 Budget Act and Regulation Y, the Federal Reserve adopted, as a rule, risk-based capital ratios (on a consolidated basis) that ae the same as the levels set for determining that a state member bank is Well Capitalized under the provisions established under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

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

       Federally supervised banks are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued rules governing banks and bank holding companies which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or
(ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

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

       The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments regulations adopted by the federal banking agencies.

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

SAFETY AND SOUNDNESS STANDARDS

       The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by the FDICIA. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. The federal banking agencies have promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses;
(iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

       The federal banking agencies have issued an interagency policy statement on the ALL which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALL.

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

       The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization:

                    Assessment Rates Effective January 1, 1999*

                                           Group A     Group B      Group C
       ---------------------------------------------------------------------
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

INTERSTATE BANKING AND BRANCHING

       Under the Riegal-Neal Interstate Banking and Banking Efficiency Act of 1994 (the "Banking and Branching Act"), a bank holding company may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation of the acquisition, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law, except that a state may not impose more than a five-year age requirement.

       The Banking and Branching Act also permits, subject to limitations under state law, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph also apply to such mergers. The Banking and Branching Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

       The State of Montana has enacted legislation which authorizes de novo branching within the state by banks chartered under the laws of the State of Montana. In the same legislation, Montana elected to "opt out" of full interstate branching available under the Banking and Branching Act, thereby precluding interstate branching and branching by interstate merger in Montana until October 1, 2001. Nevertheless, after the foregoing prohibition expires, competition in the Company's market areas could increase significantly. The State of Wyoming authorizes branching by interstate merger, but currently limits intrastate branching in certain respects.

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

       The federal banking agencies have issued regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

       The Federal Interagency Task Force on Fair Lending has issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

       In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on the most recent examinations received, FIB Montana and FIB Wyoming were both rated "satisfactory."

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

NON-BANK SUBSIDIARY

       During 1997, the Company formed FIB Capital, a statutory business trust incorporated under Delaware law, for the exclusive purpose of issuing $40 million of mandatorily redeemable trust preferred securities ("trust preferred securities") and using the proceeds to purchase junior subordinated debentures ("subordinated debentures") issued by FIBS. See also "Notes to Consolidated Financial Statements - Mandatorily Redeemable Preferred Securities of Subsidiary Trust" of the financial statements included in Part IV, Item 14.

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

DEPENDENCE ON KEY PERSONNEL

       The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Homer A. Scott, Jr., Chairman of the Board, Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, or Terrill R. Moore, Senior Vice President, Chief Financial Officer and Secretary, could have a material adverse effect on the Company's business, financial condition and results of operations. See Part III, Item 10, "Directors and Executive Officers of Registrant."

CONTROL BY AFFILIATES

       The directors and executive officers of the Company beneficially own approximately 60.1% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 82.14% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company's business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

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

LACK OF TRADING MARKET; MARKET PRICES

       The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 92.18% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 7.82% held by 13 shareholders without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock in order to reduce the amount of its stock not subject to transfer restrictions. During 1998, 8,362 shares of its unrestricted stock were offered to and repurchased by the Company from participants in the Company's Savings Plan. All shares were repurchased at the most recent minority appraised value at the repurchase date.

       The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates.

       FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1996-1998), FIBS has redeemed a total of 241,338 shares of common stock, all of which was restricted by the shareholder agreements. FIBS has redeemed the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for redemption of stock, but no assurances can be provided that FIBS will not change or end its practice of redeeming stock. Furthermore, FIBS redemptions of stock are subject to corporate law and regulatory restrictions which could prevent stock redemptions.

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

                                ITEM 2.  PROPERTIES

       The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. The Company and FIB Montana lease space for operations in the building. The Company also leases space for operations and seven branch facilities in eight buildings. All other branches are located in Company-owned facilities. The Company believes its leased and owned facilities are adequate for its present needs and anticipated future growth.

       See also "Notes to Consolidated Financial Statements - Premises and Equipment" and "Notes to Consolidated Financial Statements - Commitments and Contingencies" included in Part IV, Item 14.

                             ITEM 3.  LEGAL PROCEEDINGS

       In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. In the opinion of management, following consultation with legal counsel, the pending lawsuits are without merit or, in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on the Company's business, financial condition or results of operations or liquidity.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF FIBS CAPITAL STOCK

       The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,988,573 shares were outstanding as of December 31, 1998, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 1998.

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

       The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 92.18% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 7.82% held by 13 shareholders without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based on the most recent quarterly appraisal available to FIBS. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder.

       Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

                                                       Appraised
          Valuation As Of(1)                         Minority Value
          ---------------                            --------------
       December 31, 1996                                 21.50
       March 31, 1997                                    21.50
       June 30, 1997                                     23.75
       September 30, 1997                                25.00
       December 31, 1997                                 29.00
       March 31, 1998                                    32.00
       June 30, 1998                                     35.00
       September 30, 1998                                33.00
       December 31, 1998                                 37.00

       (1) Sales of stock between dates at which updated valuations are received are adjusted for cash dividends paid.

       As of December 31, 1998, options for 169,280 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $5.24 to $32.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 1998 would be $3.0 million, or a weighted average exercise price of $17.69 per share.

       The book value per share of FIBS common stock as of December 31, 1998 was $20.47. The appraised minority value as of December 31, 1998 was $37.00. The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates indicated above.

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

       Shareholders of the Company who are not Scott family members, with the exception of 13 shareholders who own an aggregate of 624,349 shares of unrestricted stock, are subject to a shareholder's agreement ("Shareholder's Agreement"). The Shareholder's Agreement grants FIBS the option to purchase the stock in any of the following events: 1) the shareholder's intention to sell the stock, 2) the shareholder's death, 3) transfer of the stock by operation of law,
4) termination of the shareholder's status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder's Agreement may not be sold or transferred by the shareholder without triggering FIBS's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement allows FIBS to repurchase any of the FIBS stock acquired by the shareholder after January 1, 1994 if FIBS determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder, and (c) the level of responsibility of the shareholder.

       Purchases of FIBS common stock made through FIBS Savings Plan are not restricted by the Shareholder's Agreement, due to requirements of ERISA and the Internal Revenue Code. However, since the Savings Plan does not allow distributions "in kind," any distributions from an employee's account in the Savings Plan will allow, and may require, the Savings Plan trustee to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is possible that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Savings Plan trustee and accepted by FIBS.

       There are 458 record shareholders of FIBS as of December 31, 1998, including the Company's Savings Plan as trustee for shares held on behalf 661 individual participants in the plan. 247 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan is administered by the Trust Department of FIB Montana, which votes the shares based on the instructions of each participant. In the event the participant does not provide the Trustee with instructions, the Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

DIVIDENDS

       It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter and the amount has historically been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Effective with the dividend paid in January 1996, the dividend has been 30% of quarterly net income. The Board of Directors of FIBS has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

       Historical quarterly dividends for 1997 and 1998 are as follows:

                               Month
                              Declared           Amount         Total Cash
            Quarter           And Paid          Per Share        Dividend
            -------           --------          ---------        --------
       1st quarter 1997       April 1997           $ .25        $ 1,934,003
       2nd quarter 1997       July 1997              .25          1,991,274
       3rd quarter 1997       October 1997           .26          2,089,967
       4th quarter 1997       January 1998           .22          1,765,154
       1st quarter 1998       April 1997             .23          1,843,844
       2nd quarter 1998       July 1998              .23          1,848,623
       3rd quarter 1998       October 1998           .26          2,093,395
       4th quarter 1998       January 1999           .24          1,917,327

       The difference in quarterly dividends is reflective of the actual quarterly net income.

DIVIDEND RESTRICTIONS

       The holders of common stock will be entitled to dividends when, as and if declared by the FIBS Board of Directors out of funds legally available therefor. Under the Company's revolving term loan, the Company is prohibited from declaring or paying any dividends to common stockholders in excess of 33% of net income for the immediately preceding year. The Company has also agreed that the Banks will maintain ratios of tangible primary capital to tangible primary assets not less than the ratios required by regulators or applicable law or regulation, and that the Banks will at all times maintain capital at adequately capitalized levels. The loan restrictions limit the funds available for the payment of dividends from the Banks to FIBS and from FIBS to its shareholders.

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

PREFERRED STOCK

       The authorized capital stock of FIBS includes 100,000 shares of preferred stock. The FIBS Board of Directors is authorized, without approval of the holders of Common Stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. FIBS Board of Directors may cause FIBS to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of the common stock or make it more difficult to effect a change of control of the Company.

       In the event of any dissolution, liquidation or winding up of the affairs of FIBS, before any distribution or payment may be made to the holders of common stock, the holders of preferred stock would be entitled to be paid in full with the respective amounts fixed by FIBS Board of Directors in the resolution or resolutions authorizing the issuance of such series, together with a sum equal to the accrued and unpaid dividends thereon to the date fixed for such distribution or payment. After payment in full of the amount which the holders of preferred stock are entitled to receive, the remaining assets of FIBS would be distributed ratably to the holders of the common stock. If the assets available are not sufficient to pay in full the amount so payable to the holders of all outstanding preferred stock, the holders of all series of such shares would share ratably in any distribution of assets in proportion to the full amounts to which they would otherwise be respectively entitled. The consolidation or merger of FIBS into or with any other corporation or corporations would not be deemed a liquidation, dissolution, or winding up of the affairs of FIBS.

SALES OF UNREGISTERED SECURITIES

       During 1998, the Company issued 5,224 unregistered shares of its common stock to seven individuals exercising stock options. The exercise price was $4.74 per share. The Company also issued 1,827 unregistered shares of its common stock to four Scott Family members for $35 per share, the minority appraised value on the date of issuance.

       These sales were made pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933. For additional information regarding stock options, see "Notes to Consolidated Financial Statements - Employee Benefit Plans" included in Part IV, Item 14.

                   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1998, and 1997 and its results of operations for the fiscal years ended December 31, 1998, 1997, and 1996, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14, which have been audited by KPMG LLP, independent certified public accountants. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such consolidated financial statements, including the notes thereto.

FIVE YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


     Years ended December 31,               1998        1997         1996         1995         1994
----------------------------------------------------------------------------------------------------
OPERATING DATA:
     Interest income                     $ 179,414     165,808      117,925      98,970       80,230
     Interest expense                       81,652      72,663       50,019      41,946       28,451
----------------------------------------------------------------------------------------------------

     Net interest income                    97,762      93,145       67,906      57,024       51,779
     Provision for loan losses               4,170       4,240        3,844       1,629        1,344
----------------------------------------------------------------------------------------------------
     Net interest income after
       provision for loan losses            93,592      88,905       64,062      55,395       50,435
     Other operating income                 29,484      27,311       24,141      19,350       16,844
     Other operating expenses               81,848      74,631       53,609      46,564       41,684
----------------------------------------------------------------------------------------------------

     Income before income taxes             41,228      41,585       34,594      28,181       25,595
     Income tax expense                     15,592      15,730       13,351      10,844        9,861
----------------------------------------------------------------------------------------------------

     Net income                           $ 25,636      25,855       21,243      17,337       15,734
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     Net income applicable to
       common stock                       $ 25,636      24,401       20,818      17,337       15,734
     Basic earnings per common share          3.20        3.07         2.65        2.22         2.01
     Diluted earnings per common
       share(1)                               3.17        3.05         2.64        2.21         2.00
     Dividends per common share               0.94        0.98         0.78        0.48         0.40
     Weighted average common shares
       outstanding - diluted             8,087,809   7,987,921    7,881,024   7,843,644    7,850,188
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

OPERATING RATIOS:
     Return on average assets                 1.10%       1.22         1.41        1.39         1.44
     Return on average common
       stockholders' equity                  16.62       18.12        17.84       16.98        17.64
     Average stockholders' equity to
       average assets                         6.65        7.17         8.08        8.20         8.15
     Net interest margin                      4.76        5.00         5.15        5.19         5.34
     Net interest spread                      4.08        4.32         4.47        4.45         4.76
     Common stock dividend payout
       ratio(2)                              29.38       32.13        29.17       21.72        20.00
     Ratio of earnings to fixed
      charges(3):
       Excluding interest on deposits         6.95x       4.94x        8.74x       9.50x       12.34x
       Including interest on deposits         1.50x       1.55x        1.68x       1.66x        1.87x
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


FIVE YEAR SUMMARY (CONTINUED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

     As of December 31,                   1998        1997         1996         1995         1994
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
     Total assets                      $ 2,478,833   2,234,764    2,063,837   1,351,215    1,134,105
     Loans                               1,484,459   1,470,414    1,375,479     870,378      751,518
     Allowance for loan losses              28,803      28,180       27,797      15,171       13,726
     Investment securities                 678,678     425,603      403,571     258,737      251,745
     Deposits                            2,041,932   1,805,006    1,679,424   1,099,069      939,857
     Long-term debt                         24,288      31,526       64,667      15,867        5,449
     Trust preferred securities             40,000      40,000         -           -            -
     Stockholders' equity                  163,531     145,667      146,061     109,366       95,272
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS:
     Nonperforming assets to total
       loans and OREO(4)                      1.29%       1.15         1.20        0.97         0.94
     Allowance for loan losses to
       total loans                            1.94        1.92         2.02        1.74         1.83
     Allowance for loan losses to
       nonperforming loans(5)               159.63      181.99       185.10      213.74       259.62
     Net charge-offs to average loans         0.24        0.27         0.17        0.13         0.14
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

REGULATORY CAPITAL RATIOS:
     Tier 1 risk-based capital                9.89%       9.67         7.35       10.40        11.32
     Total risk-based capital                12.30       12.19         9.98       11.65        12.58
     Leverage ratio                           7.10        6.94         5.28        7.28         8.12
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


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

     (3) For purposes of computing the ratio of earnings to fixed charges, earnings represents income before income taxes and fixed charges. Fixed charges represent interest expense and preferred stock dividends, which dividends commenced in October 1996 and concluded in October 1997. Deposits include interest-bearing deposits and repurchase agreements. Without including preferred stock dividends in fixed charges and excluding interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 5.87x and 9.91x, respectively. Without including preferred stock dividends in fixed charges and including interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 1.57x and 1.68x, respectively.

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

       The Company, through the Banks, operates 35 banking offices in 24 communities throughout Montana and Wyoming. The Company's income is derived primarily from the net interest income and other operating income. Net interest income consists of the excess of interest income, received primarily on customer loans and investment securities, over interest expense, paid principally on customer deposits and indebtedness. Other operating income primarily includes service charges on deposit accounts, data processing fees and income from fiduciary activities.

       The Company has continued to increase earnings during the periods reported herein while expanding its operations through a combination of internal and external growth. The Company opened four new banking offices in the second half of 1997 and two new banking offices in 1998 to better serve its existing customer base. Approximately $3 million has been invested in property and equipment for the new banking offices and branch staffing levels have increased by approximately 28 full-time employees.

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

       The acquisitions of the FIBNA Banks and FIB Whitefish (collectively, the "Acquired Banks") were accounted for using the purchase method of accounting. Amortization of goodwill resulting from the acquisitions totaled approximately $1.7 million in 1998. The Company believes that the Acquired Banks have been substantially integrated into the Company's operations.

RESULTS OF OPERATIONS

       The Company's increased earnings and expansion of operations in recent years have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to such acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income was flat in 1998 as compared to 1997 reflecting narrowing interest margins, increasingly competitive pricing by the Company's competitors, increased operating costs associated with the opening of new banking offices as discussed above and the Company's focus on enhancing existing facilities and providing substantial human resources training. However, net income to common shareholders increased 5.1% to $25.6 million in 1998 from $24.4 million in 1997 as a result of the November 1997 redemption of preferred stock and issuance of trust preferred securities. Net income increased 21.7% to $25.9 million in 1997 from $21.2 million in 1996 and net income to common shareholders increased 17.2% to $24.4 million in 1997 from $20.8 million in 1996, due principally to internal growth and earnings provided by the Acquired Banks.

       Net income during the fourth quarter 1998 decreased 9.7% from the third quarter. This decrease was principally due to normal increases in expenses related to facility and equipment enhancements, additional rental expense related to expansion of facilities and increases in certain expenses such as supplies, postage and telephone. The remaining increase is attributable to additional OREO provisions, a loss on the sale of OREO property and a non-recurring loss recorded by the Trust Department.

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

       Net interest income increased 4.7% to $97.8 million in 1998 from $93.1 million in 1997. This increase resulted primarily from internal growth. Net interest income increased 37.2% to $93.1 million in 1997 from $67.9 million in 1996. This increase resulted primarily from the incremental net interest income provided by the Acquired Banks.

       The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities. Average balances are averaged daily balances.



AVERAGE BALANCE SHEETS, YIELDS AND RATES
-------------------------------------------------------------------------------------------------------------------
                                                                   Years Ended December 31,
                                      -----------------------------------------------------------------------------
                                                         1998                                1997
                                      ---------------------------------------  ------------------------------------
                                           Average                Average       Average                    Average
(DOLLARS IN THOUSANDS)                     Balance    Interest      Rate        Balance     Interest        Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans(1)                             $ 1,469,741     143,435      9.76%   $ 1,441,800      140,299        9.73%
  U.S. and agency securities               416,965      25,006      6.00        345,771       20,481        5.92
  Federal funds sold                        64,351       3,457      5.37         39,936        2,210        5.53
  Other securities                          71,170       4,610      6.48         23,302        1,467        6.30
  Tax exempt securities(2)                  43,578       3,290      7.55         21,253        1,737        8.17
  Interest-bearing deposits
     in banks                               18,992         997      5.25          7,491          448        5.98
-------------------------------------------------------------------------------------------------------------------

Total interest-earning assets            2,084,797     180,795      8.67      1,879,553      166,642        8.87
Noninterest-earning assets                 236,075                              235,941
-------------------------------------------------------------------------------------------------------------------

Total assets                           $ 2,320,872                       $    2,115,494
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
  Demand deposits                        $ 320,088       6,673      2.08%     $ 304,511        6,369        2.09%
  Savings deposits                         464,527      18,077      3.89        417,352       16,021        3.84
  Time deposits                            754,725      43,498      5.76        626,925       35,739        5.70
  Borrowings(3)                            172,725       7,550      4.37        184,605        8,846        4.79
  Long-term debt                            28,085       2,327      8.29         56,197        5,165        9.19
  Trust preferred securities                40,000       3,527      8.82          5,808          523        9.00
-------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
  and trust preferred securities         1,780,150      81,652      4.59      1,595,398       72,663        4.55
-------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits               360,628                              345,372
Other noninterest-bearing
  liabilities                               25,832                               22,994
Stockholders' equity                       154,262                              151,730
-------------------------------------------------------------------------------------------------------------------

Total liabilities and
  stockholders' equity                 $ 2,320,872                            2,115,494
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net FTE interest income                               $ 99,143                                93,979
Interest rate spread                                                4.08%                                   4.32%
Contribution of interest free funds                                 0.68                                    0.68
Net yield on interest-earning assets(4)                             4.76                                    5.00
Less FTE adjustments(2)                                 (1,381)                                 (834)
-------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
  statements of income                                $ 97,762                                93,145
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                                           Years Ended December 31,
                                                   ------------------------------------------
                                                                     1996
                                                   ------------------------------------------
                                                       Average                    Average
(DOLLARS IN THOUSANDS)                                 Balance     Interest        Rate
---------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans(1)                                         $ 1,014,901      100,039        9.86%
  U.S. and agency securities                           244,314       13,951        5.71
  Federal funds sold                                    25,462        1,342        5.27
  Other securities                                      21,868        1,392        6.37
  Tax exempt securities(2)                              19,100        1,575        8.25
  Interest-bearing deposits
     in banks                                            6,555          376        5.74
---------------------------------------------------------------------------------------------

Total interest-earning assets                        1,332,200      118,675        8.91
Noninterest-earning assets                             173,888
---------------------------------------------------------------------------------------------

Total assets                                       $ 1,506,088
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
  Demand deposits                                    $ 210,153        4,489        2.14%
  Savings deposits                                     301,003       11,305        3.76
  Time deposits                                        464,712       26,328        5.67
  Borrowings(3)                                        126,135        5,869        4.65
  Long-term debt                                        23,760        2,028        8.54
  Trust preferred securities                              -             -             -
---------------------------------------------------------------------------------------------

Total interest-bearing liabilities
  and trust preferred securities                     1,125,763       50,019        4.44
---------------------------------------------------------------------------------------------

Noninterest-bearing deposits                           242,117
Other noninterest-bearing
  liabilities                                           16,487
Stockholders' equity                                   121,721
---------------------------------------------------------------------------------------------

Total liabilities and
  stockholders' equity                             $ 1,506,088

---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Net FTE interest income                                              68,656
Interest rate spread                                                              4.47%
Contribution of interest free funds                                               0.68
Net yield on interest-earning assets(4)                                           5.15
Less FTE adjustments(2)                                                (750)
---------------------------------------------------------------------------------------------

Net interest income per consolidated
  statements of income                                               67,906
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


  (1) Average loan balances include nonaccrual loans. Loan fees included in interest income were $8.1 million, $6.1 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  (2) Interest income and average rates for tax exempt securities are presented on a fully-taxable equivalent (FTE) basis.

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



ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Year ended                                         December 31, 1998                  December 31, 1997
                                                     compared with                      compared with
                                                   December 31, 1997                  December 31, 1996
                                                favorable (unfavorable)            Favorable (unfavorable)
                                           --------------------------------    ----------------------------------
                                            Volume         Rate        Net       Volume         Rate        Net
-----------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans(1)                                 $ 2,727         409        3,136      41,541       (1,281)     40,260
  U.S. and agency securities                 4,270         255        4,525       6,010          520       6,530
  Federal funds sold                         1,312         (65)       1,247         801           67         868
  Other securities                           3,101          42        3,143          90          (15)         75
  Tax exempt securities(1)                   1,685        (132)       1,553         176          (14)        162
  Interest-bearing deposits
     in banks                                  604         (55)         549          56           16          72
-----------------------------------------------------------------------------------------------------------------

Total change                                13,699         454       14,153      48,674         (707)     47,967
-----------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
  Demand deposits                              325         (21)         304       1,974          (94)      1,880
  Savings deposits                           1,836         220        2,056       4,466          250       4,716
  Time deposits                              7,366         393        7,759       9,247          164       9,411
  Borrowings(2)                               (519)       (777)      (1,296)      2,802          175       2,977
  Long-term debt                            (2,329)       (509)      (2,838)      2,981          156       3,137
  Trust preferred securities                 3,015         (11)       3,004         523           -          523
-----------------------------------------------------------------------------------------------------------------

Total change                                 9,694        (705)       8,989      21,993          651      22,644
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in FTE net
  interest income (1)                      $ 4,005       1,159        5,164      26,681       (1,358)     25,323
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Year ended                                         December 31, 1996
                                                     compared with
                                                   December 31, 1995
                                                 favorable (unfavorable)
                                           ----------------------------------
                                             Volume        Rate        Net
-----------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans(1)                                  17,761      (1,457)      16,304
  U.S. and agency securities                 2,518         155        2,673
  Federal funds sold                          (640)       (113)        (753)
  Other securities                             495          33          528
  Tax exempt securities(1)                      65         280          345
  Interest-bearing deposits
     in banks                                   17         (13)           4
-----------------------------------------------------------------------------

Total change                                20,216      (1,115)      19,101
-----------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
  Demand deposits                              944        (703)         241
  Savings deposits                           1,469         (81)       1,388
  Time deposits                              4,647         (52)       4,595
  Borrowings(2)                              1,318        (315)       1,003
  Long-term debt                               906         (60)         846
  Trust preferred securities                   -           -            -
-----------------------------------------------------------------------------

Total change                                 9,284      (1,211)       8,073
-----------------------------------------------------------------------------

Increase (decrease) in FTE net
  interest income (1)                       10,932          96       11,028
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



  (1) Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

  (2) Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

       FTE interest income increased 8.5% to $180.8 million in 1998 from $166.6 million in 1997. This increase resulted primarily from internal growth in earning assets (principally investment securities), offset by a decrease of 20 basis points in the yield on average interest earning assets from 8.87% in 1997 to 8.67% in 1998. The decrease in yield is due to shifts in the mix of average interest earning assets from higher yielding loans to investment securities which produce a lower yield.

       In 1997, FTE interest income increased 40.4% to $166.6 million from $118.7 million in 1996. This increase was due primarily to significant increases in loans due to the Acquired Banks. The yield on average interest earning assets during 1997 was 8.87% compared to 8.91% in 1996.

       Customer loan fees, included in interest income, increased 32.8% to $8.1 million in 1998 from $6.1 million in 1997. The most significant increases from 1997 to 1998 were in real estate loan fees. Loan fees increased 22.0% to $6.1 million in 1997 from $5.0 million in 1996 due to loan fees generated by the Acquired Banks.

       Interest expense increased 12.4% to $81.7 million during 1998 from $72.7 million in 1997. This increase was due primarily to internally generated growth in customer deposits. The rate on average interest-bearing liabilities and trust preferred securities of 4.59% in 1998 increased 4 basis points from 4.55% in 1997.

       Interest expense increased 45.3% to $72.7 million during 1997 from $50.0 million in 1996. This increase was due primarily to the customer deposits and indebtedness incurred in connection with the Acquired Banks. The rate on average interest-bearing liabilities and trust preferred securities of 4.55% in 1997 increased 11 basis points from 4.44% in 1996.

PROVISION FOR LOAN LOSSES

       The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's markets. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provisions for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's markets and industry averages. Annual fluctuation in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

       The provision for loan losses decreased by $70,000 in 1998 to $4.2 million. The provision for loan losses increased 10.3% to $4.2 million in 1997 from $3.8 million in 1996 due to higher loan volumes resulting from the 1996 acquisitions.

OTHER OPERATING INCOME

       The principal sources of other operating income include service charges on deposit accounts, data processing fees, income from fiduciary activities, comprised principally of fees earned on trust assets, and other service charges, commissions and fees. Other operating income increased 8.0% to $29.5 million in 1998 from $27.3 million in 1997 with all four principal categories increasing from the prior year. Other operating income increased 13.1% to $27.3 million in 1997 from $24.1 million in 1996 primarily due to income provided by the Acquired Banks. Without giving effect to the Acquired Banks, operating income from each of the four principal categories except other service charges showed increases in 1997 over 1996. Increases in other operating income from 1997 to 1998 and from 1996 to 1997 were a function of changes in each of the principal categories, as discussed below.

       Service charges on deposit accounts increased 5.3% to $10.4 million in 1998 from $9.9 million in 1997 due primarily to increased overdraft fees. Service charges on deposit accounts increased 18.7% to $9.9 million in 1997 from $7.8 million in 1996. Of this increase, approximately $740,000 was attributable to the Acquired Banks, with the remainder resulting primarily from increased overdraft fees.

       Data processing fees increased 9.5% to $8.1 million in 1998 from $7.4 million in 1997 due primarily to a greater number of data processing customers using the Company's ATM network and a corresponding increase in transaction volumes. The Company's network expanded from 343 ATM locations at December 31, 1995 to 477 locations at year-end 1996, 630 locations at year-end 1997, and to 986 locations at year-end 1998. Although continued expansion of the Company's ATM network and increases in data processing fees are expected to continue, the Company does not expect to continue the rate of growth experienced in recent years. There were no increases in basic charges for data processing services in 1998, 1997 or 1996.

       Increases in operating income from data processing services for 1997 compared to the 1996 were mostly offset by non-recurring adjustments of $300,000 made in January 1996.

       Revenues from fiduciary activities increased 6.5% to $4.3 million in 1998 from $4.1 million in 1997 and 29.2% to $4.1 million in 1997 from $3.2 million in 1996. The increase in 1998 from 1997 was due to increases in the value of assets under trust management. Approximately $889,000 of the increase in 1997 from 1996 was attributable to trust services provided by the Acquired Banks, with the remainder resulting from increases in the value of assets under trust management.

       Other service charges, commissions and fees increased 22.1% to $4.6 million in 1998 from $3.8 million in 1997 and 32.67% to $3.8 million in 1997 from $2.9 million in 1996. The increase in 1998 from 1997 was primarily due to brokerage service fees. The Company began expanding the range and scope of brokerage services offered through its banking offices in December 1997 and currently employs seven registered brokerage representatives. The remaining increase in 1998 was attributable to increases in foreign exchange fees. The increase in other service charges, commissions and fees from 1996 to 1997 is principally attributable to the Acquired Banks.

       OREO gains are included net of provisions for OREO losses and losses on sales of OREO. Variations in net OREO income during the periods resulted principally from fluctuations in such gains and losses. OREO income is anticipated to decline as the number and value of OREO properties decrease. OREO income is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

       In addition to the principal categories discussed above, other income decreased 41.3% to $1.7 million in 1997 from $2.8 million in 1996. The decrease was primarily attributable to the sale of certain merchant credit card processing assets in 1996. The sale included alignment with a third-party credit card processing provider that has enhanced the Company's ability to compete in this highly specialized area.

OTHER OPERATING EXPENSES

       Other operating expenses increased 9.7% to $81.8 million in 1998 from $74.6 million in 1997. Significant components of this increase are discussed below. Other operating expenses increased 39.2% to $74.6 million in 1997 from $53.6 million in 1996. This increase resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $16.1 million in 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operational services to the FIBNA Banks which had been previously operated as dependent branch offices prior to their acquisition by the Company. The increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of such banks into the Company's operations. In addition, goodwill associated with the acquisition of the Acquired Banks resulted in increased amortization expense of approximately $1.8 million from 1996 to 1997.

       Salaries and wages expense increased 11.1% to $32.7 million in 1998 from $29.4 million in 1997. This increase is primarily attributable to inflationary wage increases, the additional staffing requirements of the six new branch banks opened since August 1997 and the addition of administrative personnel providing support for the data processing division. Given the Company's present growth strategy, employee and related compensation expenses are expected to continue to increase.

       Increases in salaries and wages from 1996 to 1997 were due primarily to the direct and indirect expense attributable to the bank acquisitions, as discussed above. The indirect expenses were related particularly to the Company's data processing division and bank operation centers. The remainder of the increases in salaries, wages and benefits during these periods were principally inflationary in nature.

       Employee benefits expense increased 23.7% to $10.0 million in 1998 from $8.1 million in 1997. Approximately $961,000 of this increase is attributable to additional accruals for the increased value of stock appreciation rights resulting from significant increases in the appraised value of the Company's common stock during 1998. The remaining increase is attributable to increases in staffing levels as discussed above.

       Employee benefits expense increased 41.0% to $8.1 million in 1997 from $5.7 million in 1996 primarily due to the direct and indirect expense attributable to the bank acquisitions.

       Occupancy and furniture and equipment expenses have increased over the periods primarily as a result of the additional facilities associated with internal growth and bank acquisitions, the expansion of the ATM network and additional equipment used in the data processing division. Furthermore, these expenses have increased due to higher depreciation, maintenance and other costs related to the foregoing items and various other computer hardware and software, including upgrades, used in the Company's operations.

       FDIC deposit insurance premiums in 1998 of $215,000 were comparable to premiums in 1997, however, FDIC deposit insurance premiums increased to $206,000 in 1997 from $5,000 in 1996. This increase resulted from an increase in FDIC FICO bond assessment effective January 1, 1997. FDIC deposit insurance rates reflect the Company's "well-capitalized" rating by the FDIC.

       Other expenses primarily include advertising and public relations costs, legal, audit and other professional fees, and office supply, postage and telephone expenses. Other expenses increased 4.9% to $21.5 million in 1998 from $20.5 million in 1997 due primarily to increases in professional fees resulting from Company-wide sales and service training and employee development activities conducted during 1998. Other expenses increased 43.3% to $20.5 million in 1997 from $14.3 million in 1996 as a result of the direct and indirect costs associated with the Acquired Banks. Exclusive of these costs, during 1997 compared to 1996, other expenses increased approximately $484,000 due principally to consulting fees associated with revision of the Company's employee job evaluation system and accruals for financial planning activities.

INCOME TAX EXPENSE

       The Company's effective federal tax rate was 32.5%, 33.3% and 33.3% for the years ended December 31, 1998, 1997 and 1996, respectively. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 5.3%, 4.5% and 5.3% for years ended
December 31, 1998, 1997 and 1996, respectively.   Pretax earnings subject to
Montana state income tax were approximately 57%, 57% and 67% of consolidated pretax earnings in 1998, 1997 and 1996, respectively.

FINANCIAL CONDITION

       Total assets increased 10.9% to $2,479 million as of December 31, 1998 from $2,235 million as of December 31, 1997. This increase was due principally to increases in investment securities funded through internally generated deposit growth. Total assets increased 8.3% to $2,235 million as of December 31, 1997 from $2,064 million as of December 31, 1996. This increase resulted primarily from internal growth in the Company's loan portfolio funded by increases in repurchase agreements and deposits.

LOANS

       Total loans increased 1.0% to $1,484 million as of December 31, 1998 from $1,470 million as of December 31, 1997. The Company's loan portfolio was reclassified in 1998 to aggregate all loans secured by real estate (i.e., agricultural, commercial, consumer, residential and construction) in the real estate category. These reclassifications have been made to all historical amounts to conform to the 1998 presentation. As shown below, growth in commercial loans was partially offset by decreases in real estate, agriculture and consumer loans. Management attributes this decline in growth rate to increasingly competitive loan pricing by competitors in the Company's market area and the Company's unwillingness to expand credit risk to meet competition for certain consumer loans.

       As of December 31, 1997, total loans increased 6.9% to $1,470 million from $1,375 million as of December 31, 1996. All categories of loans except commercial loans showed increases in volumes during this period due to strong economic conditions in the Company's markets and internal growth resulting from the Company's marketing activities.

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

       The following tables present the composition of the Company's loan portfolio as of the dates indicated:



LOANS OUTSTANDING
--------------------------------------------------------------------------------------------------------------------
                                                                         As of December 31,
                                        ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     1998         Percent     1997         Percent     1996         Percent
--------------------------------------------------------------------------------------------------------------------
LOANS
  Real estate(1)                         $ 681,670        45.9%   $ 683,212        46.5%   $ 600,007        43.6%
  Consumer                                 379,197        25.5      412,231        28.0      410,258        29.8
  Commercial                               311,040        21.0      261,513        17.8      272,888        19.8
  Agricultural                             106,707         7.2      107,649         7.3       90,883         6.6
  Other loans                                5,845         0.4        5,809         0.4        1,443         0.2
--------------------------------------------------------------------------------------------------------------------
Total loans                              1,484,459       100.0%   1,470,414       100.0%   1,375,479       100.0%
--------------------------------------------------------------------------------------------------------------------

Less allowance for
  loan losses                               28,803                   28,180                   27,797
--------------------------------------------------------------------------------------------------------------------

Net loans                              $ 1,455,656                1,442,234              $ 1,347,682
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Ratio of allowance
  to total loans                              1.94%                    1.92%                    2.02%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------
                                                             As of December 31,
                                     ------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1995        Percent     1994         Percent
-------------------------------------------------------------------------------------------
LOANS
  Real estate(1)                         $ 384,349        44.2%   $ 291,011        38.8%
  Consumer                                 247,665        28.5      234,680        31.2
  Commercial                               166,602        19.1      161,822        21.5
  Agricultural                              70,001         8.0       62,589         8.3
  Other loans                                1,761         0.2        1,416         0.2
-------------------------------------------------------------------------------------------
Total loans                                870,378       100.0%     751,518       100.0%
-------------------------------------------------------------------------------------------

Less allowance for
  loan losses                               15,171                   13,726
-------------------------------------------------------------------------------------------

Net loans                                $ 855,207                $ 737,792
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Ratio of allowance
  to total loans                             1.74%                    1.83%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


       (1) Includes consumer, commercial and agricultural loans secured by real estate as follows:

                                            1998        1997         1996          1995       1994
                                            ----        ----         ----          ----       ----
       Consumer                          $ 102,622      93,510       74,607      53,046       42,687
       Commercial                          351,229     264,842      198,570     145,380      100,468
       Agricultural                         60,459      56,397       52,689      43,826       35,605


       The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1998:

MATURITIES AND INTEREST RATE SENSITIVITIES
----------------------------------------------------------------------------------------
                                           Within    One Year to     After
(DOLLARS IN THOUSANDS)                    One Year    Five Years   Five Years    Total
----------------------------------------------------------------------------------------
Real estate                              $ 233,321     289,290      159,059     681,670
Consumer                                   163,811     205,788        9,598     379,197
Commercial                                 184,384     101,386       25,270     311,040
Agriculture                                 86,705      18,095        1,907     106,707
Other loans                                  5,845        -            -          5,845
----------------------------------------------------------------------------------------
                                         $ 674,066     614,559      195,834   1,484,459
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Loans at fixed interest rates            $ 362,587     469,328       89,929     921,844
Loans at variable interest rates           300,780     145,231      105,905     551,916
Nonaccrual loans                            10,699        -            -         10,699
----------------------------------------------------------------------------------------
                                         $ 674,066     614,559      195,834   1,484,459
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------


       For additional information concerning the Company's loan portfolio and its credit administration policies, see Part I, Item 1, "Business-Lending Activities."

INVESTMENT SECURITIES

       The Company's investment portfolio is managed to result in obtaining the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities, and other equity securities. Federal funds sold are additional investments which are not classified as investment securities. Investment securities classified as available-for-sale are recorded at fair market value, while investment securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, are reported as increases or decreases in stockholders' equity for available-for-sale securities.

       Investment securities increased 59.5% to $679 million as of December 31, 1998 from $426 million as of December 31, 1997 as a result of growth in funding sources exceeding loan growth. The majority of this increase occurred in U.S. Government agencies, tax exempt securities and other mortgage-backed securities and resulted in a significant increase in the duration of the portfolio. Investment securities increased 5.5% to $426 million as of December 31, 1997 from $404 million as of December 31, 1996. This increase resulted from the investment securities held by the Acquired Banks at the time of acquisition. As of December 31, 1998, there were no concentrations of investments greater than 10% of the Company's stockholders' equity in any individual security issuer, other than the U.S. Treasury and U.S. Government agencies.

       The following table sets forth the book value, percentage of total investment securities and average yield for the Company's investment securities as of December 31, 1998.

SECURITIES MATURITIES AND YIELD
-------------------------------------------------------------------------------
                                                       % of Total
                                            Book       Investment    Average
(DOLLARS IN THOUSANDS)                     Value       Securities    Yield(1)
-------------------------------------------------------------------------------
U.S. TREASURY SECURITIES
  Maturing within one year                $ 40,575         6.0         5.82%
  Maturing in one to five years            121,330        17.9         6.11
-------------------------------------------------------------------------------
                                           161,905
  Mark-to-market adjustments on
     securities available-for-sale           1,937
-------------------------------------------------------------------------------

Total                                      163,842        24.1         6.03
-------------------------------------------------------------------------------

U.S. GOVERNMENT AGENCY SECURITIES
  Maturing within one year                  85,158        12.5         5.89
  Maturing in one to five years             71,284        10.5         5.90
-------------------------------------------------------------------------------
                                           156,442
  Mark-to-market adjustments on
     securities available-for-sale           1,124
-------------------------------------------------------------------------------

     Total                                 157,566        23.2         5.90
-------------------------------------------------------------------------------

TAX EXEMPT SECURITIES
  Maturing within one year                   2,685         0.4         8.02
  Maturing in one to five years             12,948         1.9         8.03
  Maturing in five to ten years             51,292         7.6         6.97
  Maturing after ten years                   1,198         0.2         9.08
-------------------------------------------------------------------------------
                                            68,123
  Mark-to-market adjustments on
     securities available-for-sale             291
-------------------------------------------------------------------------------

     Total                                  68,414        10.1         7.25
-------------------------------------------------------------------------------

CORPORATE SECURITIES
  Maturing within one year                  44,525         6.6         5.72
  Maturing in one to five years             20,104         3.0         6.04
-------------------------------------------------------------------------------
                                            64,629
  Mark-to-market adjustments on
     securities available-for-sale              44
-------------------------------------------------------------------------------

     Total                                  64,673         9.6         5.80
-------------------------------------------------------------------------------

OTHER MORTGAGE-BACKED SECURITIES
  Maturing within one year                  55,438         8.2         6.43
  Maturing in one to five years             79,819        11.8         6.39
  Maturing in one to five years             17,985         2.7         6.42
  Maturing after ten years                  60,002         8.8         6.26
-------------------------------------------------------------------------------
                                           213,244
  Mark-to-market adjustments on
     securities available-for-sale             (54)
-------------------------------------------------------------------------------

     Total                                 213,190        31.4         6.37
-------------------------------------------------------------------------------



SECURITIES MATURITIES AND YIELD, CONTINUED
-------------------------------------------------------------------------------
                                                       % of Total
                                            Book       Investment    Average
(DOLLARS IN THOUSANDS)                     Value       Securities    Yield(1)
-------------------------------------------------------------------------------
Equity securities with no stated
  maturity                                  10,819         1.6
Mark-to-market adjustments on
  securities available-for-sale                174
-------------------------------------------------------------------------------
     Total                                  10,993         1.6
-------------------------------------------------------------------------------
Total                                    $ 678,678       100.0         6.11
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  (1)  Average yields have been calculated on a fully-taxable basis.

       The maturities noted above doe not reflect $85,103 of investment securities with call provisions exercisable within the next year.

       For additional information concerning investment securities, see "Notes to Consolidated Financial Statements - Investment Securities" included in Part IV, Item 14.

DEPOSITS

       The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company's primary funding source. The Company's deposits consist primarily of the following interest bearing accounts: demand deposits, savings accounts, IRAs and time deposits (CDs). For additional information concerning the Company's deposits, including its use of repurchase agreements, as discussed below, see
Part I, Item 1, "Business-Funding Sources."

       Deposits increased 13.1% to $2,042 million as of December 31, 1998, as compared to $1,805 million as of December 31, 1997 and 7.5% to $1,805 million as of December 31, 1997 compared to $1,679 million as of December 31, 1996. These increases resulted from internal growth in 1997 and 1998. For additional information concerning customer deposits as of December 31, 1998 and 1997, see "Notes to Consolidated Financial Statements - Deposits" included in Part IV,
Item 14.

OTHER BORROWINGS

       In addition to deposits, the Company also uses repurchase agreements with commercial depositors as significant sources of funding and, on a seasonal basis, federal funds purchased.

       The following table sets forth certain information regarding these two sources of funding as of the dates indicated:


As of and for the years ended December 31,    1998        1997         1996
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Federal funds purchased:
  Balance at period end                  $   1,675       4,025       13,450
  Average balance                            1,321      28,651       18,687
  Maximum amount outstanding
     at any month-end                       15,340      83,185       56,700
  Average interest rate:
       During the year                        4.99%       5.46         5.58
       At period end                          4.12        5.95         5.61
Securities sold under repurchase
  agreements:
  Balance at period end                  $ 173,593     176,350      129,137
  Average balance                          162,583     141,825      101,046
  Maximum amount outstanding
     at any month-end                      173,593     176,350      129,137
  Average interest rate:
       During the year                        4.32%       4.69         4.46
       At period end                          3.94        4.61         4.42


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

       The following table sets forth information regarding non-performing assets as of the dates indicated:



As of December 31,                            1998        1997         1996        1995         1994
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Non-performing loans:
  Nonaccrual loans                        $ 10,699       9,681        6,822       3,632        3,134
  Accruing loans past due 90 days
     or more                                 4,039       4,883        6,432       1,711          534
  Restructured loans                         3,306         928        1,763       1,755        1,619
-----------------------------------------------------------------------------------------------------

Total non-performing loans                  18,044      15,492       15,017       7,098        5,287
OREO                                         1,113       1,362        1,546       1,349        1,803
-----------------------------------------------------------------------------------------------------

Total non-performing assets               $ 19,157      16,854       16,563       8,447        7,090
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Non-performing assets to total
  loans and OREO                             1.29%       1.15%        1.20%       0.97%        0.94%
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


       Non-performing loans increased 16.5% to $18 million as of December 31, 1998 as compared to $15 million as of December 31, 1997 due to slight deteriorations in the agricultural and consumer market sectors. Non-performing loans increased 3.2% to $15 million as of December 31, 1997 as compared to $15 million as of December 31, 1996. The increase was due to the non-performing loans held by the Acquired Banks, an increase in the loan portfolio and a slight deterioration in the agricultural and consumer market sector. Approximately $1,062,000, $763,000, $405,000, $318,000 and $296,000
of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

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

       The following table sets forth classified loans as of the dates indicated.

As of December 31,                            1998        1997         1996
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Substandard                               $ 43,449      34,161       19,994
Doubtful                                     3,561       2,468        2,321
Loss                                         3,033       2,584        2,264
----------------------------------------------------------------------------
Total                                      $50,043      39,213       24,579
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Classified loans to total loans               3.37%       2.67%        1.79%
Allowance for loan losses to
  classified loans                           57.56%      71.86%      113.09%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

       Loans classified as substandard increased 27.2% to $43.4 million as of December 31, 1998. Approximately $9.0 million of the increase is the result of downgrading the loans of three commercial borrowers.

       With the exception of these classified loans, management is not aware of any loans as of December 31, 1998 where the known credit problems of the borrowers would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-performing asset table above at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such conditions may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on non-accrual status or become restructured loans or OREO in the future.

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

       The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,  1998         1997        1996         1995        1994
----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Balance at the beginning of period        $ 28,180      27,797       15,171      13,726       13,373
Beginning allowance of acquired banks         -           -          10,553         917         -
Charge-offs:
  Real estate                                  370         141           27          20           53
  Consumer                                   3,988       5,607        2,384       1,679        1,425
  Commercial                                 1,920       1,132        1,127         393          398
  Agricultural                                 349          71          220          25            4
----------------------------------------------------------------------------------------------------
Total charge-offs                            6,627       6,951        3,758       2,117        1,880

Recoveries:
  Real estate                                  213         246            9         119           36
  Consumer                                   1,500       1,816          974         557          472
  Commercial                                 1,315         732          850         252          299
  Agricultural                                  52         300          154          88           82
----------------------------------------------------------------------------------------------------

Total recoveries                             3,080       3,094        1,987       1,016          889
----------------------------------------------------------------------------------------------------

Net charge-offs                              3,547       3,857        1,771       1,101          991
Provision for loan losses                    4,170       4,240        3,844       1,629        1,344
----------------------------------------------------------------------------------------------------

Balance at end of period                  $ 28,803      28,180       27,797      15,171       13,726
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Period end loans                         1,484,459   1,470,414    1,375,479     870,378      751,518
Average loans                            1,469,741   1,441,800    1,014,901     837,288      705,690
Net charge-offs to average loans              0.24%       0.27%        0.17%       0.13%        0.14%
Allowance to period end loans                 1.94%       1.92%        2.02%       1.74%        1.83%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

As of December 31,                                  1998                    1997                     1996
------------------------------------------------------------------------------------------------------------------
                                           Allocated     % Of     Allocated       % Of     Allocated       % Of
                                            Reserves     Loans     Reserves       Loans     Reserves       Loans
------------------------------------------------------------------------------------------------------------------
Real estate                                   $207        45.9%    $    -          46.5%     $   -          43.6%
Consumer                                     1,708        25.5        1,383        28.0        1,280        29.8
Commercial                                     834        21.0          870        17.8          594        19.8
Agricultural                                   284         7.2          331         7.3          390         6.6
Other loans                                    -           0.4          -           0.4          -           0.2
------------------------------------------------------------------------------------------------------------------

Total allocated                              3,033                    2,584                    2,264
Unallocated                                 25,770                   25,596                   25,533
------------------------------------------------------------------------------------------------------------------

   Totals                                  $28,803       100.0%    $ 28,180       100.0%     $27,797       100.0%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------
As of December 31,                                    1995                    1994
-----------------------------------------------------------------------------------------
                                         Allocated        % Of    Allocated       % Of
                                          Reserves        Loans    Reserves       Loans
-----------------------------------------------------------------------------------------
Real estate                               $    -          44.2%    $      3        38.8%
Consumer                                     1,118        28.5        1,154        31.2
Commercial                                     789        19.1          791        21.5
Agricultural                                   322         8.0          280         8.3
Other loans                                    -           0.2          -           0.2
-----------------------------------------------------------------------------------------

Total allocated                              2,229                    2,228
Unallocated                                 12,942                   11,498
-----------------------------------------------------------------------------------------

   Totals                                  $15,171       100.0%     $13,726       100.0%
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


       Allocated reserves as presented above for 1997 and prior years have not been restated to reflect the reclassifications of loans secured by real estate included in other categories of loans in those years (e.g., agricultural, commercial and consumer). Comparable data for allocated reserves was not readily available for 1997 and prior years to give effect to the reclassification of real estate loans and recreation of such information was not deemed practical. Management does not believe that the impact on trends presented without such reclassification is significant.

LIQUIDITY AND CASH FLOW

       The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions and repayments; and management of investment securities.

       Net cash provided by operating activities, primarily representing net income, totaled $39 million for 1998, $44 million for 1997 and $29 million for 1996. Net cash used for investing activities totaled $277 million for 1998, $128 million for 1997 and $122 million for 1996. The funds used for investing activities primarily represent increases in loans and investments in connection with internal growth in 1998 and 1997 and acquisitions and internal growth in 1996.

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

       As a holding company, FIBS is a corporation separate and apart from the Banks, and therefore, provides for its own liquidity. Substantially all of FIBS's revenues are obtained from management fees, dividends declared and paid by the Banks and net revenues of the data processing division. As of December 31, 1998, the Banks had approximately $15 million available to be paid as dividends to FIBS. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to FIBS. See Part I,
Item 1, "Business-Regulation and Supervision." Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

       In connection with the acquisition of the FIBNA Banks, the Company obtained a revolving term loan and issued subordinated notes and shares of noncumulative perpetual preferred stock. The revolving term loan bears interest at variable rates and was issued by a syndicate of banks. The loan expires in December 2003, and is secured by all of the outstanding capital stock of the Banks. The available borrowing amount under the loan is reduced by $2 million on a semi-annual basis. The loan contains various restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends. As of December 31, 1998, no amounts were outstanding under the revolving term loan and the borrowing capacity available thereunder was $8 million. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see "Notes to Consolidated Financial Statements - Long Term Debt" included in Part IV, Item 14.

       The noncumulative perpetual preferred stock was redeemed on November 7, 1997 with a portion of the proceeds from issuance of trust preferred securities by FIB Capital. The trust preferred securities are unsecured, bear interest at a rate of 8.625%, and mature on December 1, 2027. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. The trust preferred securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002 or at any time in the event of unfavorable changes in tax laws or regulations in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company has guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by FIB Capital. The remaining proceeds from the issuance of trust preferred securities were used to reduce the Company's revolving term loan. For additional information concerning the trust preferred securities see "Notes to Consolidated Financial Statements -Mandatorily Redeemable Preferred Securities of Subsidiary Trust" included in

Part IV, Item 14.

CAPITAL RESOURCES

       Stockholders' equity increased 12.3% to $164 million as of December 31, 1998. This increase was due primarily to increases in retained earnings. Stockholders' equity decreased 0.3% to $146 million as of December 31, 1997 from $146 million as of December 31, 1996 due to the redemption of $20 million of noncumulative perpetual preferred stock which was partially offset by an increase in retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company. For the years ended December 31, 1998, 1997 and 1996, the Company paid aggregate cash dividends to stockholders of $8 million, $9 million and $6 million, respectively.

       Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 1998, each of the Banks had levels of capital which met or exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see "Notes to Consolidated Financial Statements - Regulatory Matters" contained in Part IV, Item 14.

INTEREST RATE RISK MANAGEMENT

       The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, and the mix of interest-bearing assets and liabilities.

       The ability to optimize the net interest margin is largely dependent upon the achievement of an interest rate spread which can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap. The following table shows interest rate sensitivity gaps for different intervals as of December 31, 1998:



                                           Three        Three         One
                                          Months        Months       Year to      After
(DOLLARS IN THOUSANDS)                   or Less     to One Year   Five Years  Five Years     Total
-----------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans(1)                               $ 571,328     220,640      546,298     135,494    1,473,760
  Investment securities(2)                 114,254     127,054      308,091     129,279      678,678
  Interest-bearing deposits in banks        17,562        -            -           -          17,562
  Federal funds sold                        31,930        -            -           -          31,930
-----------------------------------------------------------------------------------------------------

Total interest-earning assets            $ 735,074     347,694      854,389     264,773    2,201,930
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES AND TRUST PREFERRED SECURITIES:
  Interest-bearing demand accounts(3)     $ 26,624      79,872      248,490        -         354,986
  Savings deposits(3)                      381,146      30,025       93,411        -         504,582
  Time deposits, $100 or more               88,136      87,936       44,037        -         220,109
  Other time deposits                      167,117     220,303      183,396         441      571,257
  Federal funds purchased                    1,675        -            -           -           1,675
  Securities sold under repurchase
     agreements                            173,593        -            -           -         173,593
  Other borrowed funds                       9,828        -            -           -           9,828
  Long-term debt                               387         118        7,483      16,300       24,288
  Trust preferred securities                  -           -            -         40,000       40,000
-----------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
  and trust preferred securities         $ 848,506     418,254      576,817      56,741    1,900,318
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Rate gap                                  (113,432)    (70,560)     277,572     208,032      301,612
Cumulative rate gap                       (113,432)   (183,992)      93,580     301,612
Cumulative rate gap as a percentage of
  total interest-earning assets              (5.15)%     (8.36)%      4.25%      13.70%
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


     Assumptions used:

       (1)  Does not include nonaccrual loans of $10,699.

       (2) Adjusted to reflect: (a) expected shorter maturities based upon the Company's historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

       (3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. The allocation presented is based on that historical analysis.

       As noted in footnote 3 above, interest-bearing demand accounts and savings deposits are allocated based on historical analysis of their interest sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $565 million, a negative cumulative one year gap of $526 million and a positive cumulative one to five year gap of $96 million.

       The balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional gap analysis. The income simulation model involves a degree of estimation based on certain assumptions management believes to be reasonable including estimated cash flows, prepayments, repricing characteristics, actual maturities, deposit growth and retention, and the relative sensitivity of assets and liabilities to change in market interest rates. The relative sensitivity is important to consider since the Company's deposit base is not subject to the same degree of interest sensitivity as its assets. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk should interest rates vary one percent over a one year period. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company's net interest margin.

       In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

YEAR 2000

       During 1997 the Company established a Year 2000 Taskforce charged with the responsibility of ensuring all internal and external information and non-information technology systems critical to business functions are Year 2000 compliant. The taskforce developed a five-phase "key step plan." Each phase is identified and described below:

          - Education - During this phase, Year 2000 issues relating to the Company are identified, resources are committed and an overall strategy is developed.

          - Assessment - during the assessment phase three areas of concern are identified: internal computing systems and programs consisting of hardware, software, networks, processing platforms and computer programs; environmental and non-information technology systems including security systems, heating, ventilation and air conditioning systems, elevators, and vault systems; and external vendors and suppliers including entities providing the Company with hardware, software, and office equipment.

          - Renovation - Code enhancements, hardware and software upgrades, system replacements and vendor certifications from hardware, software and office equipment providers are completed during the renovation phase.

          - Validation - In this phase, systems will be tested to ensure they will function properly in the Year 2000. Any errors noted during the validation phase will be corrected and the systems will be retested. This phase will continue until all critical systems are deemed compliant.

          - Special Support - The Company will provide staffing support to monitor all systems as the new century approaches and develop contingency plans in the event a critical system fails.

       Currently, the Company has completed the education, assessment and renovation phases of the key step plan and the validation phase is substantially complete for all critical business systems. Validation will continue through 1999 as new software releases and hardware upgrades are received and implemented. Validation of all secondary systems is currently expected to be completed by September 30, 1999. To date, the validation phase has not revealed any material Year 2000 issues in any of the Company's internal systems or programs. The Company's internal audit department will audit validation results.

       The Company has initiated communications about Year 2000 issues with each of its material service providers, including, without limitation, providers of utilities, suppliers of telecommunications services, and various industry groups, clearing houses and federal and state regulatory agencies. While the Company does not have any reason to believe these service providers will experience Year 2000 problems that will affect their provision of services to the Company, the Company has not yet received sufficient information from these parties to predict the outcomes of their Year 2000 efforts. There can be no assurance that Year 2000 problems experienced by these providers will not materially and adversely affect the Company's operations.

       The Company is in the process of developing a contingency plan. This plan, called the Business Resumption Contingency Plan, will address mitigation of risks associated with system failures at critical dates including staffing issues, security concerns, customer communication, utility failures, hot-site identification and backup system identification. This plan is currently anticipated to be completed by June 30, 1999.

       Management currently estimates total costs of the Company's Year 2000 compliance to be less than $300,000, $125,000 of which has already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external systems is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

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

       The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ markedly from what has been discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 apply to financial statements issued for periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute ten percent or more of combined revenue, income or assets. The Company adopted the provisions of SFAS No. 131 as of January 1, 1998. As of December 31, 1998, the Company had no reportable segments as defined by SFAS No. 131.

       In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Management expects that adoption will not have a material effect on the consolidated financial statements or results of operations of the Company. As of December 31, 1998, the Company was not engaged in hedging activities nor did it hold any derivative instruments which will be affected by the statement.

        ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risk exposure is interest rate risk. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-earning assets decrease relative to interest-bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

       The following tables provide information about the Company's market sensitive financial instruments, categorized by maturity and the instruments' fair values at December 31, 1998 and December 31, 1997. The table constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. For a description of the Company's policies with respect to managing risks associated with changing interest rates, see Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition-Interest Rate Risk Management."

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



                                                     December 31, 1998 Expected Maturity/Principal Repayment
                                         ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1999         2000         2001        2002        2003     Thereafter
-----------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
  Cash and short-term investments        $ 204,019        -            -           -            -           -
  Net loans                                715,319     248,998      175,107     120,000       75,906     127,006
  Securities available-for-sale            116,157      60,449       56,030      54,483       19,612      72,662
  Securities held-to-maturity              112,113      42,987       41,051      32,760        3,788      70,024
-----------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES AND
TRUST PREFERRED SECURITIES:
  Total deposits excluding time deposits   634,966     131,914      131,914     351,772         -           -
  Time deposits                            577,002     136,309       55,688      12,539       11,588         335
  Federal funds purchased                    1,675        -            -           -            -           -
  Securities sold under repurchase
     agreements                            173,593        -            -           -            -           -
  Other borrowed funds                       9,828        -            -           -            -           -
  Long-term debt                             2,111       1,707        1,538       4,094        3,881      12,642
  Trust preferred securities                  -           -            -           -            -         41,600
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                     December 31, 1998 Expected Maturity/Principal Repayment
                                         ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1998       1999        2000         2001        2002      Thereafter
-----------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
  Cash and short-term investments        $ 229,147        -            -           -            -           -
  Net loans                                572,477     221,485      173,478     129,847      116,771     217,010
  Securities available-for-sale             41,720      12,284       50,877      20,856       33,552      29,361
  Securities held-to-maturity               90,606      56,067       32,356      36,723       14,601       7,769
-----------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES AND
TRUST PREFERRED SECURITIES:
  Total deposits excluding time deposits   553,856     194,257      194,257     175,317         -           -
  Time deposits                            463,907     160,633       49,381      11,416       10,193         474
  Federal funds purchased                    4,025        -            -           -            -           -
  Securities sold under repurchase
     agreements                            176,350        -            -           -            -           -
  Other borrowed funds                      11,591        -            -           -            -           -
  Long-term debt                               489         667          135          51        4,151      26,033
  Trust preferred securities                  -           -            -           -            -         43,600
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


       The prepayment projections of net loans are based on experience and do not take into account any allowance for loan losses. The expected maturities of securities are based upon contractual maturities adjusted for projected prepayments of principal and assumes no reinvestment of proceeds. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience. All other financial instruments are stated at contractual maturities.

                ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

            Report of KPMG LLP, Independent Auditors
            Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Income - Years Ended
                December 31, 1998, 1997 and 1996
            Consolidated Statements of Stockholders' Equity and
                Comprehensive Income - Years Ended December 31, 1998,
                 1997 and 1996
            Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                      PART III

              ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       The following table sets forth information concerning each of the directors and executive officers of the Company:

       Name                    Age      Position
       -----                   ----     ---------
       Homer A. Scott, Jr.     64       Chairman of the Board
       James R. Scott          49       Vice Chairman of the Board
       Thomas W. Scott         55       Chief Executive Officer and Director
       Lyle R. Knight          53       President, Chief Operating Officer and
                                          Director
       Terrill R. Moore        46       Senior Vice President, Chief Financial
                                          Officer and Secretary
       William G. Wilson       59       Senior Vice President
       Edward Garding          49       Senior Vice President
       Dan S. Scott            67       Director
       Randy Scott             45       Director
       John M. Heyneman        31       Director
       Joel Long               58       Director
       James Haugh             61       Director

       HOMER A. SCOTT, JR. has been a director of FIBS since 1971 and the Chairman of the Board since 1988. Mr. Scott has served as a director of Montana-Dakota Utilities Resources Group, Inc. since 1983. Mr. Scott is the brother of James R. Scott, Thomas W. Scott and Dan S. Scott and the uncle of John M. Heyneman.

       JAMES R. SCOTT has been a director of FIBS since 1971 and the Vice Chairman of the Board since January 1990. Currently, Mr. Scott is also President of the First Interstate Bank Foundation. Mr. Scott is the brother of Homer A. Scott, Jr., Thomas W. Scott and Dan S. Scott and the uncle of John M. Heyneman.

       THOMAS W. SCOTT has been a director of FIBS since 1971 and has served as Chief Executive Officer of FIBS since 1978. Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott and Dan S. Scott and the uncle of John M. Heyneman.

       LYLE R. KNIGHT has been a director of FIBS and has served as President and Chief Operating Officer of FIBS since May 1998. Prior to FIBS, Mr. Knight has 28 years of bank management experience with multi-branch banks in Arizona and Nevada, most recently as President of Pacific Century Bank of Arizona. From 1995 to 1997, Mr. Knight was a consultant to Norwest Banks of Arizona with responsibilities for business and community development, strategic planning and other special projects.

       TERRILL R. MOORE has been a Senior Vice President, the Chief Financial Officer and Secretary of FIBS since November 1989, and served in various finance and accounting positions within the Company since April 1979. Mr. Moore was formerly a manager with KPMG LLP.

       WILLIAM G. WILSON has been a Senior Vice President of FIBS since 1983. He was also Chief Financial Officer of FIBS until November 1989.

       EDWARD GARDING has been a Senior Vice President of FIBS since
September 1996. In addition, Mr. Garding has been President of FIB Montana and President of FIB Wyoming since October 1997. Prior to joining the FIBS management team in 1996, Mr. Garding has served in various management positions within the Company since 1971, including President of the Sheridan, Wyoming branch of FIB Wyoming from 1988 to 1996.

       DAN S. SCOTT has been a director of FIBS since 1971. Mr. Scott has served as President and General Manager of Padlock Ranch Co. since 1970.
Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott and Thomas W. Scott and the uncle of John M. Heyneman and the father of Randy Scott.

       RANDY SCOTT has been a director of FIBS since August 1993. Currently, Mr. Scott is the managing general partner of the Nbar5 Limited Partnership. Previously, Mr. Scott worked in various capacities for the Company over a period of nineteen years. From 1991 until 1996, Mr. Scott was a trust officer in FIB Montana's trust division. From 1996 through 1998, Mr. Scott worked part time as a consultant to the Company, during which period he obtained his credentials as a certified financial planner. Mr. Scott is the son of Dan S. Scott and the nephew of Homer A. Scott, Jr., James R. Scott and Thomas W. Scott, and the cousin of John M. Heyneman.

       JOHN M. HEYNEMAN has been a director of the Company since March 1998.
He received a bachelor of arts degree from Carlton College in 1989 and a masters degree in plant, soil and environmental sciences from Montana State University in 1998. Prior to entering his masters program at Montana State University, Mr. Heyneman worked in various jobs in the U.S. and abroad, most recently as an international representative for Latin America Sales Corporation, a petroleum processing equipment manufacturer. Currently, Mr. Heyneman is assistant manager at the Padlock Ranch Co. Mr. Heyneman is the nephew of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott and Dan S. Scott, and the cousin of Randy Scott.

       JOEL LONG has been a director of FIBS since May 1996. Mr. Long has been the owner and Chairman of the Board of JTL Group, Inc., a construction firm doing business in Montana and Wyoming, since 1990.

       JAMES HAUGH has been a director of the Company since November 1997.
Mr. Haugh formed American Capital LLC, a financial consulting firm, in October 1994 and has operated this firm since its inception. Prior to forming American Capital LLC, Mr. Haugh was a partner in the accounting firm of KPMG LLP.

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

                          ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth data concerning the compensation received by the Chief Executive Officer of FIBS and the four other most highly compensated executive officers of FIBS as of December 31, 1998, whose salary and bonus for the year ended December 31, 1998, exceeded $100,000 in the aggregate. In all cases, payment was for services in all capacities of the Company and its subsidiaries:



                                                             Summary Compensation Table
                                                             --------------------------
                                                                                          Long-Term
                                                                                          Compensation
                                                                                 Other   -------------
Name and                                                                         Annual     Options/     All Other
Principal Position                            Year      Salary      Bonus    Compensation(1)  SARS (#) Compensation(2)
------------------                            ----      ------      -----   -------------    -----     ------------
Thomas W. Scott                               1998    $250,000     $150,000      $7,200   $1500/1500     $26,793
     President & CEO                          1997     216,000      125,000       7,200           -       23,698
                                              1996     206,000       75,000       7,200           -       23,002

Lyle R. Knight                                1998    $141,538      $67,000      $1,108     $25000/0     $68,566
     President & COO(3)                       1997         -            -           -            -           -
                                              1996         -            -           -            -           -




                                                             Summary Compensation Table
                                                             --------------------------
                                                                                          Long-Term
                                                                                          Compensation
                                                                                 Other   -------------
Name and                                                                         Annual     Options/     All Other
Principal Position                            Year      Salary      Bonus    Compensation(1)  SARS (#) Compensation(2)
------------------                            ----      ------      -----   -------------    -----     ------------
William G. Wilson                             1998    $110,775      $35,500      $7,200   $1200/1200     $13,445
     Senior Vice President                    1997     105,500       31,500       7,200      800/800      13,304
                                              1996     102,000       39,580       7,200      600/600      12,544

Edward Garding                                1998    $136,750      $38,500      $7,200   $1200/1200     $15,850
     Senior Vice President                    1997     129,000       38,700       7,200    1200/1200      15,606
                                              1996     106,730       30,000      20,860      800/800      12,431

Terrill R. Moore                              1998    $125,000      $40,000      $7,200   $1200/1200     $14,762
     Senior Vice President                    1997     100,862       40,000       7,200    1200/1200      12,836
       & CFO                                  1996      86,684       35,184       7,200      800/800      12,740


     (1) Other annual compensation principally relates to an auto allowance or the value of personal usage of a Company-owned vehicle.

     (2) All other compensation includes (i) premiums paid by the Company on health and group life insurance policies, (ii) contributions by the Company to the Company's noncontributory qualified profit sharing plan and (iii) contributions by the Company to the Company's contributory qualified employee savings plan, qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). For the fiscal year ending December 31, 1998, premiums on health and life insurance on behalf of Thomas W. Scott, Lyle R. Knight, William G. Wilson, Edward Garding and Terrill R. Moore were $3,631, $2,113, $3,183, $3,183 and $3,183, respectively. For the fiscal year ending December 31, 1998, contributions to the Company's profit sharing plan on behalf of Thomas W. Scott, Lyle R. Knight, William G. Wilson, Edward Garding and Terrill R. Moore were $10,662, $0, $4,723, $5,830 and $5,329, respectively. For the fiscal year ending December 31, 1998, contributions to the Company's employee savings plan on behalf of Thomas W. Scott, Lyle R. Knight, William G. Wilson, Edward Garding and Terrill R. Moore were $12,500, $0, $5,539, $6,837 and $6,250, respectively.

     (3) Not an executive officer of FIBS prior to 1998. Included in "Other Annual Compensation" for 1998 are reimbursements of moving and related expenses of $16,453 and a signing bonus of $50,000.

OPTION/SAR GRANTS TABLE

       The following table provides information concerning grants of options to purchase FIBS common stock, no par value, and related stock appreciation rights ("SARs") made during the year ended December 31, 1998, to the persons named in the Summary Compensation Table.



                                              Option/SAR Grants in Last Fiscal Year
                                             --------------------------------------                       Potential Realizable
                                             Individual Grants                                                 Value at
                                       ------------------------------------                                  Assumed Annual
                                                               % of Total                                    Rates of Stock
                                                               Options/SARs                                Price Appreciation
                                         Options/               Granted to      Exercise                    For Option Term
                                          SARS                 Employees in       Price   Expiration    ---------------------
          Name                          Granted (#)             Fiscal Year      ($/SH)       Date          5% ($)    10% ($)
         ------                        ---------               ------------     --------  -----------   ---------- ----------
     Thomas W. Scott                   1,500/1,500              2.90%/5.62%      $24.74      1/12/08    $ 46,677   $  118,288

     Lyle R. Knight                       25,000/0             48.36%/0.00%       32.00      5/24/08     503,116    1,274,994

     William G. Wilson                 1,200/1,200              2.32%/4.49%       24.74      1/12/08      37,341       94,630

     Edward Garding                    1,200/1,200              2.32%/4.49%       24.74      1/12/08      37,341       94,630

     Terrill R. Moore                  1,200/1,200              2.32%/4.49%       24.74      1/12/08      37,341       94,630


       The following table indicates the number and value of the stock options and SARs exercised in 1998 and the number and value of unexercised stock options and SARs as of December 31, 1998. All stock options and SARs are currently exercisable.


                                 Aggregated Option/SAR exercised in 1998 and Fiscal Year-End Values
                                 -------------------------------------------------------------------
                                                                            Number of              Value of Unexercised
                                             Shares                        Unexercised                In-The-Money
                                            Acquired     Value            Options/SARS at           Options and SARS at
         Name                             on Exercise  Realized          December 31, 1998          December 31, 1998
        -----                            ------------  --------         -------------------        --------------------
     Thomas W. Scott                            -      $    -               1,500/1,500                 $ 24,780

     Lyle R. Knight                             -          -                   25,000/0                   25,000

     William G. Wilson                          -          -                7,200/5,500                  213,329

     Edward Garding                            832      24,960              8,324/6,362                  249,592

     Terrill R. Moore                          692      20,760              7,800/6,100                  229,749



SURVIVOR INCOME BENEFIT

       The Company has entered into survivor income agreements (the "Survivor Agreements") with certain executive employees. Under the Survivor Agreements, designated beneficiaries are entitled to receive a survivor income benefit if the executive dies before otherwise terminating employment with the Company. Pursuant to the Survivor Agreements and addenda thereto, the Survivor Agreement may convert to a split dollar insurance agreement subject to a 10 year vesting schedule. The Company has entered into this type of Survivor Agreement with Lyle
R. Knight, Terrill R. Moore, William G. Wilson and Edward Garding.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

       The Company has a Stock Option and Stock Appreciation Rights Plan (the "Plan") for key senior officers of the Company. The Plan provides for the granting of stock options which are non-qualified under the Code and SARs in tandem with such options. Each option granted under the Plan may be exercised within a period of ten years from the date of grant. During December 1998, the Company determined that future grants of stock options would no longer include SARs and substantially all outstanding SARs would be eligible to convert to stock options.

COMPENSATION OF DIRECTORS

       Directors who are members of the Scott family, with the exception of John M. Heyneman, or who are executive officers of the Company ("Inside Directors") are compensated for their services in the form of a salary and bonus, as determined by the Compensation Committee of the Board of Directors from time to time. Of the directors not named in the Summary Compensation Table above, Homer A. Scott, Jr. was paid a salary of $99,000 in each of 1998, 1997 and 1996. He was also paid a bonus of $20,000 in 1997 and $15,000 in 1996. James R. Scott was paid a salary of $102,250 in each of 1998, 1997 and 1996 and a bonus of $20,000 in 1997 and $15,000 in 1996. Dan S. Scott was paid a salary of $39,000 in each of 1998, 1997 and 1996 and a bonus of $20,000 in 1997 and
$15,000 in 1996. Randy Scott was paid a salary of $18,050 in 1998, 1997 and 1996. No bonuses were paid to non-management directors in 1998. Non-Inside Directors, presently consisting of Joel Long and James Haugh, receive a $400 monthly retainer, $500 per board meeting attended and $250 for each committee meeting attended.

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

      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information as of December 31, 1998 with respect to the beneficial ownership of the Common Stock for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock,
(ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Unless otherwise indicated in the notes to the table, all shares shown in the following table are owned both of record and beneficially and each of the following parties has sole voting and investment power with respect to such shares.


                                               Number of           Percent
                                                Shares           Beneficially
     Beneficial Owner(1)                    Beneficially Owned        Owned
     -----------------                      ------------------   -------------
     James R. Scott(2)                         1,340,912            16.79%
     439 Grandview Blvd.
     Billings, Montana  59102

     Randy Scott(3)                            1,158,585            14.50%
     521 Freedom Avenue
     Billings, Montana  59105

     Homer Scott, Jr.(4)                       1,024,223            12.82%
     122 Scott Drive
     Sheridan, Wyoming  82801

     Thomas W. Scott                             751,578             9.41%
     P.O. Box 30876
     Billings, Montana  59107

     Susan Scott Heyneman(5)                     560,988             7.02%
     P.O. Box 285
     Fishtail, Montana  59028

     FIB Wyoming(6)                              435,249             5.45%
     P.O. Box 30918
     Billings, Montana  59116



                                               Number of           Percent
                                                Shares           Beneficially
     Beneficial Owner(1)                    Beneficially Owned        Owned
     -----------------                      ------------------   -------------

     Dan S. Scott(7)                               381,068            4.77%
     John M. Heyneman                               37,004            0.46%
     William G. Wilson(8)                           32,855            0.41%
     Lyle R. Knight(8)                              26,314            0.33%
     Edward Garding(8)                              23,491            0.29%
     Terrill R. Moore(8)                            17,357            0.22%
     Joel Long                                       5,511            0.07%
     James Haugh                                       571            0.01%
     All directors and executive officers
       as a group (12 persons)(8)                4,799,469           60.08%

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 31, 1998, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity.

     (2) Includes 560,068 shares owned beneficially as managing partner of J.S. Investments Limited Partnership, 25,796 shares as trustee for John M. Heyneman, Jr. and 25,796 shares as trustee for Thomas Scott Heyneman.

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

     (6) Includes 53,330 shares owned beneficially as trustee for Homer Scott, Jr. Charitable Remainder Unitrust, 113,448 shares as trustee for James Marshall Scott, 122,304 shares as trustee for Homer Rollins Scott, 88,400 shares as trustee for Sandra Arlene Scott, 7,085 shares as trustee for Brekken Arlene Baker, 7,001 shares for Baylee Mae Baker, 2,812 shares for Blake Scott Baker, 24,770 shares for Sarah E. Suzor Wugma and 16,099 shares for Samuel Moise Suzor Wugma.

     (7) Includes 48,960 shares owned beneficially as managing partner of Nbar5 A, 41,452 shares as managing partner of Nbar5 O, 37,700 shares as managing partner of Nbar5 K, 33,944 shares as managing partner of Nbar5 S and 33,944 shares as managing partner of Nbar5 T.

     (8) Includes options to purchase 1,500 shares, 25,000 shares, 7,200 shares, 8,324 shares and 7,800 shares held by Thomas W. Scott, Lyle R. Knight, William G. Wilson, Edward Garding and Terrill R. Moore, respectively.

              ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with related parties, including business with directors, officers, stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with unrelated persons and that did not involve more than a normal risk of collectibility or present other unfavorable features. To the extent that such transactions consisted of extensions of credit to Company executive officers and directors and to certain members of the Scott family, such extensions of credit were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Loans to FIBS's executive officers, directors and their related interests represented approximately 6.4% of the Company's stockholders' equity as of December 31, 1998. Loans to executive officers, directors and related interests of officers and directors of FIBS and the Banks represented approximately 7.4% of the Company's stockholders' equity as of December 31, 1998.

       In July 1998, 30,604 shares of common stock were sold by the Company to 485 individual participants in the Company's 401(k) Savings Plan. The total cash price was $979,000.

       In September 1998, 34,348 shares of common stock were sold by the Company to certain officers, directors, director nominees and employees. The total cash price was $1.20 million.

       From time to time the Company repurchases shares of common stock from stockholders of the Company pursuant to stockholder repurchase agreements and otherwise at the then appraised value thereof. In addition, the Company may redeem shares of common stock from the Company's 401(k) Savings Plan on a quarterly basis in accordance with the investment elections of the plan's participants or in connection with distributions under the plan. For the year ended December 31, 1998, the Company redeemed shares of common stock from the Company's 401(k) Savings Plan in the amount of $56,560.

       The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. The other 50% interest in the partnership is owned by a company in which Joel Long, a director of the Company, owns beneficially an equity interest of approximately 33%. Indebtedness of the partnership ($9.9 million as of December 31, 1998) is recourse to the partners and guaranteed by the Company. The Company paid rent to the partnership of $1.1 million in 1998.

                                      PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Following are the Company's audited consolidated financial statements.

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
KPMG LLP







The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                     /s/ KPMG LLP


Billings, Montana
January 29, 1999

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

December 31,                                              1998         1997
-------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                        $  154,527      136,025
     Federal funds sold                                 31,930       58,675
     Interest-bearing deposits in banks                 17,562       34,447
     Investment securities:
       Available-for-sale                              379,393      188,650
       Held-to-maturity                                299,285      236,953
-------------------------------------------------------------------------------

     Total investment securities                       678,678      425,603
-------------------------------------------------------------------------------

     Loans                                           1,484,459    1,470,414
     Less allowance for loan losses                     28,803       28,180
-------------------------------------------------------------------------------

Net loans                                            1,455,656    1,442,234
-------------------------------------------------------------------------------

     Premises and equipment, net                        63,382       61,274
     Accrued interest receivable                        22,433       22,046
     Goodwill and core deposit
       intangible, net of accumulated
       amortization of $10,950 in 1998
       and $8,486 in 1997                               29,337       31,801
     Other real estate owned, net                        1,113        1,362
     Deferred tax asset                                  5,498        5,946
     Other assets                                       18,717       15,351
-------------------------------------------------------------------------------
                                                   $ 2,478,833    2,234,764
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
       Noninterest bearing                         $   390,998      372,056
       Interest bearing                              1,650,934    1,432,950
-------------------------------------------------------------------------------

     Total deposits                                  2,041,932    1,805,006
-------------------------------------------------------------------------------

     Federal funds purchased                             1,675        4,025
     Securities sold under repurchase
       agreements                                      173,593      176,350
     Accrued interest payable                           13,364       11,306
     Accounts payable and accrued
       expenses                                         10,622        9,293
     Other borrowed funds                                9,828       11,591
     Long-term debt                                     24,288       31,526
-------------------------------------------------------------------------------

     Total liabilities                               2,275,302    2,049,097
-------------------------------------------------------------------------------

     Mandatorily redeemable preferred
       securities of subsidiary trust                   40,000       40,000

     Stockholders' equity:
     Common stock without par value;
       authorized 20,000,000 shares;
       issued and outstanding 7,988,573
       shares and 8,030,799 shares
       as of December 31, 1998 and
       1997, respectively                               10,001       11,490
     Retained earnings                                 151,362      133,277
     Accumulated other comprehensive income              2,168          900
-------------------------------------------------------------------------------

     Total stockholders' equity                        163,531      145,667
-------------------------------------------------------------------------------

                                                   $ 2,478,833    2,234,764
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Book value per common share                   $     20.47        18.14
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

Year Ended December 31,                       1998        1997         1996
--------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans          $ 143,236     140,083       99,882
     Interest and dividends on
       investment securities:
       Taxable                              29,616      21,958       15,343
       Exempt from Federal taxes             2,108       1,109          982
     Interest on deposits with banks           997         448          376
     Interest on Federal funds sold          3,457       2,210        1,342
--------------------------------------------------------------------------------

          Total interest income            179,414     165,808      117,925
--------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                   68,248      58,129       42,122
     Interest on Federal funds purchased        66       1,499        1,043
     Interest on securities sold under
       repurchase agreements                 7,023       6,474        4,508
     Interest on other borrowed funds          461         873          318
     Interest on long-term debt              2,327       5,165        2,028
     Interest on mandatorily redeemable
       preferred securities
       of subsidiary trust                   3,527         523        -
--------------------------------------------------------------------------------

          Total interest expense            81,652      72,663       50,019
--------------------------------------------------------------------------------

          Net interest income               97,762      93,145       67,906
Provision for loan losses                    4,170       4,240        3,844
--------------------------------------------------------------------------------
          Net interest income after
            provision for loan losses       93,592      88,905       64,062

Non-interest income:
     Income from fiduciary activities        4,347       4,083        3,161
     Service charges on deposit accounts    10,379       9,855        7,752
     Data processing                         8,081       7,380        7,324
     Other service charges, commissions,
       and fees                              4,623       3,787        2,857
     Investment securities gains
       (losses), net                           282          89           18
     Other real estate income, net              89         465          214
     Other income                            1,683       1,652        2,815
--------------------------------------------------------------------------------

        Total other operating income        29,484      27,311       24,141
--------------------------------------------------------------------------------

Non-interest expenses:
     Salaries and wages                     32,716      29,448       21,789
     Employee benefits                      10,015       8,097        5,742
     Occupancy, net                          6,418       6,077        4,505
     Furniture and equipment                 8,524       7,721        6,249
     FDIC insurance                            215         206            5
     Goodwill and core deposit
       amortization expense                  2,464       2,585        1,019
     Other expenses                         21,496      20,497       14,300
--------------------------------------------------------------------------------

        Total other operating expenses       81,848      74,631       53,609
--------------------------------------------------------------------------------

Income before income taxes                  41,228      41,585       34,594

Income tax expense                          15,592      15,730       13,351
--------------------------------------------------------------------------------

        Net income                       $  25,636      25,855       21,243
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net income applicable to common
     stockholders                        $  25,636      24,401       20,818
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Basic earnings per common share          $    3.20        3.07         2.65
Diluted earnings per common share             3.17        3.05         2.64
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        Accumulated other    Total
                                                       Preferred      Common  Retained     comprehensive  stockholders'
                                                         stock         stock  earnings         income       equity
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                          $    -          6,692     102,281          393     109,366

Comprehensive income:
     Net income                                            -            -        21,243          -        21,243
     Unrealized gains on available-for-sale investment
       securities, net of reclassification adjustment      -            -          -             114         114
                                                                                                          ------
          Total comprehensive income                                                                      21,357

Preferred stock issuance:
     20,000 shares issued                               20,000          -          -             -        20,000

Preferred stock issuance costs                             -            -          (458)         -          (458)

Common stock transactions:
     65,808 shares retired                                 -         (1,229)       -             -        (1,229)
     187,840 shares issued                                 -          3,478        -             -         3,478

Cash dividends declared:
     Common ($0.78 per share)                              -            -        (6,028)         -        (6,028)
     Preferred (8.53%)                                     -            -          (425)         -          (425)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                            20,000        8,941     116,613          507     146,061

Comprehensive income:
     Net income                                            -            -        25,855          -        25,855
     Unrealized gains on available-for-sale investment
       securities, net of reclassification adjustment      -            -          -             393         393
                                                                                                          ------
          Total comprehensive income                                                                      26,248

Preferred stock retirement:
     20,000 shares retired                             (20,000)         -          -             -       (20,000)

Common stock transactions:
     60,169 shares retired                                 -         (1,322)       -             -         3,871
     177,896 shares issued                                 -          3,871        -             -        (1,322)

Cash dividends declared:
     Common ($0.98 per share)                              -            -        (7,737)         -        (7,737)
     Preferred (8.53%)                                     -            -        (1,454)         -        (1,454)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                               -         11,490     133,277          900     145,667

Comprehensive income:
     Net income                                            -            -        25,636          -        25,636
     Unrealized gains on available-for-sale investment
       securities, net of reclassification adjustment      -            -           -          1,268       1,268
                                                                                                          ------
          Total comprehensive incom                                                                       26,904

Common stock transactions:
     115,361 shares retired                                -         (3,830)        -            -        (3,830)
     73,135 shares issued                                  -          2,341         -            -         2,341

Cash dividends declared:
     Common ($0.94 per share)                              -            -        (7,551)         -        (7,551)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                          $    -         10,001     151,362        2,168     163,531
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(Continued on next page)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (CONCLUDED)
------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ended December 31,                                   1998         1997        1996
------------------------------------------------------------------------------------------

Disclosure of reclassification amount:
     Unrealized and realized holding gains arising
       during the period, net of income tax
       of $921, $286 and $80 in 1998, 1997 and
       1996, respectively                            $   1,440          447         125
     Less reclassification adjustment for gains
       included in net income, net of income tax
       of $110, $35 and $7 in 1998, 1997 and 1996,
       respectively                                       (172)         (54)        (11)
------------------------------------------------------------------------------------------
Net unrealized gain on available-for-sale
 investment securities                                $  1,268          393         114
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Year Ended December 31,                                   1998         1997        1996
------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                       $ 25,636       25,855      21,243
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Provisions for loan and other real estate
            losses                                       4,215        4,236       3,823
          Depreciation and amortization                  9,270        8,549       5,584
          Net premium amortization (discount accretion)
            on investment securities                       286       (1,049)        591
          Net gain on sale of investments                 (282)         (89)        (18)
          Gain on sale of other real estate owned         (248)        (595)       (335)
          Loss (gain) on sale of premises and equipment    346           (9)         (2)
          Provision for deferred income taxes             (326)      (1,306)       (528)
          Increase in accrued interest receivable         (387)      (2,473)       (507)
          Decrease (increase) in other assets           (3,340)       5,198      (1,697)
          Increase in accrued interest payable           2,058        2,402       1,685
          Increase (decrease) in accounts payable
            and accrued expenses                         1,329        3,742      (1,291)
------------------------------------------------------------------------------------------

       Net cash provided by operating activities        38,557       44,461      28,548
------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities:
          Held-to-maturity                            (163,430)    (412,855)   (200,361)
          Available-for-sale                          (388,698)    (133,043)    (63,477)
     Proceeds from maturities and paydowns of
       investment securities:
          Held-to-maturity                             101,048      456,069     150,313
          Available-for-sale                           166,326       38,401      62,460
     Proceeds from sales of available-for-sale
       investment securities                            33,718       31,208       5,523
     Extensions of credit to customers, net of
       repayments                                      (21,947)    (101,673)    (98,142)
     Recoveries on loans charged-off                     3,080        3,094       1,987
     Proceeds from sale of other real estate owned       1,727        2,130       1,121
     Proceeds from sale of premises                      2,219         -           -
     Acquisitions of subsidiaries, net                    -          (1,726)     24,840
     Capital distribution from (contribution to)
       joint ventures                                      321         (275)        150
     Capital expenditures, net                         (11,787)      (8,880)     (6,324)
------------------------------------------------------------------------------------------

       Net cash used in investing activities          (277,423)    (127,550)   (121,910)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                          236,926      125,582      56,674
     Net increase (decrease) in federal funds
       purchased and repurchase agreements              (5,107)      37,788     (15,938)
     Repayments of other borrowed funds, net            (1,763)      (1,480)       (871)
     Borrowings of long-term debt                        2,371        5,750      66,939
     Repayment of long-term debt                        (9,609)     (38,891)    (22,410)
     Proceeds of issuance of mandatorily
       redeemable preferred securities of
       subsidiary trust                                   -          40,000        -
     Debt issuance costs                                   (40)      (2,323)       -
     Proceeds from issuance of common stock              2,341        3,871       3,478
     Proceeds from issuance of preferred stock,
       net of issuance costs                              -            -         19,542
     Payments to retire common stock                    (3,830)      (1,322)     (1,229)
     Payments to retire preferred stock                   -         (20,000)       -
     Dividends paid on common stock                     (7,551)      (7,737)     (6,028)
     Dividends paid on preferred stock                    -          (1,454)       (425)
------------------------------------------------------------------------------------------

       Net cash provided by financing activities       213,738      139,784      99,732

Net increase (decrease) in cash and cash equivalents   (25,128)      56,695       6,370
------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year         229,147      172,452     166,082
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year             $ 204,019      229,147     172,452
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest           $ 79,594       70,484      48,334
     Cash paid during the year for taxes                16,865       17,830      12,805
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


Noncash Investing and Financing Activities - The Company transferred loans of $1,275, $1,347 and $668 to other real estate owned in 1998, 1997 and 1996, respectively.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

       CASH AND CASH EQUIVALENTS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods, and interest-bearing deposits in banks with original maturities of less than three months.

       At December 31, 1998 the Company was required to have aggregate reserves, exclusive of cash on hand, with the Federal Reserve Bank of approximately $11,365. Also, an additional $25,000 compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

       INVESTMENT SECURITIES. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and any marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of stockholders' equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account assets and reported at fair value. The Company carried no trading account assets during 1998, 1997 or 1996. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that affect the borrowers' ability to pay.

       The Company also establishes a reserve for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, will be used to measure impairment instead of discounted cash flows. The Company's impaired loans are those non-consumer loans which are non-accrual or a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments are received. The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

       GOODWILL. Goodwill consists of the excess purchase price over the fair value of identifiable net assets from acquisitions ("excess purchase price") and the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions ("core deposit intangibles"). Excess purchase price is being amortized using the straight-line method over periods of primarily 15 to 25 years. Core deposit intangibles are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

       PREMISES AND EQUIPMENT. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized using straight-line methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Consolidated depreciation expense was $6,692 in 1998, $5,964 in 1997 and $4,182 in 1996.

       LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles (e.g. premises, Goodwill, core deposit intangibles) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 1998, 1997 or 1996.

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

       TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Effective January 1, 1997 the Company recognizes as assets the rights to service mortgage loans for others, whether acquired through purchases or loan originations. Servicing rights of $1,099 and $238 were capitalized in 1998 and 1997, respectively. Servicing rights are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Amortization expense of $317 and $285 was recognized in 1998 and 1997, respectively. Servicing rights are evaluated for impairment by stratifying the servicing assets based on risk characteristics including loan type, note rate and loan term. There were no impairment losses recognized in 1998 or 1997. Carrying value approximates market value at December 31, 1998.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


       PER SHARE DATA. Basic earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common stock outstanding during the period. Book value per common share is calculated by dividing total stockholders' equity less preferred stock by the number of common shares outstanding at the end of the year.

       STOCK-BASED COMPENSATION. The Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award. Intrinsic value is the excess of the appraised value of the underlying stock at the date of grant over the amount an employee must pay to acquire the stock.

       RECLASSIFICATIONS. Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 1998, the Company exceeded all capital adequacy requirements to which is was subject.

       As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company's actual capital amounts and ratios and selected regulatory thresholds as of December 31, 1998 and 1997 are presented in the following table:



                                                                          Adequately                 Well
                                                  Actual                 Capitalized              Capitalized
                                         ----------------------   ------------------------  ----------------------
                                           Amount         Ratio     Amount          Ratio    Amount         Ratio
--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998:
     Total risk-based capital:
          Consolidated                   $ 213,734        12.3%   $ 139,024         8.0%   $ 173,781        10.0%
          FIB Montana                      136,558        12.1       90,665         8.0      113,331        10.0
          FIB Wyoming                       70,046        11.7       47,762         8.0       59,702        10.0

     Tier 1 risk-based capital:
          Consolidated                     171,846         9.9       69,512         4.0      104,268         6.0
          FIB Montana                      122,316        10.8       45,333         4.0       67,999         6.0
          FIB Wyoming                       62,492        10.5       23,881         4.0       35,821         6.0

     Leverage capital ratio:
          Consolidated                     171,846         7.1       96,766         4.0      120,958         5.0
          FIB Montana                      122,316         7.8       62,956         4.0       78,695         5.0
          FIB Wyoming                       62,492         7.4       33,599         4.0       41,999         5.0
--------------------------------------------------------------------------------------------------------------------


                                                                          Adequately                 Well
                                                  Actual                 Capitalized              Capitalized
                                         ----------------------   ------------------------  ----------------------
                                           Amount         Ratio     Amount          Ratio    Amount         Ratio
--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997:
     Total risk-based capital:
          Consolidated                   $ 192,839        12.2%    $126,516         8.0%   $ 158,145        10.0%
          FIB Montana                      131,374        12.4       84,603         8.0      105,754        10.0
          FIB Wyoming                       64,231        12.4       41,421         8.0       51,777        10.0

     Tier 1 risk-based capital:
          Consolidated                     152,967         9.7       63,258         4.0       94,887         6.0
          FIB Montana                      118,113        11.2       42,302         4.0       63,452         6.0
          FIB Wyoming                       57,696        11.1       20,711         4.0       31,066         6.0

     Leverage capital ratio:
          Consolidated                     152,967         6.9       88,207         4.0      110,259         5.0
          FIB Montana                      118,113         8.1       58,423         4.0       73,028         5.0
          FIB Wyoming                       57,696         7.8       29,565         4.0       36,956         5.0
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


(3)  INVESTMENT SECURITIES

     The amortized cost and approximate market values of investment securities are summarized as follows:



AVAILABLE-FOR-SALE                                                   Gross       Gross     Estimated
                                                      Amortized    unrealized  unrealized    market
December 31, 1998                                       cost         gains       losses      value
-----------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $  48,623        1,937         -         50,560
Obligations of U.S. Government agencies                141,505        1,376        (252)     142,629
States, county and municipal securities                  6,638          291         -          6,929
Corporate securities                                     4,326           44         -          4,370
Other mortgage-backed securities                       163,966          557        (611)     163,912
Other securities                                        10,819          174         -         10,993
-----------------------------------------------------------------------------------------------------

   Total                                             $ 375,877        4,379        (863)     379,393
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

HELD-TO-MATURITY                                                      Gross        Gross    Estimated
                                                      Amortized    unrealized    unrealized   market
December 31, 1998                                       cost          gains       losses       value
-----------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $ 113,282        2,569          -       115,851
Obligations of U.S. Government agencies                 14,937           62          -        14,999
States, county and municipal securities                 61,485        1,070         (87)      62,468
Corporate securities                                    60,303          319        (125)      60,497
Other mortgage-backed securities                        49,278           14        (384)      48,908
-----------------------------------------------------------------------------------------------------

     Total                                           $ 299,285        4,034        (596)     302,723
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------



     Gross gains of $284 and gross losses of $2 were realized on the sale of available-for-sale securities in 1998.

     Other securities available-for-sale include equity stocks of the Federal Reserve and the Federal Home Loan Bank with amortized costs of $3,062 and $7,447, respectively, at December 31, 1998.



AVAILABLE-FOR-SALE                                                   Gross       Gross     Estimated
                                                      Amortized    unrealized  unrealized    market
December 31, 1998                                       cost         gains       losses      value
-----------------------------------------------------------------------------------------------------
U.S. Treasury securities                              $ 63,869          594          -        64,463
Obligations of U.S. Government agencies                 56,304           76         (59)      56,321
States, county and municipal securities                  7,479          315          -         7,794
Corporate securities                                     4,331            5          -         4,336
Other mortgage-backed securities                        46,057          321         (37)      46,341
Other securities                                         9,136          259          -         9,395
-----------------------------------------------------------------------------------------------------

     Total                                           $ 187,176        1,570         (96)     188,650
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


HELD-TO-MATURITY                                                      Gross        Gross   Estimated
                                                      Amortized    unrealized   unrealized   market
December 31, 1997                                       cost          gains        losses     value
-----------------------------------------------------------------------------------------------------

U.S. Treasury securities                             $ 181,428        1,019        (128)     182,319
Obligations of U.S. Government agencies                 27,892          117         (34)      27,975
States, county and municipal securities                 17,645          174          (2)      17,817
Corporate securities                                     6,260          -            (6)       6,254
Other mortgage-backed securities                         3,728           29          -         3,757
-----------------------------------------------------------------------------------------------------

     Total                                           $ 236,953        1,339        (170)     238,122
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------



     Gross gains of $89 and no gross losses were realized on the sale of available-for-sale securities in 1997.

     Gross gains of $18 and no gross losses were realized on the sale of available-for-sale securities in 1996.

     Other securities available-for-sale include equity stocks of the Federal Reserve and the Federal Home Loan Bank with amortized costs of $3,002 and $6,074, respectively, at December 31, 1997.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Maturities of investment securities at December 31, 1998 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. At December 31, 1998, the Company had securities callable within one year with amortized costs and estimated market values of $85,103 and $84,936, respectively.



December 31,1998                                        Available-for-Sale        Held-to-Maturity
-----------------------------------------------------------------------------------------------------
                                                       Amortized   Estimated    Amortized   Estimated
                                                         cost     market value    cost     market value
-----------------------------------------------------------------------------------------------------
Within one year                                      $  44,406       44,404      98,896       98,928
After one but within five years                        217,507      220,894     128,964      131,618
After five years but within ten years                   57,026       56,999      36,698       37,285
After ten years                                         46,119       46,103      34,727       34,892
-----------------------------------------------------------------------------------------------------

     Total                                             365,058      368,400     299,285      302,723
-----------------------------------------------------------------------------------------------------
Other                                                   10,819       10,993        -            -
-----------------------------------------------------------------------------------------------------
     Total                                           $ 375,877      379,393     299,285      302,723
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------



     Maturities of securities do not reflect rate repricing opportunities present in many adjustable rate mortgage-backed and corporate securities. At December 31, 1998 and 1997, $8,652 and $14,097, respectively, of variable rate securities are included in investment securities.

     There are no significant concentrations of investments at December 31, 1998 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     Investment securities with amortized cost of $419,349 and $333,920 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, securities sold under repurchase agreements and for other purposes required or permitted by law. The approximate market value of securities pledged at December 31, 1998 and 1997 was $424,372 and $335,500, respectively. All securities sold under repurchase agreements are with customers and generally mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)  LOANS

     Major categories and balances of loans included in the loan portfolios are as follows:



December 31,                                            1998                      1997
--------------------------------------------------------------------------------------------

     Real estate (1)                               $   681,670                  683,212
     Consumer  (2)                                     379,197                  412,231
     Commercial                                        311,040                  261,513
     Agricultural                                      106,707                  107,649
     Other loans, including overdrafts                   5,845                    5,809
--------------------------------------------------------------------------------------------
Total loans                                        $ 1,484,459                1,470,414
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


     (1) Includes agricultural, commercial and consumer loans secured by real estate of $60,459, $351,229 and $102,622, respectively, as of December 31, 1998 and $56,397, $264,842 and $93,510, respectively, as of
          December 31, 1997.

     (2) Includes indirect lending of $252,458 and $266,601 at December 31, 1998 and 1997, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

       At December 31, 1998, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above. The Company has no loans or loan commitments to highly leveraged companies.

       Nonaccrual loans amounted to $10,699 and $9,681 at December 31, 1998 and 1997, respectively, all of which are deemed to be impaired. If interest on nonaccrual loans had been accrued, such income would have approximated $1,062 and $763, respectively. Loans contractually past due ninety days or more aggregating $4,039 on December 31, 1998 and $4,883 on December 31, 1997 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

       Included in impaired loans at December 31, 1998 and 1997 are $2,648 and $1,909, respectively, of loans which have an impairment allowance of $903 and $676, respectively, included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 was approximately $10,976, $7,580 and $3,870, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 1998, 1997 and 1996 would have been approximately $1,014, $706 and $357, respectively.

       Also included in total loans at December 31, 1998 and 1997 are loans with a carrying value of $3,306 and $928, respectively, the terms of which have been modified in troubled debt restructurings. Restructured debt includes nonaccrual loans of $1,710 and $2 at December 31, 1998 and 1997, respectively. The interest income recognized on restructured loans approximated $188, $122 and $158 during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, there were no commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

       Most of the Company's business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company's trade area are not significant and management's anticipated credit losses arising from these transactions compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

       Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $12,025 at December 31, 1998 and $16,411 at December 31, 1997 (including outstanding loans of new executive officers and directors in 1998). During 1998, new loans and advances on existing loans of $13,166 were funded and repayments totaled $17,552. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

(5)    ALLOWANCE FOR LOAN LOSSES

       A summary of changes in the allowance for loan losses follows:



Year ending December 31,                                      1998         1997        1996
------------------------------------------------------------------------------------------------
Balance at beginning of year                                $ 28,180      27,797       15,171
Allowance of acquired banks                                     -           -          10,553
Provision charged to operating expense                         4,170       4,240        3,844
Less loans charged-off                                        (6,627)     (6,951)      (3,758)
Add back recoveries of loans previously charged-off            3,080       3,094        1,987
------------------------------------------------------------------------------------------------

Balance at end of year                                      $ 28,803      28,180       27,797
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(6)    PREMISES AND EQUIPMENT

       Premises and equipment and related accumulated depreciation are as follows:



       December 31,                                                 1998         1997
       ----------------------------------------------------------------------------------
       Land                                                        $  9,480       9,639
       Buildings and improvements                                    56,484      56,443
       Furniture and equipment                                       25,181      24,253
       ----------------------------------------------------------------------------------
                                                                     91,145      90,335
       Less accumulated depreciation                                 27,763      29,061
       ----------------------------------------------------------------------------------

       Premises and equipment, net                                 $ 63,382      61,274
       ----------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------



       The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

(7)    OTHER REAL ESTATE OWNED

       Other real estate owned (OREO) consists of the following:



       December 31,                                                  1998         1997
       ----------------------------------------------------------------------------------
       OREO                                                         $ 1,590       1,824
       Less allowance for OREO losses                                   477         462
       ----------------------------------------------------------------------------------

                                                                    $ 1,113       1,362
       ----------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------


       A summary of changes in the allowance for OREO losses follows:

       Year ending December 31,                                       1998         1997        1996
       ----------------------------------------------------------------------------------------------
       Balance at beginning of year                                   $ 462         511          554
       Provision (reversal) during the year                              45          (4)         (21)
       Property writedowns                                              (30)        (45)         (16)
       Losses on sales                                                   -           -            (6)
       ----------------------------------------------------------------------------------------------

       Balance at end of year                                         $ 477         462          511
       ----------------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------



(8)    CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 1998 and 1997. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment.
       Outstanding policy loans at December 31, 1998 and 1997 are $2,713 and $2,621, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $440 and $400 at December 31, 1998 and 1997, respectively.

       The Company has also obtained insurance policies covering certain other key officers. The net cash surrender value of these policies is $1,832 and $1,525 at December 31, 1998 and 1997, respectively, and is included in other assets. Upon retirement, the officers have the option of entering into split-dollar contracts with the Company which provide continuing post-employment insurance coverage for a specified death benefit amount. The Company accrues the earned portion of the post-employment benefit through the specified vesting date.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(9)    DEPOSITS

       Deposits are summarized as follows:



     December 31,                           1998         1997
     -----------------------------------------------------------
     Noninterest bearing demand        $   390,998     372,056

     Interest bearing:
       Demand                              354,986     314,185
       Savings                             504,582     431,446
       Time, $100 and over                 220,109     163,643
       Time, other                         571,257     523,676
     -----------------------------------------------------------

       Total interest bearing            1,650,934   1,432,950
     -----------------------------------------------------------

                                       $ 2,041,932   1,805,006
     -----------------------------------------------------------
     -----------------------------------------------------------


     Maturities of time deposits at December 31, 1998 are as follows:

                                         Time, $100
                                          and Over     Total Time
     -----------------------------------------------------------
     1999                                $ 176,073     563,492
     2000                                   27,671     138,620
     2001                                   12,365      60,416
     2002                                    1,106      13,898
     2003                                    2,894      14,500
     Thereafter                                -           440
     -----------------------------------------------------------

                                         $ 220,109     791,366
     -----------------------------------------------------------
     -----------------------------------------------------------


     Interest expense on time deposits of $100 or more was $11,466, $7,778 and $5,514 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10) INCOME TAXES

     Income tax expense (benefit) consists of the following:



Year ended December 31,                      1998         1997       1996
-----------------------------------------------------------------------------
     Current:
       Federal                            $ 13,716      15,006       12,004
       State                                 2,202       2,030        1,875
-----------------------------------------------------------------------------

                                            15,918      17,036       13,879
-----------------------------------------------------------------------------

     Deferred:
       Federal                                (315)     (1,140)        (492)
       State                                   (11)       (166)         (36)
-----------------------------------------------------------------------------
                                              (326)     (1,306)        (528)
-----------------------------------------------------------------------------
                                          $ 15,592      15,730       13,351
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1998, 1997 and 1996 to income before income taxes as a result of the following:



     Year ended December 31,                             1998         1997        1996
     ------------------------------------------------------------------------------------
     Tax expense at the statutory tax rate            $ 14,430       14,555      12,108
     Increase (decrease) in tax resulting from:
       Tax-exempt income                                  (881)        (520)       (472)
       State income tax, net of Federal income
       tax benefit                                       1,430        1,211       1,190
       Amortization of nondeductible Goodwill              312          311         318
       Other, net                                          301          173         207
     ------------------------------------------------------------------------------------

                                                      $ 15,592       15,730      13,351
     ------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------


     The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:




     December 31,                                                                 1998         1997
     -------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Loans, principally due to allowance for loan losses                      $ 9,666        9,296
       Other real estate owned, principally due to differences in bases              44          283
       Employee benefits                                                          1,700        1,374
       Other                                                                        530          275
     -------------------------------------------------------------------------------------------------

              Deferred tax assets                                                11,940       11,228
     -------------------------------------------------------------------------------------------------

     Deferred tax liabilities:
       Fixed assets, principally differences in bases and depreciation           (1,269)        (928)
       Investment in joint venture partnership, principally due to
         differences in depreciation of partnership assets                         (899)      (1,025)
       Prepaid amounts                                                             (278)        (273)
       Investment securities, principally differences in bases                     (810)        (550)
       Investment securities, unrealized gains                                   (1,348)        (574)
       Goodwill                                                                  (1,716)      (1,896)
       Other                                                                       (122)         (36)
     -------------------------------------------------------------------------------------------------

              Deferred tax liabilities                                           (6,442)      (5,282)
     -------------------------------------------------------------------------------------------------

              Net deferred tax asset                                            $ 5,498        5,946
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible.
     Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1998 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company had current income taxes receivable of $1,233 and $286 at December 31, 1998 and 1997, respectively.

(11) LONG-TERM DEBT AND OTHER BORROWED FUNDS

     A summary of long-term debt follows:



     December 31,                                                                            1998         1997
     -------------------------------------------------------------------------------------------------------------
     Parent Company:
       Revolving term loan due December 31, 2003 at variable
         interest rates                                                                     $    -         6,700
       7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
         October 1, 2002 in the amount of $3,400 with final maturity
         on October 1, 2006                                                                   20,000      20,000
       Various unsecured notes payable to former stockholders at various rates of 5.80% to 8.00% due in annual principal installments
         aggregating $347 in 1999 and $57 through January 2001                                   461         710

     Subsidiaries:
       Various notes payable to Federal Home Loan Bank of Seattle, interest due monthly at various rates and maturities (weighted
         average rate of 6.43% at December 31, 1998)                                           3,827       4,116
     -------------------------------------------------------------------------------------------------------------

                                                                                            $ 24,288      31,526
     -------------------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------------------



     Maturities of long-term debt at December 31, 1998 follow:

                              1999                       $    505
                              2000                            192
                              2001                            107
                              2002                          3,451
                              2003                          3,733
                              Thereafter                   16,300
     --------------------------------------------------------------------------
                                                         $ 24,288
     --------------------------------------------------------------------------


     The proceeds from issuance of the revolving term note, subordinated notes and preferred stock (see note 15) were utilized to fund acquisitions (see note 20).

     In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

     The Company has a revolving term loan with its primary lender. The available borrowing amount at December 31, 1998 of $8 million is reduced by $2 million on a semi-annual basis. The revolving facility requires an annual commitment fee of 0.15% on the unadvanced amount. The Company may elect at various dates either prime or a Eurodollar rate which varies depending on the Company's capital ratios. The revolving term note is secured by 100% of the outstanding capital stock of the Company's bank subsidiaries.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The notes payable to Federal Home Loan Bank of Seattle (FHLB) are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

     The following is a summary of other borrowed funds, all of which mature within one year:



     December 31,                                                                 1998       1997
     ----------------------------------------------------------------------------------------------
     Interest bearing demand notes issued to the United States Treasury, secured by investment securities (4.12% and 5.16% weighted average
       rate at December 31, 1998 and 1997, respectively)                        $ 9,828       11,591
     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------




     The Company has Federal funds lines of credit with third parties amounting to $145 million, subject to funds availability. These lines are subject to cancellation without notice. The Company has been approved for participation in the Federal Home Loan Bank Cash Management Advance Program for borrowings up to approximately $115 million. The Company also has an unadvanced, irrevocable letter of credit for $16.1 million with the Federal Home Loan Bank of Seattle which expires on April 1, 1999. No amounts were outstanding on these facilities at December 31, 1998.

(12) EMPLOYEE BENEFIT PLANS

     PROFIT SHARING PLAN. The Company has a noncontributory profit sharing plan. To be eligible for the profit sharing plan, an employee must complete one year of employment and 1,000 hours or more of service. Quarterly contributions are determined by the Company's Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Contributions to this plan were $1,032, $1,022 and $839 in 1998, 1997 and 1996, respectively.

     SAVINGS PLAN. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee's compensation. The recorded expense related to this plan was $1,164 in 1998, $1,030 in 1997 and $814 in 1996.

     STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") for senior officers of the Company. All options and stock appreciation rights ("SARs") granted have an exercise price of book value of the Company prior to 1993 and appraised value thereafter. Each option granted under the Stock Option Plan can be immediately exercised up to ten years from the date of grant. SARs are granted and exercised in tandem with options. The stock issued in conjunction with the exercise of options is subject to a shareholder agreement (see note 15). The consolidated expense related to this plan was $1,280 in 1998, $514 in 1997 and $72 in 1996.

     During 1998, the Company determined that future grants of stock options would no longer include stock appreciation rights. Grantees with outstanding SARs were given an election to convert the SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options resulting in a reduction of accrued expenses and an increase in stockholders' equity of $1,184.

     Information with respect to the Company's stock options and SARs are as follows:


                                                   1998                    1997                    1996
                                           -------------------      -------------------      -------------------
     Year ended December 31,               Options       SARs       Options       SARs       Options       SARs
     -----------------------------------------------------------------------------------------------------------
     Outstanding, beginning of year        123,204      91,452      115,836      78,320      116,752      79,236
     Granted                                51,700      26,700       19,600      19,600       16,600      16,600
     Exercised                              (5,624)     (3,012)     (12,232)     (6,468)     (17,516)    (17,516)
     -----------------------------------------------------------------------------------------------------------
     Outstanding, end of year              169,280     115,140      123,204      91,452      115,836      78,320
     -----------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Information with respect to the weighted-average stock option exercise prices are as follows:


     Year ended December 31,                 1998        1997         1996
     -------------------------------------------------------------------------
     Granted during year                   $ 28.25     $ 20.05      $ 17.86
     Exercised during year                    6.16        5.83         4.95
     Outstanding, end of year                17.69       12.73         9.67
     -------------------------------------------------------------------------
     -------------------------------------------------------------------------


     Stratification and additional detail regarding the exercisable options outstanding at December 31, 1998 are as follows:

                  Exercise        Number      Weighted-average  Weighted-average
                price range     outstanding     remaining life   exercise price
     --------------------------------------------------------------------------
               $5.24 - $7.61      34,480          1.94 years       $ 6.71
              $11.40 - $17.85     63,900          5.74 years        14.40
              $20.05 - $32.00     70,900          8.89 years        26.00
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------


     The Company does not recognize compensation expense for the options granted to employees where the exercise price is equal to appraised value at the date of grant. Had compensation expense been determined based on an estimate of fair value of the option at the date of grant, the Company's pro forma net income and earnings per common share would be estimated as follows:



     Year ended December 31,                                          1998        1997         1996
     -------------------------------------------------------------------------------------------------
     Net income as reported                                        $ 25,636      25,855       21,243
     Pro forma net income                                            25,537      25,826       21,213

     Net income applicable to common stock as reported               25,636      24,401       20,818
     Pro forma net income applicable to common stock                 25,537      24,372       20,788

     Basic earnings per common share as reported                       3.20        3.07         2.65
     Pro forma basic earnings per common share                         3.18        3.07         2.65

     Diluted earnings per common share as reported                     3.17        3.05         2.64
     Pro forma diluted earnings per common share                       3.16        3.05         2.64
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------



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

     The following weighted-average assumptions were used in the valuation model: risk-free interest rates of 5.62%, 6.58% and 5.65% in 1998, 1997 and 1996, respectively; dividend yield of 3.45%, 4.03% and 2.50% in 1998, 1997 and 1996, respectively; and expected life of options of 7 years in 1998, 1997 and 1996. For purposes of the pro forma presentation, the estimated fair value of the options is expensed in the year granted as all options are fully vested upon grant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     During 1997, the Company purchased a 50% ownership interest in an aircraft. The investment is accounted for using the equity method. The Company is jointly and severally liable for aircraft indebtedness of $1,625 as of December 31, 1998. The Company's proportionate share of operating expenses in 1998 and 1997 were $297 and $104, respectively.

     The Parent Company and the Billings office of FIB Montana are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At December 31, 1998 the partnership has indebtedness of $9,944 which has full recourse to the partners. Total rents paid to the partnership were $1,068 in 1998 and $814 in 1997 and 1996.

     The Company also leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,351 in 1998, $1,204 in 1997 and $1,019 in 1996.

     The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:


                                             Third
                                            parties   Partnership     Total
     ------------------------------------------------------------------------
     For the year ending December 31:
       1999                                $   789         988        1,777
       2000                                    700         988        1,688
       2001                                    667         988        1,655
       2002                                    629         988        1,617
       2003                                    604         980        1,584
       Thereafter                            3,375       1,748        5,123
     ------------------------------------------------------------------------
                                           $ 6,764       6,680       13,444
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 1998, stand-by letters of credit in the amount of $27,324 were outstanding. Commitments to extend credit to existing and new borrowers approximated $313,126 at December 31, 1998, which includes $33,131 on unused credit card lines and $36,766 with commitment maturities beyond one year.

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

     At December 31, 1998, 92.18% of the common stock held by stockholders are subject to stockholder's agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the stockholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additionally, shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company's discretion.

(16) MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

     On October 1, 1997, the Company established FIB Capital Trust ("Trust"), a wholly-owned statutory business trust. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities ("Trust Preferred Securities") in the aggregate amount of $40,000 and using the proceeds to purchase junior subordinated debentures ("Subordinated Debentures") issued by the parent company. The sole assets of the Trust are the Subordinated Debentures.

     The Trust Preferred Securities bear a cumulative fixed interest rate of 8.625% and mature on December 1, 2027. Interest distributions are payable quarterly beginning December 31, 1997. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of $40 and $2,323 were capitalized in 1998 and 1997, respectively, and are being amortized through maturity to interest expense using the straight-line method.

(17) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Following is condensed financial information of First Interstate BancSystem, Inc.:


     December 31,                                                     1998        1997
     -------------------------------------------------------------------------------------
     CONDENSED BALANCE SHEETS:
       Cash and cash equivalents                                  $   6,618       3,208
       Investment in subsidiaries, at equity:
          FIB Montana                                               139,875     136,349
          FIB Wyoming                                                74,571      69,820
          Non-bank subsidiary - Commerce Financial, Inc.             518481
          Non-bank subsidiary - FIB Capital Trust                     1,237       1,237
     -------------------------------------------------------------------------------------
          Total investment in subsidiaries                          216,201     207,887

       Goodwill, net of accumulated amortization                      2,047       2,339
       Other assets                                                   7,444       6,478
     -------------------------------------------------------------------------------------

                                                                  $ 232,310     219,912
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------
       Other liabilities                                          $   7,082       5,598
       Subordinated debentures - FIB Capital Trust                   41,237      41,237
       Long-term debt                                                20,460      27,410
     -------------------------------------------------------------------------------------
                                                                     68,779      74,245
       Stockholders' equity                                         163,531     145,667
     -------------------------------------------------------------------------------------

                                                                 $  232,310     219,912
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Year ended December 31,                                          1998        1997         1996
     -------------------------------------------------------------------------------------------------
     CONDENSED STATEMENTS OF INCOME:
       Dividends from subsidiary banks                             $ 24,207      25,857       19,529
       Interest on note receivable from non-bank subsidiary             -             5           15
       Other interest income                                            140          70          143
       Other income, primarily management fees
          from subsidiaries                                           2,528       2,340        1,788
     -------------------------------------------------------------------------------------------------

       Total income                                                  26,875      28,272       21,475
     -------------------------------------------------------------------------------------------------

       Salaries and benefits                                          4,239       3,262        2,627
       Interest expense                                               5,709       4,861        1,919
       Other operating expenses, net                                  3,869       3,406        2,612
     -------------------------------------------------------------------------------------------------
       Total expenses                                                13,817      11,529        7,158
     -------------------------------------------------------------------------------------------------

       Data Division income, net of operating expenses                2,905       2,411        1,990
     -------------------------------------------------------------------------------------------------

       Earnings before income tax benefits                           15,963      19,154       16,307
       Income tax benefit                                             2,627       2,401          979
     -------------------------------------------------------------------------------------------------
       Income before undistributed earnings of subsidiaries          18,590      21,555       17,286
     -------------------------------------------------------------------------------------------------
       Undistributed earnings of subsidiaries                         7,046       4,300        3,957
     -------------------------------------------------------------------------------------------------

       Net income                                                  $ 25,636      25,855       21,243
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------
     CONDENSED STATEMENTS OF CASH FLOWS:
       Cash flows from operating activities:
          Net income                                               $ 25,636      25,855       21,243
          Adjustments to reconcile net income to cash
            provided by operating activities:
               Undistributed earnings of subsidiaries                (7,046)     (4,300)      (3,957)
               Depreciation and amortization                            389         303          311
               Provision for deferred income taxes                       45        (532)          11
               Other, net                                               332       1,119          802
     -------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                     19,356      22,445       18,410
     -------------------------------------------------------------------------------------------------
       Cash flows from investing activities:
          Net decrease in advances to non-bank subsidiary               163          96          133
          Purchase of investments                                       (79)       (293)         -
          Decrease (increase) in premises and equipment                 -             6           (2)
          Capitalization of subsidiary                                  -        (1,237)      (2,000)
          Acquisitions of subsidiaries, net                             -           -        (80,393)
     -------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities               84      (1,428)     (82,262)
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------


FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Year ended December 31,                                          1998        1997         1996
     --------------------------------------------------------------------------------------------------
     CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED):
       Cash flows from financing activities:
          Borrowings of long-term debt                              $ 2,371      46,987       66,939
          Repayments of long-term debt                               (9,321)    (38,736)     (17,410)
          Debt issuance costs, net                                      (40)     (2,323)         -
          Dividends paid on common stock                             (7,551)     (7,737)      (6,028)
          Payments to retire common stock                            (3,830)     (1,322)      (1,229)
          Payments to retire preferred stock                            -       (20,000)         -
          Issuance of common stock                                    2,341       3,871        3,478
          Proceeds from issuance of preferred stock,
            net of issuance costs                                       -           -         19,542
          Dividends paid on preferred stock                             -        (1,454)        (425)
     --------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities          (16,030)    (20,714)      64,867
     --------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                      3,410         303        1,015
       Cash and cash equivalents, beginning of year                   3,208       2,905        1,890
     --------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of year                       $ 6,618       3,208        2,905
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

            FINANCIAL LIABILITIES AND TRUST SECURITIES. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. The revolving term loan bears interest at a floating market rate and, as such, the carrying amount is deemed to reflect fair value. The fair value of the subordinated notes and notes payable to the Federal Home Loan Bank of Seattle were estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair value of the Trust Preferred Securities is based on quoted market price.

            COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available and amounts would not be expected to be significant.

            A summary of the estimated fair values of financial instruments follows:


                                                                       1998                     1997
     ---------------------------------------------------------------------------------------------------------------
                                                                   Carrying   Estimated     Carrying   Estimated
     As of December 31,                                              Amount  Fair Value       Amount  Fair Value
     ---------------------------------------------------------------------------------------------------------------

     Financial assets:
       Cash and short-term investments                          $   204,019     204,019      229,147     229,147
       Securities available-for-sale                                379,393     379,393      188,650     188,650
       Securities held-to-maturity                                  299,285     302,723      236,953     238,122
       Net loans                                                  1,455,656   1,462,336    1,442,234   1,431,068
     ---------------------------------------------------------------------------------------------------------------

     Total financial assets                                     $ 2,338,353   2,348,471    2,096,984   2,086,987
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     Financial liabilities and trust preferred securities:
       Total deposits, excluding time
          deposits                                              $ 1,250,566   1,250,566    1,117,687   1,117,687
       Time deposits                                                791,366     793,461      687,319     696,004
       Federal funds purchased                                        1,675       1,675        4,025       4,025
       Securities sold under repurchase
          agreements                                                173,593     173,593      176,350     176,350
       Other borrowed funds                                           9,828       9,828       11,591      11,591
       Long-term debt                                                24,288      25,973       31,526      31,526
       Trust Preferred Securities                                    40,000      41,600       40,000      43,600
     ---------------------------------------------------------------------------------------------------------------

     Total financial liabilities and
       trust preferred securities                               $ 2,291,316   2,296,696    2,068,498   2,080,783
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------


FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(19) EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share:


     For the year ended December 31,                                 1998        1997         1996
     -------------------------------------------------------------------------------------------------
     Net income                                                 $    25,636      25,855       21,243
     Less preferred stock dividends                                    -         (1,454)        (425)
     -------------------------------------------------------------------------------------------------
     Net income applicable to common stockholders -
       basic and diluted                                        $    25,636      24,401       20,818
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------
     Average outstanding shares - basic                           8,020,221   7,946,092    7,847,668

     Add: dilutive stock options                                     67,588      41,829       33,356
     -------------------------------------------------------------------------------------------------
     Average outstanding shares - diluted                         8,087,809   7,987,921    7,881,024
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------
     Basic earnings per share                                   $      3.20        3.07         2.65
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------
     Diluted earnings per share                                 $      3.17        3.05         2.64
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------



       Other stock options are outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(20)   ACQUISITIONS AND EXPANSION

       FIRST INTERSTATE BANK, FSB. On December 12, 1996, the Company established a de novo savings bank in Hamilton, Montana with an initial capitalization of $2,000. The savings bank was combined with and became a branch of FIB Montana on December 22, 1997.

       FIRST INTERSTATE BANK OF MONTANA, N.A. AND FIRST INTERSTATE BANK OF WYOMING, N.A. On October 1, 1996, the Company acquired all of the outstanding ownership of First Interstate Bank of Montana, N.A. (FIBNA-MT) and First Interstate Bank of Wyoming, N.A. (FIBNA-WY). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIBNA-MT's and FIBNA-WY's results of operations since the date of purchase. During June 1997, FIBNA-MT merged with FIB Montana and FIBNA-WY merged with FIB Wyoming.

       MOUNTAIN BANK OF WHITEFISH. On December 18, 1996, the Company acquired all of the outstanding ownership of Mountain Bank of Whitefish (FIB-Whitefish). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1996 includes FIB-Whitefish's results of operations since the date of purchase. During June 1997, FIB-Whitefish merged with FIB Montana.

       MOUNTAIN FINANCIAL. On February 5, 1997, FIB Montana purchased the assets of Mountain Financial, a loan production office in Eureka, Montana. Mountain Financial subsequently became a branch of FIB Montana.

(a)  2.   Financial statement schedules

          All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)  3.   Exhibits

          3.1(1)      Restated Articles of Incorporation dated February 27,
                         1986
          3.2(2)      Articles of Amendment to Restated Articles of
                         Incorporation dated September 26, 1996
          3.3(2)      Articles of Amendment to Restated Articles of
                         Incorporation dated September 26, 1996
          3.4(6)      Articles of Amendment to Restated Articles of
                         Incorporation dated October 7, 1997
          3.5(3)      Bylaws of First Interstate BancSystem, Inc.
          4.1(4)      Specimen of common stock certificate of First Interstate
                         BancSystem, Inc.
          4.2(1)      Stockholder's Agreement for non-Scott family members
          4.3(7)      Junior Subordinated Indenture dated November 7, 1997
                         entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
          4.4(6)      Certificate of Trust of FIB Capital Trust dated as of
                         October 1, 1997
          4.5(6)      Trust Agreement of FIB Capital dated as of October
                         1, 1997
          4.6(7)      Amended and Restated Trust Agreement of FIB Capital Trust
          4.7(7)      Trust Preferred Certificate of FIB Capital Trust
                         (included as an exhibit to Exhibit 4.6)
          4.8(7)      Common Securities Certificate of FIB Capital Trust
                         (included as an exhibit to Exhibit 4.6)
          4.9(7)      Guarantee Agreement between First Interstate BancSystem,
                         Inc. and Wilmington Trust Company
          4.10(7)     Agreement as to Expenses and Liabilities (included as an
                         exhibit to Exhibit 4.6)
          10.1(2)     Loan Agreement dated October 1, 1996, between First
                         Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
          10.2(2)     Note Purchase Agreement dated August 30, 1996, between
                         First Interstate BancSystem, Inc. and the Montana Board of Investments
          10.3(1)     Lease Agreement Between Billings 401 Joint Venture and
                         First Interstate Bank Montana and addendum thereto
          10.4(5) +   Savings and Profit Sharing Plan for Employees of First
                         Interstate BancSystem, Inc., as amended December 31,
                         1994
          10.5(3) +   Amendment to the Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. adopted September 21, 1995
          10.6(3) +   First Amendment to Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. dated December 20, 1995
          10.7(3) +   Second Amendment to Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. dated July 18, 1996
          10.8(3) +   Third Amendment to Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. dated September 19, 1996
          10.9(3) +   Fourth Amendment to Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. dated January 16, 1997
          10.10(6) +  Fifth Amendment to Savings and Profit Sharing Plan for
                         Employees of First Interstate BancSystem, Inc. dated September 18, 1997
          10.11(1) +  Stock Option and Stock Appreciation Rights Plan of First
                         Interstate BancSystem, Inc., as amended
          10.12(1)    First Interstate BancSystem, Inc. Stockholders'
                         Agreements with Scott family members
          10.13(5)    Amendment to First Interstate BancSystem, Inc.
                         Stockholder's Agreement with Scott family members dated September 7, 1995
          10.14(5)    Credit Agreement between Billings 401 Joint Venture and
                         Colorado National Bank dated as of September 26, 1995
          10.15(3)    Trademark License Agreement between Wells Fargo & Company
                         and First Interstate BancSystem, Inc.
          10.16+(6)   Resignation Agreement between First Interstate
                         BancSystem, Inc. and William H. Ruegamer

          12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges
          21.1        Subsidiaries of First Interstate BancSystem, Inc.
          23.1        Consent of KPMG LLP, Independent Auditors
          27.1        Financial Data Schedule as of December 31, 1998


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

          (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-25633.

          (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-3250.

          (5) Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1, No. 33-84540.

          (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-37847.

          (7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.


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

               First Interstate BancSystem, Inc.


               By:    /s/ LYLE R. KNIGHT                    MARCH 4, 1999
                      ---------------------------------     -------------
                      Lyle R. Knight                             Date
                      President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.


By:  /s/ HOMER A. SCOTT, JR.                                FEBRUARY 26, 1999
     -----------------------------------------------        -----------------
     Homer A. Scott, Jr.                                         Date
     Chairman


By:  /s/ DAN S. SCOTT                                       MARCH 1, 1999
     -----------------------------------------------        -----------------
     Dan S. Scott, Director                                      Date


By:  /s/ JAMES R. SCOTT                                     MARCH 8, 1999
     -----------------------------------------------        -----------------
     James R. Scott, Vice Chairman of the Board                  Date


By:  /s/ RANDALL I. SCOTT                                   FEBRUARY 24, 1999
     -----------------------------------------------        -----------------
     Randall I. Scott, Director                                  Date


By:  /s/ JOHN M. HEYNEMAN                                   FEBRUARY 26, 1999
     -----------------------------------------------        -----------------
     John M. Heyneman, Director                                  Date


By:  /s/ JOEL LONG                                          FEBRUARY 26, 1999
     -----------------------------------------------        -----------------
     Joel Long, Director                                         Date


By:  /s/ JAMES HAUGH                                        MARCH 8, 1999
     -----------------------------------------------        -----------------
     James Haugh, Director                                       Date


By:  /s/ THOMAS W. SCOTT                                    MARCH 8, 1999
     -----------------------------------------------        -----------------
     Thomas W. Scott                                             Date
     Chief Executive Officer and Director (Principal executive officer)


By:  /s/ LYLE R. KNIGHT                                     MARCH 4, 1999
     -----------------------------------------------        -----------------
     Lyle R. Knight                                              Date
     President, Chief Operating Officer and Director


By:  /s/ TERRILL R. MOORE                                   FEBRUARY 24, 1999
     -----------------------------------------------        -----------------

     Terrill R. Moore                                            Date
     Senior Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
            SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     The Registrant has not yet provided any annual report to security holders covering the 1998 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant's 1999 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.

                                   EXHIBIT INDEX

   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------
     3.1(1)      Restated Articles of Incorporation dated February 27, 1986
     3.2(2)      Articles of Amendment to Restated Articles of Incorporation
                    dated September 26, 1996
     3.3(2)      Articles of Amendment to Restated Articles of Incorporation
                    dated September 26, 1996
     3.4(6)      Articles of Amendment to Restated Articles of Incorporation
                    dated October 7, 1997
     3.5(3)      Bylaws of First Interstate BancSystem, Inc.
     4.1(4)      Specimen of common stock certificate of First Interstate
                    BancSystem, Inc.
     4.2(1)      Stockholder's Agreement for non-Scott family members
     4.3(7)      Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
     4.4(6)      Certificate of Trust of FIB Capital Trust dated as of
                    October 1, 1997
     4.5(6)      Trust Agreement of FIB Capital dated as of October 1, 1997
     4.6(7)      Amended and Restated Trust Agreement of FIB Capital Trust
     4.7(7)      Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
     4.8(7)      Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
     4.9(7)      Guarantee Agreement between First Interstate BancSystem, Inc.
                    and Wilmington Trust Company
     4.10(7)     Agreement as to Expenses and Liabilities (included as an
                    exhibit to Exhibit 4.6)
     10.1(2)     Loan Agreement dated October 1, 1996, between First Interstate
                    BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
     10.2(2)     Note Purchase Agreement dated August 30, 1996, between First
                    Interstate BancSystem, Inc. and the Montana Board of Investments
     10.3(1)     Lease Agreement Between Billings 401 Joint Venture and First
                    Interstate Bank Montana and addendum thereto
     10.4(5) +   Savings and Profit Sharing Plan for Employees of First
                    Interstate BancSystem, Inc., as amended December 31, 1994
     10.5(3) +   Amendment to the Savings and Profit Sharing Plan for Employees
                    of First Interstate BancSystem, Inc. adopted September 21, 1995
     10.6(3) +   First Amendment to Savings and Profit Sharing Plan for
                    Employees of First Interstate BancSystem, Inc. dated December 20, 1995
     10.7(3) +   Second Amendment to Savings and Profit Sharing Plan for
                    Employees of First Interstate BancSystem, Inc. dated
                    July 18, 1996
     10.8(3) +   Third Amendment to Savings and Profit Sharing Plan for
                    Employees of First Interstate BancSystem, Inc. dated September 19, 1996
     10.9(3) +   Fourth Amendment to Savings and Profit Sharing Plan for
                    Employees of First Interstate BancSystem, Inc. dated January 16, 1997
     10.10(6) +  Fifth Amendment to Savings and Profit Sharing Plan for
                    Employees of First Interstate BancSystem, Inc. dated September 18, 1997
     10.11(1) +  Stock Option and Stock Appreciation Rights Plan of First
                    Interstate BancSystem, Inc., as amended
     10.12(1)    First Interstate BancSystem, Inc. Stockholders' Agreements
                    with Scott family members
     10.13(5)    Amendment to First Interstate BancSystem, Inc. Stockholder's
                    Agreement with Scott family members dated September 7, 1995
     10.14(5)    Credit Agreement between Billings 401 Joint Venture and
                    Colorado National Bank dated as of September 26, 1995
     10.15(3)    Trademark License Agreement between Wells Fargo & Company and
                    First Interstate BancSystem, Inc.
     10.16+(6)   Resignation Agreement between First Interstate BancSystem,
                    Inc. and William H. Ruegamer
     12.1        Statement Regarding Computation of Ratio of Earnings to Fixed
                    Charges
     21.1        Subsidiaries of First Interstate BancSystem, Inc.
     23.1        Consent of KPMG LLP, Independent Auditors
     27.1        Financial Data Schedule as of December 31, 1998

          +         Management contract or compensatory plan.
          (1)       Incorporated by reference to the Registrant's Registration
                    Statement on Form S-1, No. 333-84540.
          (2)       Incorporated by reference to the Registrant's Form 8-K dated
                    October 1, 1996.
          (3)       Incorporated by reference to the Registrant's Registration
                    Statement on Form S-1, No. 333-25633.
          (4)       Incorporated by reference to the Registrant's Registration
                    Statement on Form S-1, No. 333-3250.
          (5)       Incorporated by reference to the Post-Effective Amendment
                    No. 2 to the Registrant's Registration Statement on Form
                    S-1, No. 33-84540.
          (6)       Incorporated by reference to the Registrant's Registration
                    Statement on Form S-1, No. 333-37847.
          (7)       Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.