Form 10-Q
period 1999-03-31
FIRST INTERSTATE BANCSYSTEM OF MONTANA INC
filed 1999-05-14
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from            to
                                            ----------    ----------

                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Montana                                  81-0331430
     -------------------------------                 -------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

          PO Box 30918, 401 North 31st Street, Billings, MT 59116-0918
          ------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes   X    No
                                                  -----      ------

The Registrant had 7,966,768 shares of common stock outstanding on March 31, 1999.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q

                                   Index                                                                     Page
                                   -----                                                                     ----
PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      March 31, 1999 (unaudited) and December 31, 1998                                         3

                      Consolidated Statements of Income
                      Three months ended March 31, 1999 and 1998 (unaudited)                                   4

                      Consolidated Statements of Comprehensive Income
                      Three months ended March 31, 1999 and 1998 (unaudited)                                   5

                      Consolidated Statements of Cash Flows
                      Three months ended March 31, 1999 and 1998 (unaudited)                                   6

                      Notes to Unaudited Consolidated Financial Statements                                     7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                                9

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                              14


PART II.    OTHER INFORMATION

            Item 1 -   Legal Proceedings                                                                       15

            Item 2 -  Changes in Securities                                                                    15

            Item 3 -  Defaults on Senior Securities                                                            15

            Item 4 -  Submission of Matters to a Vote of Security Holders                                      15

            Item 5 -  Other Information                                                                        15

            Item 6 -  Exhibits and Reports on Form 8-K                                                         15

SIGNATURES                                                                                                     16

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)

                                                                              March 31,
                              ASSETS                                            1999         December 31,
                                                                             (unaudited)        1998
                                                                             -----------     ------------
Cash and due from banks                                                      $  138,415        154,527
Federal funds sold                                                                6,805         31,930
Interest bearing deposits in banks                                                   56         17,562
Investment securities:

  Available-for-sale                                                            389,597        379,393
  Held-to-maturity                                                              260,634        299,285
                                                                             ----------     ----------
                                                                                650,231        678,678

Loans                                                                         1,512,902      1,484,459
Less allowance for loan losses                                                   29,289         28,803
                                                                             ----------     ----------
  Net loans                                                                   1,483,613      1,455,656

Premises and equipment, net                                                      64,469         63,382
Accrued interest receivable                                                      23,156         22,433
Goodwill, net of accumulated amortization of $11,542 at March 31,
 1999 (unaudited) and $10,950 at December 31, 1998                               28,745         29,337
Other real estate owned, net                                                        607          1,113
Deferred tax asset                                                                5,904          5,498
Other assets                                                                     19,165         18,717
                                                                             ----------     ----------
                                                                             $2,421,166      2,478,833
                                                                             ----------     ----------
                                                                             ----------     ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

Noninterest bearing                                                          $  376,633        390,998
Interest bearing                                                              1,637,073      1,650,934
                                                                             ----------     ----------
     Total deposits                                                           2,013,706      2,041,932

Federal funds purchased                                                           1,300          1,675
Securities sold under repurchase agreements                                     145,686        173,593
Accrued interest payable                                                         12,351         13,364
Accounts payable and accrued expenses                                            10,150         10,622
Other borrowed funds                                                              7,006          9,828
Long-term debt                                                                   23,838         24,288
                                                                             ----------     ----------
     Total liabilities                                                        2,214,037      2,275,302

Mandatorily redeemable preferred securities of subsidiary trust                  40,000         40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,966,768 shares as of March 31, 1999
 (unaudited) and 7,988,573 shares as of  December 31, 1998                       10,145         10,001
Retained earnings                                                               156,658        151,362
Accumulated other comprehensive income                                              326          2,168
                                                                             ----------     ----------
     Total stockholders' equity                                                 167,129        163,531
                                                                             ----------     ----------
                                                                             $2,421,166      2,478,833
                                                                             ----------     ----------

     Book value per common share                                             $    20.98          20.47
                                                                             ----------     ----------
                                                                             ----------     ----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                                                For the three months
                                                                                  ended March 31,
                                                                             -------------------------
                                                                                1999           1998
                                                                             ----------     ----------
Interest income:
  Interest and fees on loans                                                    $34,623      35,191
  Interest and dividends on investment securities:
    Taxable                                                                       8,771       6,323
    Exempt from Federal taxes                                                       795         326
  Interest on deposits with banks                                                    58         195
  Interest on Federal funds sold                                                    292         966
                                                                                -------     -------
      Total interest income                                                      44,539      43,001
                                                                                -------     -------
Interest expense:
  Interest on deposits                                                           16,579      16,237
  Interest on Federal funds purchased                                                16          38
  Interest on securities sold under repurchase agreements                         1,468       1,774
  Interest on other borrowed funds                                                   83         108
  Interest on long-term debt                                                        502         661
  Interest on mandatorily redeemable preferred securities of
   subsidiary trust                                                                 882         888
                                                                                -------     -------
      Total interest expense                                                     19,530      19,706
                                                                                -------     -------
      Net interest income                                                        25,009      23,295
  Provision for loan losses                                                         786       1,065
                                                                                -------     -------
      Net interest income after provision for loan losses                        24,223      22,230
Non-interest income:
  Income from fiduciary activities                                                1,179       1,101
  Service charges on deposit accounts                                             2,562       2,490
  Data processing                                                                 1,709       2,078
  Other fees                                                                      1,379       1,200
  Net investment securities gains                                                    --          42
  Other real estate income, net                                                     380         185
  Other income                                                                      436         414
                                                                                -------     -------
      Total non-interest income                                                   7,645       7,510
                                                                                -------     -------
Non-interest expenses:
  Salaries and wages                                                              8,961       7,797
  Employee benefits                                                               1,929       2,807
  Occupancy, net                                                                  1,738       1,611
  Furniture and equipment                                                         2,261       2,052
  FDIC insurance                                                                     58          54
  Goodwill and core deposits amortization                                           592         694
  Other expenses                                                                  5,056       4,936
                                                                                -------     -------
      Total non-interest expenses                                                20,595      19,951
                                                                                -------     -------

Income before income taxes                                                       11,273       9,789
Income tax expense                                                                4,060       3,715
                                                                                -------     -------

      Net income                                                                $ 7,213       6,074
                                                                                -------     -------
                                                                                -------     -------

Basic earnings per common share                                                 $  0.90        0.75
                                                                                -------     -------
Diluted earnings per common share                                               $  0.89        0.75
                                                                                -------     -------
                                                                                -------     -------
Dividends per common share                                                      $  0.24        0.22
                                                                                -------     -------
                                                                                -------     -------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                For the three months
                                                                                  ended March 31,
                                                                              ------------------------
                                                                                  1999         1998
                                                                              -----------   ----------
Net income                                                                     $ 7,213        6,074
Other comprehensive income, net of tax:
     Unrealized gains (losses) on investment securities:
              Realized and unrealized holding losses arising during period      (3,020)        (151)
              Add:  reclassification adjustment for (gains) losses
                       included in net income                                       --          (42)
                                                                              -----------   ----------
Other comprehensive loss, before tax                                            (3,020)        (193)

Income tax expense related to items of other comprehensive income                1,178           75
                                                                              -----------   ----------

Other comprehensive loss, after tax                                             (1,842)        (118)
                                                                              -----------   ----------
         Comprehensive income                                                  $ 5,371        5,956
                                                                              -----------   ----------
                                                                              -----------   ----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           For the three months
                                                                                              ended March 31,
                                                                                         -------------------------
                                                                                            1999           1998
                                                                                         -----------    ----------
Cash flows from operating activities:
   Net income                                                                            $   7,213      $   6,074
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan and other real estate losses                                       786          1,065
         Depreciation and amortization                                                       2,292          2,189
         Net discount accretion on investment securities                                       (22)          (143)
         Gain on sales of investments                                                           --            (42)
         Gain on sales of other real estate owned                                             (403)          (232)
         Loss (gain) on sales of property and equipment                                        (25)            94
         Provision for deferred income taxes                                                   634             (6)
         Decrease (increase) in interest receivable                                           (723)           842
         Decrease (increase) in other assets                                                  (472)           145
         Increase (decrease) in accrued interest payable                                    (1,013)           534
         Increase in accounts payable and accrued expenses                                     712            632
                                                                                         -----------    ----------
             Net cash provided by operating activities                                       8,979         11,152
                                                                                         -----------    ----------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                              (25,574)        (5,597)
             Available-for-sale                                                            (32,582)      (111,356)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                               64,225         28,599
             Available-for-sale                                                             19,518         22,675
     Proceeds from sales of available-for-sale investment securities                            --         25,152
     Extensions of credit to customers, net of repayments                                  (29,761)         7,321
     Recoveries of loans charged-off                                                           824            797
     Proceeds from sales of other real estate                                                1,103            408
     Capital distributions from joint venture                                                   --            200
     Capital expenditures, net                                                              (2,762)        (2,165)
                                                                                         -----------    ----------
             Net cash used in investing activities                                          (5,009)       (33,966)
                                                                                         -----------    ----------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                   (28,226)        32,238
     Net decrease in Federal funds and repurchase agreements                               (28,282)       (18,797)
     Net decrease in other borrowed funds                                                   (2,822)        (1,915)
     Proceeds from long-term borrowings                                                         --          1,428
     Repayments of long-term borrowings                                                       (450)        (1,599)
     Net decrease in debt issuance costs                                                        24              3
     Proceeds from issuance of common stock                                                    178             58
     Payments to retire common stock                                                        (1,218)          (334)
     Dividends paid on common stock                                                         (1,917)        (1,765)
                                                                                         -----------    ----------
             Net cash provided by (used in) financing activities                           (62,713)         9,317
                                                                                         -----------    ----------
             Net decrease in cash and cash equivalents                                     (58,743)       (13,497)
Cash and cash equivalents at beginning of period                                           204,019        229,147
                                                                                         -----------    ----------
Cash and cash equivalents at end of period                                                 145,276        215,650
                                                                                         -----------    ----------
                                                                                         -----------    ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                               20,543         20,242
     Cash paid during the period for taxes                                                   3,995             --

Noncash investing and financing activities - The Company transferred loans of $194 and $255 to other real estate owned during the three month periods ended March 31, 1999 and 1998.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1998 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 1999 presentation.

     In June 1998, the Financial Standards Accounting Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. As of March 31, 1999, the Company was not engaged in hedging activities nor did it hold any free-standing derivative instruments.

(2)  PER SHARE DATA

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three month periods ended March 31, 1999 and 1998.

                                                                 Three months ended
                                                              3/31/99           3/31/98
                                                            -----------       ----------
     Weighted average common shares                          7,982,673         8,023,800
     Weighted average potential common shares                  134,962            77,510

     There were no anti-dilutive potential common shares outstanding as of March 31, 1999 or 1998.

(3)  CASH DIVIDENDS

     On April 15, 1999, the Company declared and paid a cash dividend on first quarter earnings of $0.27 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1999 dividend represents 30% of the Company's net income for the quarter ended March 31, 1999.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.6 million as of March 31, 1999. The indebtedness is funded by a banking subsidiary of the Company.

The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.8 million as of March 31, 1999.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three month period ended March 31, 1999, with comparisons to 1998 as applicable. All earnings per share figures presented are basic and do not account for the dilutive effect of potential common shares.

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

     LIQUIDITY. The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions, and repayments; and management of investment securities. Additional sources of liquidity include Federal funds lines, other borrowings and access to the capital markets.

     CAPITAL ADEQUACY. The objective of capital adequacy is to provide adequate capitalization to assure depositor, investor and regulatory confidence. The intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion.

OVERVIEW

     The Company reported net income of $7.2 million, or $0.90 per share for the three months ended March 31, 1999, as compared to $6.1 million, or $0.75 per share recorded in the same period in 1998. This increase in earnings is largely due to net interest income provided through internal growth in both deposits and loans.

EARNING ASSETS

     Earning assets of $2,170 million at March 31, 1999 decreased $43 million, or 1.9%, from $2,213 million at December 31, 1998. The mix of earning assets changed little from December 31, 1998 with loans comprising approximately 70% and investment securities comprising approximately 30% at March 31, 1999 compared to 67% and 31%, respectively, at December 31, 1998.

     LOANS. Total loans increased $29 million, or 1.9%, to $1,513 million as of March 31, 1999 from $1,484 million as of December 31, 1998. All major categories of loans, except residential real estate and agriculture, increased from December 31, 1998 with the most dramatic growth occurring in commercial, commercial real estate and indirect consumer lending. Management attributes this growth to its continuing business strategy of being a lending bank.

     INVESTMENT SECURITIES. The Company's investment portfolio is managed to result in the highest yield while meeting the Company's liquidity needs and meeting pledging requirements for public funds deposits and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Investment securities decreased $29 million, or 4.2%, to $650 million as of March 31, 1999, from $679 million as of December 31, 1998. Proceeds from maturities, sales and principal payments during the first quarter were used to fund increases in other earning assets, primarily loans, and to reduce borrowings.

     INTEREST BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD. Interest bearing deposits in bank consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold, are used by the Company's banking subsidiaries to fund the daily liquidity needs of the Company. Interest bearing deposits in bank and Federal funds sold decreased $43 million, in aggregate, to $7 million as of March 31, 1999 from $49 million as of December 31, 1998. This decrease is primarily due to a decline in available funds resulting from seasonal decreases in customer deposits at the Company's banking subsidiaries. Available funds were invested in higher yielding assets, principally loans, and used to reduce borrowings.

     INCOME FROM EARNING ASSETS. Interest income increased $1.5 million, or 3.6%, to $44.5 million for the three months ended March 31, 1999 from $43.0 million for the same period in 1998. This increase resulted from greater volumes of interest earning assets generated through internal growth. Total average earning assets at March 31, 1999 of $2,175 million yielded 8.31% during the first quarter of 1999 while average earning assets of $1,991 million at March 31, 1998 yielded 8.76% for the same period in 1998.

FUNDING SOURCES

     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

     DEPOSITS. Total deposits decreased $28 million, or 1.4%, to $2,014 million as of March 31, 1999 from $2,042 million as of December 31, 1998. This decrease in deposits is an expected seasonal decrease that historically occurs during the first half of the year. Yields on interest-bearing deposits decreased 15 basis points to 4.11% during the first quarter of 1999 compared to 4.46% during the first quarter of 1998.

     OTHER FUNDING SOURCES. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank, repurchase agreements with primarily commercial depositors and long-term debt. These other funding sources decreased $31 million, or 15.1%, to $178 million as of March 31, 1999 from $209 million as of December 31, 1998. Yields on other funding sources decreased 54 basis points to 4.57% for the three months ended March 31, 1999 from 5.11% for the same period in the prior year. Because the Company's funding requirements were primarily met through the liquidation of investment securities, interest bearing deposits in bank and Federal funds sold, other funding sources decreased during the first quarter of 1999.

EQUITY

     During 1998, the Company determined the future grants of stock options would no longer include stock appreciation rights (SARs). Grantees with outstanding SARs were given an election to convert their SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options resulting in an increase in stockholders' equity and a reduction of accrued expenses of $1 million.

NET INTEREST INCOME

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces the changes in net interest income between periods. Net interest income of $25.0 million for the quarter ended March 31, 1999 increased $1.7 million, or 7.4%, from $23.3 million for the same period in the prior year. The net interest margin ratio of 4.75% for the three months ended March 31, 1999 decreased 4 basis points from 4.79% for the same period in the prior year.

PROVISION FOR LOAN LOSS

     The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. The provision for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio given past, present and expected conditions. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Actual loan losses may vary from current estimates. The provision for loan losses decreased $279,000, or 26.2%, to $786,000 for the three months ended March 31, 1999 from $1 million for the same period in the prior year.

OTHER OPERATING INCOME

     The Company's principal sources of other operating income include service charges on deposit accounts, data processing fees, income from fiduciary activities, comprised principally of fees earned on trust assets, and other fee income. Other operating income increased $135,000, or 1.8%, to $7.6 million for the three months ended March 31, 1999 from $7.5 million for the same period in 1998 with all four of the principal categories showing increases except data processing fees. Significant fluctuations are discussed below:

     DATA PROCESSING FEES. Data processing fees decreased $369,000, or 17.8%, to $1.7 million for the quarter ended March 31, 1999 from $2.1 million for the same period in 1998 primarily due to a non-recurring termination fee of $300,000 recorded during the first quarter of 1998.

     INCOME FROM FIDUCIARY ACTIVITIES. Revenues from fiduciary activities increased 7.1% to $1.2 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998 due to increases in the value of assets under trust management.

     OTHER FEE INCOME. Other fee income, comprised of other service charges, commissions and fees, increased $179,000, or 14.9%, to $1.4 million for the quarter ended March 31, 1999 as compared to $1.2 million for the same period in the prior year. Approximately $104,000 of this increase is due to increases in brokerage service fees. The Company began expanding the range and scope of brokerage services offered through its banking subsidiaries in December 1997. The remaining increase is primarily due to loan servicing income resulting from strong loan demands combined with the acquisition of servicing rights for 3,769 loans purchased in January 1999.

     OTHER REAL ESTATE INCOME. Net other real estate (OREO) income increased $195,000 to $380,000 for the three months ended March 31, 1999 as compared to $185,000 during the same period in 1998. Variations in net OREO income during the periods resulted principally from fluctuations in gains and losses on sales of OREO. Net

OREO income is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

OTHER OPERATING EXPENSE

     Other operating expenses increased $644,000, or 3.2%, to $20.6 million for the quarter ended March 31, 1999 from $20.0 million for the same period in 1998. Increases in salaries and wages, furniture and equipment and occupancy expenses were partially offset by decreases in employee benefits expense.

     SALARIES AND WAGES EXPENSE. Salaries and wages expense increased $1.2 million, or 14.9%, to $9.0 million for the three months ended March 31, 1999 as compared to $7.8 million for the same period in the prior year. This increase is primarily attributable to inflationary wage increases and the additional staffing requirements needed to support the three new branch banks opened since March 1998.

     EMPLOYEE BENEFITS EXPENSE. Employee benefits expense decreased $878,000, or 31.3%, to $1.9 million for the quarter ended March 31, 1999 from $2.8 million for the same period in 1998. Exclusive of non-recurring expense of $290,000 for group health insurance premiums recorded during the first quarter of 1998, employee benefits expense decreased $588,000 or 20.9%. In January 1999, the holders of SARs were provided an option to exchange their SARs for stock options. All holders opted for this exchange resulting in a decrease in SAR expense of $760,000 during the first quarter of 1999. This decrease was partially offset by increases in employee benefits expense attributable to increases in staffing levels and inflation as discussed above.

     OCCUPANCY. Occupancy expense increased $127,000, or 7.9%, to $1.7 million for the three months ended March 31, 1999 compared to $1.6 million for the same period in 1998. This increase is primarily due to additional depreciation and rent expenses associated with the addition of new facilities and remodeling of existing facilities.

     FURNITURE AND EQUIPMENT. Furniture and equipment expenses increased $209,000, or 10.2% to $2.3 million for the three months ended March 31, 1999 from $2.1 million for the same period in 1998. This increase is primarily the result of depreciation, repairs and maintenance expenses associated with additional branches opened since March 1998 and the remodeling of Company facilities. Also contributing to the increase are costs with upgrades of various computer hardware and software used in the Company's operations.

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

     Currently, the Company has completed the education, assessment and renovation phases of the key step plan and the validation phase is substantially complete for all critical business systems. Validation will continue through 1999 as new software releases and hardware upgrades are received and implemented. Validation of all secondary systems is currently expected to be completed by September 30, 1999. To date, the validation phase has not revealed any material Year 2000 issues in any of the Company's internal systems or programs. The Company's internal audit department has been reviewing validation results.

     The Company is in the process of developing a contingency plan. This plan, called the Business Resumption Contingency Plan, will address mitigation of risks associated with system failures at critical dates including staffing issues security concerns, customer communication, utility failures, hot-site identification and backup system identification. This plan is currently anticipated to be completed by June 30, 1999.

     Management currently estimates total costs of the Company's Year 2000 compliance to be less than $300,000, of which $163,000 has already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external system is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

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

ACQUISITIONS

     On May 7, 1999, First Interstate Bank in Montana purchased the net assets of the Helena and Belgrade branches of First National Bank of Montana at a premium of $225,000. At the purchase date, the acquired branches had loans and deposits of approximately $1 million and $4 million, respectively.

     The Company has entered into a definitive agreement to purchase all of the outstanding stock of Security State Bank Shares, a one-bank holding company with three branch offices located in Polson, Montana. The total cash purchase price to be paid at closing is $11.8 million. The transaction is expected to close during the second quarter of 1999. Security State Bank Shares has total loans of approximately $35 million and total deposits of approximately $62 million.

                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of March 31, 1999, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 1998 Form 10-K.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    27.      Financial Data Schedule.

           (b) No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.

Date   May 14, 1999                     /s/ THOMAS W. SCOTT
     -------------------------------    ---------------------------------------
                                        Thomas W. Scott
                                        President and Chief Executive Officer

Date   May 14, 1999                     /s/ TERRILL R. MOORE
     -------------------------------    ---------------------------------------
                                        Terrill R. Moore
                                        Senior Vice President and
                                        Chief Financial Officer