Form 10-Q
period 1999-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 1999-08-13
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER 333-3250


                        FIRST INTERSTATE BANCSYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                     MONTANA                                     81-0331430
         (State or other jurisdiction of                       (IRS Employer
         incorporation or organization)                      Identification No.)

     PO BOX 30918, 401 NORTH 31ST STREET, BILLINGS, MT           59116-0918
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

The Registrant had 7,944,558 shares of common stock outstanding on June 30, 1999.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                   INDEX                                             PAGE
                                   -----                                             ----
PART I.   FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1999 (unaudited) and December 31, 1998                   3

                    Consolidated Statements of Income
                    Three and six months ended June 30, 1999 and 1998 (unaudited)     4

                    Consolidated Statements of Comprehensive Income
                    Three and six months ended June 30, 1999 and 1998 (unaudited)     5

                    Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998 (unaudited)               6

                    Notes to Unaudited Consolidated Financial Statements              7

          Item 2 -  Management's Discussion and Analysis of Financial Condition
                    And Results of Operations                                         9

          Item 3 -  Quantitative and Qualitative Disclosures about Market Risk       14


PART II.  OTHER INFORMATION

          Item 1 -  Legal Proceedings                                                15

          Item 2 -  Changes in Securities                                            15

          Item 3 -  Defaults on Senior Securities                                    15

          Item 4 -  Submission of Matters to a Vote of Security Holders              15

          Item 5 -  Other Information                                                15

          Item 6 -  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                           16

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)

                                                                          June 30,
                                                                            1999              December 31,
                                                                         (unaudited)             1998
                                                                         -----------          ------------
                         ASSETS

Cash and due from banks                                                  $  138,403              154,527
Federal funds sold                                                           23,580               31,930
Interest bearing deposits in banks                                           10,165               17,562
Investment securities:
    Available-for-sale                                                      379,414              379,393
    Held-to-maturity                                                        262,205              299,285
                                                                         ----------            ---------
                                                                            641,619              678,678

Loans                                                                     1,593,710            1,484,459
Less allowance for loan losses                                               29,509               28,803
                                                                         ----------            ---------
         Net loans                                                        1,564,201            1,455,656

Premises and equipment, net                                                  65,251               63,382
Accrued interest receivable                                                  23,004               22,433
Goodwill, net of accumulated amortization of $12,137 at
    June 30, 1999 (unaudited) and $10,950 at December 31, 1998               28,387               29,337
Other real estate owned, net                                                    544                1,113
Deferred tax asset                                                            8,444                5,498
Other assets                                                                 20,631               18,717
                                                                         ----------            ---------
                                                                         $2,524,229            2,478,833
                                                                         ----------            ---------
                                                                         ----------            ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                  $  380,534              390,998
    Interest bearing                                                      1,631,648            1,650,934
                                                                         ----------            ---------
         Total deposits                                                   2,012,182            2,041,932

Federal funds purchased                                                      43,380                1,675
Securities sold under repurchase agreements                                 155,475              173,593
Accrued interest payable                                                     10,213               13,364
Accounts payable and accrued expenses                                         8,272               10,622
Other borrowed funds                                                         66,751                9,828
Long-term debt                                                               20,277               24,288
                                                                         ----------            ---------
         Total liabilities                                                2,316,550            2,275,302

Mandatorily redeemable securities of subsidiary trust                        40,000               40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,944,558 shares as of June 30, 1999
    (unaudited) and 7,988,573 shares as of December 31, 1998                  9,260               10,001
Retained earnings                                                           162,035              151,362
Accumulated other comprehensive income (loss)                                 (3,616)               2,168
                                                                         ----------            ---------
         Total stockholders' equity                                         167,679              163,531
                                                                         ----------            ---------
                                                                         $2,524,229            2,478,833
                                                                         ----------            ---------
                                                                         ----------            ---------

Book value per common share                                              $    21.11                20.47
                                                                         ----------            ---------
                                                                         ----------            ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                              For the three months          For the six months
                                                                 ended June 30,               ended June 30,
                                                             ----------------------       -----------------------
                                                                 1999        1998            1999        1998
                                                                 ----        ----            ----        ----
Interest income:
  Interest and fees on loans                                   $36,160      36,107          70,783      71,297
  Interest and dividends on investment securities:
    Taxable                                                      8,635       6,971          17,406      13,294
    Exempt from Federal taxes                                      823         458           1,618         784
  Interest on deposit with banks                                   124         123             182         318
  Interest on Federal funds sold                                   137         832             429       1,798
                                                               -------      ------          ------      ------
    Total interest income                                       45,879      44,491          90,418      87,491
                                                               -------      ------          ------      ------
Interest expense:
  Interest on deposits                                          16,305      16,910          32,884      33,147
  Interest on Federal funds purchased                              590           6             606          44
  Interest on securities sold under repurchase
    agreements                                                   1,485       1,748           2,953       3,522
  Interest on other borrowed funds                                 284         114             367         222
  Interest on long-term debt                                       494         622             996       1,283
  Interest on mandatorily redeemable securities of
    subsidiary trust                                               882         882           1,764       1,770
                                                               -------      ------          ------      ------
  Total interest expense                                        20,040      20,282          39,570      39,988
                                                               -------      ------          ------      ------

    Net interest income                                         25,839      24,209          50,848      47,503
    Provision for loan losses                                      786       1,028           1,572       2,093
                                                               -------      ------          ------      ------
    Net interest income after provision for
      loan losses                                               25,053      23,181          49,276      45,410
Other operating income:
  Income from fiduciary activities                               1,125       1,027           2,304       2,128
  Service charges on deposit accounts                            2,882       2,607           5,444       5,097
  Data processing                                                1,696       1,753           3,405       3,831
  Other service charges, commissions, and fees                   1,368       1,234           2,752       2,477
  Net investment securities gains (losses)                          --         (33)              1           9
  Other real estate income (expense), net                            3         (14)            383         171
  Other income                                                     645         624           1,075         995
                                                               -------      ------          ------      ------
    Total other operating income                                 7,719       7,198          15,364      14,708
                                                               -------      ------          ------      ------
Other operating expenses:
  Salaries and wages                                             9,014       8,141          17,975      15,938
  Employee benefits                                              2,037       2,393           3,966       5,200
  Occupancy expense, net                                         1,674       1,569           3,412       3,238
  Furniture and equipment expense                                2,391       2,070           4,652       4,064
  FDIC insurance                                                    58          54             116         108
  Goodwill amortization                                            595         579           1,187       1,273
  Other expenses                                                 5,208       5,556          10,264      10,492
                                                               -------      ------          ------      ------
    Total other operating expenses                              20,977      20,362          41,572      40,313
                                                               -------      ------          ------      ------

Income before income taxes                                      11,795      10,017          23,068      19,805
Income tax expense                                               4,269       3,787           8,329       7,502
                                                               -------      ------          ------      ------

    Net income                                                 $ 7,526       6,230          14,739      12,303
                                                               -------      ------          ------      ------
                                                               -------      ------          ------      ------

Basic earnings per common share                                $  0.95        0.78           1.85         1.53
Diluted earning per common share                               $  0.93        0.77           1.82         1.52
Dividends per common share                                     $  0.28        0.23           0.52         0.45


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                              For the three months          For the six months
                                                                 ended June 30,               ended June 30,
                                                             ----------------------       -----------------------
                                                                 1999        1998            1999        1998
                                                                 ----        ----            ----        ----
Net income                                                     $ 7,526       6,230          14,739      12,303
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities:
    Realized and unrealized holding gains (losses)
      arising during period                                     (6,461)        147          (9,481)         (4)
    Add: reclassification adjustment for (gains) losses
         included in net income                                     (1)         33              (1)         (9)
                                                               -------      ------          ------      ------
Other comprehensive income (loss), before tax                   (6,462)        180          (9,482)        (13)

Income tax benefit (expense) related to items of other
  comprehensive income                                           2,520         (70)          3,698           5
                                                               -------      ------          ------      ------

Other comprehensive income (loss), after tax                    (3,942)        110          (5,784)         (8)
                                                               -------      ------          ------      ------

Comprehensive income                                           $ 3,584       6,340           8,955      12,295
                                                               -------      ------          ------      ------
                                                               -------      ------          ------      ------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                  For the six months
                                                                                     ended June 30,
                                                                               -------------------------
                                                                                1999               1998
                                                                                ----               ----
Cash flows from operating activities:
  Net income                                                                  $ 14,739            12,303
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan loss                                                      1,572             2,093
    Depreciation and amortization                                                4,901             4,622
    Net premium amortization on investment securities                              146               208
    Gain on sales of investments                                                    --                (9)
    Gain on sales of other real estate owned                                      (415)             (240)
    Loss (gain) on sales of property and equipment                                 (20)              127
    Provision for deferred income taxes                                            567            (2,144)
    Increase in interest receivable                                               (566)           (1,859)
    Increase in other assets                                                    (1,919)           (1,201)
    Increase (decrease) in accrued interest payable                             (3,122)              267
    Increase (decrease) in accounts payable and accrued expenses                (1,166)            1,664
                                                                              --------          --------
      Net cash provided by operating activities                                 14,717            15,831
                                                                              --------          --------
Cash flows from investing activities:
  Purchases of investment securities:
        Held-to-maturity                                                       (49,859)          (42,894)
        Available-for-sale                                                     (38,117)         (168,663)
  Proceeds from maturities and paydowns of investment securities:
        Held-to-maturity                                                        86,898            52,960
        Available-for-sale                                                      28,694            35,449
  Proceeds from sales of available-for-sale investment securities                   --            28,191
  Extensions of credit to customers, net of repayments                        (110,590)          (17,837)
  Recoveries of loans charged-off                                                1,238             1,240
  Proceeds from sales of other real estate                                       1,258               731
  Acquisition of branch banks                                                   (5,833)               --
  Capital distributions from joint venture                                         125               200
  Capital expenditures, net                                                     (5,332)           (3,297)
                                                                              --------          --------
        Net cash used in investing activities                                  (91,518)         (113,920)
                                                                              --------          --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                          (25,626)           89,559
  Net increase (decrease) in Federal funds and repurchase agreements            23,587           (16,780)
  Net increase in other borrowed funds                                          56,923               311
  Proceeds from long-term borrowings                                                --             1,428
  Repayment of long-term borrowings                                             (4,011)           (8,373)
  Net decrease in debt issuance costs                                               48                21
  Proceeds from issuance of common stock                                           466                75
  Payments to retire common stock                                               (2,391)             (764)
  Dividends paid on common stock                                                (4,066)           (3,609)
                                                                              --------          --------
        Net cash provided by financing activities                               44,930            61,868
                                                                              --------          --------
        Net decrease in cash and cash equivalents                             (31,871)           (36,221)
Cash and cash equivalents at beginning of period                               204,019           229,147
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $172,148           192,926
                                                                              --------          --------
                                                                              --------          --------
Supplemental disclosure of cash flow information:
  Cash paid during period for taxes                                           $  8,012             8,770
  Cash paid during period for interest                                          42,901            39,721
                                                                              --------          --------
                                                                              --------          --------


Noncash Investing and Financing Activities:
The Company transferred loans of $274 and $458 to other real estate owned during the six months ended June 30, 1999 and 1998, respectively. In January 1999, the Company exchanged stock appreciation rights for stock options resulting in an increase in stockholders' equity of $1.2 million.


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at June 30, 1999 and December 31, 1998, and the results of operations and cash flows for each of the periods ended
     June 30, 1999 and 1998 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1998 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the June 30, 1999 presentation.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June, 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", deferring the effective date of SFAS No. 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company was not engaged in hedging activities nor did it hold any derivative instruments.

(2)  COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and six month periods ended June 30, 1999 and 1998.

                                                      Three months ended         Six months ended
                                                    6/30/99       6/30/98      6/30/99       6/30/98
                                                   ---------     ---------    ---------     ---------
     Weighted average common shares                7,946,806     8,014,509    7,946,806     8,019,154
     Weighted average potential common shares        149,797        69,191      140,317        59,021

(3)  CASH DIVIDENDS

     On July 14, 1999, the Company declared and paid a cash dividend on second quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1999 dividend represents 30% of the Company's net income for the quarter ended June 30, 1999.

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

              FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
           (Dollars in thousands, except share and per share data)


     The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.6 million as of June 30, 1999.

     The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.7 million as of June 30, 1999.

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

                                   ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and six month periods ended June 30, 1999, with comparisons to 1998 as applicable. All earnings per share figures presented are basic and do not account for the dilutive effect of potential common shares.

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

OVERVIEW

     The Company reported net income of $7.5 million, or $0.95 per share, during the second quarter of 1999, as compared to $6.2 million, or $0.78 per share, recorded during the same period in 1998. Year-to-date through June 30, 1999, the Company reported net income of $14.7 million, or $1.85 per share, as compared to $12.3 million, or $1.53 per share, for the same period in 1998. Increases in earnings are largely the result of net interest income generated through internal loan and deposit growth.

EARNING ASSETS

     LOANS. Total loans increased $110 million, or 7.4%, to $1,594 million as of June 30, 1999 from $1,484 million as of December 31, 1998. All major categories of loans increased from December 31, 1998 with the most significant growth occurring in commercial and indirect consumer lending. Management attributes this growth, in part, to expansion of its market presence through new branch openings and marketing activities; and, in part to a renewed focus on opportunities in the indirect consumer lending area.

     INVESTMENT SECURITIES. The Company's investment portfolio is managed to result in the highest yield while meeting the Company's liquidity needs and meeting pledging requirements for public funds deposits and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Investment securities decreased $37 million, or 5.5%, to $642 million as of June 30, 1999, from $679 million as of December 31, 1998. Proceeds from maturities, sales and principal payments during the first six months of 1999 were used to fund increases in loans.

     INTEREST BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD. Interest bearing deposits in banks consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold, are used by the Company's banking subsidiaries to fund the daily liquidity needs of the Company. Interest bearing deposits in banks and Federal funds sold decreased $15 million, in aggregate, to $34 million as of June 30, 1999 from $49 million as of December 31, 1998. Funds temporarily invested in interest bearing deposits in banks and Federal funds sold at December 31, 1998 were invested in higher yielding assets, principally loans.

     INCOME FROM EARNING ASSETS. Interest income increased $2.9 million, or 3.3%, to $90.4 million for the six months ended June 30, 1999 from $87.5 million for the same period in 1998. Interest income of $45.9 million in the second quarter of 1999 increased $1.4 million, or 3.1%, from the same period in the prior year. These increases are due to greater volumes of interest earning assets generated through internal growth. On a fully-taxable equivalent basis, average earning assets for the six months ended June 30, 1999 of $2,196 million yielded 8.39% while average earning assets of $2,015 million for the six months ended June 30, 1998 yielded 8.81%. This decrease in yield is due to shifts in the mix of earning assets from higher yielding loans to investment securities which produce a lower yield, as well as overall rate reductions resulting from decreases in prime rate during the last half of 1998.

FUNDING SOURCES

     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

     DEPOSITS. Total deposits decreased $30 million, or 1.5%, to $2,012 million as of June 30, 1999 from $2,042 million as of December 31, 1998. This decrease in deposits is a typical seasonal decrease that historically occurs during the first half of the year.

     LONG-TERM DEBT. Long-term debt decreased $4.0 million, or 16.5%, to $20 million as of June 30, 1999 from $24 million as of December 31, 1998 due primarily to the prepayment of two Federal Home Loan Bank notes scheduled to mature in 2006 and 2016.

     OTHER FUNDING SOURCES. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank and repurchase agreements with primarily commercial depositors. Other funding sources increased $81 million, or 43.5%, to $266 million as of June 30, 1999 from $185 million as of December 31, 1998. Increases in other funding sources were used to support loan growth.

     COST OF OTHER FUNDING SOURCES. Interest expense for the three months ended June 30, 1999 of $20.0 million decreased $242,000, or 1.2%, from the same period in 1998. Year-to-date interest expense through June 30, 1999 of $39.6 million decreased $418,000, or 1.0%, from the same period in 1998. Average interest bearing liabilities and trust preferred securities of $1,890 million increased $161.9 million, or 9.4%, from $1,728 million for the same period in 1998. The rate on average interest bearing liabilities and trust preferred securities decreased 45 basis points to 4.22% for the six months ended June 30, 1999 from 4.67% for the same period in 1998.

EQUITY

     During 1998, the Company determined that future grants of stock options would no longer include stock appreciation rights (SARs). Grantees with outstanding SARs were given an election to convert their SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options resulting in an increase in stockholders' equity and a reduction of accrued expenses of $1 million.

NET INTEREST INCOME

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces the changes in net interest income between periods. Net interest income of $25.8 million during the second quarter of 1999 increased $1.6 million, or 6.7%, from $24.2 million during the same period in the prior year. Year-to-date net interest income of $50.8 million through June 30, 1999 increased $3.3 million, or 7.0%, from $47.5 million for the same period in the prior year. On a fully-taxable equivalent basis, the net interest margin ratio of 4.76% for the six months ended June 30, 1999 decreased 5 basis points from 4.81% for the same period in the prior year.

NON-PERFORMING AND CLASSIFIED ASSETS

     Non-performing assets include non-performing loans and real property acquired through foreclosure. Non-performing loans include loans on a non-accrual status, loans past due 90 days or more and still accruing interest and loans restructured due to financial difficulties of the borrower. The ratio of non-performing assets to total loans and other real estate owned of 1.24% at June 30, 1999 declined from 1.29% at December 31, 1998.

     The Company classifies its loans on a regular basis as substandard, doubtful and loss. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The ratio of classified loans to total loans of 3.05% at June 30, 1999 declined from 3.37% at December 31, 1998.

     Subsequent to June 30, 1999, the Company downgraded one commercial loan causing the ratio of non-performing assets to total loans and other real estate owned to increase to 1.89% and the ratio of classified loans to total loans to increase to 3.70%. Management does not anticipate a significant direct impact to earnings as a result of this commercial loan downgrade. It is management's opinion that the allowance for loan loss is adequate to absorb any potential loss.

PROVISION FOR LOAN LOSS

     The loan loss provision is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. The allowance for loan losses is maintained at a level that is, in management's judgment, adequate to absorb losses inherent in the loan portfolio. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Actual loan losses may vary from current provision estimates. The provision for loan losses decreased $242,000, or 23.5%, to $786,000 for the three months ended June 30, 1999 from $1 million for the same period in the prior year. During the six months ended June 30, 1999, the provision for loan losses decreased $521,000, or 24.9%, from the same period in the prior year.

OTHER OPERATING INCOME

     The Company's principal sources of other operating income include service charges on deposit accounts, data processing fees, income from fiduciary activities, comprised principally of fees earned on trust assets, and other fee income. Other operating income increased $521,000, or 7.2%, to $7.7 million for the quarter ended June 30, 1999 from $7.2 million for the same period in 1998. Year-to-date other operating income of $15.4 million through June 30, 1999 increased $656,000, or 4.5%, from the same period in 1998. All four principal categories showed increases over the prior year except data processing fees. Significant fluctuations are discussed below:

     DATA PROCESSING FEES. Data processing fees of $1.7 million for the three months ended June 30, 1999 decreased $57,000, or 3.3%, from the same period in the prior year. For the six month period ended June 30, 1999, data processing fees of $3.4 million decreased $426,000, or 11.1%, from $3.8 million for the same period in the prior year. These decreases are primarily due to a non-recurring termination fee of $300,000 received during the first quarter of the prior year.

     INCOME FROM FIDUCIARY ACTIVITIES. Revenues from fiduciary activities increased 9.5% and 8.3% for the three and six month periods ended June 30, 1999 from the same periods in the prior year due to increases in the value of assets under trust management.

     OTHER SERVICE CHARGES, COMMISSIONS AND FEES. Other service charges, commissions and fees of $1.4 million for the three months ended June 30, 1999 increased $134,000, or 10.9%, from the same period in the prior year. For the six months ended June 30, 1999, other service charges, commission and fees increased $275,000, or 11.1% to $2.8 million from $2.5 million for the same period in the prior year. Increases are primarily due to loan servicing income resulting from strong loan demands combined with the acquisition of mortgage servicing rights in January 1999.

     OTHER REAL ESTATE INCOME. Net other real estate (OREO) income increased $212,000 to $383,000 for the six months ended June 30, 1999 as compared to $171,000 during the same period in 1998. Variations in net OREO income during the periods resulted principally from fluctuations in gains and losses on sales of OREO. Net OREO income is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

OTHER OPERATING EXPENSE

     Other operating expenses increased $615,000, or 3.0%, to $21.0 million for the quarter ended June 30, 1999 from $20.4 million for the same period in 1998. Year-to-date other operating expenses through June 30, 1999 of $41.6 million increased $1.3 million, or 3.1%, from the same period in 1998. Significant components of the increased are discussed below:

     SALARIES AND WAGES EXPENSE. Salaries and wages expense of $9.0 million during the second quarter of 1999, increased $873,000, or 10.7%, from the second quarter of 1998. Year-to-date salaries and wages expense increased $2.1 million, or 12.8%, to $18.0 million for the six months ended June 30, 1999 as compared to $15.9 million for the same period in the prior year. Increases are primarily attributable to inflationary wage increases and the additional staffing requirements of new branch banks opened or acquired since June 1998.

     EMPLOYEE BENEFITS EXPENSE. Employee benefits expense decreased $356,000, or 14.9%, to $2.0 million for the quarter ended June 30, 1999 from $2.4 million for the same period in 1998. Employee benefits expense for the six months ended June 30, 1999 decreased $1.2 million, or 23.7%, from the same period in the prior year. This decrease is primarily due to the exchange of stock appreciation rights for stock options that occurred during the first quarter of 1999. The decrease was partially offset by additional expense attributable to staffing requirements and inflation as discussed above.

     FURNITURE AND EQUIPMENT. Furniture and equipment expenses for the second quarter of 1999 increased $321,000, or 15.5% to $2.4 million from $2.1 million for the same period in 1998. Furniture and equipment expense increased $588,000, or 14.5%, to $4.7 million for the six months ended June 30, 1999 from $4.1 million for the same period in 1998. The increases are due to new branch additions since June 30, 1998 and continued investment in technology.

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

     Currently, the Company has completed the education, assessment and renovation phases of the key step plan and the validation phase is substantially complete for all critical business systems. Validation will continue through 1999 as new software releases and hardware upgrades are received and implemented. Validation of all secondary systems is expected to be completed by September 30, 1999. To date, the validation phase has not revealed any material Year 2000 issues in any of the Company's internal systems or programs. The Company's internal audit department has been reviewing validation results.

     The Company completed development of a Business Resumption Contingency Plan ("Plan") during the second quarter of 1999. The Plan addresses mitigation of risks associated with system failures at critical dates including staffing issues security concerns, customer communication, utility failures, hot-site identification and backup system identification.

     Management currently estimates total costs of the Company's Year 2000 compliance to be less than $300,000, of which $200,000 has already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external system is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

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

ACQUISITIONS

     On May 7, 1999, First Interstate Bank in Montana purchased the net assets of the Helena and Belgrade branches of First National Bank of Montana at a premium of $236,000. At the purchase date, the acquired branches had loans and deposits of approximately $1 million and $4 million, respectively.

     On July 9, 1999, the Company purchased all of the outstanding stock of Security State Bank Shares, a one-bank holding company with three branch offices located in Polson, Montana. The total cash purchase price paid at closing was $11.9 million. The purchase was funded through available cash on hand and a $2.5 million advance on the Company's revolving term note. At the purchase date, Security State Bank Shares had total loans of approximately $35 million and total deposits of approximately $53 million, respectively. Excess purchase price over the fair value of identifiable net assets is being amortized using the straight-line method over a period of 25 years. The intangible value of depositor relationships is being amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.


                                   ITEM 3.

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


As of June 30, 1999, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 1998 Form 10-K.

                                  PART II.

                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
              None.


ITEM 2.  CHANGES IN SECURITIES
              None.


ITEM 3.  DEFAULTS UPON SENIOR INDEBTEDNESS
              None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The following matter was submitted to a vote of security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on May 20, 1999:

                Matter                    For        Against     Withheld/For
         ---------------------------------------------------------------------
         Election of all directors     7,818,208      1,152         136,692

ITEM 5.  OTHER INFORMATION
              Not applicable or required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27.  Financial Data Schedule.

         (b) No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                        FIRST INTERSTATE BANCSYSTEM, INC.



Date   August 13, 1999                      /s/ THOMAS W. SCOTT
     -------------------------------       -------------------------------------
                                           Thomas W. Scott
                                           Chief Executive Officer



Date   August 13, 1999                      /s/ TERRILL R. MOORE
     -------------------------------       -------------------------------------
                                           Terrill R. Moore
                                           Senior Vice President and
                                           Chief Financial Officer