Form 10-Q
period 1999-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 1999-11-12
CIK 860413

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Consolidated Balance Sheets
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Consolidated Statements of Income
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

OR

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from          to

Commission File Number: 333-3250

First Interstate BancSystem, Inc.

(Exact name of registrant as specified in its charter)

MONTANA	81-0331430
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 30918, 401 North 31st Street, Billings, MT 59116-0918

(Address of principal executive offices)             (Zip Code)

Registrant’s telephone number, including area code:

406/255-5390

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes   [X]         No

      The Registrant had 8,001,869 shares of common stock outstanding on October 31, 1999.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

Index			Page

Part I.	Financial Information
	Item 1 —	Financial Statements
		Consolidated Balance Sheets

		September 30, 1999 and December 31, 1998	3
		Consolidated Statements of Income

		Three and nine months ended September 30, 1999 and 1998	4
		Consolidated Statements of Comprehensive Income

		Three and nine months ended September 30, 1999 and 1998	5
		Consolidated Statements of Cash Flows

		Nine months ended September 30, 1999 and 1998	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2 —	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9

	Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	14

Part II.	Other Information

	Item 1 —	Legal Proceedings	15

	Item 2 —	Changes in Securities	15

	Item 3 —	Defaults on Senior Securities	15

	Item 4 —	Submission of Matters to a Vote of Security Holders	15

	Item 5 —	Other Information	15

	Item 6 —	Exhibits and Reports on Form 8-K	15

Signatures			16

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	1999	1998

Assets

Cash and due from banks	$164,451	154,527

Federal funds sold	25,210	31,930

Interest bearing deposits in banks	3,843	17,562

Investment securities:

Available-for-sale	374,610	379,393

Held-to-maturity	259,986	299,285

	634,596	678,678

Loans	1,684,201	1,484,459

Less allowance for loan losses	30,143	28,803

Net loans	1,654,058	1,455,656

Premises and equipment, net	69,964	63,382

Accrued interest receivable	27,597	22,433

Goodwill and core deposit intangible, net of accumulated amortization of $12,910 at September 30, 1999 and $10,950 at December 31, 1998	33,080	29,337

Other real estate owned, net	1,819	1,113

Deferred tax asset	8,297	5,498

Other assets	19,995	18,717

	$2,642,910	2,478,833

Liabilities and Stockholders’ Equity

Deposits:

Noninterest bearing	$405,534	390,998

Interest bearing	1,693,169	1,650,934

Total deposits	2,098,703	2,041,932

Federal funds purchased	61,605	1,675

Securities sold under repurchase agreements	177,295	173,593

Accrued interest payable	13,745	13,364

Accounts payable and accrued expenses	9,260	10,622

Other borrowed funds	44,850	9,828

Long-term debt	23,530	24,288

Total liabilities	2,428,988	2,275,302

Mandatorily redeemable securities of subsidiary trust	40,000	40,000

Stockholders’ equity:

Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,974,273 shares as of September 30, 1999 and 7,988,573 shares as of December 31, 1998	10,198	10,001

Retained earnings	167,279	151,362

Accumulated other comprehensive income (loss)	(3,555)	2,168

Total stockholders’ equity	173,922	163,531

	$2,642,910	2,478,833

Book value per common share	$21.81	20.47

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	1999	1998	1999	1998

Interest income:

Interest and fees on loans	$38,301	36,464	109,084	107,761

Interest and dividends on investment securities:

Taxable	8,558	7,859	25,964	21,153

Exempt from Federal taxes	859	575	2,477	1,359

Interest on deposit with banks	34	179	216	497

Interest on Federal funds sold	437	790	866	2,588

Total interest income	48,189	45,867	138,607	133,358

Interest expense:

Interest on deposits	17,002	17,600	49,886	50,747

Interest on Federal funds purchased	697	1	1,303	45

Interest on securities sold under repurchase agreements	1,798	1,788	4,751	5,310

Interest on other borrowed funds	432	130	799	352

Interest on long-term debt	572	532	1,568	1,815

Interest on mandatorily redeemable securities of subsidiary trust	883	882	2,647	2,652

Total interest expense	21,384	20,933	60,954	60,921

Net interest income	26,805	24,934	77,653	72,437

Provision for loan losses	931	1,101	2,503	3,194

Net interest income after provision for loan losses	25,874	23,833	75,150	69,243

Other operating income:

Income from fiduciary activities	1,002	808	3,306	2,936

Service charges on deposit accounts	2,971	2,646	8,415	7,743

Data processing	1,924	1,747	5,329	5,578

Other service charges, commissions, and fees	1,982	1,776	4,890	4,346

Net investment securities gains	16	43	17	52

Other real estate income (expense), net	(24)	58	359	229

Other income	816	466	1,891	1,461

Total other operating income	8,687	7,544	24,207	22,345

Other operating expenses

Salaries, wages and employee benefits	11,572	10,686	33,513	31,824

Occupancy expense, net	1,833	1,731	5,245	4,851

Furniture and equipment expense	2,692	1,995	7,344	6,177

FDIC insurance	57	54	173	162

Goodwill and core deposit intangible amortization	774	661	1,960	1,848

Other expenses	5,956	5,117	16,377	15,788

Total other operating expenses	22,884	20,244	64,612	60,650

Income before income taxes	11,677	11,133	34,745	30,938

Income tax expense	4,209	4,128	12,538	11,630

Net income	$7,468	7,005	22,207	19,308

Basic earnings per common share	$0.94	0.87	2.79	2.41

Diluted earning per common share	$0.92	0.87	2.74	2.39

Dividends per common share	$0.28	0.23	0.79	0.68

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income	$7,468	7,005	22,207	19,308

Other comprehensive income (loss):

Unrealized gains (losses) on investment securities:

Realized and unrealized holding gains (losses) arising during period	116	4,305	(9,365)	4,301

Add: reclassification adjustment for gains included in net income	(16)	(43)	(17)	(52)

Other comprehensive income (loss), before tax	100	4,262	(9,382)	4,249

Income tax benefit (expense) related to items of other comprehensive income	(39)	(1,662)	3,659	(1,657)

Other comprehensive income (loss), after tax	61	2,600	(5,723)	2,592

Comprehensive income	$7,529	9,605	16,484	21,900

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the nine months
	ended September 30,

	1999	1998

Cash flows from operating activities:

Net income	$22,207	19,308

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,507	3,194

Depreciation and amortization	7,939	6,616

Net premium amortization on investment securities	308	316

Gain on sales of investments	(17)	(52)

Gain on sales of other real estate owned	(415)	(240)

Loss (gain) on sales of property and equipment	(17)	135

Provision for deferred income taxes	679	(1,900)

Increase in interest receivable	(5,159)	(4,030)

Increase (decrease) in other assets	61	(1,211)

Increase in accrued interest payable	352	2,363

Increase (decrease) in accounts payable and accrued expenses	(1,040)	1,823

Net cash provided by operating activities	27,405	26,322

Cash flows from investing activities:

Purchases of investment securities:

Held-to-maturity	(61,560)	(67,159)

Available-for-sale	(40,460)	(280,997)

Proceeds from maturities and paydowns of investment securities:

Held-to-maturity	98,381	77,989

Available-for-sale	42,473	93,863

Proceeds from sales of available-for-sale investment securities	—	15,038

Proceeds from sales of held-to-maturity investment securities	7,009	—

Extensions of credit to customers, net of repayments	(169,331)	(3,047)

Recoveries of loans charged-off	2,125	2,318

Proceeds from sales of other real estate	1,258	990

Acquisition of branch banks, net of cash and cash equivalents acquired	9,469	—

Capital distributions from joint venture	125	200

Capital expenditures, net	(10,990)	(5,998)

Net cash used in investing activities	(121,501)	(166,803)

Cash flows from financing activities:

Net increase (decrease) in deposits	(3,810)	138,355

Net increase (decrease) in Federal funds and repurchase agreements	63,632	(22,264)

Net increase (decrease) in other borrowed funds	35,022	(213)

Proceeds from long-term borrowings	5,500	2,428

Repayment of long-term borrowings	(9,557)	(9,391)

Net decrease in debt issuance costs	71	45

Proceeds from issuance of common stock	2,581	2,257

Payments to retire common stock	(3,568)	(1,466)

Dividends paid on common stock	(6,290)	(5,458)

Net cash provided by financing activities	83,581	104,248

Net decrease in cash and cash equivalents	(10,515)	(36,188)

Cash and cash equivalents at beginning of period	204,019	229,147

Cash and cash equivalents at end of period	$193,504	192,959

Supplemental disclosure of cash flow information:

Cash paid during period for taxes	$12,402	12,520

Cash paid during period for interest	60,573	58,558

Noncash Investing and Financing Activities:

      The Company transferred loans of $459 and $734 to other real estate owned during the nine months ended September 30, 1999 and 1998, respectively. In January 1999, the Company exchanged stock appreciation rights for stock options resulting in an increase in stockholders’ equity of $1.2 million.

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1)  Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at September 30, 1999 and December 31, 1998, and the results of operations and cash flows for each of the periods ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1998 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the September 30, 1999 presentation.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June, 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, deferring the effective date of SFAS No. 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company was not engaged in hedging activities nor did it hold any derivative instruments.

(2)  Computation of Earnings per Share

      Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and nine month periods ended September 30, 1999 and 1998.

	Three months ended		Nine months ended

	9/30/99	9/30/98	9/30/99	9/30/98

Weighted average common shares	7,935,331	8,024,038	7,957,010	8,024,016

Weighted average potential common shares	147,442	73,400	144,021	65,455

(3)  Cash Dividends

      In October 1999, the Company declared and paid a cash dividend on third quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company’s practice to pay quarterly dividends based upon earnings. The October 1999 dividend represents 30% of the Company’s net income for the quarter ended September 30, 1999.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

      The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.5 million as of September 30, 1999.

      The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.6 million as of September 30, 1999.

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

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

(5)  Acquisitions

      On May 7, 1999, First Interstate Bank in Montana purchased the net assets of the Helena and Belgrade branches of First National Bank of Montana at a premium of $236,000. At the purchase date, the acquired branches had loans and deposits of approximately $1 million and $4 million, respectively.

      On July 9, 1999, the Company purchased all of the outstanding stock of Security State Bank Shares, a one-bank holding company with three branch offices located in Polson, Montana (“Polson acquisition”). The total cash purchase price paid at closing was $11.9 million. The purchase was funded through available cash on hand and a $2.5 million advance on the Company’s revolving term note. At the purchase date, Security State Bank Shares had total loans of approximately $35 million and total deposits of approximately $53 million. Excess purchase price over the fair value of identifiable net assets is being amortized using the straight-line method over a period of 25 years. The intangible value of depositor relationships is being amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries (“the Company”) during the three and nine month periods ended September 30, 1999, with comparisons to 1998 as applicable. All earnings per share figures presented are basic and do not account for the dilutive effect of potential common shares.

FORWARD LOOKING STATEMENTS

      Certain statements contained in this review are “forward looking statements” that involve risk and uncertainties. The Company wishes to caution readers that the following factors, among others, may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions in those areas in which the Company operates, credit quality, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans and changes in governmental regulations.

ASSET LIABILITY MANAGEMENT

      Interest Rate Sensitivity. The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during fluctuations of interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional gap analysis.

      Liquidity. The objective of liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions, and repayments; and management of investment securities. Additional sources of liquidity include Federal funds lines, other borrowings and access to the capital markets.

      First Interstate BancSystem, Inc. (the “Holding Company”) is a legal entity separate and distinct from the bank subsidiaries. Statutes, regulations and loan covenants limit the amount the dividends that may be paid to the Holding Company by the subsidiary banks. Additional sources of Holding Company liquidity include borrowing lines and access to capital markets.

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

OVERVIEW

      The Company reported net income of $7.5 million, or $0.94 per share, during the third quarter of 1999, as compared to $7.0 million, or $0.87 per share, recorded during the same period in 1998. Year-to-date through September 30, 1999, the Company reported net income of $22.2 million, or $2.79 per share, as compared to $19.3 million, or $2.41 per share, for the same period in 1998. Increases in earnings are largely the result of internal growth.

Earning Assets

      Loans. Total loans increased $200 million, or 13.5%, to $1,684 million as of September 30, 1999 from $1,484 million as of December 31, 1998. All major categories of loans increased from December 31, 1998 with the most significant growth occurring in commercial and indirect consumer lending. Management attributes this growth, in part, to expansion of its market presence through acquisitions, new branch openings and marketing activities; and, in part, to a renewed focus on opportunities in the indirect consumer lending area.

      Investment Securities. The Company’s investment portfolio is managed to result in the highest yield while meeting the Company’s liquidity needs and meeting pledging requirements for public funds deposits and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Investment securities decreased $44 million, or 6.5%, to $635 million as of September 30, 1999, from $679 million as of December 31, 1998. Proceeds from maturities, sales and principal payments during the first nine months of 1999 were reinvested or used to fund increases in loans.

      Interest Bearing Deposits in Banks and Federal Funds Sold. Interest bearing deposits in banks consist of funds on deposit with the Federal Home Loan Bank. These deposits, along with Federal funds sold, are used by the Company’s banking subsidiaries to fund the daily liquidity needs of the Company. Interest bearing deposits in banks and Federal funds sold decreased $20 million, in aggregate, to $29 million as of September 30, 1999 from $49 million as of December 31, 1998. Funds temporarily invested in interest bearing deposits in banks and Federal funds sold at December 31, 1998 were invested in higher yielding assets, principally loans.

      Income from Earning Assets. Interest income increased $5.2 million, or 3.9%, to $138.6 million for the nine months ended September 30, 1999 from $133.4 million for the same period in 1998. Interest income of $48.2 million in the third quarter of 1999 increased $2.3 million, or 5.1%, from the same period in the prior year. These increases are due to greater volumes of interest earning assets generated primarily through internal growth. On a fully-taxable equivalent basis, average earning assets for the nine months ended September 30, 1999 of $2,243 million yielded 8.36% while average earning assets of $2,047 million for the nine months ended September 30, 1998 yielded 8.77%. The decrease in yield is due to decreases in prime rate during the last half of 1998.

Funding Sources

      The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

      Deposits. Total deposits increased $57 million, or 2.8%, to $2,099 million as of September 30, 1999 from $2,042 million as of December 31, 1998 primarily due to bank acquisitions. Total deposits averaged $2,037 million during the nine month period ended September 30, 1999, a $172 million, or 9.2%, increase from the same period in 1998.

      Other Funding Sources. Other funding sources include Federal funds purchased for one day periods, other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank and repurchase agreements with primarily commercial depositors. Other funding sources increased $99 million, or 53.3%, to $284 million as of September 30, 1999 from $185 million as of December 31, 1998. Increases in other funding sources were used to support loan growth.

      Cost of Other Funding Sources. Interest expense for the three months ended September 30, 1999 of $21.4 million increased $451,000, or 2.2%, from the same period in 1998. Year-to-date interest expense through September 30, 1999 of $61.0 million increased $33,000, or 0.5%, from the same period in 1998. Average interest bearing liabilities and trust preferred securities of $1,928 million during the nine months ended September 30, 1999 increased $177 million, or 10.1%, from $1,751 million for the same period in 1998. The rate on average interest bearing liabilities and trust preferred securities decreased 43 basis points to 4.23% for the nine months ended September 30, 1999 from 4.66% for the same period in 1998 primarily due to decreases in prime rate during the last half of 1998.

Equity and Accrued Expenses

      During 1998, the Company determined that future grants of stock options would no longer include stock appreciation rights (SARs). Grantees with outstanding SARs were given an election to convert their SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options resulting in an increase in stockholders’ equity and a reduction of accrued expenses of $1 million.

Net Interest Income

      The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces the changes in net interest income between periods. Net interest income of $26.8 million during the third quarter of 1999 increased $1.9 million, or 7.5%, from $24.9 million during the same period in the prior year. Year-to-date net interest income of $77.7 million through September 30, 1999 increased $5.3 million, or 7.2%, from $72.4 million for the same period in the prior year. On a fully-taxable equivalent basis, the net interest margin ratio of 4.72% for the nine months ended September 30, 1999 decreased 8 basis points from 4.80% for the same period in the prior year.

Non-performing and Classified Assets

      Non-performing assets include non-performing loans and real property acquired through foreclosure. Non-performing loans include loans on a non-accrual status, loans past due 90 days or more and still accruing interest and loans restructured due to financial difficulties of the borrower. The ratio of non-performing assets to total loans and other real estate owned of 2.06% at September 30, 1999 increased from 1.29% at December 31, 1998.

      The Company classifies its loans on a regular basis as substandard, doubtful and loss. Substandard loans are inadequately supported by the current financial capacity of the obligor or the collateral pledged. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The ratio of classified loans to total loans of 3.99% at September 30, 1999 increased from 3.37% at December 31, 1998.

      Increases in the ratios of non-performing assets to total loans and classified loans to total loans from December 31, 1998 are principally due to the downgrade of one commercial loan. Management does not anticipate a significant direct impact to earnings as a result of this commercial loan downgrade. It is management’s opinion that the allowance for loan losses is adequate to absorb any potential loss.

Provision for Loan Loss

      The loan loss provision is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company’s markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. The allowance for loan losses is maintained at a level that is, in management’s judgment, adequate to absorb losses inherent in the loan portfolio. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Actual loan losses vary from current provision estimates. The provision for loan losses decreased $170,000, or 15.4%, to $931,000 for the three months ended September 30, 1999 from $1.1 million for the same period in the prior year. During the nine months ended September 30, 1999, the provision for loan losses decreased $691,000, or 21.2%, from the same period in the prior year.

Other Operating Income

      The Company’s principal sources of other operating income include service charges on deposit accounts, data processing fee income, income from fiduciary activities, comprised principally of fees earned on trust assets, and other fee income. Other operating income increased $1.1 million, or 15.2%, to $8.7 million for the quarter ended September 30, 1999 from $7.5 million for the same period in 1998. Year-to-date other operating income of $24.2 million through September 30, 1999 increased $1.9 million, or 8.3%, from the same period in 1998. All four principal categories showed increases over the prior year except data processing fees. Significant fluctuations are discussed below:

      Data Processing Fee Income. Data processing fee income of $1.9 million was recorded during the third quarter of 1999, a $177,000, or 10.1%, increase from $1.7 million for the same period in 1998. This increase is primarily due to a greater number of data processing customers using the Company’s ATM network and increases in core processing transaction volumes. The Company serviced approximately 1,270 locations in its ATM network at September 30,1999 compared to approximately 820 locations at September 30, 1998.

      Year-to-date through September 30, 1999, data processing fee income of $5.3 million decreased $249,000, or 4.5%, from $5.6 million for the same period in 1998. This decrease is due to a non-recurring termination fee of $300,000 received during the first quarter of the prior year.

      Income from Fiduciary Activities. Revenues from fiduciary activities of $1.0 million during the third quarter of 1999 increased $194,000, or 24.0%, from $808,000 for the same period in 1998. Revenues from fiduciary activities increased $370,000, or 12.6%, to $3.3 million for the nine months ended September 30, 1999 from $2.9 million for the same period in 1998. These increases are primarily attributable to increases in the value of assets under trust management combined with growth in customer assets under trust management.

      Other Service Charges, Commissions and Fees. Other service charges, commissions and fees of $2.0 million for the three months ended September 30, 1999 increased $206,000, or 11.6%, from $1.8 million for the same period in the prior year. For the nine months ended September 30, 1999, other service charges, commission and fees increased $544,000, or 12.5% to $4.9 million from $4.3 million for the same period in the prior year. Increases are primarily due to loan servicing income resulting from strong loan demands combined with the acquisition of mortgage servicing rights in January 1999.

      Other Real Estate Income/ Expense. Net other real estate (OREO) income/expense for the three months ended September 30, 1999 showed a $24,000 net expense compared to $58,000 net income for the same period in the prior year. For the nine month period ended September 30, 1999, net OREO income/expense showed net income of $359,000, a $130,000 increase compared to $229,000 during the same period in 1998. Variations in net OREO income/expense result principally from fluctuations in gains and losses on sales. Net OREO income/expense is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company’s markets.

      Other Income. Other income, which primarily includes brokerage service fees, check printing income and other miscellaneous income, increased $350,000, or 75.1%, to $816,000 for the quarter ended September 30, 1999 from $466,000 for the same period in the prior year. Year-to-date through September 30, 1999, other income increased $430,000, or 29.4%, to $1.9 million from $1.5 million for the same period in the prior year. The increases are primarily due to growth in brokerage service fee income and a $94,000 distribution of policyholders’ membership interests in the demutualization of an insurance company recorded during the third quarter of 1999.

Other Operating Expense

      Other operating expenses increased $2.7 million, or 13.0%, to $22.9 million for the quarter ended September 30, 1999 from $20.2 million for the same period in 1998. Year-to-date other operating expenses through September 30, 1999 of $64.6 million increased $3.9 million, or 6.5%, from $60.7 million for the same period in 1998. Significant components of the increased are discussed below:

      Salaries, Wages and Employee Benefits Expense. Salaries, wages and employee benefits expense of $11.6 million during the third quarter of 1999, increased $900,000, or 9.4%, from $10.7 million during the third quarter of 1998. Year-to-date salaries and wages expense increased $1.7 million, or 5.3%, to $33.5 million for the nine months ended September 30, 1999 as compared to $31.8 million for the same period in the prior year. Increases are primarily attributable to inflationary wage increases and the additional staffing requirements of eight new branch banks opened or acquired since September 1998.

      Occupancy Expense. Occupancy expense of $1.8 million for the third quarter of 1999 increased $102,000, or 5.9%, from $1.7 million for the same period in 1998. Occupancy expense for the nine months ended September 30, 1999 increased $394,000, or 8.1%, to $5.2 million from $4.9 million for the same period in the prior year. These increases are primarily due to additional depreciation and rent expenses associated with the addition of new facilities and the remodeling of existing facilities.

      Furniture and Equipment. Furniture and equipment expenses for the third quarter of 1999 increased $697,000, or 34.9% to $2.7 million from $2.0 million for the same period in 1998. Furniture and equipment expense increased $1.2 million, or 18.9%, to $7.3 million for the nine months ended September 30, 1999 from $6.2 million for the same period in 1998. The increases are due in part to a change in the estimated useful life of a mainframe computer resulting in additional depreciation expense of $494,000, $300,000 of which was recorded during the third quarter of 1999. The remaining increase is attributable to the eight branches opened or acquired since September 30, 1998 and the Company’s continuing investment in technology.

      Goodwill and Core Deposit Intangibles Amortization Expense. Goodwill and core deposit intangibles amortization expense for the three and nine month periods ended September 30, 1999 increased 17.1% and 6.1%, respectively. The increase is due to amortization of goodwill and core deposit intangibles associated with the bank acquisitions.

      Other Expenses. Other expenses primarily include advertising and public relations costs, legal and other professional fees, and office supply, postage and telephone expenses. Other expenses of $6.0 million during the third quarter of 1999 increased $839,000, or 16.4%, from $5.1 million for the same period in 1998. During the nine month period ended September 30, 1999, other expenses increased $589,000, or 3.7%, to $16.4 million from $15.8 million for the same period in 1998. These increases are due, in large part, to amortization of mortgage servicing rights purchased in January 1999 and to the direct and indirect expenses associated with the eight new branches opened or acquired since September 30, 1998.

Year 2000

      During 1997 the Company established a Year 2000 Taskforce charged with the responsibility of ensuring all internal and external information and non-information technology systems critical to business functions are Year 2000 compliant. The taskforce developed a five phase “key step plan”. Each phase is identified and described below:

•	Education — during this phase Year 2000 issues relating to the Company are identified, resources are committed and an overall strategy is developed.

•	Assessment — during the assessment phase three areas of concern are identified: internal computing systems and programs consisting of hardware, software, networks, processing platforms and computer programs; environmental and non-information technology systems including security systems, heating, ventilation and air conditioning systems, elevators, and vault systems; and, external vendors and suppliers including entities providing the Company with hardware, software, and office equipment.

•	Renovation — code enhancements, hardware and software upgrades, system replacements, vendor certifications are completed during the renovation phase.

•	Validation — in this phase, systems will be tested to ensure they will function properly in the Year 2000. Any errors noted during the validation phase will be corrected and the systems will be retested. This phase will continue until all systems are compliant.

•	Special Support — the Company will provide staffing support to monitor all systems as the new century approaches and develop contingency plans in the event a system fails.

      Currently, the Company has completed the education, assessment and renovation phases of the key step plan and the validation phase is substantially complete for all critical and secondary business systems. Validation will continue through 1999 as new software releases and hardware upgrades are received and implemented. To date, the validation phase has not revealed any material Year 2000 issues in any of the Company’s internal systems or programs. The Company’s internal audit department has been reviewing validation results.

      The Company completed development of a Business Resumption Contingency Plan (“Plan”) during the third quarter of 1999. The Plan addresses mitigation of risks associated with system failures at critical dates including staffing issues security concerns, customer communication, utility failures, hot-site identification and backup system identification.

      Management currently estimates total costs of the Company’s Year 2000 compliance to be less than $300,000, of which $240,000 has already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external systems is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

      There are many risks associated with the Year 2000 issue, including the possibility of a failure of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as clearing organizations, regulatory agencies, business customers, suppliers and utilities, to remediate their technology systems in a timely manner could result in a material financial risk to the Company. While the Company exercises no control over such third parties, the Company’s Year 2000 project plan includes a survey assessment of critical third parties response and remediation plans and their potential impact to the Company.

      The Company’s expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

      As of September 30, 1999, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s December 31, 1998 Form 10-K.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.	Changes in Securities None

Item 3.	Defaults upon Senior Indebtedness None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information Not applicable or required

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits 27. Financial Data Schedule
(b) No reports were filed on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FIRST INTERSTATE BANCSYSTEM, INC.

Date November 12, 1999	/s/ THOMAS W. SCOTT -------------------------------------------------------- Thomas W. Scott Chief Executive Officer

Date November 12, 1999	/s/ TERRILL R. MOORE -------------------------------------------------------- Terrill R. Moore Senior Vice President and Chief Financial Officer