Form 10-K405
period 1999-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2000-03-13
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934.
For the fiscal year ended December 31, 1999

Commission File Number: 33-64304

FIRST INTERSTATE BANCSYSTEM, INC.
(Exact name of registrant as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	81-0331430 (IRS Employer Identification No.)

401 North 31st Street Billings, Montana (Address of principal executive offices)	59116 (Zip Code)

(406) 255-5390
(Registrant’s telephone number, including area code)

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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates of the registrant as of February 29, 2000 was $40.00.

The number of shares outstanding of the registrant’s common stock as of February 29, 2000 was 7,960,392.

Documents Incorporated by Reference

Portions of the 1999 definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 27, 2000 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

The Company

      First Interstate BancSystem, Inc. (“FIBS” and collectively with its subsidiaries, the “Company”) is a bank holding company. FIBS was incorporated in 1971 and is headquartered in Billings, Montana.

      FIBS operates two wholly-owned bank subsidiaries (collectively, the “Banks” and individually a “Bank”) with 42 banking offices in 27 Montana and Wyoming communities. FIB Capital Trust (“FIB Capital”) and Commerce Financial, Inc. (“CFI”) are wholly-owned non-bank subsidiaries of FIBS. At December 31, 1999, the Company had assets of $2.6 billion, deposits of $2.1 billion and total stockholders’ equity of $177 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

      The Company, through the Banks, delivers a comprehensive range of consumer and commercial banking services to individual and business customers. These services primarily include acceptance of checking, savings and time deposits; cash management; fee-based trust and brokerage services; extensions of commercial, consumer, real estate and agricultural credit; safe deposit box rental; night depository services and wire transfers. Trust services offered to individuals, non-profit organizations and corporate clients include corporate pension plans, individual retirement plans, 401(k) plans and cash management. Brokerage services are provided through third party broker-dealers. There are currently nine registered brokerage representatives serving 21 communities within the Company’s market areas.

      Additionally, the Company performs data processing services for the Banks and 39 non-affiliated financial institutions in Montana, Wyoming, Idaho, Washington, Oregon and Colorado. The Company also provides processing support for over 1,270 ATM locations in 27 states.

Acquisitions

      A majority of the Company’s growth in recent years has resulted from acquisitions of other banks. In October 1996, the Company acquired First Interstate Bank of Montana, N.A. and First Interstate Bank of Wyoming, N.A., which collectively included six banking offices (the “FIBNA Banks”). In December 1996, the Company acquired Mountain Bank of Whitefish (“FIB Whitefish”), which included two banking offices. Immediately prior to the acquisitions, the FIBNA Banks had assets of $553 million and deposits of $424 million, and FIB Whitefish had assets of $67 million and deposits of $54 million. Prior to the acquisition, the FIBNA Banks were operated as branch locations without independent administrative support, data processing and other required services. In connection with the acquisition, the Company increased its staffing at both the holding company and banking office levels to provide the administrative, data processing and other operational support to facilitate integration and operation of such banking offices.

      In May 1999, the Company acquired two banking offices of First National Bank of Montana (collectively “FNM Banks”) and in July 1999, the Company acquired Security State Bank Shares (“SSBS”), which included three banking offices. Immediately prior to the acquisitions, the FNM Banks had loans of $1 million and deposits of $4 million, and SSBS had loans of $35 million and deposits of $56 million.

      For additional information regarding acquisitions, see “Notes to Consolidated Financial Statements — Acquisitions and Expansion” included in Part IV, Item 14.

Community Banking Philosophy

      The banking industry is undergoing change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its “Strategic Vision.” The Company’s Strategic Vision emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach, while serving and strengthening the communities in which the Banks are located through community service activities.

      The Company grants significant flexibility to the banking offices in delivering and pricing products at the local level in response to market considerations and customer needs. This flexibility enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch and market level. The Company believes that this combination of flexibility and accountability allows the banking offices to provide a high level of personalized service to customers while remaining attentive to financial performance.

Growth Strategy

      The Company’s growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has in place an infrastructure that will allow for growth and yield economies of scale on a going forward basis. The Company has received regulatory approval to open four new banking offices in Montana and Wyoming and intends to continue to expand its presence in the Montana and Wyoming markets.

The Banks

      First Interstate Bank in Montana (“FIB Montana”), a Montana chartered bank organized in 1916, has 29 banking offices in 19 Montana communities. As of December 31, 1999, FIB Montana held assets and deposits totaling $1.7 billion and $1.3 billion, respectively. FIB Montana is the largest independent bank headquartered in Montana. FIB Montana’s main office is located in Billings, Montana. First Interstate Bank in Wyoming (“FIB Wyoming”), a Wyoming chartered bank organized in 1893, has 13 banking offices in eight Wyoming communities. As of December 31, 1999, FIB Wyoming held assets and deposits totaling $904 million and $785 million, respectively. FIB Wyoming’s main office is located in Sheridan, Wyoming.

      The Company’s banking offices are located in communities of approximately 5,000 to 70,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

      The Company’s banking offices operate with significant flexibility and are responsible for day-to-day operations, the pricing of loans and deposits, lending decisions and community relations. FIBS also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch and market level. FIBS provides general oversight and centralized services for the Banks to enable them to serve their markets more effectively. These services include data services, credit administration, finance and accounting, human asset management and other support services.

      Data Services. FIBS provides data services to the Banks including general ledger maintenance, investment securities management, loan and deposit processing, wide-area network management and e-mail services. These services are performed through the use of computer hardware which the Company owns and maintains and software which it licenses. The Banks’ customers also benefit from the ATM network serviced by the Company.

      Credit Administration. FIBS monitors the lending activities of the Banks to maximize the quality and mix of loans, evaluate the risk inherent in each Bank’s loan portfolio and recommend general loan loss reserve percentages and specific reserve allocations.

      Finance and Accounting. FIBS provides financial and accounting services for the Banks, including internal and external reporting, asset/liability management, investment portfolio analysis and capital management.

      Human Asset Management. Through its human asset management group, FIBS provides the Banks with incentive and employee benefit administration and compensation, training, employee recruitment and hiring services.

      Other Support Services. FIBS provides the Banks with legal and compliance services, internal auditing services, marketing services, sales services, general administration, planning coordination and various other support services.

Lending Activities

      FIBS has comprehensive credit policies establishing system-wide underwriting and documentation standards to assist Bank management in the lending process and limit risk to the Company. The credit policies establish lending authorities based on the experience level and authority of the lending officer, the type of loan and the type of collateral. The policies also establish thresholds at which loan requests must be approved by a Bank committee and/or by FIBS.

      The Banks offer short and long-term commercial, consumer, real estate, agricultural and other loans to individuals and small to medium sized businesses in each of their market areas. While each loan must meet minimum underwriting standards established in the Company’s credit policies, lending officers are granted certain levels of flexibility in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

      Real Estate Loans. The Banks provide interim and permanent financing for both single-family and multi-unit properties, medium term loans for commercial, agricultural and industrial property and/or buildings, and equity lines of credit secured by real estate. The Banks originate variable and fixed rate real estate mortgages, generally in accordance with the guidelines of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans are typically secured by first liens on the financed property and generally mature in less than 15 years.

      Consumer Loans. The Banks’ consumer loans include personal loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Equity lines of credit are generally floating rate, reviewed annually and secured by personal property. Over two-thirds of the Company’s consumer loans are indirect dealer paper which is created when the Company advances money to dealers of consumer products who in turn lend money to consumers purchasing automobiles, boats and other consumer goods.

      Commercial Loans. The Banks provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with the business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.

      Agricultural Loans. The Banks’ agricultural loans generally consist of short and medium-term loans and lines of credit that are generally used to for crops, livestock, equipment and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.

      For additional information about the Company’s loan portfolio, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans.”

Funding Sources

      The Banks offer traditional depository products including checking, savings and time deposits. Additional funding sources include federal funds purchased for one day periods, repurchase agreements with primarily commercial depositors and short-term borrowings from the Federal Home Loan Bank of Seattle. Deposits at the Banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. As of December 31, 1999, approximately 36.2%, 26.1% and 37.7% of the Company’s deposits consisted of demand, savings and time deposits, respectively.

      Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand. The Company does not transfer the investment securities on its financial statements or otherwise. As of December 31, 1999, all outstanding repurchase agreements were due in one day.

      For additional information on the Banks’ funding sources, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Other Borrowed Funds.”

Competition

      The banking and financial services business in both Montana and Wyoming is highly competitive. The Banks compete for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. The Company competes in its markets on the basis of its Strategic Vision philosophy, timely and responsive customer service and general market presence. Several of the Company’s competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Riegal-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Banking and Branching Act”) creates the potential for increased competition in the Banks’ markets, particularly from larger, multi-state banks. See “Regulation and Supervision.” The Company competes with several large, multi-state banks as well as numerous smaller community banks. Principal competitors include Wells Fargo & Company, U.S. Bancorp and Community First Bankshares, Inc. With respect to total deposits, the Company believes it ranks first in market share to all other competitors in Montana and second in Wyoming. See “Risk Factors — Competition.”

Employees

      At December 31, 1999, the Company employed 1,267 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Regulation and Supervision

      Bank holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of FIBS and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

First Interstate BancSystem, Inc.

      As a bank holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to supervision and regulation by the Federal Reserve.

      The Federal Reserve may require that FIBS terminate an activity or terminate control of a subsidiary if the Federal Reserve believes such activity or control constitutes a significant risk to the financial safety, soundness or stability of any of the Banks or is in violation of the BHCA. Under certain circumstances, FIBS must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities. Further, FIBS is required by the Federal Reserve to maintain certain levels of capital. See “Capital Standards” herein.

      FIBS is required to obtain the prior approval of the Federal Reserve for the acquisition of 5% or more of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of FIBS and another bank holding company.

      FIBS is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of 5% or more of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. Further, under the Gramm-Leach-Bliley Act of 1999 (the “Gramm Act”), FIBS may engage in additional business activities previously not allowed to bank holding companies, including certain securities and insurance activities. Prior to engaging in such activities FIBS must, among other things, register with the Federal Reserve as a financial holding company under the Gramm Act. FIBS’s ability to register as a financial holding company is subject to certain requirements, including the financial and other condition of the Banks and FIBS. At December 31, 1999, FIBS met each requirement to register as a financial holding company. FIBS is not required to register as a financial holding company in order to continue to conduct its business as currently conducted.

      Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

The Banks

      FIB Montana is subject to the supervision of and regular examination by the Federal Reserve and the State of Montana. FIB Wyoming is subject to the supervision of and regular examination by the FDIC and the State of Wyoming. If any of the foregoing regulatory agencies determine that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of a bank, to assess civil monetary penalties, to remove officers and directors and to terminate a bank’s deposit insurance, which would result in a revocation of a bank’s charter. The Banks have not been the subjects of any such actions by their respective regulatory agencies.

      The FDIC insures the deposits of the Banks in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See “Premiums for Deposit Insurance” herein.

      Various requirements and restrictions under the laws of the states of Montana and Wyoming and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks’ operations, including levels of capital, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking offices and capital requirements.

Restrictions on Transfers of Funds to FIBS and the Banks

      A large portion of FIBS’s revenues are, and will continue to be, dividends paid by the Banks. The Banks are limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, each Bank is limited, without the prior consent of its state and federal banking regulators, to paying dividends which do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

      A state or federal banking regulator may impose, by regulatory order or agreement of the Banks, specific regulatory dividend limitations or prohibitions in certain circumstances. Those circumstances include failure to maintain required regulatory capital levels, pursuant to a prompt corrective action or capital restoration plan, deterioration in Bank assets or other circumstances under which the banking regulator may determine that payment of dividends may constitute an unsafe or unsound banking practice. Neither of the Banks is subject to a specific regulatory dividend limitation other than the general limitations.

      In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in FIBS’s debt instruments.

      Financial transactions between the Banks and FIBS are also limited under applicable state and federal law and regulations. The Banks may not lend funds to, or otherwise extend credit to or for the benefit of, FIBS or FIBS affiliates, except on specified types and amounts of collateral and other terms.

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

Effect of Government Policies and Legislation

      Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and borrowings and the interest rate received by the Banks on loans extended to their customers and on investment securities comprises a major portion of the Banks’ earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and potential growth of the Banks are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

      The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to the Federal Reserve’s reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Capital Standards

      The Federal Reserve and the FDIC have adopted risk-based minimum capital ratio guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations. Risk-based capital ratios are obtained by dividing qualifying capital by total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both Tier 1 capital and total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital). The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. At December 31, 1999, FIBS and the Banks exceed all applicable minimum capital ratios.

      In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the “leverage ratio.” For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be at least 5%. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. At December 31, 1999, FIBS and the Banks are rated “well capitalized” under applicable regulatory definitions.

      The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies’ evaluation of the bank’s capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution’s circumstances. This policy statement augments regulations adopted by the federal banking agencies.

      For information concerning the capital ratios of FIBS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Capital Resources.”

Safety and Soundness Standards

      The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

      The federal banking agencies have also promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

      The federal banking agencies have issued an interagency policy statement on the allowance for loan losses (“ALL”) which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. This amount is neither a “floor” nor a “safe harbor” level for an institution’s ALL.

Premiums for Deposit Insurance

      Deposits in the Banks are insured by the FDIC in accordance with the Federal Deposit Insurance Act (the “FDIA”). Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The FDIC’s insurance premium rate for the first semiannual assessment in 2000 ranges between zero and 27 cents per $100 of deposits.

      The insurance premium charged to a bank is determined based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators, and other information. The Banks currently are assessed the most favorable deposit insurance premiums under the risk-based premium system. Changes in the financial or other condition of the Banks may result in changes to the insurance premiums paid by the Banks.

      In addition to the insurance premium, the FDIC is authorized to collect funds from FDIC-insured institutions sufficient to pay interest on Financing Corporation (“FICO”) bonds. FICO bonds were issued in connection with the Federal Savings and Loan Insurance Corporation refinancing in the late 1980s. The FICO bond assessments are adjusted quarterly by the FDIC and are not based upon risk assessment of insured institutions. On and after January 1, 2000, the FDIC is required by federal statute to impose the FICO assessment at the same rate on all FDIC insured deposits. Effective for the first quarter of 2000 the FICO assessment on the Banks is an annualized 0.0212% of deposits, an increase from an annualized 0.0184% in the fourth quarter of 1999.

Community Reinvestment Act and Fair Lending Developments

      The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

      In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Based on the most recent examinations, FIB Montana received an “outstanding” rating and FIB Wyoming was rated “satisfactory.”

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

Non-Bank Subsidiary

      During 1997, the Company formed FIB Capital, a statutory business trust incorporated under Delaware law, for the exclusive purpose of issuing $40 million of mandatorily redeemable trust preferred securities (“trust preferred securities”) and using the proceeds to purchase junior subordinated debentures (“subordinated debentures”) issued by FIBS. See also “Notes to Consolidated Financial Statements — Mandatorily Redeemable Preferred Securities of Subsidiary Trust” of the financial statements included in Part IV, Item 14.

Trademark License Agreement

      The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the “First Interstate” name and logo in the states of Montana and Wyoming with additional rights in selected other states.

Risk Factors

Asset Quality

      A significant source of risk for the Company arises from the possibility that losses will be sustained by the Banks because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALL, that management believes are appropriate to mitigate this risk by assessing the likelihood of nonperformance, monitoring loan performance and diversifying the Company’s credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business — Lending Activities.”

Interest Rate Risk

      Banking companies’ earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Economic Conditions; Limited Geographic Diversification

      The Company’s operations are located in Montana and Wyoming. As a result of the geographic concentration of its operations, the Company’s results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company’s market areas could adversely impact the quality of the Company’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Ability of the Company to Execute Its Business Strategy

      The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its possible future growth. Although the Company believes that it has substantially integrated the recently acquired banks into the Company’s operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, any future acquisitions or other possible future growth may present operating and other problems that could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. The Company’s financial performance will also depend on the Company’s ability to maintain profitable operations through implementation of its Strategic Vision. Moreover, the Company’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

Dependence on Key Personnel

      The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Homer A. Scott, Jr., Chairman of the Board, Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, or Terrill R. Moore, Senior Vice President, Chief Financial Officer and Secretary, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See Part III, Item 10, “Directors and Executive Officers of Registrant.”

Competition

      The banking and financial services business in both Montana and Wyoming is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation and legislation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial services providers. Several of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Banking and Branching Act has increased competition in the Banks’ markets, particularly from larger, multi-state banks. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business — Competition” and “Business - Regulation and Supervision.”

Government Regulation and Monetary Policy

      The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. This regulation is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business-Regulation and Supervision.”

Control by Affiliates

      The directors and executive officers of the Company beneficially own approximately 63.49% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 81.45% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company’s business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

      The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.95% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.05% without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock in order to reduce the amount of its stock not subject to transfer restrictions. During 1999, 20,908 shares of its unrestricted stock were repurchased by the Company from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. (“Savings Plan”). All shares were repurchased at the most recent minority appraised value at the repurchase date.

      The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates.

      FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1997-1999), FIBS has repurchased a total of 293,545 shares of common stock, 257,827 of which were restricted by the shareholder agreements. FIBS repurchased the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for stock repurchases, but no assurances can be provided that FIBS will not change or end its practice of repurchasing stock. Furthermore, FIBS repurchases of stock are subject to corporate law and regulatory restrictions which could prevent stock repurchases. See also Part II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

      There is a limited public market for the trust preferred securities. Future trading prices of the trust preferred securities depend on many factors including, among other things, prevailing interest rates, the operating results and financial condition of the Company and the market for similar securities. As a result of the existence of FIBS’s right to defer interest payments on or, subject to prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve, shorten the stated maturity of the subordinated debentures, the market price of the trust preferred securities may be more volatile than the market prices of subordinated debentures that are not subject to such optional deferrals or reduction in maturity. There can be no assurance as to the market prices for the trust preferred securities or the subordinated debentures that may be distributed in exchange for the trust preferred securities if the Company exercises its right to dissolve FIB Capital.

Forward-Looking Statements

      Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and other factors referenced in this document, including, without limitation, information under the captions “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, shareholders, trust security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 2. Properties

      The Company is the anchor tenant in a commercial building in which the Company’s principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. As of December 31, 1999, the Company leases approximately 67,190 square feet of space for operations in the building. The Company also leases space for operations and eleven branch facilities in thirteen buildings. All other branches are located in Company-owned facilities.

Item 3. Legal Proceedings

      In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. In the opinion of management, following consultation with legal counsel, the pending lawsuits are without merit or, in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of FIBS Capital Stock

      The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,993,250 shares were outstanding as of December 31, 1999, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 1999.

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

      Subject to the preferential rights of any preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the Board of Directors out of assets legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of any preferred stock that may at the time be outstanding. Holders of common stock have no conversion rights or preemptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.

      The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.95% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.05% held by 16 shareholders without such restrictions, including the Company’s 401(k) plan which holds 76.3% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Lack of Trading Market; Market Prices.”

      Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

Appraised
Valuation As Of	Minority Value

December 31, 1997	$29.00

March 31, 1998	32.00

June 30, 1998	35.00

September 30, 1998	33.00

December 31, 1998	37.00

March 31, 1999	39.00

June 30, 1999	40.00

September 30, 1999	40.00

December 31, 1999	40.00

      As of December 31, 1999, options for 322,300 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $6.02 to $40.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 1999 would be $7.3 million, or a weighted average exercise price of $22.64 per share.

      The book value per share of FIBS common stock as of December 31, 1999 was $22.12. The appraised minority value as of December 31, 1999 was $40.00. See also Part I, Item 1, “Risk Factors – Lack of Trading Market; Market Prices.”

      Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to one of three shareholder’s agreements:

•	Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder’s agreement (“Scott Agreement”). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS’s approval, to the Company’s officers, directors, advisory directors, or to the Company’s Savings Plan.

•	Charities that receive gifts of FIBS common stock from shareholders subject to an existing shareholder’s agreement are subject to a shareholder’s agreement (“Charity Shareholder’s Agreement”), which gives the Company the right to repurchase the stock in any of the following events: 1) the charity’s intention to sell the stock, 2) transfer of the stock by operation of law, and 3) at any other time as determined by the Company.

•	Shareholders of the Company who are not Scott family members or charities, with the exception of 16 shareholders who own an aggregate of 643,779 shares of unrestricted stock, are subject to a shareholder’s agreement (“Shareholder’s Agreement”). The Shareholder’s Agreement grants FIBS the option to purchase the stock in any of the following events: 1) the shareholder’s intention to sell the stock, 2) the shareholder’s death, 3) transfer of the stock by operation of law, 4) termination of the shareholder’s status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder’s Agreement may not be sold or transferred by the shareholder without triggering FIBS’s option to acquire the stock in accordance with the terms of the Shareholder’s Agreement. In addition, the Shareholder’s Agreement allows FIBS to repurchase any of the FIBS stock acquired by the shareholder after January 1, 1994 if FIBS determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder and (c) the level of responsibility of the shareholder.

      Purchases of FIBS common stock made through the Company’s Savings Plan are not restricted by the Shareholder’s Agreement, due to requirements of Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. However, since the Savings Plan does not allow distributions “in kind,” any distributions from an employee’s account in the Savings Plan will allow, and may require, the Trust Department of FIB Montana (the “Plan Trustee”), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is possible that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

      There are 486 record shareholders of FIBS as of December 31, 1999, including the Company’s Savings Plan as trustee for 491,387 shares held on behalf of 778 individual participants in the plan. 236 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

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

      Historical quarterly dividends for 1998 and 1999 are as follows:

	Month
	Declared	Amount	Total Cash
Quarter	and Paid	Per Share	Dividend

1st quarter 1998	April 1998	$.23	$1,843,844

2nd quarter 1998	July 1998	.23	1,848,623

3rd quarter 1998	October 1998	.26	2,093,395

4th quarter 1998	January 1999	.24	1,917,327

1st quarter 1999	April 1999	.27	2,149,368

2nd quarter 1999	July 1999	.28	2,223,894

3rd quarter 1999	October 1999	.28	2,240,818

4th quarter 1999	January 2000	.26	2,073,423

      The difference in quarterly dividends is reflective of the actual quarterly net income.

Dividend Restrictions

      For a description of restrictions on the payment of dividends, see “Regulation and Supervision – Restrictions on Transfers of Funds to FIBS and the Banks.”

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

Sales of Unregistered Securities

      During 1999, the Company issued 2,400 unregistered shares of its common stock to one individual exercising stock options. The weighted average exercise price for these stock options was $12.37 per share. These sales were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. For additional information regarding stock options, see “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 14.

Item 6. Selected Consolidated Financial Data

      The following selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 1999 and 1998 and its results of operations for the fiscal years ended December 31, 1999, 1998 and 1997, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto.

Five Year Summary

(Dollars in thousands except share and per share data)

Years ended December 31,	1999	1998	1997	1996(6)	1995

Operating Data:

Interest income	$188,081	179,414	165,808	117,925	98,970

Interest expense	83,178	81,652	72,663	50,019	41,946

Net interest income	104,903	97,762	93,145	67,906	57,024

Provision for loan losses	3,563	4,170	4,240	3,844	1,629

Net interest income after provision for loan losses	101,340	93,592	88,905	64,062	55,395

Noninterest income	32,957	29,919	27,570	24,141	19,350

Noninterest expense	88,835	82,283	74,890	53,609	46,564

Income before income taxes	45,462	41,228	41,585	34,594	28,181

Income tax expense	16,216	15,592	15,730	13,351	10,844

Net income	$29,246	25,636	25,855	21,243	17,337

Net income applicable to common stock	$29,246	25,636	24,401	20,818	17,337

Basic earnings per common share	3.67	3.20	3.07	2.65	2.22

Diluted earnings per common share(1)	3.61	3.17	3.05	2.64	2.21

Dividends per common share	1.07	0.94	0.98	0.78	0.48

Weighted average common shares outstanding — diluted	8,111,316	8,087,809	7,987,921	7,881,024	7,843,644

Five Year Summary (continued)

(Dollars in thousands except per share data)

Years ended December 31,	1999	1998	1997	1996(6)	1995

Operating Ratios:

Return on average assets	1.15%	1.10	1.22	1.41	1.39

Return on average common stockholders’ equity	17.21	16.62	18.12	17.84	16.98

Average stockholders’ equity to average assets	6.70	6.65	7.17	8.08	8.20

Net interest margin	4.71	4.76	5.00	5.15	5.19

Net interest spread	4.13	4.08	4.32	4.47	4.45

Common stock dividend payout ratio(2)	29.16	29.38	32.13	29.17	21.72

Ratio of earnings to fixed charges(3):

Excluding interest on deposits	5.97x	6.95x	4.94x	8.74x	9.50x

Including interest on deposits	1.54x	1.50x	1.55x	1.68x	1.66x

Balance Sheet Data at Year End:

Total assets	$2,610,266	2,478,833	2,234,764	2,063,837	1,351,215

Loans	1,722,961	1,484,459	1,470,414	1,375,479	870,378

Allowance for loan losses	29,599	28,803	28,180	27,797	15,171

Investment securities	590,509	678,678	425,603	403,571	258,737

Deposits	2,118,183	2,041,932	1,805,006	1,679,424	1,099,069

Other borrowed funds	41,875	9,828	11,591	13,071	5,494

Long-term debt	23,394	24,288	31,526	64,667	15,867

Trust preferred securities	40,000	40,000	40,000	—	—

Stockholders’ equity	176,836	163,531	145,667	146,061	109,366

Asset Quality Ratios at Year End:

Nonperforming assets to total loans and other real estate owned (“OREO”)(4)	1.89%	1.29	1.15	1.20	0.97

Allowance for loan losses to total loans	1.72	1.94	1.92	2.02	1.74

Allowance for loan losses to nonperforming loans(5)	94.84	159.63	181.99	185.10	213.74

Net charge-offs to average loans	0.27	0.24	0.27	0.17	0.13

Regulatory Capital Ratios at Year End:

Tier 1 risk-based capital	9.80%	9.89	9.67	7.35	10.40

Total risk-based capital	11.87	12.30	12.19	9.98	11.65

Leverage ratio	7.27	7.10	6.94	5.28	7.28

(1)	Diluted earnings per common share represent the amount of earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

(2)	Dividends per common share divided by basic earnings per common share.

(3)	For purposes of computing the ratio of earnings to fixed charges, earnings represents income before income taxes and fixed charges. Fixed charges represent interest expense and preferred stock dividends, which dividends commenced in October 1996 and concluded in October 1997. Deposits include interest bearing deposits and repurchase agreements. Without including preferred stock dividends in fixed charges and excluding interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 5.87x and 9.91x, respectively. Without including preferred stock dividends in fixed charges and including interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 1.57x and 1.68x, respectively.

(4)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(5)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

(6)	Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, “Business – Acquisitions.”

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

      The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under Part II, Item 6, “Selected Consolidated Financial Data” and the Company’s consolidated financial statements, including the notes thereto, and other financial data appearing elsewhere in this document. Certain statements included in the following discussion constitute “forward-looking statements” which involve various risks and uncertainties. The Company’s actual results may differ significantly from those anticipated in such forward-looking statements. Factors that might cause such a difference include, without limitation, the ability of the Company to execute its business strategy, interest rate risk, economic conditions, government regulation, competition and asset quality. For additional information concerning these and other factors, see Part I, Item 1, “Business — Risk Factors.”

Results of Operations

      Increases in the Company’s earnings during recent years have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company’s internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income increased 14.1% to $29.2 million, or $3.61 per diluted common share, in 1999 from $25.6 million, or $3.17 per diluted common share, in 1998 primarily due to internal growth in loans. Net income was flat in 1998 as compared to 1997 primarily due to narrowing interest margins as a result of high deposit growth combined with low loan growth.

Net Interest Income

      Net interest income, the largest source of the Company’s operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities primarily include deposits and various forms of indebtedness.

      The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities. Average balances are averaged daily balances.

Average Balance Sheets, Yields And Rates

	Years Ended December 31,

	1999			1998

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans(1)(2)	$1,598,594	149,105	9.33%	$1,469,741	143,435	9.76%

U.S. and agency securities	464,954	27,777	5.97	416,965	25,006	6.00

Federal funds sold	24,854	1,304	5.25	64,351	3,457	5.37

Other securities	102,828	6,458	6.28	71,170	4,610	6.48

Tax exempt securities(2)	72,755	5,250	7.22	43,578	3,290	7.55

Interest bearing deposits in banks	7,071	353	4.99	18,992	997	5.25

Total interest earning assets	2,271,056	190,247	8.38	2,084,797	180,795	8.67

Noninterest earning assets	266,511			236,075

Total assets	$2,537,567			$2,320,872

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	1997

	Average		Average
(Dollars in thousands)	Balance	Interest	Rate

Interest earning assets:

Loans(1)(2)	$1,441,800	140,299	9.73%

U.S. and agency securities	345,771	20,481	5.92

Federal funds sold	39,936	2,210	5.53

Other securities	23,302	1,467	6.30

Tax exempt securities(2)	21,253	1,737	8.17

Interest bearing deposits in banks	7,491	448	5.98

Total interest earning assets	1,879,553	166,642	8.87

Noninterest earning assets	235,941

Total assets	$2,115,494

Average Balance Sheets, Yields And Rates (continued)

	Years Ended December 31,

	1999			1998

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest bearing liabilities and trust preferred securities:

Demand deposits	$346,711	6,084	1.75%	$320,088	6,673	2.08%

Savings deposits	539,513	19,482	3.61	464,527	18,077	3.89

Time deposits	785,307	41,959	5.34	754,725	43,498	5.76

Borrowings(3)	221,037	9,998	4.52	172,725	7,550	4.37

Long-term debt	24,556	2,126	8.66	28,085	2,327	8.29

Trust preferred securities	40,000	3,529	8.82	40,000	3,527	8.82

Total interest bearing liabilities and trust preferred securities	1,957,124	83,178	4.25	1,780,150	81,652	4.59

Noninterest bearing deposits	387,969			360,628

Other noninterest bearing liabilities	22,533			25,832

Stockholders’ equity	169,941			154,262

Total liabilities and stockholders’ equity	$2,537,567			$2,320,872

Net FTE interest income		$107,069			$99,143

Less FTE adjustments(2)		(2,166)			(1,381)

Net interest income per consolidated statements of income		$104,903			$97,762

Interest rate spread			4.13%			4.08%

Net yield on interest earning assets(4)			4.71%			4.76%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	1997

	Average		Average
(Dollars in thousands)	Balance	Interest	Rate

Interest bearing liabilities and trust preferred securities:

Demand deposits	$304,511	6,369	2.09%

Savings deposits	417,352	16,021	3.84

Time deposits	626,925	35,739	5.70

Borrowings(3)	184,605	8,846	4.79

Long-term debt	56,197	5,165	9.19

Trust preferred securities	5,808	523	9.00

Total interest bearing liabilities and trust preferred securities	1,595,398	72,663	4.55

Noninterest bearing deposits	345,372

Other noninterest bearing liabilities	22,994

Stockholders’ equity	151,730

Total liabilities and stockholders’ equity	$2,115,494

Net FTE interest income		$93,979

Less FTE adjustments(2)		(834)

Net interest income per consolidated statements of income		$93,145

Interest rate spread			4.32%

Net yield on interest earning assets(4)			5.00%

(1)	Average loan balances include nonaccrual loans. Loan fees included in interest income were $8.7 million, $8.1 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

(3)	Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net yield on interest earning assets during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities and trust preferred securities, divided by (ii) average interest earning assets for the period.

      Net interest income on fully-taxable equivalent basis (“FTE”) increased 8.0% to $107.1 million in 1999 compared to $99.1 million in 1998. This increase is primarily due to internal growth in interest earning assets, principally commercial real estate and indirect consumer loans. The net yield on earning assets decreased 5 basis points to 4.71% in 1999 from 4.76% in 1998 due primarily to continued competitive pressure.

      Net FTE interest income increased 5.5% to $99.1 million in 1998 from $94.0 million in 1997 due to internal growth. The net yield on interest earning assets of 4.76% in 1998 decreased 24 basis points from 5.00% in 1997 due to shifts in the mix of earning assets from higher yielding loans to investment securities which typically produce a lower yield.

      Customer loan fees, included in net interest income, increased 7.4% to $8.7 million in 1999 from $8.1 million in 1998. Increases in consumer, commercial and credit card loan fees were partially offset by decreases in real estate loan fees. Loan fees increased 32.8% to $8.1 million in 1998 from $6.1 million in 1997. The most significant increases from 1997 to 1998 were in real estate loan fees.

      The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

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

Analysis Of Interest Changes Due To Volume And Rates

(Dollars in thousands)

Year ended	December 31, 1999			December 31, 1998
	compared with			compared with
	December 31, 1998			December 31, 1997
	favorable (unfavorable)			favorable (unfavorable)

	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:

Loans(1)	$12,575	(6,905)	5,670	2,727	409	3,136

U.S. and agency securities	2,878	(107)	2,771	4,270	255	4,525

Federal funds sold	(2,122)	(31)	(2,153)	1,312	(65)	1,247

Other securities	2,051	(203)	1,848	3,101	42	3,143

Tax exempt securities(1)	2,203	(243)	1,960	1,685	(132)	1,553

Interest bearing deposits in banks	(626)	(18)	(644)	604	(55)	549

Total change	16,959	(7,507)	9,452	13,699	454	14,153

Interest bearing liabilities and trust preferred securities:

Demand deposits	555	(1,144)	(589)	325	(21)	304

Savings deposits	2,918	(1,513)	1,405	1,836	220	2,056

Time deposits	1,763	(3,302)	(1,539)	7,366	393	7,759

Borrowings(2)	2,112	336	2,448	(519)	(777)	(1,296)

Long-term debt	(292)	91	(201)	(2,329)	(509)	(2,838)

Trust preferred securities	—	2	2	3,015	(11)	3,004

Total change	7,056	(5,530)	1,526	9,694	(705)	8,989

Increase (decrease) in FTE net interest income (1)	$9,903	(1,977)	7,926	4,005	1,159	5,164

[Additional columns below]

[Continued from above table, first column(s) repeated]

Year ended	December 31, 1997
	compared with
	December 31, 1996
	favorable (unfavorable)

	Volume	Rate	Net

Interest earning assets:

Loans(1)	41,541	(1,281)	40,260

U.S. and agency securities	6,010	520	6,530

Federal funds sold	801	67	868

Other securities	90	(15)	75

Tax exempt securities(1)	176	(14)	162

Interest bearing deposits in banks	56	16	72

Total change	48,674	(707)	47,967

Interest bearing liabilities and trust preferred securities:

Demand deposits	1,974	(94)	1,880

Savings deposits	4,466	250	4,716

Time deposits	9,247	164	9,411

Borrowings(2)	2,802	175	2,977

Long-term debt	2,981	156	3,137

Trust preferred securities	523	—	523

Total change	21,993	651	22,644

Increase (decrease) in FTE net interest income (1)	26,681	(1,358)	25,323

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

(2)	Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

Provision for Loan Losses

      The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company’s markets. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provisions for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company’s markets and industry averages. Annual fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. The provision for loan losses decreased $600,000 in 1999 to $3.6 million from $4.2 million in 1998 and 1997.

Noninterest Income

      The principal sources of noninterest income include service charges on deposit accounts, data services revenues, income from fiduciary activities, comprised principally of fees earned on trust assets, and other service charges, commissions and fees. Noninterest income increased 10.4% to $33.0 million in 1999 from $29.9 million in 1998 with all principal categories, increasing from the prior year. Noninterest income increased 8.3% to $29.9 million in 1998 from $27.6 million in 1997. Increases in noninterest income from 1998 to 1999 and from 1997 to 1998 were a function of changes in each of the principal categories, as discussed below.

      Service charges on deposit accounts increased 9.6% to $11.4 million in 1999 from $10.4 million in 1998 and 5.1% to $10.4 million in 1998 from $9.9 million in 1997. These increases occurred primarily in overdraft fees.

      Exclusive of a non-recurring termination fee of $354,000 received in 1998, data services revenues for 1999 of $8.3 million increased 7.8% from $7.7 million in 1998 and 4.1% to $7.7 million in 1998 from $7.4 million in 1997. These increases are primarily due to a greater number of customers using the Company’s ATM network and a corresponding increase in transaction volumes. The Company’s ATM network expanded from 477 locations at year end 1996 to 630 locations at year end 1997, 986 locations at year end 1998, and to 1,270 locations at year end 1999. There were no increases in basic charges for data services in 1999, 1998 or 1997.

      Revenues from fiduciary activities increased 12.5% to $4.5 million in 1999 from $4.0 million in 1998 and 8.1% to $4.0 million in 1998 from $3.7 million in 1997. These increases are due to increases in the value of assets under trust management combined with growth in customer assets under trust management and an increase in fees charged for trust services.

      Other service charges, commissions and fees increased 14.0% to $5.7 million in 1999 from $5.0 million in 1998. This increase is primarily attributable to loan servicing income resulting from new originations subsequently sold with servicing retained and the acquisition of a servicing portfolio totaling approximately $165.8 million at its acquisition date in January 1999. Other service charges, commissions and fees increased 2.0% to $5.0 million in 1998 from $4.9 million in 1997.

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

      Other income increased 28.6% to $2.7 million in 1999 from $2.1 million in 1998 and 75.0% to $2.1 million in 1998 from $1.2 million in 1997. These increases are primarily due to brokerage service fees. Brokerage service fees were $1.0 million, $581,000 and $0 in 1999, 1998 and 1997, respectively. The Company began expanding the range and scope of brokerage services offered through its banking offices in December 1997 and currently employs nine registered brokerage representatives. The remaining increase from 1997 to 1998 was attributable to increases in foreign exchange fees.

Noninterest Expense

      Noninterest expense increased 7.9% to $88.8 million in 1999 from $82.3 million in 1998 and 9.9% to $82.3 million in 1998 from $74.9 million in 1997. Significant components of these increases are discussed below.

      Salaries, wages and employee benefits expense increased 6.6% to $45.5 million in 1999 from $42.7 million in 1998 due primarily to inflationary wage increases and the additional staffing requirements of new banking offices opened or acquired during 1999. Increases in salaries, wages and employee benefits expense of 13.9% to $42.7 million in 1998 from $37.5 million in 1997 were principally due to inflationary wage increase, additional staffing requirements of new banking offices opened in late 1997 and 1998 and the addition of personnel providing support for the growing data services division. Given the Company’s present growth strategy, employee and related compensation expenses are expected to continue to increase.

      Occupancy expense increased 10.9% to $7.1 million in 1999 from $6.4 million in 1998 and 4.9% to $6.4 million in 1998 from $6.1 million in 1997. These increases are primarily due to additional rent and depreciation expenses associated with internal growth, bank acquisitions and the remodeling of existing facilities. Given the Company’s present growth strategy, occupancy expense is expected to continue to rise.

      Furniture and equipment expenses increased 20.0% to $10.2 million in 1999 from $8.5 million in 1998. Approximately 30% of this increase is due to additional depreciation expense associated with a reduction in the estimated useful life of a main frame computer. The remaining increase is primarily due to depreciation expense associated with the Company’s continuing investment in technology and costs associated with new banking offices opened or acquired in 1999. Increases in furniture and equipment expenses of 10.4% to $8.5 million in 1998 from $7.7 million in 1997 primarily resulted from higher depreciation, maintenance and other costs associated with the expansion of the Company’s ATM network, the upgrade and addition of data servicing equipment and the addition of new banking offices in late 1997 and 1998. Given the Company’s present growth strategy, furniture and equipment costs are expected to continue to increase.

      Other expenses primarily include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight and telephone expenses; and mortgage servicing intangible amortization. Other expenses increased 5.0% to $23.0 million in 1999 from $21.9 million in 1998. Approximately 50% of this increase is directly attributable to new banking offices opened or acquired during 1999. The remaining increase is primarily attributable to mortgage servicing intangible amortization expense of $343,000 related to growth in the loan servicing portfolio as discussed above and expense of $359,000 related to the donation of land. Other expense increased 5.3% to $21.9 million in 1998 from $20.8 million in 1997 due primarily to increases in professional fees resulting from Company-wide sales and service training and employee development activities conducted during 1998.

Income Tax Expense

      The Company’s effective federal tax rate was 31.3%, 32.5% and 33.3% for the years ended December 31, 1999, 1998 and 1997, respectively. The lower effective rate in 1999 is principally due to increases in tax-exempt interest income. State income tax applies only to pretax earnings of entities operating within Montana. The Company’s effective state tax rate was 4.3%, 5.3% and 4.5% for years ended December 31, 1999, 1998 and 1997, respectively. Pretax earnings subject to Montana state income tax were approximately 53%, 57% and 57% of consolidated pretax earnings in 1999, 1998 and 1997, respectively.

Financial Condition

      Total assets increased 5.3% to $2,610 million as of December 31, 1999 from $2,479 million as of December 31, 1998 due primarily to the banking offices acquired in 1999 and internal growth in loans funded by decreases in investment securities, increases in other borrowings and acquired customer deposits. Total assets increased 10.9% to $2,479 million as of December 31, 1998 from $2,235 million as of December 31, 1997. This increase was due principally to increases in investment securities funded through internally generated deposit growth.

Loans

      Total loans increased 16.1% to $1,723 million as of December 31, 1999 from $1,484 million as of December 31, 1998. All major categories of loans increased from December 31, 1998 with the most significant growth occurring in commercial real estate and indirect consumer loans. Management attributes this growth in part to expansion of its market presence through acquisitions, new branch openings and marketing activities, and to a renewed focus on opportunities in the indirect lending area.

      As of December 31, 1998, total loans increased 1.0% to $1,484 million from $1,470 million as of December 31, 1997. Growth in commercial loans was partially offset by decreases in real estate, agriculture and consumer loans. Management attributed the decline in growth rate to competitive loan pricing by competitors.

      The Company’s loan portfolio consists of a mix of commercial, consumer, real estate, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities served by the Company. Thus, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy which could have a material adverse effect on the borrowers’ abilities to repay their loans.

      The following tables present the composition of the Company’s loan portfolio as of the dates indicated:

Loans Outstanding

	As of December 31,

(Dollars in thousands)	1999	Percent	1998	Percent	1997	Percent

Loans

Real estate(1)	$806,320	46.8%	$681,670	45.9%	$683,212	46.5%

Consumer	463,414	26.9	379,197	25.5	412,231	28.0

Commercial	344,371	20.0	311,040	21.0	261,513	17.8

Agricultural	106,887	6.2	106,707	7.2	107,649	7.3

Other loans	1,969	0.1	5,845	0.4	5,809	0.4

Total loans	1,722,961	100.0%	1,484,459	100.0%	1,470,414	100.0%

Less allowance for loan losses	29,599		28,803		28,180

Net loans	$1,693,362		$1,455,656		$1,442,234

Ratio of allowance to total loans	1.72%		1.94%		1.92%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of December 31,

(Dollars in thousands)	1996(2)	Percent	1995	Percent

Loans

Real estate(1)	$600,007	43.6%	$384,349	44.2%

Consumer	410,258	29.8	247,665	28.5

Commercial	272,888	19.8	166,602	19.1

Agricultural	90,883	6.6	70,001	8.0

Other loans	1,443	0.2	1,761	0.2

Total loans	1,375,479	100.0%	870,378	100.0%

Less allowance for loan losses	27,797		15,171

Net loans	$1,347,682		$855,207

Ratio of allowance to total loans	2.02%		1.74%

(1)	Includes consumer, commercial and agricultural loans secured by real estate as follows:

	1999	1998	1997	1996	1995

Consumer	$117,881	102,622	93,510	74,607	53,046

Commercial	435,006	351,229	264,842	198,570	145,380

Agricultural	87,711	60,459	56,397	52,689	43,826

(2)	Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, “Business – Acquisitions.”

      The following table presents the maturity distribution of the Company’s loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1999:

Maturities And Interest Rate Sensitivities

	Within	One Year to	After
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Real estate	$250,933	357,362	198,025	806,320

Consumer	189,404	261,148	12,862	463,414

Commercial	200,972	121,945	21,454	344,371

Agriculture	84,542	19,855	2,490	106,887

Other loans	1,969	–	–	1,969

	$727,820	760,310	234,831	1,722,961

Loans at fixed interest rates	$389,515	615,640	117,569	1,122,724

Loans at variable interest rates	315,451	144,670	117,262	577,383

Nonaccrual loans	22,854	–	–	22,854

	$727,820	760,310	234,831	1,722,961

      For additional information concerning the Company’s loan portfolio and its credit administration policies, see Part I, Item 1, “Business-Lending Activities.”

Investment Securities

      The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Federal funds sold are additional investments which are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair market value, while investment securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in stockholders’ equity.

      Investment securities decreased 13.0% to $591 million as of December 31, 1999 from $679 million as of December 31, 1998. Proceeds from maturities, sales and principal payments were reinvested or used to fund increases in loans. Investment securities increased 59.5% to $679 million as of December 31, 1998 from $426 million as of December 31, 1997 as a result of growth in funding sources exceeding loan growth. The majority of this increase occurred in U.S. Government agencies, tax exempt securities and other mortgage-backed securities and resulted in a moderate increase in the duration of the portfolio.

      The following table sets forth the book value, percentage of total investment securities and average yield for the Company’s investment securities as of December 31, 1999.

Securities Maturities and Yield

		% of Total	Weighted
	Book	Investment	Average
(Dollars in thousands)	Value	Securities	Yield(1)

U.S. Treasury securities

Maturing within one year	$36,511	6.2%	5.99%

Maturing in one to five years	84,669	14.3	6.16

Mark-to-market adjustments on securities available-for-sale	(129)

Total	121,051	20.5	6.11

U.S. Government agency securities

Maturing within one year	5,312	0.9	5.95

Maturing in one to five years	171,431	29.0	5.86

Mark-to-market adjustments on securities available-for-sale	(4,509)

Total	172,234	29.2	5.87

Tax exempt securities

Maturing within one year	2,251	0.4	7.10

Maturing in one to five years	11,160	1.9	8.07

Maturing in five to ten years	48,986	8.3	6.96

Maturing after ten years	14,350	2.4	7.22

Mark-to-market adjustments on securities available-for-sale	88

Total	76,835	13.0	7.18

Corporate securities

Maturing within one year	8,513	1.4	5.72

Maturing in one to five years	22,065	3.7	6.05

Mark-to-market adjustments on securities available-for-sale	(14)

Total	30,564	5.2	5.91

Securities Maturities and Yield (continued)

		% of Total	Weighted
	Book	Investment	Average
(Dollars in thousands)	Value	Securities	Yield(1)

Other mortgage-backed securities

Maturing within one year	$47,566	8.1	6.35

Maturing in one to five years	93,269	15.8	6.30

Maturing in five to ten years	32,919	5.6	6.16

Maturing after ten years	9,144	1.5	6.35

Mark-to-market adjustments on securities available-for-sale	(5,185)

Total	177,713	30.1	6.29

Equity securities with no stated maturity	11,985	2.0

Mark-to-market adjustments on securities available-for-sale	127

Total	12,112	2.0

Total	$590,509	100.0%	6.22%

(1)	Average yields have been calculated on a fully-taxable basis.

      The maturities noted above reflect $103,658 of investment securities at their final maturities although they have call provisions within the next year.

      As of December 31, 1998, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and equity securities with book values of $163,842, $157,566, $68,414, $64,673, $213,190 and $10,993, respectively. As of December 31, 1997, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and equity securities with book values of $245,891, $84,213, $25,439, $10,596, $50,069 and $9,395, respectively.

      For additional information concerning investment securities, see “Notes to Consolidated Financial Statements – Investment Securities” included in Part IV, Item 14.

Deposits

      The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist primarily of interest bearing demand, saving, IRA and time deposit accounts. For additional information concerning the Company’s deposits, including its use of repurchase agreements, as discussed below, see Part I, Item 1, “Business – Funding Sources.”

      Deposits increased 3.7% to $2,118 million as of December 31, 1999, as compared to $2,042 million as of December 31, 1998 and 13.1% to $2,042 million as of December 31, 1998 compared to $1,805 million as of December 31, 1997. The increase from 1998 to 1999 was primarily due to bank acquisitions. The increase from 1997 to 1998 resulted from internal growth. For additional information concerning customer deposits as of December 31, 1999 and 1998, see “Notes to Consolidated Financial Statements — Deposits” included in Part IV, Item 14.

Other Borrowed Funds

      In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with commercial depositors and, on a seasonal basis, Federal funds purchased.

      Other borrowed funds increased 320.0% to $42 million as of December 31, 1999 from $10 million as of December 31, 1998 primarily due to a $30 million, 90 day note payable to the Federal Home Loan Bank of Seattle. This advance was obtained to mitigate possible liquidity risks associated with Year 2000 including withdrawals of depositor funds, failure of third parties with which the Company has financial relationships or the collapse of capital markets. The advance matured and was repaid on January 18, 2000.

      The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:

As of and for the years ended December 31,	1999	1998	1997

(Dollars in thousands)

Federal funds purchased:

Balance at period end	$900	1,675	4,025

Average balance	32,405	1,321	28,651

Maximum amount outstanding at any month-end	69,260	15,340	83,185

Average interest rate:

During the year	5.06%	4.99	5.46

At period end	4.74	4.12	5.95

Securities sold under repurchase agreements:

Balance at period end	$188,024	173,593	176,350

Average balance	163,974	162,583	141,825

Maximum amount outstanding at any month-end	209,464	173,593	176,350

Average interest rate:

During the year	4.29%	4.32	4.69

At period end	4.80	3.94	4.61

      For additional information on other borrowed funds as of December 31, 1999 and 1998, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 14.

Non-Performing Assets

      Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans and OREO. Management generally places loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $1,424,000, $1,062,000, $763,000, $405,000 and $318,000 of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

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

      The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,	1999	1998	1997	1996(1)	1995

(Dollars in thousands)

Non-performing loans:

Nonaccrual loans	$22,854	10,699	9,681	6,822	3,632

Accruing loans past due 90 days or more	4,695	4,039	4,883	6,432	1,711

Restructured loans	3,660	3,306	928	1,763	1,755

Total non-performing loans	31,209	18,044	15,492	15,017	7,098

OREO	1,445	1,113	1,362	1,546	1,349

Total non-performing assets	$32,654	19,157	16,854	16,563	8,447

Non-performing assets to total loans and OREO	1.89%	1.29%	1.15%	1.20%	0.97%

(1)	Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, “Business – Acquisitions.”

      Non-performing loans increased 73.0% to $31 million as of December 31, 1999 as compared to $18 million as of December 31, 1998 principally due to one commercial loan of $10 million placed on non-accrual in 1999 and continued slight deterioration in the agricultural market sector. Non-performing loans increased 16.5% to $18 million as of December 31, 1998 as compared to $15 million as of December 31, 1997 due to slight deteriorations in the agricultural and consumer market sectors.

      In addition to the non-performing loans included in the table above, management has identified potential problem loans of approximately $38 million as of December 31, 1999. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in future non-performing loans. At December 31, 1999, approximately $12 million has been provided for these loans in the allowance for loan losses. Potential problem loans increased 18.8% to $38 million as of December 31, 1999 from $32 million at December 31, 1998 due primarily to downgrading the loans of one commercial real estate borrower. Potential problem loans increased 6.7% to $32 million at December 31, 1998 from $30 million at December 31, 1997 due primarily to increases in loan volume combined with a slight deterioration in the credit quality of consumer loans.

      There can be no assurance that the Company has identified all of its potential problem loans. Furthermore, management cannot predict the extent to which economic conditions in the Company’s market areas may worsen or the full impact such conditions may have on the Company’s loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on non-accrual or become restructured loans or OREO in the future.

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of risk inherent in its loan portfolio and economic conditions in the Company’s market areas. See “Provision for Loan Losses” herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when management determines that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are generally recorded only when cash payments are received.

      The following table sets forth information concerning the Company’s allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,	1999	1998	1997	1996(1)	1995

(Dollars in thousands)

Balance at the beginning of period	$28,803	28,180	27,797	15,171	13,726

Allowance of acquired banking offices	1,574	–	–	10,553	917

Charge-offs:

Real estate	278	370	141	27	20

Consumer	4,192	3,988	5,607	2,384	1,679

Commercial	2,753	1,920	1,132	1,127	393

Agricultural	386	349	71	220	25

Total charge-offs	7,609	6,627	6,951	3,758	2,117

Recoveries:

Real estate	51	213	246	9	119

Consumer	1,429	1,500	1,816	974	557

Commercial	1,464	1,315	732	850	252

Agricultural	324	52	300	154	88

Total recoveries	3,268	3,080	3,094	1,987	1,016

As of and for the years ended December 31,	1999	1998	1997	1996(1)	1995

(Dollars in thousands)

Net charge-offs	$4,341	3,547	3,857	1,771	1,101

Provision for loan losses	3,563	4,170	4,240	3,844	1,629

Balance at end of period	$29,599	28,803	28,180	27,797	15,171

Period end loans	$1,722,961	1,484,459	1,470,414	1,375,479	870,378

Average loans	1,598,594	1,469,741	1,441,800	1,014,901	837,288

Net charge-offs to average loans	0.27%	0.24%	0.27%	0.17%	0.13%

Allowance to period end loans	1.72%	1.94%	1.92%	2.02%	1.74%

(1)	Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, “Business – Acquisitions.”

      Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the inherent risk in the portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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

Allocation of the Allowance for Loan Losses

(Dollars in thousands)
As of December 31,	1999		1998		1997

		% Of		% Of		% Of
		Loan		Loan		Loan
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$8,268	46.8%	$4,443	45.9%	$1,579	46.5%

Consumer	4,460	26.9	3,874	25.5	4,409	28.0

Commercial	5,655	20.0	4,748	21.0	5,047	17.8

Agricultural	2,214	6.2	1,942	7.2	2,515	7.3

Other loans	10	0.1	29	0.4	29	0.4

Unallocated	8,992	NA	13,767	NA	14,601	NA

Totals	$29,599	100.0%	$28,803	100.0%	$28,180	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

(Dollars in thousands)
As of December 31,	1996(1)		1995

		% Of		% Of
		Loan		Loan
		Category		Category
	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans

Real estate	$1,495	43.6%	$789	44.2%

Consumer	3,901	29.8	2,792	28.5

Commercial	4,040	19.8	3,086	19.1

Agricultural	1,757	6.6	1,320	8.0

Other loans	7	0.2	9	0.2

Unallocated	16,597	NA	7,175	NA

Totals	$27,797	100.0%	$15,171	100.0%

(1)	Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, “Business – Acquisitions.”

      Allocated reserves as presented above for 1998 and prior years have been restated to give effect to allocation of the allowance for loan losses to probable credit losses inherent in the loan portfolio as of the dates indicated as well as to specifically identified loans. Allocated reserves as presented above for 1997 and prior years have not been restated to reflect the reclassifications of loans secured by real estate included in other categories of loans in those years (e.g., agricultural, commercial and consumer). Comparable data for allocated reserves was not readily available for 1997 and prior years to give effect to the reclassification of real estate loans and recreation of such information was not deemed practical. Management does not believe that the impact on trends presented without such reclassification is significant.

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

      The Company’s current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company’s loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, Federal funds lines, borrowings and access to capital markets.

      Net cash provided by operating activities, primarily net income, totaled $38 million for 1999, $39 million in 1998 and $44 million in 1997. Net cash used for investing activities totaled $128 million in 1999, $277 million in 1998 and $128 million in 1997. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $48 million in 1999, $214 million in 1998 and $140 million in 1997. For additional information concerning cash flows, see the “Consolidated Statement of Cash Flows” included in Part IV, Item 14.

      As a holding company, FIBS is a corporation separate and apart from the Banks, and therefore, provides for its own liquidity. Substantially all of FIBS’s revenues are obtained from management fees, dividends declared and paid by the Banks and net revenues generated through data services. As of December 31, 1999, the Banks had approximately $21.3 million available to be paid as dividends to FIBS. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to FIBS. See Part I, Item 1, “Business-Regulation and Supervision.” Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

      In connection with acquisitions in 1996, the Company issued subordinated notes and shares of noncumulative perpetual preferred stock. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 14.

      The noncumulative perpetual preferred stock was redeemed on November 7, 1997 with a portion of the proceeds from issuance of trust preferred securities by FIB Capital. The trust preferred securities are unsecured, bear interest at a rate of 8.625%, and mature on December 1, 2027. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. The trust preferred securities may be redeemed prior to maturity at the Company’s option on or after December 1, 2002 or at any time in the event of unfavorable changes in tax laws or regulations in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company has guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by FIB Capital. The remaining proceeds from the issuance of trust preferred securities were used to reduce the Company’s revolving term loan. For additional information concerning the trust preferred securities see “Notes to Consolidated Financial Statements — Mandatorily Redeemable Preferred Securities of Subsidiary Trust” included in Part IV, Item 14.

Capital Resources

      Stockholders’ equity increased 7.9% to $177 million as of December 31, 1999 from $164 million as of December 31, 1998 and 12.3% to $164 million as of December 31, 1998 from $146 million as of December 31, 1997 primarily due to increases in retained earnings. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. For the years ended December 31, 1999, 1998 and 1997, the Company paid aggregate cash dividends to stockholders of $9 million, $8 million and $9 million, respectively.

      Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 1999, each of the Banks had levels of capital which met or exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see “Notes to Consolidated Financial Statements — Regulatory Matters” contained in Part IV, Item 14.

Interest Rate Risk Management

      The Company’s primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

      The ability to optimize the net interest margin is largely dependent upon the achievement of an interest rate spread which can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap. The following table shows interest rate sensitivity gaps for different intervals as of December 31, 1999:

	Three	Three	One
	Months	Months	Year to	After
(Dollars in thousands)	or Less	to One Year	Five Years	Five Years	Total

Interest earning assets:

Loans(1)	$561,338	293,921	705,515	139,333	1,700,107

Investment securities(2)	76,568	134,613	276,853	102,475	590,509

Interest bearing deposits in banks	4,948	–	–	–	4,948

Federal funds sold	10,415	–	–	–	10,415

Total interest earning assets	$653,269	428,534	982,368	241,808	2,305,979

Interest bearing liabilities and trust preferred securities:

Interest bearing demand accounts(3)	$27,583	82,748	257,439	–	367,770

Savings deposits(3)	41,517	124,552	387,495	–	553,564

Time deposits, $100 or more	70,145	77,697	55,633	–	203,475

Other time deposits	147,596	225,022	221,916	449	594,983

Federal funds purchased	900	–	–	–	900

Securities sold under repurchase agreements	188,024	–	–	–	188,024

Other borrowed funds	41,875	–	–	–	41,875

Long-term debt	191	196	12,344	10,663	23,394

Trust preferred securities	–	–	–	40,000	40,000

Total interest bearing liabilities and trust preferred securities	$517,831	510,215	934,827	51,112	2,013,985

Rate gap	$135,438	(81,681)	47,541	190,696	291,994

Cumulative rate gap	135,438	53,757	101,298	291,994

Cumulative rate gap as a percentage of total interest earning assets	5.87%	2.33%	4.39%	12.66%

Assumptions used:

(1)	Does not include nonaccrual loans of $22,854.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon the Company’s historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date. At December 31, 1999, the Company had securities callable within one year with amortized costs of $103,658 that based on market rates as of December 31, 1999 are not expected to be redeemed until maturity, which is principally in the one to five year category.

(3)	Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. The allocation presented is based on that historical analysis.

      As noted in footnote 3 above, interest bearing demand accounts and savings deposits are allocated based on historical analysis of their interest sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $717 million, a negative cumulative one year gap of $591 million and a positive cumulative one to five year gap of $101 million.

      The balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional gap analysis. The income simulation model involves a degree of estimation based on certain assumptions management believes to be reasonable including estimated cash flows, prepayments, repricing characteristics, actual maturities, deposit growth and retention, and the relative sensitivity of assets and liabilities to change in market interest rates. The relative sensitivity is important to consider since the Company’s deposit base is not subject to the same degree of interest sensitivity as its assets. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk should interest rates vary one percent over a one year period. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

      At December 31, 1999, the Company’s one year cumulative asset sensitive gap totaled $54 million representing 2.3% of total interest earning assets. This position gradually changed from year end 1998 when the Company’s gap position was liability sensitive by $184 million or 8.4% of total interest earning assets. These measurements display a balance sheet profile which shows that rising rates would cause a small compression on interest margins. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

Year 2000

      The Company experienced no internal or external information or non-information technology system failures related to the change in the century. Costs of approximately $300,000 associated with the Company’s Year 2000 preparedness were expensed as they were incurred. Management is not aware of any contingencies related to Year 2000 that would have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133,” deferring the effective date of SFAS No. 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. Management expects that adoption will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of December 31, 1999, the Company was not engaged in hedging activities nor did it hold any derivative instruments which will require adjustments to carrying values under SFAS No. 133.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s primary market risk exposure is interest rate risk. The business of the Company and the composition of its balance sheet consists of investments in interest earning assets (primarily loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets decrease relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

      The following tables provide information about the Company’s market sensitive financial instruments, categorized by maturity and the instruments’ fair values at December 31, 1999 and 1998. The table constitutes a “forward-looking statement.” For a description of the Company’s policies with respect to managing risks associated with changing interest rates, see Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition-Interest Rate Risk Management.”

      Although the Company characterizes some of its interest-sensitive assets as securities available-for-sale, such securities are not purchased with a view to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. Thus, all interest-sensitive assets described below are non-trading. See “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies” included in Part IV, Item 14.

	December 31, 1999 Expected Maturity/Principal Repayment

(Dollars in thousands)	2000	2001	2002	2003	2004

Interest-sensitive assets:

Cash and short-term investments	$162,306	–	–	–	–

Net loans	781,501	297,498	208,351	134,173	116,361

Securities available-for-sale	143,515	65,496	58,195	24,247	7,988

Securities held-to-maturity	54,613	55,328	37,610	16,639	8,606

Total interest-sensitive assets	$1,141,935	418,322	304,156	175,059	132,955

Interest-sensitive liabilities and trust preferred securities:

Total deposits excluding time deposits	686,205	135,754	135,754	362,012	–

Time deposits	535,141	211,319	27,833	14,836	7,064

Federal funds purchased	900	–	–	–	–

Securities sold under repurchase agreements	188,024	–	–	–	–

Other borrowed funds	41,875	–	–	–	–

Long-term debt	1,952	1,781	4,339	4,063	3,787

Trust preferred securities	–	–	–	–	–

Total interest-sensitive liabilities and trust preferred securities	$1,454,097	348,854	167,926	380,911	10,851

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 1999 Expected Maturity/Principal Repayment

(Dollars in thousands)	Thereafter	Total

Interest-sensitive assets:

Cash and short-term investments	–	162,306

Net loans	148,951	1,686,835

Securities available-for-sale	44,612	344,053

Securities held-to-maturity	66,832	239,628

Total interest-sensitive assets	260,395	2,432,822

Interest-sensitive liabilities and trust preferred securities:

Total deposits excluding time deposits	–	1,319,725

Time deposits	335	796,528

Federal funds purchased	–	900

Securities sold under repurchase agreements	–	188,024

Other borrowed funds	–	41,875

Long-term debt	7,568	23,490

Trust preferred securities	41,600	41,600

Total interest-sensitive liabilities and trust preferred securities	49,503	2,412,142

	December 31, 1998 Expected Maturity/Principal Repayment

(Dollars in thousands)	2000	2001	2002	2003	2004

Interest-sensitive assets:

Cash and short-term investments	$204,019	–	–	–	–

Net loans	715,319	248,998	175,107	120,000	75,906

Securities available-for-sale	116,157	60,449	56,030	54,483	19,612

Securities held-to-maturity	112,113	42,987	41,051	32,760	3,788

Total interest-sensitive assets	$1,147,608	352,434	272,188	207,243	99,306

Interest-sensitive liabilities and trust preferred securities:

Total deposits excluding time deposits	634,966	131,914	131,914	351,772	–

Time deposits	577,002	136,309	55,688	12,539	11,588

Federal funds purchased	1,675	–	–	–	–

Securities sold under repurchase agreements	173,593	–	–	–	–

Other borrowed funds	9,828	–	–	–	–

Long-term debt	2,111	1,707	1,538	4,094	3,881

Trust preferred securities	–	–	–	–	–

Total interest-sensitive liabilities and trust preferred securities	$1,399,175	269,930	189,140	368,405	15,469

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 1998 Expected Maturity/Principal Repayment

(Dollars in thousands)	Thereafter	Total

Interest-sensitive assets:

Cash and short-term investments	–	204,019

Net loans	127,006	1,462,336

Securities available-for-sale	72,662	379,393

Securities held-to-maturity	70,024	302,723

Total interest-sensitive assets	269,692	2,348,471

Interest-sensitive liabilities and trust preferred securities:

Total deposits excluding time deposits	–	1,250,566

Time deposits	335	793,461

Federal funds purchased	–	1,675

Securities sold under repurchase agreements	–	173,593

Other borrowed funds	–	9,828

Long-term debt	12,642	25,973

Trust preferred securities	41,600	41,600

Total interest-sensitive liabilities and trust preferred securities	54,577	2,296,696

      The prepayment projections of net loans are based on experience and do not take into account any allowance for loan losses. The expected maturities of securities are based upon contractual maturities adjusted for projected prepayments of principal and assumes no reinvestment of proceeds. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s historical experience. All other financial instruments are stated at contractual maturities.

      The fair value of loans and deposits in relation to their respective book values reacted inversely in 1999 from 1998 due to rising market interest rates.

Item 8. Financial Statements and Supplementary Data

      The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

Report of KPMG LLP, Independent Auditors
Consolidated Balance Sheets — December 31, 1999 and 1998
Consolidated Statements of Income — Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended
December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows — Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of Registrant

      Information concerning “Directors and Executive Officers of Registrant” is set forth under the heading “Directors and Executive Officers” in the Company’s 1999 definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 27, 2000 (the “Proxy Statement”) and is incorporated herein by reference.

      Information concerning “Compliance With Section 16(a) of the Securities and Exchange Act of 1934” is set forth under the heading “Compliance With Section 16(a) of the Securities and Exchange Act of 1934” (the “Exchange Act”) in the Company’s Proxy Statement and is herein incorporated by reference.

Item 11. Executive Compensation

      Information concerning “Executive Compensation” is set forth under the heading “Director and Executive Compensation” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning “Security Ownership of Certain Beneficial Owners and Management” is set forth under the heading “Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

      Information concerning “Certain Relationships and Related Transactions” is set forth under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is herein incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Following are the Company’s audited consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

[KPMG LLP LOGO]

The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Billings, Montana
February 4, 2000

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

December 31,	1999	1998

Assets

Cash and due from banks	$146,943	154,527

Federal funds sold	10,415	31,930

Interest bearing deposits in banks	4,948	17,562

Investment securities:

Available-for-sale	344,053	379,393

Held-to-maturity	246,456	299,285

Total investment securities	590,509	678,678

Loans	1,722,961	1,484,459

Less allowance for loan losses	29,599	28,803

Net loans	1,693,362	1,455,656

Premises and equipment, net	74,106	63,382

Accrued interest receivable	24,506	22,433

Goodwill and core deposit intangible, net of accumulated amortization of $13,714 in 1999 and $10,950 in 1998	32,374	29,337

Other real estate owned, net	1,445	1,113

Deferred tax asset	9,674	5,498

Other assets	21,984	18,717

	$2,610,266	2,478,833

Liabilities and Stockholders’ Equity

Deposits:

Noninterest bearing	$398,391	390,998

Interest bearing	1,719,792	1,650,934

Total deposits	2,118,183	2,041,932

Federal funds purchased	900	1,675

Securities sold under repurchase agreements	188,024	173,593

Accrued interest payable	13,331	13,364

Accounts payable and accrued expenses	7,723	10,622

Other borrowed funds	41,875	9,828

Long-term debt	23,394	24,288

Total liabilities	2,393,430	2,275,302

Mandatorily redeemable preferred securities of subsidiary trust	40,000	40,000

Stockholders’ equity:

Nonvoting noncumulative 8.53% preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 1999 and 1998	–	–

Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,993,250 shares and 7,988,573 shares as of December 31, 1999 and 1998, respectively	10,788	10,001

Retained earnings	172,078	151,362

Accumulated other comprehensive income (loss), net	(6,030)	2,168

Total stockholders’ equity	176,836	163,531

	$2,610,266	2,478,833

Book value per common share	$22.12	20.47

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

Year Ended December 31,	1999	1998	1997

Interest income:

Interest and fees on loans	$148,827	143,236	140,083

Interest and dividends on investment securities:

Taxable	34,242	29,616	21,958

Exempt from Federal taxes	3,355	2,108	1,109

Interest on deposits in banks	353	997	448

Interest on Federal funds sold	1,304	3,457	2,210

Total interest income	188,081	179,414	165,808

Interest expense:

Interest on deposits	67,525	68,248	58,129

Interest on Federal funds purchased	1,639	66	1,499

Interest on securities sold under repurchase agreements	7,035	7,023	6,474

Interest on other borrowed funds	1,324	461	873

Interest on long-term debt	2,126	2,327	5,165

Interest on mandatorily redeemable preferred securities of subsidiary trust	3,529	3,527	523

Total interest expense	83,178	81,652	72,663

Net interest income	104,903	97,762	93,145

Provision for loan losses	3,563	4,170	4,240

Net interest income after provision for loan losses	101,340	93,592	88,905

Noninterest income:

Income from fiduciary activities	4,495	4,006	3,720

Service charges on deposit accounts	11,373	10,379	9,855

Data services	8,274	8,081	7,380

Other service charges, commissions and fees	5,684	4,951	4,879

Investment securities gains, net	19	282	89

Other real estate income, net	366	89	465

Other income	2,746	2,131	1,182

Total noninterest income	32,957	29,919	27,570

Noninterest expense:

Salaries, wages and employee benefits	45,529	42,731	37,545

Occupancy, net	7,085	6,418	6,077

Furniture and equipment	10,218	8,524	7,721

FDIC insurance	233	215	206

Goodwill and core deposit intangible amortization expense	2,764	2,464	2,585

Other expenses	23,006	21,931	20,756

Total noninterest expense	88,835	82,283	74,890

Income before income taxes	45,462	41,228	41,585

Income tax expense	16,216	15,592	15,730

Net income	$29,246	25,636	25,855

Net income applicable to common stockholders	$29,246	25,636	24,401

Basic earnings per common share	$3.67	3.20	3.07

Diluted earnings per common share	3.61	3.17	3.05

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

				Accumulated other	Total
	Preferred	Common	Retained	comprehensive	stockholders'
	stock	stock	earnings	income (loss)	equity

Balance at December 31, 1996	$20,000	8,941	116,613	507	146,061

Comprehensive income:

Net income	–	–	25,855	–	25,855

Unrealized gains on available-for-sale investment securities, net of reclassification adjustment	–	–	–	393	393

Total comprehensive income					26,248

Preferred stock retirement:

20,000 shares retired	(20,000)	–	–	–	(20,000)

Common stock transactions:

60,169 shares retired	–	(1,322)	–	–	3,871

177,896 shares issued	–	3,871	–	–	(1,322)

Cash dividends declared:

Common ($0.98 per share)	–	–	(7,737)	–	(7,737)

Preferred (8.53%)	–	–	(1,454)	–	(1,454)

Balance at December 31, 1997	–	11,490	133,277	900	145,667

Comprehensive income:

Net income	–	–	25,636	–	25,636

Unrealized gains on available-for-sale investment securities, net of reclassification adjustment	–	–	–	1,268	1,268

Total comprehensive income					26,904

Common stock transactions:

115,361 shares retired	–	(3,830)	–	–	(3,830)

73,135 shares issued	–	2,341	–	–	2,341

Cash dividends declared:

Common ($0.94 per share)	–	–	(7,551)	–	(7,551)

Balance at December 31, 1998	–	10,001	151,362	2,168	163,531

Comprehensive income:

Net income	–	–	29,246	–	29,246

Unrealized losses on available-for-sale investment securities, net of reclassification adjustment	–	–	–	(8,198)	(8,198)

Total comprehensive income	–	–	–	–	21,048

Common stock transactions:

118,015 shares retired	–	(4,472)	–	–	(4,472)

122,692 shares issued	–	4,075	–	–	4,075

Other common stock transactions:

Conversion of stock appreciation rights to stock options (see note 12)	–	1,184	–	–	1,184

Cash dividends declared:

Common ($1.07 per share)		–	(8,530)	–	(8,530)

Balance at December 31, 1999	$–	10,788	172,078	(6,030)	176,836

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Year Ended December 31,	1999	1998	1997

Cash flows from operating activities:

Net income	$29,246	25,636	25,855

Adjustments to reconcile net income to net cash provided by operating activities:

Provisions for loan and other real estate losses	3,583	4,215	4,236

Depreciation and amortization	11,025	9,270	8,549

Donation of land	359	–	–

Net premium amortization (discount accretion) on investment securities	453	286	(1,049)

Net gain on sale of investments	(19)	(282)	(89)

Gain on sale of other real estate owned	(446)	(248)	(595)

Loss (gain) on sale of premises and equipment	15	346	(9)

Provision for deferred income taxes	216	(326)	(1,306)

Increase in accrued interest receivable	(2,068)	(387)	(2,473)

Decrease (increase) in other assets	(2,476)	(3,340)	5,198

Increase (decrease) in accrued interest payable	(62)	2,058	2,402

Increase (decrease) in accounts payable and accrued expenses	(1,782)	1,329	3,742

Net cash provided by operating activities	38,044	38,557	44,461

Cash flows from investing activities:

Purchases of investment securities:

Held-to-maturity	(72,390)	(163,430)	(412,855)

Available-for-sale	(38,747)	(388,698)	(133,043)

Proceeds from maturities and paydowns of investment securities:

Held-to-maturity	129,667	101,048	456,069

Available-for-sale	64,838	166,326	38,401

Proceeds from sales of available-for-sale investment securities	2,483	33,718	31,208

Extensions of credit to customers, net of repayments	(210,899)	(21,947)	(101,673)

Recoveries on loans charged-off	3,268	3,080	3,094

Proceeds from sale of other real estate owned	1,708	1,727	2,130

Acquisitions of banking offices, net of cash and cash equivalents acquired	9,424	–	(1,726)

Capital distribution from (contribution to) joint ventures	325	321	(275)

Capital expenditures, net of sales	(17,782)	(9,568)	(8,880)

Net cash used in investing activities	(128,105)	(277,423)	(127,550)

Cash flows from financing activities:

Net increase in deposits	15,670	236,926	125,582

Net increase (decrease) in federal funds purchased and repurchase agreements	13,656	(5,107)	37,788

Net increase (decrease) in other borrowed funds	32,047	(1,763)	(1,480)

Borrowings of long-term debt	5,527	2,371	5,750

Repayment of long-term debt	(9,720)	(9,609)	(38,891)

Proceeds of issuance of mandatorily redeemable preferred securities of subsidiary trust	–	–	40,000

Net decrease (increase) in debt issuance costs	95	(40)	(2,323)

Proceeds from issuance of common stock	4,075	2,341	3,871

Payments to retire common stock	(4,472)	(3,830)	(1,322)

Payments to retire preferred stock	–	–	(20,000)

Dividends paid on common stock	(8,530)	(7,551)	(7,737)

Dividends paid on preferred stock	–	–	(1,454)

Net cash provided by financing activities	48,348	213,738	139,784

Net increase (decrease) in cash and cash equivalents	(41,713)	(25,128)	56,695

Cash and cash equivalents at beginning of year	204,019	229,147	172,452

Cash and cash equivalents at end of year	$162,306	204,019	229,147

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$83,211	79,594	70,484

Cash paid during the year for taxes	15,761	16,865	17,830

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

The following is a summary of significant accounting policies utilized by the Company:

Principles of Consolidation. The consolidated financial statements include the accounts of First Interstate BancSystem, Inc. (Parent Company) and its operating subsidiaries: First Interstate Bank in Montana (“FIB Montana”), First Interstate Bank in Wyoming (“FIB Wyoming”), Commerce Financial, Inc. and FIB Capital Trust. All material intercompany transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management relies on market evaluations and historical experience in determining the adequacy of the allowance for loan losses. Independent appraisals are obtained for significant properties in the process of foreclosure. Management believes that the allowances for losses on loans and real estate owned are adequate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions which may affect the borrowers’ ability to pay or regulatory requirements.

In addition to purchasing and selling Federal funds for their own account, the Company purchases and sells Federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods, and interest bearing deposits in banks with original maturities of less than three months.

At December 31, 1999 the Company was required to have aggregate reserves, exclusive of cash on hand, with the Federal Reserve Bank of approximately $5,482. Also, approximately $25,000 of additional compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Investment Securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and any marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of stockholders’ equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account assets and reported at fair value. The Company did not carry any trading account assets during 1999, 1998 or 1997. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity, amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date. Such amortization and accretion is included in interest income with interest and dividends. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

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

Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.

Significant loan origination fees and prepaid interest, net of related costs, are recognized over the expected lives of the related loans as an adjustment of yield. Origination fees on loans sold to the secondary market are recognized when the loan is sold. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that affect the borrowers’ ability to pay.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company also establishes a reserve for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used to measure impairment instead of discounted cash flows. The Company’s impaired loans are those non-consumer loans which are non-accrual or a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments are received.

Goodwill. Goodwill consists of the excess purchase price over the fair value of identifiable net assets from acquisitions (“excess purchase price”) and the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions (“core deposit intangibles”). Excess purchase price is being amortized using the straight-line method over periods of primarily 15 to 25 years. Core deposit intangibles are amortized using an accelerated method based on an estimated runoff of the related deposits, over an original period not exceeding 10 years.

Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized using straight-line methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Depreciation expense was $8,261 in 1999, $6,692 in 1998 and $5,964 in 1997.

Long-Lived Assets. Long-lived assets, including enterprise goodwill and certain identifiable intangibles (e.g. premises, excess purchase price, core deposit intangibles), are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 1999, 1998 or 1998.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling cost (“Net Realizable Value”). The value of the underlying loan is written down to the fair market value of the real estate acquired by a charge to the allowance for loan losses, if necessary, at the date of foreclosure. A provision to the real estate owned valuation allowance is charged against other real estate expense for any current or subsequent write-downs to Net Realizable Value. Operating expenses of such properties, net of related income, and gains on sales are included in other real estate income, net.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Effective January 1, 1997 the Company recognizes as assets the rights to service mortgage loans for others, whether acquired through purchases or loan originations. Servicing rights of $2,546 and $1,099 were capitalized in 1999 and 1998, respectively. Originated servicing rights are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Amortization expense of $660, $317 and $285 was recognized in 1999, 1998 and 1997, respectively. Servicing rights are evaluated for impairment by stratifying the servicing assets based on risk characteristics including loan type, note rate and loan term. There were no impairment losses recognized in 1999, 1998 or 1997. Carrying value approximates market value at December 31, 1999. Total servicing rights, net of accumulated amortization, were $3,673 and $1,787 at December 31, 1999 and 1998, respectively. Servicing rights are included in other assets on the accompanying balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid balances of these loans were approximately $476,479 and $286,384 at December 31, 1999 and 1998, respectively.

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

Per Share Data. Basic earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common stock outstanding during the period. Book value per common share is calculated by dividing total stockholders’ equity by the number of common shares outstanding at the end of the year.

Stock-Based Compensation. The Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award. Intrinsic value is the excess of the appraised value of the underlying stock at the date of grant over the amount an employee must pay to acquire the stock.

Reclassifications. Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

(2)	REGULATORY MATTERS

The Company is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 1999, the Company exceeded all capital adequacy requirements to which is was subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 1999 and 1998 are presented in the following table:

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 1999:

Total risk-based capital:

Consolidated	$230,177	11.9%	$155,194	8.0%	$193,992	10.0%

FIB Montana	149,184	11.8	101,354	8.0	126,693	10.0

FIB Wyoming	77,406	11.6	53,352	8.0	66,690	10.0

Tier 1 risk-based capital:

Consolidated	190,125	9.8	77,597	4.0	116,395	6.0

FIB Montana	133,291	10.5	50,677	4.0	76,016	6.0

FIB Wyoming	69,002	10.4	26,676	4.0	40,014	6.0

Leverage capital ratio:

Consolidated	190,125	7.3	104,542	4.0	130,678	5.0

FIB Montana	133,291	7.8	68,440	4.0	85,551	5.0

FIB Wyoming	69,002	7.7	35,872	4.0	44,839	5.0

As of December 31, 1998:

Total risk-based capital:

Consolidated	$213,734	12.3%	$139,024	8.0%	$73,781	10.0%

FIB Montana	136,558	12.1	90,665	8.0	113,331	10.0

FIB Wyoming	70,046	11.7	47,762	8.0	59,702	10.0

Tier 1 risk-based capital:

Consolidated	171,846	9.9	69,512	4.0	104,268	6.0

FIB Montana	122,316	10.8	45,333	4.0	67,999	6.0

FIB Wyoming	62,492	10.5	23,881	4.0	35,821	6.0

Leverage capital ratio:

Consolidated	171,846	7.1	96,766	4.0	120,958	5.0

FIB Montana	122,316	7.8	62,956	4.0	78,695	5.0

FIB Wyoming	62,492	7.4	33,599	4.0	41,999	5.0

(3)	INVESTMENT SECURITIES

The amortized cost and approximate market values of investment securities are summarized as follows:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
December 31, 1999	cost	gains	losses	value

U.S. Treasury securities	$47,080	4	(133)	46,951

Obligations of U.S. Government agencies	155,604	—	(4,509)	151,095

States, county and municipal securities	5,454	96	(8)	5,542

Corporate securities	4,220	—	(14)	4,206

Other mortgage-backed securities	129,332	101	(5,286)	124,147

Other securities	11,985	127	—	12,112

Total	$353,675	328	(9,950)	344,053

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
December 31, 1999	cost	gains	losses	value

U.S. Treasury securities	$74,100	81	(66)	74,115

Obligations of U.S. Government agencies	21,139	—	(597)	20,542

States, county and municipal securities	71,293	42	(2,525)	68,810

Corporate securities	26,358	—	(448)	25,910

Other mortgage-backed securities	53,566	—	(3,315)	50,251

Total	$246,456	123	(6,951)	239,628

Gross gains of $20 and gross losses of $1 were realized on the sale of available-for-sale securities in 1999.

Other securities available-for-sale include restricted equity stocks of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”) carried at amortized costs of $3,152 and $8,522, respectively, at December 31, 1999.

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
December 31, 1998	cost	gains	losses	value

U.S. Treasury securities	48,623	1,937	—	50,560

Obligations of U.S. Government agencies	141,505	1,376	(252)	142,629

States, county and municipal securities	6,638	291	—	6,929

Corporate securities	4,326	44	—	4,370

Other mortgage-backed securities	163,966	557	(611)	163,912

Other securities	10,819	174	—	10,993

Total	$375,877	4,379	(863)	379,393

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
December 31, 1998	cost	gains	losses	value

U.S. Treasury securities	$113,282	2,569	—	115,851

Obligations of U.S. Government agencies	14,937	62	—	14,999

States, county and municipal securities	61,485	1,070	(87)	62,468

Corporate securities	60,303	319	(125)	60,497

Other mortgage-backed securities	49,278	14	(384)	48,908

Total	$299,285	4,034	(596)	302,723

Gross gains of $284 and gross losses of $2 were realized on the sale of available-for-sale securities in 1998. Gross gains of $89 and no gross losses were realized on the sale of available-for-sale securities in 1997.

Other securities available-for-sale include restricted equity stocks of the FRB and the FHLB carried at amortized costs of $3,062 and $7,447, respectively, at December 31, 1998.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at December 31, 1999 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

December 31,1999	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	cost	market value	cost	market value

Within one year	$50,977	49,613	49,176	48,312

After one but within five years	259,330	252,122	123,264	120,530

After five years but within ten years	24,916	23,998	56,989	54,595

After ten years	6,467	6,208	17,027	16,191

Total	341,690	331,941	246,456	239,628

Other	11,985	12,112	—	—

Total	$353,675	344,053	246,456	239,628

At December 31, 1999, the Company had investment securities callable within one year with amortized costs and estimated market values of $103,658 and $100,404, respectively. These investment securities are primarily classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 1999 and 1998, $6,776 and $8,652, respectively, of variable rate securities are included in investment securities.

There are no significant concentrations of investments at December 31, 1999 (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $429,058 and $419,349 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, securities sold under repurchase agreements and for other purposes required or permitted by law. The approximate market value of securities pledged at December 31, 1999 and 1998 was $420,323 and $424,372, respectively. All securities sold under repurchase agreements are with customers and generally mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4) LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	1999	1998

Real estate (1)	$806,320	681,670

Consumer (2)	463,414	379,197

Commercial	344,371	311,040

Agricultural	106,887	106,707

Other loans, including overdrafts	1,969	5,845

Total loans	$1,722,961	1,484,459

(1)	Includes residential, agricultural, commercial, consumer, construction and other loans secured by real estate of $103,079, $87,711, $435,006, $117,881, $48,669 and $13,974, respectively, as of December 31, 1999 and $95,975, $60,459, $351,229, $102,622, $52,762 and $18,623, respectively, as of December 31, 1998.

(2)	Includes indirect loans of $318,711 and $252,458 at December 31, 1999 and 1998, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

At December 31, 1999, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above. The Company has no loans or loan commitments to highly leveraged companies.

Nonaccrual loans amounted to $22,854 and $10,699 at December 31, 1999 and 1998, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,424 and $1,062, respectively. Loans contractually past due ninety days or more aggregating $4,695 on December 31, 1999 and $4,039 on December 31, 1998 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

Impaired loans at December 31, 1999 and 1998 are $24,187 and $11,285, respectively. Included in impaired loans at December 31, 1999 and 1998 are $4,331 and $2,648, respectively, of loans which have an impairment allowance of $2,997 and $903, respectively, included in the Company’s allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was approximately $17,494, $10,652 and $7,943, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 1999, 1998 and 1997 would have been approximately $1,536, $984 and $740, respectively.

Also included in impaired loans at December 31, 1999 and 1998 are loans with a carrying value of $3,660 and $3,306, respectively, the terms of which have been modified in troubled debt restructurings. Restructured debt includes nonaccrual loans of $1,539 and $1,710 at December 31, 1999 and 1998, respectively. The interest income recognized on restructured loans approximated $192, $109 and $122 during the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, there were no material commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant and management’s anticipated credit losses arising from these transactions compare favorably with the Company’s credit loss experience on its loan portfolio as a whole.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $13,873 at December 31, 1999 and $12,025 at December 31, 1998. During 1999, new loans and advances on existing loans of $27,275 were funded and repayments totaled $25,427. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Year ending December 31,	1999	1998	1997

Balance at beginning of year	$28,803	28,180	27,797

Allowance of acquired banking offices	1,574	—	—

Provision charged to operating expense	3,563	4,170	4,240

Less loans charged-off	(7,609)	(6,627)	(6,951)

Add back recoveries of loans previously charged-off	3,268	3,080	3,094

Balance at end of year	$29,599	28,803	28,180

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	1999	1998

Land	$9,540	9,480

Buildings and improvements	62,706	56,484

Furniture and equipment	34,757	25,181

	107,003	91,145

Less accumulated depreciation	32,897	27,763

Premises and equipment, net	$74,106	63,382

The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

(7)	OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of the following:

December 31,	1999	1998

OREO	$1,465	1,590

Less allowance for OREO losses	20	477

	$1,445	1,113

A summary of changes in the allowance for OREO losses follows:

Year ending December 31,	1999	1998	1997

Balance at beginning of year	$477	462	511

Provision (reversal) during the year	20	45	(4)

Property writedowns	(477)	(30)	(45)

Balance at end of year	$20	477	462

(8)	CASH SURRENDER VALUE OF LIFE INSURANCE

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 1999 and 1998. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 1999 and 1998 are $2,733 and $2,713, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $558 and $440 at December 31, 1999 and 1998, respectively.

The Company has also obtained insurance policies covering certain other key officers. The net cash surrender value of these policies is $2,140 and $1,832 at December 31, 1999 and 1998, respectively, and is included in other assets. Upon retirement, the officers have the option of entering into split-dollar contracts with the Company which provide continuing post-employment insurance coverage for a specified death benefit amount. The Company accrues the earned portion of the post-employment benefit through the specified vesting date.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(9) DEPOSITS

Deposits are summarized as follows:

December 31,	1999	1998

Noninterest bearing demand	$398,391	390,998

Interest bearing:

Demand	367,770	354,986

Savings	553,564	504,582

Time, $100 and over	203,475	220,109

Time, other	594,983	571,257

Total interest bearing	1,719,792	1,650,934

	$2,118,183	2,041,932

Maturities of time deposits at December 31, 1999 are as follows:

	Time, $100 and Over	Total Time

2000	$147,842	520,460

2001	47,334	221,554

2002	4,069	29,817

2003	2,813	17,218

2004	1,417	8,960

Thereafter	—	449

	$203,475	798,458

Interest expense on time deposits of $100 or more was $11,087, $11,466 and $7,778 for the years ended December 31, 1999, 1998 and 1997, respectively.

(10)	INCOME TAXES

Income tax expense (benefit) consists of the following:

Year ended December 31,	1999	1998	1997

Current:

Federal	$14,020	13,716	15,006

State	1,980	2,202	2,030

	16,000	15,918	17,036

Deferred:

Federal	231	(315)	(1,140)

State	(15)	(11)	(166)

	216	(326)	(1,306)

	$16,216	15,592	15,730

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1999, 1998 and 1997 to income before income taxes as a result of the following:

Year ended December 31,	1999	1998	1997

Tax expense at the statutory tax rate	$15,912	14,430	14,555

Increase (decrease) in tax resulting from:

Tax-exempt income	(1,212)	(881)	(520)

State income tax, net of Federal income tax benefit	1,277	1,430	1,211

Amortization of nondeductible Goodwill	310	312	311

Other, net	(71)	301	173

	$16,216	15,592	15,730

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	1999	1998

Deferred tax assets:

Loans, principally due to allowance for loan losses	$10,368	9,666

Other real estate owned, principally due to differences in bases	278	44

Employee benefits	993	1,700

Investment securities, unrealized losses	3,592	—

Other	430	530

Deferred tax assets	15,661	11,940

Deferred tax liabilities:

Fixed assets, principally differences in bases and depreciation	(601)	(1,269)

Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(913)	(899)

Prepaid amounts	(342)	(278)

Investment securities, principally differences in bases	(1,058)	(810)

Investment securities, unrealized gains	—	(1,348)

Goodwill and core deposit intangibles	(2,137)	(1,716)

Mortgage servicing rights	(760)	—

Other	(176)	(122)

Deferred tax liabilities	(5,987)	(6,442)

Net deferred tax asset	$9,674	5,498

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1999 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had current income taxes receivable of $994 and $1,233 at December 31, 1999 and 1998, respectively.

(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	1999	1998

Parent Company:

7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 in the amount of $3,400 with final maturity on October 1, 2006	$20,000	20,000

Various unsecured notes payable to former stockholders at various rates of 6.21% to 7.14% due in annual principal installments aggregating $84 in 2000 and $57 through January 2001	141	461

Subsidiaries:

Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 6.43% at December 31, 1999)	2,906	3,827

10% note payable on repossessed property due in annual installments of $41 maturing January 15, 2007	347	—

	$23,394	24,288

Maturities of long-term debt at December 31, 1999 follow:

2000	$387

2001	360

2002	3,705

2003	3,988

2004	4,290

Thereafter	10,664

	$23,394

In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

The notes payable to the FHLB are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

The Company also has an unsecured revolving term loan with its primary lender. There were no amounts outstanding at December 31, 1999 and 1998. The available borrowing amount at December 31, 1999 was $10 million. The revolving facility requires an annual commitment fee of 0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. The Company may elect at various dates either prime or a Eurodollar rate which varies depending on the Company’s capital ratios.

9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	1999	1998

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (4.54% weighted average rate at December 31, 1999)	$11,725	9,828

5.86% note payable to the FHLB due January 18, 2000	30,000	—

5.00% note payable due January 6, 2000	150	—

	$41,875	9,828

The Company has Federal funds lines of credit with third parties amounting to $120 million, subject to funds availability. These lines are subject to cancellation without notice. The Company has lines of credit and unadvanced, irrevocable letters of credit with the FHLB of approximately $265 million and $29 million, respectively. There were no borrowings on these lines of credit during the years ended December 31, 1999, 1998 and 1997.

(12)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. To be eligible for the profit sharing plan, an employee must complete one year of employment and 1,000 hours or more of service. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Contributions to this plan were $1,150, $1,032 and $1,022 in 1999, 1998 and 1997, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The recorded expense related to this plan was $1,321 in 1999, $1,164 in 1998 and $1,030 in 1997.

Stock Option Plan. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan (“Stock Option Plan”) for senior officers of the Company. All options and stock appreciation rights (“SARs”) granted have an exercise price of book value of the Company prior to 1993 and appraised value thereafter. Each option granted under the Stock Option Plan can be immediately exercised for periods of seven or ten years from the date of grant. The stock issued in conjunction with the exercise of options is subject to a shareholder agreement (see note 15).

During 1998, the Company determined that future grants of stock options would no longer include stock appreciation rights. Grantees with outstanding SARs were given an election to convert the SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options resulting in a reduction of accrued expenses and an increase in stockholders’ equity of $1,184. The consolidated expense related to the SARs was $1,280 in 1998 and $514 in 1997. Subsequent to the SAR conversion no further expense was recorded.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Information with respect to the Company’s stock options and SARs are as follows:

	1999		1998		1997

Year ended December 31,	Options	SARs	Options	SARs	Options	SARs

Outstanding, beginning of year	169,280	115,140	123,204	91,452	115,836	78,320

Granted	90,700	—	51,700	26,700	19,600	19,600

Exercised	(43,980)	(2,840)	(5,624)	(3,012)	(12,232)	(6,468)
Conversion of SARs to options	106,300	(106,300)	—	—	—	—

Outstanding, end of year	322,300	6,000	169,280	115,140	123,204	91,452

Information with respect to the weighted-average stock option exercise prices are as follows:

Year ended December 31,	1999	1998	1997

Granted during year	$33.14	$28.25	$20.05

Exercised during year	12.01	6.16	5.83

SARs converted during year	17.16	—	—

Outstanding, end of year	22.64	17.69	12.73

Stratification and additional detail regarding the exercisable options outstanding at December 31, 1999 are as follows:

Exercise	Number	Weighted-average	Weighted-average
price range	outstanding	remaining life	exercise price

$6.02-$11.40	44,900	2.36 years	$8.98

$12.40-$20.05	114,400	5.74 years	16.94

$24.74-$32.00	74,800	8.16 years	27.17

$33.00-$40.00	88,200	6.08 years	33.14

The Company does not recognize compensation expense for the options granted to employees where the exercise price is equal to appraised value at the date of grant. Had compensation expense been determined based on an estimate of fair value of the option at the date of grant, the Company’s pro forma net income and earnings per common share would be estimated as follows:

Year ended December 31,	1999	1998	1997

Net income as reported	$29,246	25,636	25,855

Pro forma net income	29,058	25,537	25,826

Net income applicable to common stock as reported	29,246	25,636	24,401

Pro forma net income applicable to common stock	29,058	25,537	24,372

Basic earnings per common share as reported	3.67	3.20	3.07

Pro forma basic earnings per common share	3.65	3.18	3.07

Diluted earnings per common share as reported	3.61	3.17	3.05

Pro forma diluted earnings per common share	3.58	3.16	3.05

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 1999, 1998 and 1997 were $3.41, $3.16 and $2.47, respectively.

The following weighted-average assumptions were used in the valuation model: risk-free interest rates of 4.82%, 5.62% and 6.58% in 1999, 1998 and 1997, respectively; dividend yield of 2.90%, 3.45% and 4.03% in 1999, 1998 and 1997, respectively; and expected life of options of 7 years in 1999 and 1998 and 10 years in 1997. The effect of stock price volatility was not considered in the valuation model. For purposes of the pro forma presentation, the estimated fair value of the options is expensed in the year granted as all options are fully vested upon grant.

(13) COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

The Parent Company and the Billings office of FIB Montana are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At December 31, 1999 the partnership has indebtedness of $9,441 which has full recourse to the partners. Total rents, including maintenance, paid to the partnership were $1,445 in 1999, $1,360 in 1998 and $1,244 in 1997.

The Company also leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,691 in 1999, $1,351 in 1998 and $1,204 in 1997.

The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

	Third
	parties	Partnership	Total

For the year ending December 31:

2000	$1,333	1,012	2,345

2001	1,301	1,013	2,314

2002	1,226	1,014	2,240

2003	1,141	1,006	2,147

2004	942	983	1,925

Thereafter	2,790	791	3,581

	$8,733	5,819	14,552

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 1999 and 1998, stand-by letters of credit in the amount of $27,126 and $27,324, respectively, were outstanding. Commitments to extend credit to existing and new borrowers approximated $413,957 at December 31, 1999, which includes $60,093 on unused credit card lines and $100,800 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $313,126 at December 31, 1998, which includes $33,133 on unused credit card lines and $36,766 with commitment maturities beyond one year.

(15) CAPITAL STOCK

On September 26, 1996, the Company issued 20,000 shares of no par noncumulative perpetual preferred stock at a price of $1,000 per share. The holders of Preferred Stock were entitled to receive dividends in cash at the rate of $85.30 per share. On November 7, 1997, the Preferred Stock was redeemed at a price of $1,000 per share plus accrued but unpaid dividends of $178. In conjunction with the redemption the Company recorded a $500 prepayment penalty.

At December 31, 1999, 91.95% of the common stock held by stockholders are subject to stockholder’s agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the stockholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additionally, shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company’s discretion.

(16) MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

On October 1, 1997, the Company established FIB Capital Trust (“Trust”), a wholly-owned statutory business trust. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $40,000 and using the proceeds to purchase junior subordinated debentures (“Subordinated Debentures”) issued by the parent company. The sole assets of the Trust are the Subordinated Debentures.

The Trust Preferred Securities bear a cumulative fixed interest rate of 8.625% and mature on December 1, 2027. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear interest at a rate of 8.625% per annum and mature on December 1, 2027. Interest is payable quarterly. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after December 1, 2002. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIB Capital becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by FIBS on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for FIB Capital to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of $40 and $2,323 were capitalized in 1998 and 1997, respectively, and are being amortized through maturity to interest expense using the straight-line method.

(17) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.:

December 31,	1999	1998

Condensed balance sheets:

Cash and cash equivalents	$4,979	6,618

Investment in subsidiaries, at equity:

FIB Montana	150,227	139,875

FIB Wyoming	77,020	74,571

Non-bank subsidiary — Commerce Financial, Inc.	920	518
Non-bank subsidiary — FIB Capital Trust	1,237	1,237

Total investment in subsidiaries	229,404	216,201

Goodwill, net of accumulated amortization	1,757	2,047

Property and equipment	1,476	1

Other assets	6,927	7,443

	$244,543	232,310

Other liabilities	$5,575	7,081

Subordinated debentures — FIB Capital Trust	41,237	41,237

Long-term debt	20,895	20,461

	67,707	68,779

Stockholders’ equity	176,836	163,531

	$244,543	232,310

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31,	1999	1998	1997

Condensed statements of income:

Dividends from subsidiary banks	$23,857	24,207	25,857

Other interest income	172	140	70

Other income, primarily management fees from subsidiaries	3,436	2,528	2,345

Total income	27,465	26,875	28,272

Salaries and benefits	4,462	4,239	3,262

Interest expense	5,605	5,709	4,861

Other operating expenses, net	3,891	3,869	3,406

Total expenses	13,958	13,817	11,529

Data services income, net of direct operating expenses	3,317	2,905	2,411

Earnings before income tax benefit	16,824	15,963	19,154

Income tax benefit	2,474	2,627	2,401

Income before undistributed earnings of subsidiaries	19,298	18,590	21,555

Undistributed earnings of subsidiaries	9,948	7,046	4,300

Net income	$29,246	25,636	25,855

Condensed statements of cash flows:

Cash flows from operating activities:

Net income	$29,246	25,636	25,855

Adjustments to reconcile net income to cash provided by operating activities:

Undistributed earnings of subsidiaries	(9,948)	(7,046)	(4,300)

Depreciation and amortization	297	389	303

Provision for deferred income taxes	325	45	(532)

Other, net	(946)	332	1,119

Net cash provided by operating activities	18,974	19,356	22,445

Cash flows from investing activities:

Net decrease in advances to non-bank subsidiary	475	163	96

Purchase of investments	—	(79)	(293)

Purchases of property and equipment, net of sales	(380)	—	6

Capitalization of subsidiary	—	—	(1,237)

Acquisitions of banking offices, net of cash acquired	(11,455)	—	—

Net cash provided by (used in) investing activities	(11,360)	84	(1,428)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31,	1999	1998	1997

Cash flows from financing activities:

Borrowings of long-term debt	5,527	2,371	46,987

Repayments of long-term debt	(5,853)	(9,321)	(38,736)

Debt issuance costs	—	(40)	(2,323)

Dividends paid on common stock	(8,530)	(7,551)	(7,737)

Payments to retire common stock	(4,472)	(3,830)	(1,322)

Payments to retire preferred stock	—	—	(20,000)

Issuance of common stock	4,075	2,341	3,871

Dividends paid on preferred stock	—	—	(1,454)

Net cash used in financing activities	(9,253)	(16,030)	(20,714)

Net change in cash and cash equivalents	(1,639)	3,410	303

Cash and cash equivalents, beginning of year	6,618	3,208	2,905

Cash and cash equivalents, end of year	$4,979	6,618	3,208

Noncash Investing and Financing Activities — During 1999, the Company increased its net investment in aircraft, recorded related debt of $761, and transferred the gross investment of $1,102 to property and equipment.

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

Financial Assets. Due to the liquid and/or short-term nature of cash, cash equivalents and interest bearing deposits in bank, carrying value of these instruments approximates market value. Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of fixed rate loans is calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. The fair value of adjustable rate loans approximates the carrying value of these instruments due to the frequent repricing, provided there have been no changes in credit quality since origination.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Financial Liabilities and Trust Securities. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. The revolving term loan bears interest at a floating market rate and, as such, the carrying amount is deemed to reflect fair value. The fair value of the subordinated notes and notes payable to the FHLB were estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair value of the Trust Preferred Securities is based on quoted market price.

Commitments to Extend Credit and Standby Letters of Credit. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available and amounts would not be expected to be significant.

A summary of the estimated fair values of financial instruments follows:

	1999		1998

	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and short-term investments	$162,306	162,306	204,019	204,019

Securities available-for-sale	344,053	344,053	379,393	379,393

Securities held-to-maturity	246,456	239,628	299,285	302,723

Net loans	1,693,362	1,686,835	1,455,656	1,462,336

Total financial assets	$2,446,177	2,432,822	2,338,353	2,348,471

Financial liabilities and trust preferred securities:

Total deposits, excluding time deposits	$1,319,725	1,319,725	1,250,566	1,250,566

Time deposits	798,458	796,528	791,366	793,461

Federal funds purchased	900	900	1,675	1,675

Securities sold under repurchase agreements	188,024	188,024	173,593	173,593

Other borrowed funds	41,875	41,875	9,828	9,828

Long-term debt	23,394	23,490	24,288	25,973

Trust Preferred Securities	40,000	41,600	40,000	41,600

Total financial liabilities and trust preferred securities	$2,412,376	2,412,142	2,291,316	2,296,696

(19) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	1999	1998	1997

Net income	$29,246	25,636	25,855

Less preferred stock dividends	—	—	(1,454)

Net income applicable to common stockholders - basic and diluted	$29,246	25,636	24,401

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

For the year ended December 31,	1999	1998	1997

Average outstanding shares — basic	7,967,953	8,020,221	7,946,092

Add: effect of dilutive stock options	143,363	67,588	41,829

Average outstanding shares — diluted	8,111,316	8,087,809	7,987,921

Basic earnings per share	$3.67	3.20	3.07

Diluted earnings per share	$3.61	3.17	3.05

(20) ACQUISITIONS AND EXPANSION

Mountain Financial. On February 5, 1997, FIB Montana purchased the assets of Mountain Financial, a loan production office in Eureka, Montana. Mountain Financial subsequently became a branch of FIB Montana.

First National Bank of Montana, Helena and Belgrade Branches. On May 7, 1999, FIB Montana acquired the net assets of the Helena and Belgrade branches of First National Bank of Montana (the “Acquired Branches”). At the acquisition date, the Acquired Branches had loans of approximately $1 million and deposits of approximately $4 million, in aggregate. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1999 includes the results of operations of the Acquired Branches since the date of purchase. Goodwill resulting from the acquisition of approximately $236 is being amortized over 15 years.

Security State Bank Shares. On July 9, 1999, the Company acquired all of the outstanding ownership of Security State Bank Shares (SSBS) and its bank subsidiary, Security State Bank and Trust Company (SSB&T). The total cash purchase price paid at closing was $11.9 million. The purchase was funded through available cash on hand and a $2.5 million advance on the Company’s revolving term note. At the acquisition date, SSBS had $21.3 million of cash and cash equivalents, gross loans of approximately $35 million and deposits of approximately $56 million. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1999 includes SSBS’ results of operations since the date of purchase. SSBS was subsequently dissolved and SSB&T was merged with FIB Montana. The premium paid and estimated fair value adjustments have been pushed down to the acquired entities. The preliminary allocation of purchase price is subject to change as fair value estimates are finalized. The premium paid over the historical carrying value was $4,130 which has currently been allocated to core deposit intangible of $1,743, goodwill of $3,821 and an increase in the valuation allowance for loans of $750.

(21) COMPREHENSIVE INCOME — RECLASSIFICATION ADJUSTMENTS

The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain (loss) for the year ended December 31, 1999 is as follows:

Year Ended December 31,	1999	1998	1997

Disclosure of reclassification amount:

Unrealized and realized holding gains (losses) arising during the period, net of income tax expense (benefit) of $(4,933),

$884 and $286 in 1999, 1998 and 1997, respectively	$(8,186)	1,440	447

Less reclassification adjustment for gains included in net income, net of income tax of $7, $110 and $35 in 1999, 1998 and 1997, respectively	(12)	(172)	(54)

Net unrealized gain (loss) on available-for-sale investment securities	$(8,198)	1,268	393

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONCLUDED
(Dollars in thousands, except share and per share data)

(22) NONCASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $524, $1,275 and $1,347 to other real estate owned in 1999, 1998 and 1997, respectively.

During 1999, the Company transferred other assets of $342 to premises and equipment.

During 1999, the Company transferred $695 of deferred tax assets and $1,879 of accrued liabilities for stock appreciation rights to equity.

In conjunction with acquisitions during 1999, the Company received assets with fair value of $76.6 million and assumed liabilities of $64.7 million.

(23) SEGMENT REPORTING

The Company currently operates in one significant business segment - community banking. Management evaluates the Company’s performance and allocates resources to this segment based on consolidated performance measurements consistent with those of the consolidated financial statements. Revenue and contribution margins of the investment services and data services businesses are not material. The Company does not fully allocate assets or costs to these businesses.

(a)	2. Financial statement schedules

All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(3)	Bylaws of First Interstate BancSystem, Inc.

3.6	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Stockholder’s Agreement for non-Scott family members

4.3(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee

4.4(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997

4.5(6)	Trust Agreement of FIB Capital dated as of October 1, 1997

4.6(7)	Amended and Restated Trust Agreement of FIB Capital Trust

4.7(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)

4.8(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)

4.9(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company

4.10(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.4(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(1)	+ Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(8)	+ Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998

10.7(9)	First Interstate BancSystem, Inc. Stockholders’ Agreements with Scott family members dated January 11, 1999

10.8(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.9(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.11(6)+	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer

10.12+	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13+	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of KPMG LLP, Independent Auditors

27.1	Financial Data Schedule as of December 31, 1999

+ Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

(c) Exhibits

      See Item 14(a)3 above.

(d) Financial Statements Schedules

      See Item 14(a)2 above.

Exhibit Index

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(3)	Bylaws of First Interstate BancSystem, Inc.

3.6	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Stockholder’s Agreement for non-Scott family members

4.3(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee

4.4(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997

4.5(6)	Trust Agreement of FIB Capital dated as of October 1, 1997

4.6(7)	Amended and Restated Trust Agreement of FIB Capital Trust

4.7(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)

4.8(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)

4.9(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company

4.10(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.4(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(1)+	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(8)+	Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998

10.7(9)	First Interstate BancSystem, Inc. Stockholders’ Agreements with Scott family members dated January 11, 1999

10.8(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.9(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.11(6)+	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer

10.12+	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13+	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of KPMG LLP, Independent Auditors

27.1	Financial Data Schedule as of December 31, 1999

+ Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996. (3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Billings, State of Montana.

First Interstate BancSystem, Inc.

By: /s/ LYLE R. KNIGHT Lyle R. Knight President and Chief Operating Officer	MARCH 6, 2000 Date

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:	/s/ HOMER A. SCOTT, JR. Homer A. Scott, Jr. Chairman	MARCH 6, 2000 Date

By:	/s/ DAN S. SCOTT Dan S. Scott, Director	MARCH 6, 2000 Date

By:	/s/ JAMES R. SCOTT James R. Scott, Vice Chairman of the Board	MARCH 6, 2000 Date

By:	/s/ RANDALL I. SCOTT Randall I. Scott, Director	MARCH 6, 2000 Date

By:	/s/ JOHN M. HEYNEMAN John M. Heyneman, Director	MARCH 6, 2000 Date

By:	/s/ JOEL T. LONG Joel T. Long, Director	MARCH 6, 2000 Date

By:	/s/ JAMES W. HAUGH James W. Haugh, Director	MARCH 6, 2000 Date

By:	/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer and Director (Principal executive officer)	MARCH 6, 2000 Date

By:	/s/ LYLE R. KNIGHT Lyle R. Knight President, Chief Operating Officer and Director	MARCH 6, 2000 Date

By:	/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	MARCH 6, 2000 Date

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants which have not

      Registered Securities Pursuant to Section 12 of the Act The Registrant has not yet provided any annual report to security holders covering the 1999 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant’s 2000 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.