Form 10-Q
period 2000-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2000-05-12
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

          PO Box 30918, 401 North 31st Street, Billings, MT 59116-0918
     ---------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                     ---   ---
The Registrant had 7,947,846 shares of common stock outstanding on March 31, 2000.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q



                                   Index                                                                     Page
                                   -----                                                                     ----

PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999 (unaudited)                                          3

                      Consolidated Statements of Income
                      Three months ended March 31, 2000 and 1999 (unaudited)                                    4

                      Consolidated Statements of Comprehensive Income
                      Three months ended March 31, 2000 and 1999 (unaudited)                                    5

                      Consolidated Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999 (unaudited)                                    6

                      Notes to Unaudited Consolidated Financial Statements                                      7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                                 9

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                               12


PART II.    OTHER INFORMATION

            Item 1 -   Legal Proceedings                                                                       13

            Item 2 -  Changes in Securities                                                                    13

            Item 3 -  Defaults on Senior Securities                                                            13

            Item 4 -  Submission of Matters to a Vote of Security Holders                                      13

            Item 5 -  Other Information                                                                        13

            Item 6 -  Exhibits and Reports on Form 8-K                                                         13


SIGNATURES                                                                                                     14



               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)



                              Assets
                              ------                                                March 31,          December 31,
                                                                                      2000                 1999
                                                                                   -----------         ------------

Cash and due from banks                                                          $     151,477              146,943
Federal funds sold                                                                       9,135               10,415
Interest bearing deposits in banks                                                       4,302                4,948
Investment securities:
     Available-for-sale                                                                347,537              344,053
     Held-to-maturity                                                                  241,198              246,456
                                                                                  ------------         ------------
        Total investment securities                                                    588,735              590,509

Loans                                                                                1,788,928            1,722,961
Less allowance for loan losses                                                          30,297               29,599
                                                                                  ------------         ------------
     Net loans                                                                       1,758,631            1,693,362

Premises and equipment, net                                                             75,250               74,106
Accrued interest receivable                                                             24,983               24,506
Goodwill and core deposit intangible, net of accumulated
     amortization of $14,478 at March 31, 2000 and $13,714
     at December 31, 1999                                                               31,610               32,374
Other real estate owned, net                                                             1,384                1,445
Deferred tax asset                                                                      10,549                9,674
Other assets                                                                            21,655               21,984
                                                                                  ------------         ------------
                                                                                 $   2,677,711            2,610,266
                                                                                  ============         ============

               Liabilities and Stockholders' Equity

Deposits:
     Non-interest bearing                                                        $     399,078              398,391
     Interest bearing                                                                1,742,932            1,719,792
                                                                                  ------------         ------------
          Total deposits                                                             2,142,010            2,118,183

Federal funds purchased                                                                 33,755                  900
Securities sold under repurchase agreements                                            194,289              188,024
Accrued interest payable                                                                14,060               13,331
Accounts payable and accrued expenses                                                    9,275                7,723
Other borrowed funds                                                                    42,618               41,875
Long-term debt                                                                          23,237               23,394
                                                                                  ------------         ------------
        Total liabilities                                                            2,459,244            2,393,430

Mandatorily redeemable preferred securities of subsidiary trust                         40,000               40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of
     March 31, 2000 or December 31, 1999                                                  --                  --
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,947,846 shares as of March 31, 2000
     and 7,993,250 shares as of  December 31, 1999                                       8,759               10,788
Retained earnings                                                                      177,021              172,078
Accumulated other comprehensive loss, net                                               (7,313)              (6,030)
                                                                                  ------------         ------------
        Total stockholders' equity                                                     178,467              176,836
                                                                                  ------------         ------------
                                                                                 $   2,677,711            2,610,266
                                                                                  ============         ============

        Book value per common share                                              $       22.45                22.12
                                                                                  ============         ============



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                          For the three months
                                                                                             ended March 31,
                                                                                         ----------------------
                                                                                          2000            1999
                                                                                          ----            ----
Interest income:
     Interest and fees on loans                                                    $     40,598           34,623
     Interest and dividends on investment securities:
          Taxable                                                                         7,929            8,771
          Exempt from Federal taxes                                                         883              795
     Interest on deposits in banks                                                           22               58
     Interest on Federal funds sold                                                         176              292
                                                                                    -----------      -----------
          Total interest income                                                          49,608           44,539
                                                                                    -----------      -----------
Interest expense:
     Interest on deposits                                                                18,024           16,579
     Interest on Federal funds purchased                                                    451               16
     Interest on securities sold under repurchase agreements                              2,350            1,468
     Interest on other borrowed funds                                                       362               83
     Interest on long-term debt                                                             507              502
     Interest on mandatorily redeemable preferred securities of subsidiary trust            882              882
                                                                                    -----------      -----------
          Total interest expense                                                         22,576           19,530
                                                                                    -----------      -----------
          Net interest income                                                            27,032           25,009
     Provision for loan losses                                                            1,245              786
                                                                                    -----------      -----------
          Net interest income after provision for loan losses                            25,787           24,223
Non-interest income:
     Income from fiduciary activities                                                     1,184            1,104
     Service charges on deposit accounts                                                  2,861            2,562
     Data services                                                                        2,117            1,631
     Other service charges, commissions and fees                                          1,865            1,559
     Other real estate income, net                                                           60              380
     Other income                                                                           851              430
                                                                                    -----------      -----------
          Total non-interest income                                                       8,938            7,666
                                                                                    -----------      -----------
Non-interest expense:
     Salaries, wages and employee benefits                                               12,649           10,890
     Occupancy, net                                                                       1,934            1,738
     Furniture and equipment                                                              2,645            2,261
     FDIC insurance                                                                         108               58
     Goodwill and core deposit intangible amortization                                      764              592
     Other expenses                                                                       5,712            5,077
                                                                                    -----------      -----------
          Total non-interest expense                                                     23,812           20,616
                                                                                    -----------      -----------

Income before income taxes                                                               10,913           11,273
Income tax expense                                                                        3,896            4,060
                                                                                    -----------      -----------

          Net income                                                               $      7,017            7,213
                                                                                    ===========      ===========

Basic earnings per common share                                                    $       0.88             0.90
                                                                                    ===========      ===========
Diluted earnings per common share                                                  $       0.87             0.89
                                                                                    ===========      ===========
Dividends per common share                                                         $       0.26             0.24
                                                                                    ===========      ===========




See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                      For the three months
                                                                                         ended March 31,
                                                                                 -----------------------------
                                                                                       2000             1999
                                                                                       ----             ----

Net income                                                                        $     7,017          7,213
Other comprehensive income, net of tax:
     Unrealized gains (losses) on investment securities:
              Realized and unrealized holding losses arising during period             (2,103)        (3,020)
                                                                                  ------------    -----------
Other comprehensive loss, before tax                                                   (2,103)        (3,020)

Income tax benefit related to items of other comprehensive income                         820          1,178
                                                                                  ------------    -----------

Other comprehensive loss, after tax                                                    (1,283)        (1,842)
                                                                                  ------------    -----------

Comprehensive income                                                              $     5,734          5,371
                                                                                  ===========     ===========




See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                               2000               1999
                                                                                           -----------         -----------
Cash flows from operating activities:
   Net income                                                                             $      7,017         $     7,213
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                               1,245                 786
         Depreciation and amortization                                                           2,902               2,292
         Net premium amortization (discount accretion) on investment securities                    199                 (22)
         Gain on sales of other real estate owned                                                  (62)               (403)
         Gain on sales of property and equipment                                                    (1)                (25)
         Provision for deferred income taxes                                                      (100)                634
         Increase in interest receivable                                                          (477)               (723)
         Decrease (increase) in other assets                                                       305                (472)
         Increase (decrease) in accrued interest payable                                           729              (1,013)
         Increase in accounts payable and accrued expenses                                       1,552                 712
                                                                                           -----------          ----------
             Net cash provided by operating activities                                          13,309               8,979
                                                                                           -----------          ----------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                                   (1,050)            (25,574)
             Available-for-sale                                                                (11,953)            (32,582)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                    6,163              64,225
             Available-for-sale                                                                  6,357              19,518
     Extensions of credit to customers, net of repayments                                      (67,264)            (29,761)
     Recoveries of loans charged-off                                                               750                 824
     Proceeds from sales of other real estate                                                      123               1,103
     Capital expenditures, net                                                                  (3,281)             (2,762)
                                                                                          ------------         -----------
             Net cash used in investing activities                                             (70,155)             (5,009)
                                                                                          ------------         -----------
     Cash flows from financing activities:
          Net increase (decrease)  in deposits                                                  23,827             (28,226)
          Net increase (decrease) in Federal funds and repurchase agreements                    39,120             (28,282)
          Net increase (decrease) in other borrowed funds                                          743              (2,822)
          Repayments of long-term borrowings                                                      (157)               (450)
          Net decrease in debt issuance costs                                                       24                  24
          Proceeds from issuance of common stock                                                   462                 178
          Payments to retire common stock                                                       (2,491)             (1,218)
          Dividends paid on common stock                                                        (2,074)             (1,917)
                                                                                          ------------         -----------
             Net cash provided by (used in) financing activities                                59,454             (62,713)
                                                                                          ------------         -----------
             Net increase (decrease) in cash and cash equivalents                                2,608             (58,743)
     Cash and cash equivalents at beginning of period                                          162,306             204,019
                                                                                          ------------         -----------
     Cash and cash equivalents at end of period                                                164,914             145,276
                                                                                          ============         ===========

     Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                                              21,847              20,543
          Cash paid during the period for taxes                                                  3,730               3,995


Noncash investing and financing activities - The Company transferred loans of $0 and $255 to other real estate owned during the three month periods ended March 31, 2000 and 1999, respectively.


     See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 2000 presentation.

     In June 1998, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of SFAS No. 133 - an amendment of FASB Statement No. 133," deferring the effective date of SFAS No. 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. Management expects that adoption will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of March 31, 2000, the Company was not engaged in hedging activities nor did it hold any free-standing derivative instruments.

(2)  Computation of Earnings per Share

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three month periods ended March 31, 2000 and 1999.


                                                                            Three months ended
                                                                         3/31/00            3/31/99
                                                                         -------            -------

Weighted average common shares                                           7,960,660         7,982,673
Weighted average potential common shares                                   131,881           134,962


(3)  Cash Dividends

     On April 15, 2000, the Company declared and paid a cash dividend on first quarter earnings of $0.27 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 2000 dividend represents 30% of the Company's net income for the quarter ended March 31, 2000.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



The Company owns a 50% ownership interest in an aircraft and is jointly and severally liable for aircraft indebtedness of $1.5 million as of March 31, 2000. The indebtedness is funded by a banking subsidiary of the Company.

The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.3 million as of March 31, 2000.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three month period ended March 31, 2000, with comparisons to 1999 as applicable. All earnings per share figures are presented on a diluted basis.

FORWARD LOOKING STATEMENTS
     Certain statements contained in this review are " forward looking statements" that involve risk and uncertainties. The Company wishes to caution readers that the following factors, among others, may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions in those areas in which the Company operates, credit quality, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans and changes in governmental regulations.

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

     The Company's current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company's loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, Federal funds lines, borrowings and access to capital markets.

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

OVERVIEW
     The Company reported net income of $7.0 million, or $0.87 per share for the three months ended March 31, 2000, as compared to $7.2 million, or $0.89 per share recorded in the same period in 1999. Decreases in earnings for the first quarter of 2000 as compared to the same period last year are largely due to reduced residential real estate origination fees resulting from decreased demand for loan refinancing as interest rates rise, a one-time gain on other real estate recorded during the first quarter of 1999 and higher provisions for loan losses in 2000. Additionally, the Company has opened or acquired eight new branches since March 1999. These new branches reduce short-term profitability.

EARNING ASSETS
     Earning assets of $2,391 million at March 31, 2000 increased $62 million, or 2.7%, from $2,329 million at December 31, 1999 primarily due to internally generated growth in loans.

     Loans. Total loans increased $66 million, or 3.8%, to $1,789 million as of March 31, 2000 from $1,723 million as of December 31, 1999. All categories of loans increased from December 31, 1999 with the most significant growth occurring in commercial lending. Approximately 35% of loan growth is due to two commercial loans advanced during the first quarter of 2000. Management attributes the remaining growth in part to expansion of its market presence through a combination of successful marketing activities, new branch openings and generally strong loan demand in the Company's marketing areas.

     Income from Earning Assets. Interest income increased $5.1 million, or 11.5%, to $49.6 million for the three months ended March 31, 2000 from $44.5 million for the same period in 1999. Increases in interest income generated by increases in prime rate and strong loan demand more than offset decreases in loan fee income, primarily residential real estate origination fees. On a fully taxable equivalent basis, average earning assets for the three month period ended March 31, 2000 of $2,350 million yielded 8.60% while average earning assets of $2,179 million for the three months ended March 31, 1999 yielded 8.38%. New branches opened or acquired since March 1999 contributed $1.3 million of interest income during the first quarter 2000 on average earning assets of $61 million.

FUNDING SOURCES
     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

     Deposits. Total deposits increased $24 million, or 1.1%, to $2,142 million as of March 31, 2000 from $2,118 million as of December 31, 1999. Seasonal decreases in total deposits that historically occur during the first quarter of the year were offset in 2000 by internal growth. Increases in deposits were used primarily to fund loan growth.

     Other Funding Sources. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with commercial depositors, long-term borrowings and, on a seasonal basis, Federal funds purchased. Other funding sources increased $40 million, or 15.7%, to $294 million as of March 31, 2000 from $254 million as of December 31, 1999 primarily due to increases in Federal funds purchased. Increases in other funding sources were used to fund loan growth.

     Cost of Funding Sources. Interest expense for the three months ended March 31, 2000 of $22.6 million increased $3.1 million, or 15.9%, from $19.5 million for the same period in 1999 due to increases in the volume of interest-bearing liabilities combined with increases in interest rates since March 31, 1999. Average interest-bearing liabilities and trust preferred securities of $2,042 million during the three months ended March 31, 2000 yielded 4.45% while average interest-bearing liabilities and trust preferred securities of $1,861 million during the three months ended March 31, 1999 yielded 4.26%. New branches opened or acquired since March 1999 recorded interest expense of $617,000 on average interest-bearing liabilities of $56 million.

NET INTEREST INCOME
     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Net interest income on a fully-taxable equivalent ("FTE") basis of $27.7 million for the quarter ended March 31, 2000 increased $2.2 million, or 8.6%, from $25.5 million for the same period in the prior year. A higher mix of loans in earning assets has kept the net interest margin ratio stable at 4.74% for the three months ended March 31, 2000 as compared to 4.75% for the same period in 1999.

PROVISION FOR LOAN LOSS
     Provision for Loan Losses. The provision for loan losses creates an allowance for future loan losses. The loan loss provision is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provision for potential loan losses. The provision for loan losses increased $459,000, or 58.4%, to $1.2 million for the three months ended March 31, 2000 from $786,000 for the same period in the prior year primarily due to loan growth combined with increases in non-performing loans.

     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $13.4 million, or 69.1%, to $32.8 million as of March 31, 2000 as compared to $19.4 million as of March 31, 1999 primarily due to one commercial loan of $10 million placed on non-accrual during the fourth quarter of 1999 and slight deterioration in the agricultural market sector in 1999. At March 31, 2000, the ratio of non-performing loans to total loans is 1.84%. Non-performing loans as of December 31, 1999 totaled $31.2 million, or 1.81% of total loans.

NON-INTEREST INCOME
     The Company's principal sources of non-interest income include service charges on deposit accounts, data services revenues, income from fiduciary activities, comprised principally of fees earned on trust assets, and other service charges, commissions and fees. Non-interest income increased $1.2 million, or 15.6%, to $8.9 million for the three months ended March 31, 2000 from $7.7 million for the same period in 1999 with all four of the principal categories showing increases from prior year. Significant fluctuations are discussed below:

     Data Services Revenues. Data services revenues increased $486,000, or 30.4%, to $2.1 million for the quarter ended March 31, 2000 from $1.6 million for the same period in 1999. Approximately 30% of this increase is related to one new core processing customer added during the fourth quarter of 1999. The remaining increase is primarily due to a greater number of ATMs supported in the Company's network and a corresponding increase in transaction volumes.

     Other Service Charges, Commissions and Fees. Other service charges, commissions and fees increased $306,000, or 19.1%, to $1.9 million for the quarter ended March 31, 2000 as compared to $1.6 million for the same period in the prior year. Approximately 33% of this increase is related to loan servicing income on a loan portfolio purchased in late January 1999. The remaining increase is primarily attributable to higher debit card and foreign ATM transaction volumes, increases in ATM fees on foreign transactions and increases in number of correspondent banks using the Company's back-room processing services.

     Other Real Estate Income. Net other real estate (OREO) income decreased $320,000 to $60,000 for the three months ended March 31, 2000 as compared to $380,000 during the same period in 1999. Variations in net OREO income during the periods resulted principally from fluctuations in gains and losses on sales of OREO.

     Other Income. Other income, primarily brokerage fees, check printing income and foreign exchange fees, increased $421,000 to $851,000 for the three months ended March 31, 2000 from $430,000 for the same period in the prior year. Approximately 50% of this increase occurred in brokerage fees as the Company continued to expand the range and scope of brokerage services offered. The remaining increase is primarily attributable to increases in foreign exchange fees.

OTHER OPERATING EXPENSE
     Other operating expenses increased $3.2 million, or 15.5%, to $23.8 million for the quarter ended March 31, 2000 from $20.6 million for the same period in 1999. Significant components of this increase are discussed below:

     Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $1.7 million, or 15.6%, to $12.6 million for the three months ended March 31, 2000 as compared to $10.9 million for the same period in the prior year. Approximately 30% of this increase is directly attributable to new branches opened or acquired since March 1999. The remaining increase is primarily due to inflationary wage increases and increases in staffing levels resulting from expansion of brokerage services and growth in the data services division.

     Occupancy. Occupancy expense increased $196,000, or 11.5%, to $1.9 million for the three months ended March 31, 2000 compared to $1.7 million for the same period in 1999. Approximately 62% of this increase is directly attributable to new branches opened or acquired since March 1999. The remaining increase is primarily due to increased depreciation associated with the remodel of existing facilities.

     Furniture and Equipment. Furniture and equipment expenses increased $384,000, or 17.0% to $2.6 million for the three months ended March 31, 2000 from $2.3 million for the same period in 1999. Approximately 20% of this increase is directly attributable to the new branches opened or acquired since March 1999. The remaining increase is largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with introducing check-imaging technology.

     Other Expenses. Other expenses increased $636,000, or 12.5%, to $5.7 million for the quarter ended March 31, 2000 from $5.1 million for the same period in 1999. Approximately 71% of this increase is directly attributable to the eight new branches opened or acquired since March 1999. The remaining increase is primarily inflationary in nature.


                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of March 31, 2000, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 1999 Form 10-K.

                                    PART II.

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                           There have been no material changes in legal proceedings from December 31, 1999.


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

                  (b) No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date   May 12, 2000                        /s/ THOMAS W. SCOTT
     ------------------------              -----------------------------
                                           Thomas W. Scott
                                           President and Chief Executive Officer






Date   May 12, 2000                        /s/ TERRILL R. MOORE
     ------------------------              -----------------------------------
                                            Terrill R. Moore
                                            Senior Vice President and
                                            Chief Financial Officer