Form 10-Q
period 2000-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2000-08-14
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transaction period from          to
                                       --------    ---------

                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Montana                                     81-0331430
    -----------------------                      ---------------------------
    (State or other jurisdiction of               (IRS Employer
    incorporation or organization)                (Identification No.)

          PO Box 30918, 401 North 31st Street, Billings, MT 59116-0918
    ------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                            ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


The Registrant had 7,919,239 shares of common stock outstanding on June 30, 2000.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


                                   Index                                                                     Page
                                   -----                                                                     ----
PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999 (unaudited)                                          3

                      Consolidated Statements of Income
                      Three and six months ended June 30, 2000 and 1999 (unaudited)                            4

                      Consolidated Statements of Comprehensive Income
                      Three and six months ended June 30, 2000 and 1999 (unaudited)                            5

                      Consolidated Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999 (unaudited)                                      6

                      Notes to Unaudited Consolidated Financial Statements                                     7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                                9

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                              13


PART II.    OTHER INFORMATION

            Item 1 -  Legal Proceedings                                                                       14

            Item 2 -  Changes in Securities                                                                   14

            Item 3 -  Defaults on Senior Securities                                                           14

            Item 4 -  Submission of Matters to a Vote of Security Holders                                     14

            Item 5 -  Other Information                                                                       14

            Item 6 -  Exhibits and Reports on Form 8-K                                                        14


SIGNATURES                                                                                                    15


               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                              Assets                                                June 30,           December 31,
                              ------                                                  2000                 1999
                                                                                  ------------         ------------
Cash and due from banks                                                           $    152,789              146,943
Federal funds sold                                                                      18,620               10,415
Interest bearing deposits in banks                                                       3,544                4,948
Investment securities:
     Available-for-sale                                                                341,882              344,053
     Held-to-maturity                                                                  223,467              246,456
                                                                                  ------------         ------------
          Total investment securities                                                  565,349              590,509

Loans                                                                                1,874,737            1,722,961
Less allowance for loan losses                                                          30,889               29,599
                                                                                  ------------         ------------
     Net loans                                                                       1,843,848            1,693,362

Premises and equipment, net                                                             81,048               74,106
Accrued interest receivable                                                             25,939               24,506
Goodwill and core deposit intangible, net of accumulated
     amortization of $15,251 at June 30, 2000 and $13,714
     at December 31, 1999                                                               31,097               32,374
Other real estate owned, net                                                             1,070                1,445
Deferred tax asset                                                                      10,746                9,674
Other assets                                                                            23,317               21,984
                                                                                  ------------         ------------
                                                                                  $  2,757,367            2,610,266
                                                                                  ============         ============

               Liabilities and Stockholders' Equity
               ------------------------------------
Deposits:
     Non-interest bearing                                                         $    393,934              398,391
     Interest bearing                                                                1,743,637            1,719,792
                                                                                  ------------         ------------
          Total deposits                                                             2,137,571            2,118,183

Federal funds purchased                                                                 19,695                  900
Securities sold under repurchase agreements                                            202,696              188,024
Accrued interest payable                                                                14,973               13,331
Accounts payable and accrued expenses                                                    7,793                7,723
Other borrowed funds                                                                   128,760               41,875
Long-term debt                                                                          22,894               23,394
                                                                                  ------------         ------------
          Total liabilities                                                          2,534,382            2,393,430

Mandatorily redeemable preferred securities of subsidiary trust                         40,000               40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value;
     authorized 100,000 shares; no shares issued or outstanding as of
     June 30, 2000 or December 31, 1999                                                   --                  --
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,919,239 shares as of June 30, 2000
     and 7,993,250 shares as of  December 31, 1999                                       7,440               10,788
Retained earnings                                                                      182,384              172,078
Accumulated other comprehensive loss, net                                               (6,839)              (6,030)
                                                                                  ------------         ------------
          Total stockholders' equity                                                   182,985              176,836
                                                                                  ------------         ------------
                                                                                  $  2,757,367            2,610,266
                                                                                  ============         ============

          Book value per common share                                             $      23.11               22.12
                                                                                  ============         ============

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                 For the three months          For the six months
                                                                    ended June 30,               ended June 30,
                                                                ----------------------       -----------------------
                                                                   2000         1999            2000         1999
                                                                   ----         ----            ----         ----
Interest income:
   Interest and fees on loans                                   $  43,809       36,160           84,407       70,783
   Interest and dividends on investment securities:
      Taxable                                                       7,743        8,635           15,672       17,406
      Exempt from Federal taxes                                       894          823            1,777        1,618
   Interest on deposits in banks                                       33          124               55          182
   Interest on Federal funds sold                                     276          137              452          429
                                                                ---------    ---------       ----------   ----------
         Total interest income                                     52,755       45,879          102,363       90,418
                                                                ---------    ---------       ----------   ----------
Interest expense:
   Interest on deposits                                            18,667       16,305           36,691       32,884
   Interest on Federal funds purchased                                533          590              984          606
   Interest on securities sold under repurchase agreements          2,523        1,485            4,873        2,953
   Interest on other borrowed funds                                 1,504          284            1,866          367
   Interest on long-term debt                                         499          494            1,006          996
   Interest on mandatorily redeemable preferred securities
      of subsidiary trust                                             882          882            1,764        1,764
                                                                ---------    ---------       ----------   ----------
         Total interest expense                                    24,608       20,040           47,184       39,570
                                                                ---------    ---------       ----------   ----------

         Net interest income                                       28,147       25,839           55,179       50,848
Provision for loan losses                                           1,231          786            2,476        1,572
                                                                ---------    ---------       ----------   ----------
         Net interest income after provision for loan losses       26,916       25,053           52,703       49,276
Non-interest income:
   Income from fiduciary activities                                 1,164        1,050            2,348        2,154
   Service charges on deposit accounts                              3,066        2,882            5,927        5,444
   Data services                                                    2,172        1,604            4,289        3,235
   Other service charges, commissions, and fees                     2,030        1,724            3,895        3,283
   Net investment securities gains                                     44            1               44            1
   Other real estate income, net                                      255            3              315          383
   Other income                                                       981          645            1,832        1,075
                                                                ---------    ---------       ----------   ----------
      Total non-interest income                                     9,712        7,909           18,650       15,575
                                                                ---------    ---------       ----------   ----------
Non-interest expense:
   Salaries, wages and employee benefits                           12,446       11,051           25,095       21,941
   Occupancy, net                                                   1,954        1,674            3,888        3,412
   Furniture and equipment                                          2,748        2,391            5,393        4,652
   FDIC insurance                                                     115           58              223          116
   Goodwill and core deposit intangible amortization                  773          595            1,537        1,187
   Other expenses                                                   6,900        5,398           12,612       10,475
                                                                ---------    ---------       ----------   ----------
      Total non-interest expense                                   24,936       21,167           48,748       41,783
                                                                ---------    ---------       ----------   ----------

Income before income taxes                                         11,692       11,795           22,605       23,068
Income tax expense                                                  4,187        4,269            8,083        8,329
                                                                ---------    ---------       ----------   ----------
      Net income                                                $   7,505        7,526           14,522       14,739
                                                                =========    =========       ==========   ==========

Basic earnings per common share                                 $    0.95         0.95             1.83         1.85
Diluted earnings per common share                               $    0.93         0.93             1.80         1.82
Dividends per common share                                      $    0.27         0.27             0.53         0.51

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                              For the three months             For the six months
                                                                 ended June 30,                  ended June 30,
                                                           -------------------------       -------------------------
                                                              2000            1999            2000            1999
                                                              ----            ----            ----            ----

Net income                                                 $   7,505           7,526          14,522          14,739
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities:
    Realized and unrealized holding gains (losses)
       arising during period                                     821          (6,461)         (1,282)         (9,481)
    Add:  reclassification adjustment for gains
          included in net income                                 (44)             (1)            (44)             (1)
                                                           ---------       ---------       ---------       ---------
Other comprehensive income (loss), before tax                    777          (6,462)         (1,326)         (9,482)

Income tax benefit (expense) related to items of other
    comprehensive income                                        (303)          2,520             517           3,698
                                                           ---------       ---------       ---------       ---------
Other comprehensive income (loss), after tax                     474          (3,942)           (809)         (5,784)
                                                           ---------       ---------       ---------       ---------
Comprehensive income                                       $   7,979           3,584          13,713           8,955
                                                           =========       =========       =========       =========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   For the six months
                                                                                                     ended June 30,
                                                                                            -------------------------------
                                                                                               2000                 1999
                                                                                            -----------          ----------
Cash flows from operating activities:
   Net income                                                                               $    14,522              14,739
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan loss                                                                  2,476               1,572
         Depreciation and amortization                                                            5,906               4,901
         Net premium amortization on investment securities                                          199                 147
         Gain on sales of investments                                                               (44)                 (1)
         Gain on sales of other real estate owned                                                  (326)               (415)
         Loss (gain) on sales of property and equipment                                               1                 (20)
         Provision for deferred income taxes                                                       (414)                567
         Increase in interest receivable                                                         (1,605)               (566)
         Increase in other assets                                                                (1,380)             (1,919)
         Increase (decrease) in accrued interest payable                                          1,642              (3,122)
         Increase (decrease) in accounts payable and accrued expenses                                70              (1,166)
                                                                                            -----------          ----------
             Net cash provided by operating activities                                           21,047              14,717
                                                                                            -----------          ----------
Cash flows from investing activities:
   Purchases of investment securities:
             Held-to-maturity                                                                    (2,917)            (49,859)
             Available-for-sale                                                                 (21,717)            (38,117)
   Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                    23,801              86,898
             Available-for-sale                                                                  14,984              28,694
   Proceeds from sales of investment securities:
             Held-to-maturity                                                                     2,001                  --
             Available-for-sale                                                                   7,555                  --
   Extensions of credit to customers, net of repayments                                        (154,637)           (110,590)
   Recoveries of loans charged-off                                                                1,475               1,238
   Proceeds from sales of other real estate                                                         701               1,258
   Acquisition of branch banks                                                                       --              (5,833)
   Capital distributions from joint venture                                                         100                 125
   Capital expenditures, net                                                                    (11,469)             (5,332)
                                                                                            -----------          ----------
             Net cash used in investing activities                                             (140,123)            (91,518)
                                                                                            -----------          ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                                           19,388             (25,626)
   Net increase in Federal funds purchased and repurchase agreements                             33,467              23,587
   Net increase in other borrowed funds                                                          86,885              56,923
   Repayment of long-term borrowings                                                               (500)             (4,011)
   Net decrease in debt issuance costs                                                               47                  48
   Proceeds from issuance of common stock                                                           775                 466
   Payments to retire common stock                                                               (4,123)             (2,391)
   Dividends paid on common stock                                                                (4,216)             (4,066)
                                                                                            -----------          ----------
             Net cash provided by financing activities                                          131,723              44,930
                                                                                            -----------          ----------
             Net increase (decrease) in cash and cash equivalents                                12,647             (31,871)
Cash and cash equivalents at beginning of period                                                162,306             204,019
                                                                                            -----------          ----------
Cash and cash equivalents at end of period                                                  $   174,953             172,148
                                                                                            ===========          ==========

Supplemental disclosure of cash flow information:
     Cash paid during period for taxes                                                      $     8,210               8,012
     Cash paid during period for interest                                                        45,542              42,901
                                                                                            ===========          ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at June 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the June 30, 2000 presentation.

     In June 1998, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", addressing a limited number of implementation issues in applying SFAS No. 133. SFAS Nos. 133 and 138 are effective for all fiscal quarters or fiscal years beginning after June 15, 2000. Management expects that adoption will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of June 30, 2000, the Company was not engaged in hedging activities nor did it hold any freestanding derivative instruments.

(2)  Computation of Earnings per Share

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and six month periods ended June 30, 2000 and 1999.

                                                         Three months ended                  Six months ended
                                                      6/30/00         6/30/99            6/30/00          6/30/99
                                                      -------         -------            -------          -------
Weighted average common shares                       7,924,667       7,953,548           7,942,664        7,968,030
Weighted average potential common shares               123,402         149,797             127,641          142,571

(3)  Cash Dividends

     On July 14, 2000, the Company declared and paid a cash dividend on second quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 2000 dividend represents 30% of the Company's net income for the quarter ended June 30, 2000.

(4)  Non-Cash Investing and Financing Activities

     The Company transferred loans of $0 and $274 to other real estate owned during the six months ended June 30, 2000 and 1999, respectively.

     In June 2000, the Company finalized its allocation of purchase price related to 1999 acquisitions. Changes in preliminary estimates of the fair value of premises, equipment and loans, net of deferred taxes, resulted in a $260 increase in goodwill.

     In January 1999, the Company exchanged stock appreciation rights for stock options resulting in an increase in stockholders' equity of $1,200.

(5)  Commitments and Contingencies

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.2 million as of June 30, 2000.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and six month periods ended June 30, 2000, with comparisons to 1999 as applicable. All earnings per share figures are presented on a diluted basis.

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

     As a holding company, First Interstate BancSystem, Inc. (''FIBS'') is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. A large portion of FIBS's revenues are dividends received from its banking subsidiaries. In general, each banking subsidiary is limited, without the prior consent of its state and federal regulators, to paying dividends which do not exceed the current year net profits together with retained earnings from the two preceding calendar years. In addition, state or federal regulators may impose regulatory dividend limitations or prohibitions in certain circumstances. The banking subsidiaries are not subject to dividend limitations other than general limitations.

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

OVERVIEW
     The Company recorded net income of $7.5 million, or $0.93 per share, during the second quarters of 2000 and 1999. Net income for the six month period ended June 30, 2000 of $14.5 million, or $1.80 per share, decreased $217,000, or 1.5%, from $14.7 million, or $1.82 per share, for the same period in 1999. Increases in net interest income and non-interest income during the first half of 2000 were more than offset by higher provisions for loan losses, a $988,000 non-credit loss recorded during second quarter 2000 and the short-term adverse effects of eight new branches opened or acquired since January 1999.

EARNING ASSETS
     Earning assets of $2,462 million at June 30, 2000 increased $133 million, or 5.7 %, from $2,329 million at December 31, 1999 primarily due to internally generated loan growth.

     Loans. Total loans increased $152 million, or 8.9%, to $1,875 million as of June 30, 2000 from $1,723 million as of December 31, 1999. All categories of loans increased from December 31, 1999 with the most significant growth occurring in commercial and real estate lending. Approximately 36% of loan growth is due to four commercial and four real estate loans advanced during the first six months of 2000. Management attributes the remaining growth in part to expansion of its market presence through a combination of successful marketing activities, new branch openings and generally strong loan demand in the Company's marketing areas.

     Income from Earning Assets. Interest income for the second quarter 2000 of $52.8 million increased $6.9 million, or 15.0%, from $45.9 million for the same period in the prior year. Year-to-date interest income through June 30, 2000 of $102.4 million increased $12.0 million, from $90.4 million for the same period in 1999. Increases are due primarily to strong loan demand and increases in prime rate. On a fully taxable equivalent basis, average earning assets for the six month period ended June 30, 2000 of $2,389 million yielded 8.72% while average earning assets of $2,202 million for the same period in 1999 yielded 8.47%. New branches opened or acquired since May 1999 contributed $2.5 million of interest income during the first six months of 2000 on average earning assets of $60 million.

FUNDING SOURCES
     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

     Deposits. Total deposits increased $20 million, or 0.9%, to $2,138 million as of June 30, 2000 from $2,118 million as of December 31, 1999. Seasonal decreases in total deposits that historically occur during the first half of the year were offset in 2000 by internal growth. Increases in deposits were used primarily to fund loan growth.

     Other Funding Sources. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with depositors, long-term borrowings and, on a seasonal basis, Federal funds purchased. Other funding sources increased $120 million, or 47.3%, to $374 million as of June 30, 2000 from $254 million as of December 31, 1999 primarily due to increases in short-term borrowings from the Federal Home Loan Bank. Increases in other funding sources were used to fund loan growth.

     Cost of Funding Sources. Interest expense for the three month period ended June 30, 2000 of $24.6 million increased $4.6 million, or 23.0%, from $20.0 million for the same period in 1999. Interest expense increased $7.6 million, or 19.2%, to $47.2 million for the six months ended June 20, 2000 from $39.6 million for the same period in 1999. These increases are primarily due to increases in the volume of interest-bearing liabilities combined with increases in interest rates since June 30, 1999. Average interest-bearing liabilities and trust preferred securities of $2,082 million during the six months ended June, 2000 yielded 4.56% while average interest-bearing liabilities and trust preferred securities of $1,890 million during the six months ended June 30, 1999 yielded 4.22%. New branches opened or acquired since May 1999 recorded interest expense of $1.2 million on average interest-bearing liabilities of $54 million.

NET INTEREST INCOME
     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Net interest income on a fully-taxable equivalent ("FTE") basis of $56.5 million for the six months ended June 30, 2000 increased $4.6 million, or 8.9%, from $51.9 million for the same period in the prior year. A higher mix of loans in earning assets has kept the net interest margin ratio stable at 4.75% for the six months ended June 30, 2000 and 1999.

PROVISION FOR LOAN LOSS
     Provision for Loan Losses. The provision for loan losses creates an allowance for expected loan losses. The loan loss provision is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provision for loan losses. The provision for loan losses for the quarter ended June 30, 2000 of $1.2 million increased $445,000, or 56.6%, from $786,000 for the same period in the prior year. The provision for loan losses increased $904,000, or 56.5%, to $2.5 million for the six months ended June 30, 2000 from $1.6 million for the same period in 1999. Increases are primarily due to loan growth combined with increases in non-performing loans.

     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $9.6 million, or 50.0%, to $28.8 million as of June 30, 2000 as compared to $19.2 million as of June 30, 1999 primarily due to the loans of one commercial borrower aggregating $9 million placed on non-accrual during the third quarter of 1999. However, non-performing loans as of June 30, 2000 have decreased $2.4 million to $28.8 million from $31.2 million as of December 31, 2000. The ratio of non-performing loans to total loans at June 30, 2000 was 1.53% as compared to 1.81% at December 31, 1999.

NON-INTEREST INCOME
     The Company's principal sources of non-interest income include service charges on deposit accounts; data services revenues; income from fiduciary activities, comprised principally of fees earned on trust assets; and, other service charges, commissions and fees. Non-interest income increased $1.8 million, or 22.8%, to $9.7 million for the three months ended June 30, 2000 from $7.9 million for the same period in 1999. For the six month period ended June 30, 2000, non-interest income increased $3.1 million, or 19.9%, to $18.7 million as compared to $15.6 million for the same period in 1999. All principal categories of non-interest income showed quarter-to-date and year-to-date increases from prior year. Significant fluctuations are discussed below:

     Service Charges on Deposit Accounts. Service charges on deposit accounts of $3.1 million for the quarter ended June 30, 2000 increased $184,000, or 6.4%, from $2.9 million for the same period in 1999. For the six month period ended June 30, 2000 service charges on deposit accounts of $5.9 million increased $483,000, or 9.0%, from $5.4 million for the same period in 1999. Approximately 34% of the year-to-date increase is directly attributable to the new branches opened or acquired since May 1999. The remaining increase is primarily attributable to overdraft fees.

     Data Services Revenues. Data services revenues increased $568,000, or 35.5%, to $2.2 million for the quarter ended June 30, 2000 from $1.6 million for the same period in 1999. For the six month period ended June 30, 2000, data services revenues of $4.3 million increased $1.1 million, or 34.4%, from $3.2 million during the same period in 1999. Approximately 27% of this increase is related to one new core-processing customer added during the fourth quarter of 1999. The remaining increase is primarily due to a greater number of ATMs supported in the Company's network and corresponding increases in transaction volumes.

     Other Service Charges, Commissions and Fees. Other service charges, commissions and fees of $2.0 million for the three months ended June 30, 2000 increased $306,000, or 18.0%, from $1.7 million for the same period in 1999. For the six months ended June 30, 2000, other service charges, commissions and fees increased $612,000, or 18.6%, to $3.9 million as compared to $3.3 million for the same period in 1999. These increases are primarily attributable to loan servicing income resulting from strong loan demand; ATM fee income resulting from higher debit card and foreign ATM transaction volumes and increases in fees for foreign ATM transactions; and, correspondent processing fees resulting from increases in number of correspondent banks using the Company's back-room processing services.

     Other Income. Other income, primarily brokerage fees, check printing income and foreign exchange fees, increased $336,000, or 52.1%, to $981,000 for the three months ended June 30, 2000 from $645,000 for the same period in the prior year. For the six months ended June 30, 2000, other income of $1.8 million increased $757,000, or 68.8%, from $1.1 million during the same period in the prior year. Approximately 42% of the year-to-date increase is attributable to increased brokerage fees resulting from continuing expansion in the number of markets served by the Company's brokerage offices. The remaining increase is primarily due to the recovery of a $101,000 prior year non-credit loss.


OTHER OPERATING EXPENSE
     Other operating expenses increased $3.7 million, or 17.5%, to $24.9 million for the quarter ended June 30, 2000 from $21.2 million for the same period in 1999. For the six month period ending June 30, 2000, other operating expense increased $6.9 million, or 16.5%, to $48.7 million as compared to $41.8 million for the same period in the prior year. Significant components of this increase are discussed below:

     Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $1.3 million, or 11.7%, to $12.4 million for the three months ended June 30, 2000 as compared to $11.1 million for the same period in the prior year. Salaries, wages and employee benefits expense of $25.1 million for the six month period ended June 30, 2000 increased $3.2 million, or 14.6%, from $21.9 million for the same period in 1999. Approximately 30% of the year-to-date increase is directly attributable to new branches opened or acquired since May 1999. The remaining increase is primarily due to inflationary wage increases and increases in staffing levels resulting from expansion of brokerage services and growth in the data services division.

     Occupancy. Occupancy expense increased $280,000, or 16.5%, to $2.0 million for the three months ended June 30, 2000 compared to $1.7 million for the same period in 1999. Year-to-date through June 30, 2000, occupancy expense of $3.9 million increased $476,000, or 14.0%, from $3.4 million during the same period in the prior year. Approximately 47% of the year-to-date increase is directly attributable to new branches opened or acquired since May 1999. The remaining increase is primarily due to increased depreciation associated with the recent remodel of existing facilities.

     Furniture and Equipment. Furniture and equipment expenses increased $357,000, or 14.9% to $2.7 million for the three months ended June 30, 2000 from $2.4 million for the same period in 1999. Year-to-date through June 30, 2000, furniture and equipment expense increased $741,000, or 15.8%, to $5.4 million as compared to $4.7 million for the same period in the prior year. Approximately 20% of the year-to-date increase is directly attributable to new branches opened or acquired since May 1999. The remaining increase is largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with introducing check-imaging technology.

     FDIC Insurance. Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums of $115,000 and $223,000 for the three and six months ended June 30, 2000, respectively, are approximately double the amounts recorded during the same periods in 1999. The increase resulted from an increase in FDIC FICO bond assessment effective January 1, 2000. FDIC deposit insurance rates reflect the Company's well-capitalized rating by the FDIC.

     Goodwill and Core Deposit Intangible Amortization. Goodwill and core deposit intangible amortization expense of $773,000 for the quarter ended June 30, 2000 increased $178,000, or 29.9%, from $595,000 during the same period in 1999. Year-to-date goodwill and core deposit amortization expense of $1.5 million through June 30, 2000 increased $350,000, or 29.2%, from $1.2 million for the same period in 1999. Increases in goodwill and core deposit intangible amortization expense result from an acquisition occurring in July 1999.

     Other Expenses. Other expenses increased $1.5 million, or 27.8%, to $6.9 million for the quarter ended June 30, 2000 from $5.4 million for the same period in 1999. Other expenses of $12.6 million for the six months ended June 30, 2000 increased $2.1 million, or 20.0%, from $10.5 million during the same period in 1999. Approximately 32% of the year-to-date increase is directly attributable to new branches opened or acquired since May 1999. The remaining increase is primarily due to a non-credit loss of $988,000 recorded during the second quarter 2000. Management believes there is potential for recovery of this loss in future quarters.

                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of June 30, 2000, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 1999 Form 10-K.

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


ITEM 2.           CHANGES IN SECURITIES
                           None.


ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           The following matter was submitted to a vote of
                  security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on April 27, 2000:

                             Matter                             For               Against            Not Voted
                   -----------------------------------------------------------------------------------------------------
                    Election of Directors:
                           Lyle R. Knight                   7,313,490              1,639               645,263
                           James R. Scott                   7,315,129                 --               645,263
                           Sandra A. Suzor                  7,314,807                322               645,263

ITEM 5.           OTHER INFORMATION
                           Not applicable or required.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits
                      27. Financial Data Schedule.

                  (b) No reports were filed on Form 8-K during the quarter ended
                      June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date   August 11, 2000                    /s/ THOMAS W. SCOTT
     ---------------------------         ---------------------------------------
                                         Thomas W. Scott
                                         Chief Executive Officer





Date   August 11, 2000                    /s/ TERRILL R. MOORE
     ---------------------------         ---------------------------------------
                                         Terrill R. Moore
                                         Senior Vice President and
                                         Chief Financial Officer