Form 10-Q
period 2000-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2000-11-13
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transaction period from         to
                                               -------    -------

                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            Montana                                          81-0331430
-----------------------------                       ----------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            (Identification No.)

          PO Box 30918, 401 North 31st Street, Billings, MT 59116-0918
          ------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                           --------------


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

The Registrant had 7,919,032 shares of common stock outstanding on September 30, 2000.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


                  INDEX                                                                         PAGE

PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999 (unaudited)                        3

                      Consolidated Statements of Income
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)         4

                      Consolidated Statements of Comprehensive Income
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)         5

                      Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2000 and 1999 (unaudited)                   6

                      Notes to Unaudited Consolidated Financial Statements                        7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                   9

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                 13


PART II.    OTHER INFORMATION

            Item 1 -  Legal Proceedings                                                          14

            Item 2 -  Changes in Securities                                                      14

            Item 3 -  Defaults on Senior Securities                                              14

            Item 4 -  Submission of Matters to a Vote of Security Holders                        14

            Item 5 -  Other Information                                                          14

            Item 6 -  Exhibits and Reports on Form 8-K                                           14

SIGNATURES                                                                                       15

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                              Assets                                                  September 30,       December 31,
                                                                                          2000                1999
                                                                                      ------------        -----------
Cash and due from banks                                                               $   169,534             146,943
Federal funds sold                                                                         15,025              10,415
Interest bearing deposits in banks                                                          7,411               4,948
Investment securities:
  Available-for-sale                                                                      368,451             344,053
  Held-to-maturity                                                                        216,641             246,456
                                                                                      -----------         -----------
     Total investment securities                                                          585,092             590,509

Loans                                                                                   1,945,875           1,722,961
Less allowance for loan losses                                                             31,864              29,599
                                                                                      -----------         -----------
Net loans                                                                               1,914,011           1,693,362

Premises and equipment, net                                                                86,642              74,106
Accrued interest receivable                                                                31,770              24,506
Goodwill and core deposit intangible, net of accumulated
     amortization of $16,168 at September 30, 2000 and $13,714
     at December 31, 1999                                                                  43,308              32,374
Other real estate owned, net                                                                2,819               1,445
Deferred tax asset                                                                          8,692               9,674
Other assets                                                                               24,203              21,984
                                                                                      -----------         -----------
                                                                                      $ 2,888,507           2,610,266
                                                                                      ===========         ===========

               Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                                $   442,264             398,391
  Interest bearing                                                                      1,870,596           1,719,792
                                                                                      -----------         -----------
     Total deposits                                                                     2,312,860           2,118,183

Federal funds purchased                                                                    36,305                 900
Securities sold under repurchase agreements                                               224,516             188,024
Accrued interest payable                                                                   17,488              13,331
Accounts payable and accrued expenses                                                       8,898               7,723
Other borrowed funds                                                                       13,232              41,875
Long-term debt                                                                             44,052              23,394
                                                                                      -----------         -----------
     Total liabilities                                                                  2,657,351           2,393,430

Mandatorily redeemable preferred securities of subsidiary trust                            40,000              40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of
     September 30, 2000 or December 31, 1999                                                   --                  --
Common stock without par value; authorized 20,000,000 shares;
  issued and outstanding 7,919,032 shares as of September 30, 2000
  and 7,993,250 shares as of  December 31, 1999                                             7,363              10,788
Retained earnings                                                                         187,984             172,078
Accumulated other comprehensive loss, net                                                  (4,191)             (6,030)
                                                                                      -----------         -----------
     Total stockholders' equity                                                           191,156             176,836
                                                                                      -----------         -----------
                                                                                      $ 2,888,507           2,610,266
                                                                                      ===========         ===========

     Book value per common share                                                      $     24.14               22.12
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

                        FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Income
                           (Dollars in thousands, except per share data)
                                            (Unaudited)


                                                              For the three months          For the nine months
                                                              ended September 30,           ended September 30,
                                                              --------------------          -------------------
                                                               2000          1999             2000         1999
                                                               ----          ----             ----         ----
Interest income:
  Interest and fees on loans                              $    46,922       38,301          131,329      109,084
  Interest and dividends on investment securities:
    Taxable                                                     7,715        8,558           23,387       25,964
    Exempt from Federal taxes                                     902          859            2,679        2,477
  Interest on deposits in banks                                    34           34               89          216
  Interest on Federal funds sold                                  506          437              958          866
                                                             ---------    ---------       ----------   ----------
      Total interest income                                    56,079       48,189          158,442      138,607
                                                            ---------    ---------       ----------   ----------
Interest expense:
  Interest on deposits                                         20,779       17,002           57,470       49,886
  Interest on Federal funds purchased                             537          697            1,521        1,303
  Interest on securities sold under repurchase agreements       2,861        1,798            7,734        4,751
  Interest on other borrowed funds                              1,083          432            2,949          799
  Interest on long-term debt                                      827          572            1,833        1,568
  Interest on mandatorily redeemable preferred securities
    of subsidiary trust                                           883          883            2,647        2,647
                                                            ---------    ---------       ----------   ----------
      Total interest expense                                   26,970       21,384           74,154       60,954
                                                            ---------    ---------       ----------   ----------

      Net interest income                                      29,109       26,805           84,288       77,653
Provision for loan losses                                       1,222          931            3,698        2,503
                                                            ---------    ---------       ----------   ----------
      Net interest income after provision for loan losses      27,887       25,874           80,590       75,150
Non-interest income:
  Income from fiduciary activities                              1,298        1,152            3,646        3,306
  Service charges on deposit accounts                           3,204        2,971            9,131        8,415
  Data services                                                 2,112        1,856            6,401        5,091
  Other service charges, commissions, and fees                  2,107        1,845            6,002        5,128
  Net investment securities gains                                   1           16               45           17
  Other real estate income, net                                   475          (24)             790          359
  Other income                                                  1,021          816            2,853        1,891
                                                            ---------    ---------       ----------   ----------
      Total non-interest income                                10,218        8,632           28,868       24,207
                                                            ---------    ---------       ----------   ----------
Non-interest expense:
  Salaries, wages and employee benefits                        13,637       11,572           38,732       33,513
  Occupancy, net                                                2,075        1,833            5,963        5,245
  Furniture and equipment                                       2,667        2,692            8,060        7,344
  FDIC insurance                                                  106           57              329          173
  Goodwill and core deposit intangible amortization               917          773            2,454        1,960
  Other expenses                                                6,520        5,902           19,132       16,377
                                                            ---------    ---------       ----------   ----------
      Total non-interest expense                               25,922       22,829           74,670       64,612
                                                            ---------    ---------       ----------   ----------

Income before income taxes                                     12,183       11,677           34,788       34,745
Income tax expense                                              4,366        4,209           12,449       12,538
                                                            ---------    ---------       ----------   ----------
      Net income                                            $   7,817        7,468           22,339       22,207
                                                            =========    =========       ==========   ==========

Basic earnings per common share                             $    0.99         0.94             2.82         2.79
Diluted earnings per common share                           $    0.97         0.92             2.77         2.74
Dividends per common share                                  $    0.28         0.28             0.81         0.79

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)



                                                                 For the three months           For the nine months
                                                                  ended September 30,            ended September 30,
                                                                 ---------------------          --------------------
                                                                 2000             1999          2000            1999
                                                                 ----             ----          ----            ----
Net income                                                    $  7,817           7,468          22,339          22,207
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investment securities:
       Realized and unrealized holding gains (losses)
            arising during period                                4,342             116           3,060          (9,365)
       Reclassification adjustment for gains
            included in net income                                  (1)            (16)            (45)            (17)
                                                              --------        --------        --------        --------
Other comprehensive income (loss), before tax                    4,341             100           3,015          (9,382)

Income tax benefit (expense) related to items of other
    comprehensive income                                        (1,693)            (39)         (1,176)          3,659
                                                              --------        --------        --------        --------

Other comprehensive income (loss), after tax                     2,648              61           1,839          (5,723)
                                                              --------        --------        --------        --------

Comprehensive income                                          $ 10,465           7,529          24,178          16,484
                                                              ========        ========        ========        ========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                               For the nine months
                                                                                                ended September 30,
                                                                                             --------------------------
                                                                                                2000             1999
                                                                                             --------           -------
Cash flows from operating activities:
   Net income                                                                                $  22,339           22,207
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                               3,698            2,503
         Depreciation and amortization                                                           9,072            7,939
         Net premium amortization on investment securities                                         219              308
         Gain on sales of investments                                                              (45)             (17)
         Gain on sales of other real estate owned                                                 (410)            (415)
         Gain on sales of property and equipment                                                  (176)             (17)
         Provision (benefit) for deferred income taxes                                            (401)             679
         Increase in interest receivable                                                        (6,480)          (5,159)
         Decrease (increase) in other assets                                                    (2,092)              61
         Increase in accrued interest payable                                                    3,923              352
         Increase (decrease) in accounts payable and accrued expenses                              567           (1,040)
                                                                                             ---------        ---------
             Net cash provided by operating activities                                          30,214           27,401
                                                                                             ---------        ---------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                                   (8,924)         (61,560)
             Available-for-sale                                                                (35,590)         (40,460)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                   37,466           98,381
             Available-for-sale                                                                 23,174           42,473
     Proceeds from sales of investment securities:
             Held-to-maturity                                                                    2,001            7,009
             Available-for-sale                                                                  7,556               --
     Extensions of credit to customers, net of repayments                                     (164,290)        (169,327)
     Recoveries of loans charged-off                                                             1,908            2,125
     Proceeds from sales of other real estate                                                      980            1,258
     Acquisition of branch banks, net of cash acquired                                         (13,288)           9,469
     Capital distributions from joint venture                                                      100              125
     Capital expenditures, net                                                                 (18,363)         (10,990)
                                                                                             ---------        ---------
             Net cash used in investing activities                                            (167,270)        (121,497)
                                                                                             ---------        ---------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                       114,595           (3,810)
     Net increase in Federal funds purchased and repurchase agreements                          71,897           63,632
     Net increase (decrease) in other borrowed funds                                           (30,643)          35,022
     Proceeds from long-term borrowings                                                         24,900            5,500
     Repayment of long-term borrowings                                                          (4,242)          (9,557)
     Net decrease in debt issuance costs                                                            71               71
     Proceeds from issuance of common stock                                                      1,815            2,581
     Payments to retire common stock                                                            (5,240)          (3,568)
     Dividends paid on common stock                                                             (6,433)          (6,290)
                                                                                             ---------        ---------
             Net cash provided by financing activities                                         166,720           83,581
                                                                                             ---------        ---------
             Net increase (decrease) in cash and cash equivalents                               29,664          (10,515)
Cash and cash equivalents at beginning of period                                               162,306          204,019
                                                                                             ---------        ---------
Cash and cash equivalents at end of period                                                   $ 191,970          193,504
                                                                                             =========        =========

Supplemental disclosure of cash flow information:
     Cash paid during period for taxes                                                       $  11,360           12,402
     Cash paid during period for interest                                                       70,231           60,573
                                                                                             =========        =========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)    Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the September 30, 2000 presentation.

       In June 1998, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", addressing a limited number of implementation issues in applying SFAS No. 133. SFAS Nos. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management expects that adoption will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of September 30, 2000, the Company was not engaged in hedging activities nor did it hold any derivative instruments.

(2)    Computation of Earnings per Share

       Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table shows weighted average common shares and weighted average potential common shares for the three and nine month periods ended September 30, 2000 and 1999.


                                                       Three months ended                  Nine months ended
                                                      9/30/00         9/30/99            9/30/00          9/30/99
                                                      -------         -------            -------          -------
       Weighted average common shares                7,905,605       7,953,331          7,930,220        7,957,010
       Weighted average potential common shares        114,285         147,442            123,157          144,021

(3)    Cash Dividends

       On October 13, 2000, the Company declared and paid a cash dividend on third quarter earnings of $0.30 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 2000 dividend represents 30% of the Company's net income for the quarter ended September 30, 2000.

(4)    Non-Cash Investing and Financing Activities

       The Company transferred loans of $1,425 and $459 to other real estate owned during the nine months ended September 30, 2000 and 1999, respectively.

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

       The Company is an anchor tenant in a building owned by a joint venture partnership in which the Company owns a 50% partnership interest. The Company is jointly and severally liable for joint venture partnership indebtedness of $9.0 million as of September 30, 2000.

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

(6)    Acquisitions

       On August 1, 2000, the Company purchased all of the outstanding stock of Equality Bankshares, Inc., a one-bank holding company with three branch offices located in Cheyenne, Evansville and Mills, Wyoming ("Cheyenne acquisition"). The total cash purchase price paid at closing of $20.3 million was funded through available cash on hand and a $19.0 million advance on the Company's revolving term note. At the purchase date, Equality Bankshares, Inc. had total loans of approximately $64 million and total deposits of approximately $80 million. Excess purchase price over the fair value of identifiable net assets is being amortized using the straight-line method over a period of 20 years. The intangible value of depositor relationships is being amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and nine month periods ended September 30, 2000, with comparisons to 1999 as applicable. All earnings per share figures are presented on a diluted basis.

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

       The Company's current liquidity position is supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. In addition, maturing balances in the Company's loan portfolio provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, Federal funds lines, borrowings and access to capital markets.

       As a holding company, First Interstate BancSystem, Inc. ("FIBS") is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. A large portion of FIBS's revenues are dividends received from its banking subsidiaries. In general, each banking subsidiary is limited, without the prior consent of its state and federal regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years. In addition, state or federal regulators may impose regulatory dividend limitations or prohibitions in certain circumstances. The banking subsidiaries are not subject to dividend limitations other than general limitations.

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

OVERVIEW
       The Company recorded net income of $7.8 million, or $0.97 per share, during the third quarter of 2000 compared to $7.5 million, or $0.92 per share, for the same period in 1999. Third quarter 2000 net income surpassed second quarter 2000 net income of $7.5 million, or $0.93 per share, primarily due to a gain on the sale of other real estate and the partial recovery of a previously recorded non-credit loss.

       Net income for the nine month period ended September 30, 2000 of $22.3 million, or $2.77 per share, increased $132,000, or 0.6%, from $22.2 million, or $2.74 per share, for the same period in 1999. Increases in net interest income and non-interest income during the first nine months of 2000 were offset by higher provisions for loan losses, two non-credit losses aggregating $863,000 (net of recoveries) recorded in 2000 and the short-term dilutive effects of sixteen new branches opened or acquired since January 1999.

EARNING ASSETS
       Earning assets of $2,553 million at September 30, 2000 increased $224 million, or 9.6 %, from $2,329 million at December 31, 1999 primarily due to loan growth.

       Loans. Total loans increased $223 million, or 12.9%, to $1,946 million as of September 30, 2000 from $1,723 million as of December 31, 1999. All categories of loans increased from December 31, 1999 with the exception of agricultural loans, which decreased slightly. Management attributes loan growth to expansion of the Company's market presence through a combination of successful marketing activities, acquisitions and new branch openings combined with generally strong loan demand in the Company's marketing areas. Approximately $64 million of the increase in total loans is attributable to the Cheyenne acquisition. Of the remaining increase, approximately $57 million relates to three commercial and four real estate loans advanced in 2000.

       Income from Earning Assets. Interest income for the third quarter of 2000 of $56.1 million increased $7.9 million, or 16.4%, from $48.2 million for the same period in the prior year. Year-to-date interest income through September 30, 2000 of $158.4 million increased $19.8 million, or 14.3%, from $138.6 million for the same period in 1999. Increases are due primarily to strong loan demand and increases in the prime lending rate. On a fully taxable equivalent basis, average earning assets for the nine month period ended September 30, 2000 of $2,436 million yielded 8.80% while average earning assets of $2,243 million for the same period in 1999 yielded 8.35%. New branches opened or acquired since January 1999 contributed $5.5 million of interest income during the nine months ended September 30, 2000.

FUNDING SOURCES
       The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

       Deposits. Total deposits increased $195 million, or 9.2%, to $2,313 million as of September 30, 2000 from $2,118 million as of December 31, 1999. Approximately $80 million of the increase in deposits is attributable to the Cheyenne acquisition. The remaining increase is the result of internal growth. Increases in deposits were primarily used to fund loan growth.

       Other Borrowed Funds. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with depositors, and, on a seasonal basis, Federal funds purchased. Other borrowed funds increased $43 million, or 18.6%, to $274 million as of September 30, 2000 from $231 million as of December 31, 1999. Increases in other borrowed funds were primarily used to fund loan growth.

       Long-term Debt. Long-term debt increased $21 million, or 91.3%, to $44 million as of September 30, 2000 from $23 million as of December 31, 2000. Additional borrowings were used to fund the Cheyenne acquisition in August 2000.

       Cost of Funding Sources. Interest expense for the three month period ended September 30, 2000 of $27.0 million increased $5.6 million, or 26.2%, from $21.4 million for the same period in 1999. Interest expense increased $13.2 million, or 21.6%, to $74.2 million for the nine months ended September 30, 2000 from $61.0 million for the same period in 1999. These increases are primarily due to increases in the volume of interest-bearing liabilities combined with increases in interest rates since September 30, 1999. Average interest-bearing liabilities and trust preferred securities of $2,123 million during the nine months ended September 30, 2000 cost 4.67% while average interest-bearing liabilities and trust preferred securities of $1,929 million during the nine months ended September 30, 1999 cost 4.23%. New branches opened or acquired since January 1999 recorded interest expense of $2.5 million.

NET INTEREST INCOME
         The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. On a fully-taxable equivalent basis ("FTE"), net interest income of $86.3 million for the nine months ended September 30, 2000 increased $7.1 million, or 9.0%, from $79.2 million for the same period in the prior year. A higher mix of loans in earning assets has kept the net interest margin ratio stable at 4.73% for the nine months ended September 30, 2000 as compared to 4.72% for the same period in 1999.

PROVISION FOR LOAN LOSS
       Provision for Loan Losses. The provision for loan losses creates an allowance for expected loan losses. The loan loss provision is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provision for loan losses. The provision for loan losses for the quarter ended September 30, 2000 of $1.2 million increased $291,000, or 31.3%, from $931,000 for the same period in the prior year. The provision for loan losses increased $1.2 million, or 48.0%, to $3.7 million for the nine months ended September 30, 2000 from $2.5 million for the same period in 1999. The increase in the provision for loan losses between periods is primarily the result of loan growth and increases in non-performing loans.

       Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $1.3 million, or 4.2%, to $32.5 million as of September 30, 2000 from $31.2 million as of December 31, 1999. However, the ratio of non-performing loans to total loans at September 30, 2000 was 1.67% as compared to 1.81% at December 31, 1999 and 1.95% at September 30, 1999.

NON-INTEREST INCOME
       The Company's principal sources of non-interest income include service charges on deposit accounts; data services revenues; income from fiduciary activities, comprised principally of fees earned on trust assets; and, other service charges, commissions and fees. Non-interest income increased $1.6 million, or 18.6% to $10.2 million for the three months ended September 30, 2000 from $8.6 million for the same period in 1999. Year-to-date through September 30, 2000, non-interest income increased $4.7 million, or 19.4%, to $28.9 million as compared to $24.2 million for the same period in 1999. All significant categories of non-interest income showed quarter-to-date and year-to-date increases from prior year. Significant fluctuations are discussed below:

       Income from Fiduciary Activities. Income from fiduciary activities of $1.3 million during the third quarter of 2000 increased $146,000, or 12.2%, from $1.2 million for the same period in 1999. Year-to-date through September 30, 2000, income from fiduciary activities increased $340,000, or 10.3%, to $3.6 million from $3.3 million for the same period in 1999. These increases are primarily attributable to growth in customer assets under trust management.

       Service Charges on Deposit Accounts. Service charges on deposit accounts of $3.2 million for the quarter ended September 30, 2000 increased $233,000, or 7.8%, from $3.0 million for the same period in 1999. Year-to-date through September 30, 2000, service charges on deposit accounts of $9.1 million increased $716,000, or 8.5%, from $8.4 million for the same period in 1999. Approximately 44% of the year-to-date increase is directly attributable to new branches opened or acquired since the beginning of 1999. The remaining increase occurred primarily in overdraft fee charges.

       Data Services Revenues. Data services revenues increased $256,000, or 13.5%, to $2.1 million for the quarter ended September 30, 2000 from $1.9 million for the same period in 1999. Year-to-date through September 30, 2000, data services revenues of $6.4 million increased $1.3 million, or 25.5%, from $5.1 million during the same period in 1999. Approximately 34% of this increase results from the addition of one new customer during the fourth quarter of 1999. The remaining increase is primarily due to increases in ATM transaction volumes combined with greater numbers of ATMs supported by the Company's ATM network.

       Other Service Charges, Commissions and Fees. Other service charges, commissions and fees of $2.1 million for the three months ended September 30, 2000 increased $262,000, or 14.6%, from $1.8 million for the same period in 1999. Year-to-date through September 30, 2000, other service charges, commissions and fees of $6.0 million increased $874,000, or 17.1%, from $5.1 million for the same period in 1999. These increases are primarily attributable to loan servicing income resulting from strong loan demand; ATM fee income resulting from higher debit card and foreign ATM transaction volumes combined with increases in fees for foreign ATM transactions; and, correspondent processing fees resulting from increases in the number of correspondent banks using the Company's back-room processing services.

       Other Real Estate Income. Net other real estate (OREO) income increased $431,000, or 120.1%, to $790,000 for the nine months ended September 30, 2000 from $359,000 for the same period in 1999. Variations in net OREO income during the periods are principally the result of fluctuations in gains and losses on sales of OREO.

       Other Income. Other income, primarily brokerage fees, check printing income and foreign exchange fees, increased $205,000, or 25.1%, to $1.0 million for the three months ended September 30, 2000 from $816,000 for the same period in the prior year. For the nine months ended September 30, 2000, other income of $2.9 million increased $1.0 million, or 52.6%, from $1.9 million during the same period in the prior year. Approximately 46% of the year-to-date increase occurred in brokerage fees and is the result of expansion in the number of markets served by the Company's brokerage offices. The remaining increase is primarily due to the recovery of a $101,000 prior year non-credit loss and a $269,000 gain recognized on the sale of an aircraft.


OTHER OPERATING EXPENSE
       Other operating expenses increased $3.1 million, or 13.6%, to $25.9 million for the quarter ended September 30, 2000 from $22.8 million for the same period in 1999. Year-to-date through September 30, 2000, other operating expense of $74.7 million increased $10.1 million, or 15.6%, from $64.6 million for the same period in the prior year. Significant components of this increase are discussed below:

       Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $2.0 million, or 17.2%, to $13.6 million for the three months ended September 30, 2000 as compared to $11.6 million for the same period in the prior year. Salaries, wages and employee benefits expense of $38.7 million for the nine month period ended September 30, 2000 increased $5.2 million, or 15.5%, from $33.5 million for the same period in 1999. Approximately 27% of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is primarily due to inflationary wage increases, increases in administrative staffing levels to support the Company's expanding number of branches, and growth in the brokerage services division.

       Occupancy. Occupancy expense increased $242,000, or 13.4%, to $2.1 million for the three months ended September 30, 2000 compared to $1.8 million for the same period in 1999. Year-to-date through September 30, 2000, occupancy expense of $6.0 million increased $718,000, or 13.8%, from $5.2 million during the sam period in the prior year. Approximately 39% of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is primarily due to increased depreciation associated with the remodel and upgrade of existing facilities.

       Furniture and Equipment. Furniture and equipment expenses decreased $25,000, or 0.9% to $2.7 million for the three months ended September 30, 2000 from $2.7 million for the same period in 1999. Year-to-date through September 30, 2000, furniture and equipment expense increased $716,000, or 9.8%, to $8.1 million as compared to $7.3 million for the same period in the prior year. Approximately 27% of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with introducing check-imaging technology.

       FDIC Insurance. Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums of $106,000 and $329,000 for the three and nine months ended September 30, 2000, respectively, are approximately double the amounts recorded during the same periods in 1999. The increase in premiums resulted from an increase in FDIC FICO bond assessment effective January 1, 2000. FDIC deposit insurance rates reflect the Company's well-capitalized rating by the FDIC.

       Goodwill and Core Deposit Intangible Amortization. Goodwill and core deposit intangible amortization expense of $917,000 for the quarter ended September 30, 2000 increased $144,000, or 18.6%, from $773,000 during the same period in 1999. Year-to-date through September 30, 2000, goodwill and core deposit amortization expense of $2.5 million increased $494,000, or 24.7%, from $2.0 million for the same period in 1999. Increases in goodwill and core deposit intangible amortization expense are the result of acquisitions in July 1999 and August 2000.

       Other Expenses. Other expenses increased $618,000, or 10.5%, to $6.5 million for the quarter ended September 30, 2000 from $5.9 million for the same period in 1999. Other expenses of $19.1 million for the nine months ended September 30, 2000 increased $2.7 million, or 16.5%, from $16.4 million during the same period in 1999. Approximately 31% of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. In addition, the Company recorded two non-credit losses aggregating $863,000, net of recoveries, during the second and third quarters of 2000. Management believes there is potential for recovery of these losses in future quarters. The remaining year-to-date increase is primarily due to advertising, public relations and travel expenses.



                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of September 30, 2000, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation S-K as presented in the Company's December 31, 1999 Form 10-K.

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


ITEM 2.           CHANGES IN SECURITIES
                           None.


ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           The following matter was submitted to a vote of
                  security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on April 27, 2000:



                             Matter                             For               Against            Not Voted
                  ---------------------------------------------------------------------------------------------
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


ITEM 5.           OTHER INFORMATION
                           Not applicable or required.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           27.      Financial Data Schedule.

                  (b) No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date   November 10, 2000                         /s/ THOMAS W. SCOTT
     -------------------------------            --------------------------------
                                                Thomas W. Scott
                                                Chief Executive Officer





Date   November 10, 2000                        /s/ TERRILL R. MOORE
     -------------------------------            --------------------------------
                                                Terrill R. Moore
                                                Senior Vice President and
                                                Chief Financial Officer