Form 10-K405
period 2000-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-04-16
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 33-64304



                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates of the registrant as of March 21, 2001 was $39.00.

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 7,873,455.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 18, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         In 2000, the Company determined it is necessary to restate the Company's 1999, 1998 and 1997 consolidated financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan (the "Stock Option Plan") from fixed to variable plan accounting. Financial information contained in this report relating to calendar years 1999, 1998 and 1997 has been restated to reflect the foregoing change in accounting treatment. During April 2001, the Company will amend previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the calendar years ended 1999, 1998 and 1997 to reflect the restatements. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

                                ITEM 1. BUSINESS

THE COMPANY

         First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company"), incorporated in Montana in 1971, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. FIBS is headquartered in Billings, Montana. At December 31, 2000, the Company had assets of $2.9 billion, deposits of $2.4 billion and total stockholders' equity of $198 million, making it the largest banking organization in Montana and Wyoming.

         FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 52 banking offices in 31 Montana and Wyoming communities. The Company, through the Banks, delivers a comprehensive range of consumer and commercial banking services to individual and business customers. These services primarily include acceptance of checking, savings and time deposits; cash management; fee-based trust and brokerage services; extensions of commercial, consumer, real estate and agricultural credit; safe deposit box rental; night depository services and wire transfers. Trust services offered to individuals, non-profit organizations and corporate clients include corporate pension plans, individual retirement plans, 401(k) plans and cash management. Brokerage services are provided through third party broker-dealers. There are currently 13 registered brokerage representatives serving 29 communities within the Company's market areas.

         The Company conducts various other financial-related business activities through three wholly-owned non-bank subsidiaries, i_Tech Corporation ("i_Tech"), FIB Capital Trust ("FIB Capital") and Commerce Financial, Inc. ("CFI"). During 2000, the Company incorporated its technology services division into a separate subsidiary, i_Tech. i_Tech provides technology services to the Banks and to 37 non-affiliated financial institutions in Montana, Wyoming, Idaho, Washington, Oregon and Colorado. Additionally, i_Tech's ATM network provides processing support for over 1,575 ATM locations in 32 states. FIB Capital, a statutory business trust incorporated under Delaware law in 1997, was formed for the exclusive purpose of issuing mandatorily redeemable trust preferred securities ("trust preferred securities") and using the proceeds to purchase junior subordinated debentures ("subordinated debentures") issued by FIBS. CFI was incorporated in 1978 to originate and broker secured real estate transactions. During the past nine years, CFI's principal activity has been the liquidation of assets acquired through foreclosure actions by FIBS.

COMMUNITY BANKING PHILOSOPHY

         The banking industry is undergoing change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its "Strategic Vision." The Company's Strategic Vision emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach, while serving and strengthening the communities in which the Banks are located through community service activities.

         The Company grants significant flexibility to its banking offices in delivering and pricing products at a local level in response to market considerations and customer needs. This flexibility enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards for the Banks that are tied to net income at the individual branch and market level. The Company believes this combination of flexibility and accountability allows the banking offices to provide personalized customer service while remaining attentive to financial performance.

         The Company has centralized certain products and business activities to provide consistent service levels to customers Company-wide and to gain efficiency in management of those products and activities. Centralized products and activities include credit cards, mortgage servicing, wire transfer, escrow and technology services, internet banking and selected operational activities.

GROWTH STRATEGY

         The Company's growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has in place an infrastructure that will allow for growth and yield economies of scale into the future.

         Much of the Company's growth in recent years has resulted from acquisitions of other banks. During 1999, the Company acquired two in-store banking offices of First National Bank of Montana (collectively "FNM Banks") and Security State Bank Shares ("SSBS"), a one-bank holding company with three banking offices. Immediately prior to the acquisitions, the FNM Banks had loans of $1 million and deposits of $4 million, and SSBS had loans of $35 million and deposits of $56 million. During 2000, the Company acquired Equality State Bankshares, Inc. ("ESB"), a one-bank holding company with three banking offices. Immediately prior to the acquisition, ESB has loans of $64 million and deposits of $80 million. For additional information regarding acquisitions, see "Notes to Consolidated Financial Statements - Acquisitions and Expansion" included in Part IV, Item 14.

         The Company has opened 14 new banking offices in Montana and Wyoming since 1997. Among these new offices are eight in-store banks, full service banking offices located inside retail establishments. The Company intends to continue to expand its presence in the Montana and Wyoming markets through new bank office openings. The Company currently plans to open seven additional in-store facilities in Montana and Wyoming through 2003.

         Beginning in 1999, the Company accelerated its investment in systems and staff to support the continued growth of its technology services subsidiary, i_Tech. The Company intends to continue to expand into new market areas through aggressive sales efforts and establishment of additional item capture facilities. Growth is expected to center in a six-state region surrounding Montana and Wyoming.

THE BANKS

         First Interstate Bank in Montana ("FIB Montana"), a Montana chartered bank organized in 1916, has 34 banking offices in 20 Montana communities. As of December 31, 2000, FIB Montana held assets and deposits totaling $1.8 billion and $1.4 billion, respectively. FIB Montana is the largest bank in Montana. FIB Montana's main office is located in Billings, Montana. First Interstate Bank in Wyoming ("FIB Wyoming"), a Wyoming chartered bank organized in 1893, has 18 banking offices in 11 Wyoming communities. As of December 31, 2000, FIB Wyoming held assets and deposits totaling $1.1 billion and $944 million, respectively. FIB Wyoming's main office is located in Sheridan, Wyoming.

         The Company's banking offices are located in communities of approximately 700 to 90,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

         The Company's banking offices operate with significant flexibility and are responsible for pricing loans and deposits, lending decisions and community relations. FIBS emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual banking office and market level. FIBS and i_Tech provide general oversight and centralized services for the Banks to enable them to serve their markets more effectively. These services include technology services, credit administration, finance and accounting, human asset management and other support services.

         Technology Services. i_Tech provides technology services to the Banks including system maintenance for the general ledger, investment security, loan, deposit and e-mail systems. i_Tech also manages the Company's wide-area network and the ATM network used by the Banks. These technology services are performed through the use of computer hardware owned and maintained by the Banks and software licensed by i_Tech.

         Credit Review. FIBS monitors the lending activities of the Banks to maximize the quality and mix of loans, evaluate the risk inherent in each Bank's loan portfolio and recommend general loan loss reserve percentages and specific reserve allocations.

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

         The Banks offer short and long-term commercial, consumer, real estate, agricultural and other loans to individuals and small to medium sized businesses in each of their market areas. While each loan must meet minimum underwriting standards established in the Company's credit policies, lending officers are granted certain levels of flexibility in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

         Real Estate Loans. The Banks provide interim and permanent financing for both single-family and multi-unit properties, medium term loans for commercial, agricultural and industrial property and/or buildings, and equity lines of credit secured by real estate. The Banks originate variable and fixed rate real estate mortgages, generally in accordance with the guidelines of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans not sold in the secondary market are typically secured by first liens on the financed property and generally mature in less than 15 years.

         Consumer Loans. The Banks' consumer loans include personal loans, credit card loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in the Company's market areas and are generally unsecured. Equity lines of credit are generally floating rate, reviewed annually and secured by personal property. Over two-thirds of the Company's consumer loans are indirect dealer paper which is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer products dealers.

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

         Agricultural Loans. The Banks' agricultural loans generally consist of short and medium-term loans and lines of credit that are generally used for crops, livestock, equipment and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.

         For additional information about the Company's loan portfolio, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans."

FUNDING SOURCES

         The Banks offer traditional depository products including checking, savings and time deposits. Additional funding sources include federal funds purchased for one day periods, repurchase agreements with primarily commercial depositors, time deposits brokered outside the Company's market areas and short-term borrowings from the Federal Home Loan Bank of Seattle. Deposits at the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. As of December 31, 2000, approximately 34.9%, 24.3% and 40.8% of the Company's deposits consisted of demand, savings and time deposits, respectively.

         Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand. The Company does not transfer the investment securities on its financial statements or otherwise. As of December 31, 2000, all outstanding repurchase agreements were due in one day.

         For additional information on the Banks' funding sources, see Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Other Borrowed Funds."

COMPETITION

         The financial and technology services businesses in Montana and Wyoming are highly competitive. Several of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a competitive array of financial and technology services similar to the Company. The Company competes in its markets on the basis of its Strategic Vision philosophy, timely and responsive customer service and general market presence.

         The Banks compete for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Moreover, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Banking and Branching Act") creates the potential for increased competition in the Banks' markets, particularly from larger, multi-state banks. See "Regulation and Supervision". The Banks' principal competitors include Wells Fargo & Company, U.S. Bancorp and Community First Bankshares, Inc. With respect to total deposits, the Company believes the Banks rank first in market share to all other competitors in Montana and Wyoming. See "Risk Factors - Competition."

         i_Tech's competitors vary in size and include national, regional and local operations. While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech's primary competitors include FiServ and Jack Henry.

EMPLOYEES

         At December 31, 2000, the Company employed 1,389 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

REGULATION AND SUPERVISION

         Bank holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of FIBS and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

First Interstate BancSystem, Inc.

         As a financial holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to supervision and regulation by the Federal Reserve.

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

         As a financial holding company, FIBS may engage in certain business activities that are financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies. FIBS may engage in the financial activities provided that it remains a financial holding company and meets certain regulatory standards of being well-capitalized and well-managed. FIBS must notify the Federal Reserve of its financial activities within a specified time period following its initial engagement in each business or activity.

The Banks

         FIB Montana is subject to the supervision of and regular examination by the Federal Reserve and the State of Montana. FIB Wyoming is subject to the supervision of and regular examination by the FDIC and the State of Wyoming. If any of the foregoing regulatory agencies determine that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a bank's operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of a bank, to assess civil monetary penalties, to remove officers and directors and to terminate a bank's deposit insurance, which would result in a revocation of a bank's charter. The Banks have not been the subjects of any such actions by their respective regulatory agencies.

         The FDIC insures the deposits of the Banks in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See "Premiums for Deposit Insurance" herein.

Restrictions on Transfers of Funds to FIBS and the Banks

         A large portion of FIBS's revenues are, and will continue to be, dividends paid by the Banks. The Banks are limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, each Bank is limited, without the prior consent of its state and federal banking regulators, to paying dividends which do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

         A state or federal banking regulator may impose, by regulatory order or agreement of the Banks, specific regulatory dividend limitations or prohibitions in certain circumstances. Neither of the Banks is subject to a specific regulatory dividend limitation other than the general limitations.

         In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in FIBS's debt instruments.

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

Capital Standards

         The federal banking agencies have adopted minimum capital requirements for insured banks that are applicable to the Banks. In addition, the Federal Reserve has adopted minimum capital requirements that are applicable to FIBS. The capital requirements are intended to, among other things, provide a means for evaluating the capital adequacy and soundness of the institutions. The Federal banking agencies may also set higher capital requirements for particular institutions in specified circumstances under Federal laws and regulations.

         At December 31, 2000, the Banks and FIBS each met the
"well-capitalized" requirements applicable to the respective institution. The "well-capitalized" standard is the highest level of the minimum capital requirements established by the Federal agencies. None of the Banks or FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies generally.

         For more information concerning the capital ratios of FIBS, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources."

Compliance and Safety and Soundness Standards

         The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality, and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

Premiums for Deposit Insurance

         Deposits in the Banks are insured by the FDIC in accordance with the Federal Deposit Insurance Act (the "FDIA"). Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The insurance premium charged to a bank is determined based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators, and other information. The Banks currently are assessed the most favorable deposit insurance premiums under the risk-based premium system.

         In addition to the insurance premium, the FDIC is authorized to collect funds from FDIC-insured institutions sufficient to pay interest on Financing Corporation ("FICO") bonds. The FICO bond assessments are adjusted quarterly by the FDIC and are not based upon risk assessment of insured institutions. Effective for 2000 the FICO assessment on the Banks is an annualized 0.0212% of deposits, an increase from an annualized 0.0184% in 1999.

Community Reinvestment Act and Fair Lending Developments

         The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities or in authorizing expansion activities by the Banks and FIBS.

         In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on the most recent examinations, FIB Montana received an "outstanding" rating and FIB Wyoming was rated "satisfactory."

TRADEMARK LICENSE AGREEMENT

         The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the "First Interstate" name and logo in the states of Montana and Wyoming with additional rights in selected other states.

RISK FACTORS

Asset Quality

         A significant source of risk for the Company arises from the possibility that losses will be sustained by the Banks because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to mitigate this risk by assessing the likelihood of nonperformance, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Lending Activities."

Interest Rate Risk

         Banking companies' earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Economic Conditions; Limited Geographic Diversification

         The Company's operations are located in Montana and Wyoming. As a result of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in these areas. Although markets served by the Company are economically diverse, a deterioration in economic conditions could adversely impact the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Ability of the Company to Execute Its Business Strategy

         The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its future growth. Although the Company believes that it has substantially integrated the recently acquired banks into the Company's operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, any future acquisitions or other future growth may present operating and other problems that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. The Company's financial performance will also depend on the Company's ability to maintain profitable operations through implementation of its Strategic Vision. Moreover, the Company's future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

Dependence on Key Personnel

         The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Homer A. Scott, Jr., Chairman of the Board, Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, or Terrill R. Moore, Senior Vice President and Chief Financial Officer, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part III, Item 10, "Directors and Executive Officers of Registrant."

Competition

         The banking and financial services business in both Montana and Wyoming is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation and legislation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial services providers. Several of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Banking and Branching Act has increased competition in the Banks' markets, particularly from larger, multi-state banks. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See "Business - Competition" and "Business - Regulation and Supervision."

Government Regulation and Monetary Policy

         The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. This regulation is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company's securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See "Business-Regulation and Supervision."

Control by Affiliates

         The directors and executive officers of the Company beneficially own approximately 50.66% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 81.08% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company's business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

         The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.88% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.12% without such restrictions. FIBS has the right of first refusal to purchase the restricted stock at the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock in order to reduce the amount of its stock not subject to transfer restrictions. During 2000, 44,909 shares of its unrestricted stock were repurchased by the Company from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. ("Savings Plan"). All shares were repurchased at the most recent minority appraised value at the repurchase date.

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

         FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1998-2000), FIBS has repurchased a total of 390,704 shares of common stock, 316,525 of which were restricted by the shareholder agreements. FIBS repurchased the stock at the price determined in accordance with the shareholder agreements. FIBS repurchases of stock are subject to corporate law and regulatory restrictions which could prevent stock repurchases. See also Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Forward-Looking Statements

         Certain statements contained in this document including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company's business; and other factors referenced in this document, including, without limitation, information under the captions "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, shareholders, trust security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                               ITEM 2. PROPERTIES

         The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB Montana is one of the two partners, owning a 50% interest in the partnership. As of December 31, 2000, the Company leases approximately 69,794 square feet of space for operations in the building. The Company also leases space for operations and 19 branch facilities in 21 buildings. All other branches are located in Company-owned facilities.

                            ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. In the opinion of management, following consultation with legal counsel, the pending lawsuits are without merit or, in the event the plaintiff prevails, the ultimate liability or disposition thereof will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF FIBS CAPITAL STOCK

         The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,899,168 shares were outstanding as of December 31, 2000, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2000.

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

         Subject to the preferential rights of any preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the Board of Directors out of assets legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of any preferred stock that may at the time be outstanding. Holders of common stock have no conversion rights or preemptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.

         The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.88% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.12% held by 16 shareholders without such restrictions, including the Company's 401(k) plan which holds 76.2% of the unrestricted shares. See also Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

         Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

                                                              Appraised
                  Valuation As Of                           Minority Value
                  ---------------                           --------------
              December 31, 1998                               $    37.00
              March 31, 1999                                       39.00
              June 30, 1999                                        40.00
              September 30, 1999                                   40.00
              December 31, 1999                                    40.00
              March 31, 2000                                       39.00
              June 30, 2000                                        38.00
              September 30, 2000                                   38.00
              December 31, 2000                                    39.00

         As of December 31, 2000, options for 386,256 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $6.75 to $40.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2000 would be $10.7 million, or a weighted average exercise price of $27.82 per share.

         The appraised minority value as of December 31, 2000 was $39.00. See also Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

         Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to one of three shareholder's agreements:

              - Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder's agreement ("Scott Agreement"). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS's approval, to the Company's officers, directors, advisory directors, or to the Company's Savings Plan.

              - Charities that receive gifts of FIBS common stock from shareholders subject to an existing shareholder's agreement are subject to a shareholder's agreement ("Charity Shareholder's Agreement"), which gives the Company the right to repurchase the stock in any of the following events: 1) the charity's intention to sell the stock, 2) transfer of the stock by operation of law, and 3) at any other time as determined by the Company.

              - Shareholders of the Company who are not Scott family members or charities, with the exception of 16 shareholders who own an aggregate of 641,387 shares of unrestricted stock, are subject to a shareholder's agreement ("Shareholder's Agreement"). The Shareholder's Agreement grants FIBS the option to purchase the stock in any of the following events: 1) the shareholder's intention to sell the stock, 2) the shareholder's death, 3) transfer of the stock by operation of law, 4) termination of the shareholder's status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder's Agreement may not be sold or transferred by the shareholder without triggering FIBS's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement allows FIBS to repurchase any of the FIBS stock acquired by the shareholder after January 1, 1994 if FIBS determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder and (c) the level of responsibility of the shareholder.

         Purchases of FIBS common stock made through the Company's Savings Plan are not restricted by the Shareholder's Agreement, due to requirements of Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code. However, since the Savings Plan does not allow distributions "in kind," any distributions from an employee's account in the Savings Plan will allow, and may require, the Trust Department of FIB Montana (the "Plan Trustee"), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is possible that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

         There are 483 record shareholders of FIBS as of December 31, 2000, including the Company's Savings Plan as trustee for 488,995 shares held on behalf of 833 individual participants in the plan. 228 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

Dividends

         It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter and the amount has historically been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Since 1996, the Company has paid dividends of approximately 30% of quarterly net income without taking into effect compensation expense related to stock options. The Board of Directors of FIBS has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

         Historical quarterly dividends for 1999 and 2000 are as follows:

                                             Month
                                           Declared               Amount                 Total Cash
                 Quarter                   and Paid              Per Share                Dividend
                 -------                   --------              ---------                --------
              1st quarter 1999          April 1999              $    .27             $    2,149,368
              2nd quarter 1999          July 1999                    .28                  2,223,894
              3rd quarter 1999          October 1999                 .28                  2,240,818
              4th quarter 1999          January 2000                 .26                  2,073,423
              1st quarter 2000          April 2000                   .27                  2,142,112
              2nd quarter 2000          July 2000                    .28                  2,216,554
              3rd quarter 2000          October 2000                 .30                  2,373,769
              4th quarter 2000          January 2001                 .28                  2,209,055

Dividend Restrictions

         For a description of restrictions on the payment of dividends, see "Regulation and Supervision - Restrictions on Transfers of Funds to FIBS and the Banks."

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

Sales of Unregistered Securities

         During 2000, the Company issued 2,600 unregistered shares of its common stock to one individual exercising stock options. The weighted average exercise price for these stock options was $39.00 per share. These sales were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. For additional information regarding stock options, see "Notes to Consolidated Financial Statements - Employee Benefit Plans" included in Part IV,
Item 14.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 2000 and 1999 and its results of operations for the fiscal years ended December 31, 2000, 1999 and 1998, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such consolidated financial statements, including the notes thereto.

FIVE YEAR SUMMARY
(Dollars in thousands except share and per share data)


     Years ended December 31,                          2000(6)      1999(6)       1998         1997           1996
                                                                (Restated)(7)  (Restated)(7) (Restated) (7)
-------------------------------------------------------------------------------------------------------------------
Operating Data:
     Interest income                              $    216,095      188,081      179,414      165,808       117,925
     Interest expense                                  101,955       83,178       81,652       72,663        50,019
-------------------------------------------------------------------------------------------------------------------

     Net interest income                               114,140      104,903       97,762       93,145        67,906
     Provision for loan losses                           5,280        3,563        4,170        4,240         3,844
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
         loan losses                                   108,860      101,340       93,592       88,905        64,062
     Noninterest income                                 39,854       32,957       29,964       27,570        24,141
     Noninterest expense                               101,158       91,340       83,577       76,483        53,609
-------------------------------------------------------------------------------------------------------------------

     Income before income taxes                         47,556       42,957       39,979       39,992        34,594
     Income tax expense                                 17,176       15,229       15,100       15,103        13,351
-------------------------------------------------------------------------------------------------------------------

     Net income                                   $     30,380       27,728       24,879       24,889        21,243
===================================================================================================================

     Net income applicable to common stock        $     30,380       27,728       24,879       23,435        20,818
     Basic earnings per common share                      3.83         3.48         3.10         2.95          2.65
     Diluted earnings per common share(1)                 3.78         3.42         3.08         2.93          2.64
     Dividends per common share                           1.11         1.07         0.94         0.98          0.78
     Weighted average common shares
         outstanding - diluted                       8,044,531    8,111,316    8,087,809    7,987,921     7,881,024
===================================================================================================================

(Dollars in thousands except per share data)

     Years ended December 31,                           2000(6)      1999(6)        1998         1997        1996
                                                                   (Restated)(7) (Restated)(7) (Restated)(7)
-------------------------------------------------------------------------------------------------------------------
Operating Ratios:
     Return on average assets                             1.10%        1.09%        1.07         1.18         1.41
     Return on average common stockholders' equity       16.81        16.60        16.24        16.45        17.84
     Average stockholders' equity to average assets       6.52         6.58         6.60         7.15         8.08
     Net interest margin                                  4.73         4.71         4.76         5.00         5.15
     Net interest spread                                  4.12         4.13         4.08         4.32         4.47
     Common stock dividend payout ratio(2)               28.98        30.75        30.32        33.22        29.17
     Ratio of earnings to fixed charges(3):
         Excluding interest on deposits                   5.16x        5.70x        6.77x        4.79x        8.74x
         Including interest on deposits                   1.46x        1.51x        1.49x        1.53x        1.68x
===================================================================================================================

Balance Sheet Data at Year End:
     Total assets                                $   2,933,262    2,612,663    2,479,994    2,235,433    2,063,837
     Loans                                           1,972,323    1,722,961    1,484,459    1,470,414    1,375,479
     Allowance for loan losses                          32,820       29,599       28,803       28,180       27,797
     Investment securities                             626,807      590,509      678,678      425,603      403,571
     Deposits                                        2,365,225    2,118,183    2,041,932    1,805,006    1,679,424
     Other borrowed funds                               11,138       41,875        9,828       11,591       13,071
     Long-term debt                                     37,000       23,394       24,288       31,526       64,667
     Trust preferred securities                         40,000       40,000       40,000       40,000           -
     Stockholders' equity                              197,986      173,638      162,275      145,071      146,061
===================================================================================================================

Asset Quality Ratios at Year End:
     Nonperforming assets to total loans
         and other real estate owned ("OREO")(4)          1.54%        1.89         1.29         1.15         1.20
     Allowance for loan losses to total loans             1.66         1.72         1.94         1.92         2.02
     Allowance for loan losses to
         nonperforming loans(5)                         119.73        94.84       159.63       181.90       185.10
     Net charge-offs to average loans                     0.17         0.27         0.24         0.27         0.17
===================================================================================================================

Regulatory Capital Ratios at Year End:
     Tier 1 risk-based capital                            8.55%        9.62         9.81         9.63         7.35
     Total risk-based capital                            10.36        11.69        12.22        12.15         9.98
     Leverage ratio                                       6.78         7.15         7.05         6.91         5.28
===================================================================================================================

      (1) Diluted earnings per common share represent the amount of earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

      (2) Dividends per common share divided by basic earnings per common share.

      (3) For purposes of computing the ratio of earnings to fixed charges, earnings represents income before income taxes and fixed charges. Fixed charges represent interest expense and preferred stock dividends, which dividends commenced in October 1996 and concluded in October 1997. Deposits include interest bearing deposits and repurchase agreements. Without including preferred stock dividends in fixed charges and excluding interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 5.68x and 9.91x, respectively. Without including preferred stock dividends in fixed charges and including interest on deposits, the ratio of earnings to fixed charges for the years ended December 31, 1997 and 1996 were 1.55x and 1.68x, respectively.

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

     (6) For information regarding bank acquisitions in 2000 and 1999, see "Notes to Consolidated Financial Statements - Acquisitions and Expansion" included in Part IV, Item 14.

      (7) Selected financial data for 1999, 1998 and 1997 has been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

RESULTS OF OPERATIONS

         Increases in the Company's earnings during recent years have been effected through a successful combination of acquisitions and internal growth. Internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Internal loan growth is primarily responsible for increases in net income from 1998 through 2000. Net income was $30.4 million, or $3.78 per diluted share, in 2000 as compared to $27.7 million, or $3.42 per diluted share, in 1999 and $24.9 million, or $3.08 per diluted share, in 1998.

Net Interest Income

         Net interest income, the largest source of the Company's operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities primarily include deposits and various forms of indebtedness.

         The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities. Average balances are averaged daily balances.

AVERAGE BALANCE SHEETS, YIELDS AND RATES


                                                               Years Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                           2000                                 1999                                1998
                             -------------------------------      -------------------------------      -----------------------------
                             Average                 Average      Average                 Average      Average               Average
(Dollars in thousands)       Balance     Interest     Rate        Balance     Interest     Rate        Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)(2)                $  1,865,125   180,255      9.66%  $  1,598,594  149,105     9.33%  $ 1,469,741   143,435     9.76%
   U.S. and agency securities      414,274    25,809      6.23        464,954   27,777     5.97       416,965    25,006     6.00
   Federal funds sold               21,167     1,400      6.61         24,854    1,304     5.25        64,351     3,457     5.37
   Other securities                 90,238     5,699      6.32        102,828    6,458     6.28        71,170     4,610     6.48
   Tax exempt securities(2)         77,784     5,617      7.22         72,755    5,250     7.22        43,578     3,290     7.55
   Interest bearing deposits
     in banks                        1,641       112      6.83          7,071      353     4.99        18,992       997     5.25
------------------------------------------------------------------------------------------------------------------------------------

Total interest earning assets    2,470,229   218,892      8.86      2,271,056  190,247     8.38     2,084,797   180,795     8.67
Noninterest earning assets         300,827                            268,723                         237,110
------------------------------------------------------------------------------------------------------------------------------------

Total assets                  $  2,771,056                       $  2,539,779                     $ 2,321,907
====================================================================================================================================



                                                                       Years Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                2000                              1999                             1998
                                   ------------------------------    -----------------------------    ------------------------------
                                    Average               Average    Average               Average    Average               Average
(Dollars in thousands)              Balance    Interest    Rate      Balance   Interest     Rate      Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities and trust preferred securities:
   Demand deposits                $    368,710      6,961     1.89%    346,711     6,084     1.75%  $   320,088      6,673     2.08%
   Savings deposits                    556,930     22,470     4.03     539,513    19,482     3.61       464,527     18,077     3.89
   Time deposits                       876,350     50,774     5.79     785,307    41,959     5.34       754,725     43,498     5.76
   Borrowings(3)                       278,721     15,525     5.57     221,037     9,998     4.52       172,725      7,550     4.37
   Long-term debt                       31,293      2,696     8.62      24,556     2,126     8.66        28,085      2,327     8.29
   Trust preferred securities           40,000      3,529     8.82      40,000     3,529     8.82        40,000      3,527     8.82
------------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities
   and trust preferred securities    2,152,004    101,955     4.74   1,957,124    83,178     4.25     1,780,150     81,652     4.59
------------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing deposits           407,241                          387,969                         360,628
Other noninterest bearing
   liabilities                          31,036                           27,675                          27,956
Stockholders' equity                   180,775                          167,011                         153,173
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity           $  2,771,056                     $  2,539,779                     $ 2,321,907
====================================================================================================================================

Net FTE interest income                       $   116,937                       $107,069                           $99,143
Less FTE adjustments(2)                            (2,797)                        (2,166)                           (1,381)
------------------------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
   statements of income                       $   114,140                       $104,903                           $97,762
====================================================================================================================================

Interest rate spread                                          4.12%                          4.13%                             4.08%
====================================================================================================================================

Net yield on interest earning assets(4)                       4.73%                          4.71%                             4.76%
====================================================================================================================================

     (1) Average loan balances include nonaccrual loans. Loan fees included in interest income were $8.7 million, $8.7 million and $8.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         Net interest income on a fully-taxable equivalent basis ("FTE") increased 9.2% to $116.9 million in 2000 from $107.1 million in 1999 primarily due to increases in the prime lending rate and continued strong loan demand, principally in commercial and commercial real estate loans. Approximately 31% of this increase is directly attributable to new branches opened or acquired in 1999 and 2000. A higher mix of loans in earning assets has kept the net yield on earning assets stable at 4.12%, a 1 basis point decrease from the prior year.

         Net FTE interest income increased 8.1% to $107.1 million in 1999 compared to $99.1 million in 1998. This increase is primarily due to internal growth in interest earning assets, principally commercial real estate and indirect consumer loans. The net yield on earning assets decreased 5 basis points to 4.71% in 1999 from 4.76% in 1998 due primarily to competitive pressure.

         Customer loan fees, included in net interest income, decreased less than 1% in 2000 from the prior year. Customer loan fees increased 7.4% to $8.7 million in 1999 from $8.1 million in 1998. Increases in consumer, commercial and credit card loan fees each year have been offset by decreases in real estate loan fees.

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

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES


(Dollars in thousands)
Year ended                            December 31, 2000                December 31, 1999             December 31, 1998
                                        compared with                    compared with                 compared with
                                      December 31, 1999                December 31, 1998             December 31, 1997
                                   favorable (unfavorable)           favorable (unfavorable)       favorable (unfavorable)
                                  --------------------------       ---------------------------    ------------------------
                                  Volume      Rate       Net       Volume      Rate        Net     Volume     Rate     Net
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)                     $  24,860     6,290    31,150      12,575     (6,905)     5,670     2,727      409    3,136
   U.S. and agency securities      (3,028)    1,060    (1,968)      2,878       (107)     2,771     4,270      255    4,525
   Federal funds sold               (193)       289        96      (2,122)       (31)    (2,153)    1,312      (65)   1,247
   Other securities                 (791)        32      (759)      2,051       (203)     1,848     3,101       42    3,143
   Tax exempt securities(1)          363          4       367       2,203       (243)     1,960     1,685     (132)   1,553
   Interest bearing deposits
     in banks                       (271)        30      (241)       (626)       (18)      (644)      604      (55)     549
-----------------------------------------------------------------------------------------------------------------------------

Total change                      20,940      7,705    28,645      16,959     (7,507)     9,452    13,699      454   14,153
-----------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities and trust preferred securities:
   Demand deposits                   386        491       877         555     (1,144)      (589)      325      (21)     304
   Savings deposits                  629      2,359     2,988       2,918     (1,513)     1,405     1,836      220    2,056
   Time deposits                   4,864      3,951     8,815       1,763     (3,302)    (1,539)    7,366      393    7,759
   Borrowings(2)                   2,609      2,918     5,527       2,112        336      2,448      (519)    (777)  (1,296)
   Long-term debt                    583        (13)      570        (292)        91       (201)   (2,329)    (509)  (2,838)
   Trust preferred securities         -          -         -           -           2          2     3,015      (11)   3,004
-----------------------------------------------------------------------------------------------------------------------------

Total change                       9,071      9,706    18,777       7,056     (5,530)     1,526     9,694     (705)   8,989
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in FTE net
   interest income(1)          $  11,869     (2,001)    9,868       9,903     (1,977)     7,926     4,005    1,159    5,164
=============================================================================================================================

     (1) Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

     (2) Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

Provision for Loan Losses

         The provision for loan losses creates an allowance for loan losses inherent in the portfolio. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's markets. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provisions for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's markets and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates.

         The provision for loan losses increased 47.2% to $5.3 million in 2000 from $3.6 million in 1999. This increase is primarily the result of loan growth, increases in potential problem loans and softening economic conditions in the Company's market areas, particularly in agriculture, health care, transportation and hotel/motel market sectors. The provision for loan losses decreased $600,000 in 1999 to $3.6 million from $4.2 million in 1998. This decrease was primarily the result of management's assessment of the adequacy of the allowance for loan losses based on then current economic conditions and loan portfolio quality.

Noninterest Income

         The principal sources of noninterest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income increased 20.9% to $39.9 million in 2000 from $33.0 million in 1999, and 10.0% to $33.0 million in 1999 from $30.0 million in 1998. These increases in noninterest income were a function of changes in each of the principal categories, as discussed below.

         Service charges on deposit accounts increased 10.5% to $12.6 million in 2000 from $11.4 million in 1999. Approximately 47% of this increase is directly attributable to new branches opened or acquired in 1999 and 2000. The remaining increase occurred primarily in overdraft fees. Service charges on deposit accounts increased 9.6% to $11.4 million in 1999 from $10.4 million in 1998 primarily due to increases in overdraft fees.

         Technology services revenues increased 22.9% to $10.2 million in 2000 from $8.3 million in 1999. Approximately 29% of this increase resulted from the addition of one new customer during the fourth quarter of 1999. The remaining increase is primarily due to increases in the number of customers using the Company's back-room processing services and higher ATM transaction volumes combined with greater numbers of ATMs supported by the Company's ATM network. The Company's ATM network expanded from 630 locations at year end 1997 to 986 locations at year end 1998, 1,270 locations at year end 1999, and to 1,575 locations at year end 2000. There were no increases in basic charges for data services in 2000, 1999 or 1998. Exclusive of a non-recurring termination fee of $354,000 received in 1998, technology services revenues for 1999 of $8.3 million increased 7.8% from $7.7 million in 1998 primarily due to a greater number of customers using the Company's ATM network and a corresponding increase in transaction volumes.

         Other service charges, commissions and fees increased 14.0% to $6.5 million in 2000 from $5.7 million in 1999. This increase is primarily attributable to loan servicing income resulting from strong loan demand and ATM fee income resulting from higher debit card and foreign ATM transaction volumes combined with increases in fees for foreign ATM transactions. Other service charges, commissions and fees increased 14.0% to $5.7 million in 1999 from $5.0 million in 1998 primarily due to loan servicing income and the acquisition of a servicing portfolio totaling approximately $165.8 million at its acquisition date in January 1999.

         Revenues from fiduciary activities increased 8.9% to $4.9 million in 2000 from $4.5 million in 1999 primarily due to growth in customer assets under trust management, mineral rights fee income and increases in fees charged for trust services. Revenues from fiduciary activities increased 12.5% to $4.5 million in 1999 from $4.0 million in 1998 primarily due to increases in the value of assets under trust management combined with growth in customer assets under trust management and an increase in fees charged for trust services. Average customer assets under trust management were $1.4 billion and $1.3 billion in 2000 and 1999, respectively.

         Net OREO income increased to $689,000 in 2000 from $366,000 in 1999 and $134,000 in 1998. Variations in net OREO income during the periods resulted principally from fluctuations in gains and losses on sales of OREO. OREO income is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

         Other income increased 77.8% to $4.8 million in 2000 from $2.7 million in 1999. Approximately 27% of this increase occurred in investment services revenues. The Company began expanding the range and scope of investment services offered through its banking offices in December 1997 and currently employs 13 registered investment services representatives serving 29 communities. Other significant components of the current year increase include fourth quarter adjustments to record insurance company demutualization stocks of $409,000 and the recognition of the Company's share of undistributed earnings in an unconsolidated joint venture partnership of $737,000. The remaining increase is primarily due to a $269,000 gain recognized on the sale of an aircraft and the recovery of a $101,000 prior year non-credit loss. Other income increased 28.6% to $2.7 million in 1999 from $2.1 million in 1998 primarily due to brokerage service fees.

Noninterest Expense

         Noninterest expense increased 10.8% to $101.2 million in 2000 from $91.3 million in 1999 and increased 9.2% to $91.3 million in 1999 from $83.6 million in 1998. Significant components of these increases are discussed below.

         Salaries, wages and employee benefits expense increased 7.9% to $51.8 million in 2000 from $48.0 million in 1999. Approximately $2.1 million of the increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is primarily due to inflationary wage increases, increases in administrative staffing levels to support the Company's expanding number of branches and growth in the brokerage services division. Increases in salaries, wages and employee benefits expense in 2000 were partially offset by a $3.1 million decrease resulting from the remeasurement of compensation expense related to outstanding stock options. Salaries, wages and employee benefits expense increased 9.1% to $48.0 million in 1999 from $44.0 million in 1998. Approximately 33% of this increase resulted from remeasurement of compensation expense related to outstanding stock options. The remaining increase was due primarily to inflationary wage increases and the additional staffing requirements of new banking offices opened or acquired during 1999. Given the Company's present growth strategy, employee and related compensation expenses are expected to continue to increase. For additional information relating to the Company's Stock Option Plan, see "Notes to Consolidated Financial Statements - Employee Benefit Plans" included in Part IV, Item 14.

         Occupancy expense increased 14.1% to $8.1 million in 2000 from $7.1 million in 1999 and 10.9% to $7.1 million in 1999 from $6.4 million in 1998. These increases are primarily due to additional rent and depreciation expenses associated with internal growth, bank acquisitions and the remodeling of existing facilities. Given the Company's present growth strategy, occupancy expense is expected to continue to rise.

         Furniture and equipment expenses increased 4.9% to $10.7 million in 2000 from $10.2 million in 1999. Approximately 61% of this increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with the introduction of check-imaging technology. Furniture and equipment expenses increased 20.0% to $10.2 million in 1999 from $8.5 million in 1998. Approximately 30% of this increase is due to additional depreciation expense associated with a reduction in the estimated useful life of a main frame computer. The remaining increase is primarily due to depreciation expense associated with investments in technology and costs associated with new banking offices opened or acquired in 1999. Given the Company's present growth strategy, furniture and equipment costs are expected to continue to increase.

         FDIC insurance premiums of $438,000 in 2000 increased 88.0% from $233,000 in 1999 due to an increase in the FDIC FICO bond assessment effective January 1, 2000. FDIC insurance rates reflect the Company's well-capitalized rating by the FDIC.

         Goodwill and core deposit intangible amortization expense increased 21.4% to $3.4 million in 2000 from $2.8 million in 1999 and 12.0% to $2.8 million in 1999 from $2.5 million in 1998 due to acquisitions in July 1999 and August 2000.

         Other expenses primarily include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight and telephone expenses; and mortgage servicing intangible amortization. Other expenses increased 16.1% to $26.7 million in 2000 from $23.0 million in 1999. Approximately 25% of this increase is directly attributable to new branches opened or acquired since January 1999, In addition, the Company recorded two non-credit losses aggregating $863,000, net of recoveries, during 2000. Management believes there is potential for recovery of these losses in future quarters. The remaining increase is primarily due to advertising and public relations expense; ATM operating expenses and mortgage servicing intangible amortization expense. Other expenses increased 4.5% to $23.0 million in 1999 from $22.0 million in 1998 primarily due to new banking offices opened or acquired during 1999, mortgage servicing intangible amortization expense related to growth in the loan servicing portfolio and expenses related to the donation of land.

Income Tax Expense

         The Company's effective federal tax rate was 31.3%, for the years ended December 31, 2000 and 1999 and 32.5% for the year ended December 31, 1998. The lower effective rates in 1999 and 2000 are principally due to increases in tax-exempt interest income. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 4.8%, 4.2% and 5.3% for years ended December 31, 2000, 1999 and 1998, respectively.

FINANCIAL CONDITION

         Total assets increased 12.2% to $2,933 million as of December 31, 2000 from $2,613 million as of December 31, 1999. This increase was primarily due to acquisitions in 2000 and internal growth in loans funded primarily by customer deposits. Total assets increased 5.4% to $2,613 million as of December 31, 1999 from $2,480 million as of December 31, 1998 due primarily to the banking offices acquired in 1999 and internal growth in loans funded by decreases in investment securities, increases in other borrowings and acquired customer deposits.

Loans

         Total loans increased 14.5% to $1,972 million as of December 31, 2000 from $1,723 million as of December 31, 1999. All major categories of loans increased from December 31, 1999 with the exception of agricultural loans, which decreased slightly. Management attributes growth to expansion of the Company's market presence through a combination of successful marketing activities, acquisitions and new branch openings combined with generally strong loan demands in the Company's market areas. Approximately $64 million of the increase in total loans is attributable to acquisitions in 2000. Approximately $60 million of the remaining increase relates to 5 commercial and 4 real estate loans advanced in 2000. Total loans increased 16.1% to $1,723 million as of December 31, 1999 from $1,484 million as of December 31, 1998. All major categories of loans increased from December 31, 1998 with the most significant growth occurring in commercial real estate and indirect consumer loans. Management attributes this growth in part to expansion of its market presence through acquisitions, new branch openings and marketing activities, and to a renewed focus on opportunities in the indirect lending area.

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

         The following tables present the composition of the Company's loan portfolio as of the dates indicated:

LOANS OUTSTANDING


                                                                As of December 31,
                      -----------------------------------------------------------------------------------------------------------
(Dollars in thousands)     2000     Percent      1999   Percent      1998    Percent        1997     Percent     1996    Percent
---------------------------------------------------------------------------------------------------------------------------------
Loans
     Real estate(1)   $   954,933    48.5%  $  806,320    46.8%  $  681,670    45.9%    $  683,212    46.5%  $  600,007   43.6%
     Consumer             495,445    25.1      463,414    26.9      379,197    25.5        412,231    28.0      410,258   29.8
     Commercial           420,706    21.3      344,371    20.0      311,040    21.0        261,513    17.8      272,888   19.8
     Agricultural          95,387     4.8      106,887     6.2      106,707     7.2        107,649     7.3       90,883    6.6
     Other loans            5,852     0.3        1,969     0.1        5,845     0.4          5,809     0.4        1,443    0.2
---------------------------------------------------------------------------------------------------------------------------------

Total loans             1,972,323   100.0%   1,722,961   100.0%   1,484,459  100.0%      1,470,414   100.0%   1,375,479  100.0%
---------------------------------------------------------------------------------------------------------------------------------

Less allowance for
     loan losses           32,820               29,599               28,803                 28,180               27,797
---------------------------------------------------------------------------------------------------------------------------------

Net loans             $ 1,939,503           $1,693,362           $1,455,656             $1,442,234          $ 1,347,682
=================================================================================================================================

Ratio of allowance
     to total loans          1.66%                1.72%                1.94%                  1.92%                2.02%
=================================================================================================================================

          (1) Includes consumer, commercial and agricultural loans secured by real estate as follows:

                                                   2000           1999         1998        1997         1996
                                                   ----           ----         ----        ----         ----
                  Consumer                     $   148,312      117,881      102,622       93,510       74,607
                  Commercial                       519,817      435,006      351,229      264,842      198,570
                  Agricultural                      96,019       87,711       60,459       56,397       52,689

         The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2000:

MATURITIES AND INTEREST RATE SENSITIVITIES



                                                            Within         One Year to        After
(Dollars in thousands)                                     One Year        Five Years      Five Years           Total
------------------------------------------------------------------------------------------------------------------------
Real estate                                             $   307,408          437,560         209,965           954,933
Consumer                                                    241,650          246,866           6,929           495,445
Commercial                                                  258,320          126,940          35,446           420,706
Agriculture                                                  76,890           17,324           1,173            95,387
Other loans                                                   5,852               -               -              5,852
------------------------------------------------------------------------------------------------------------------------

                                                        $   890,120          828,690         253,513         1,972,323
========================================================================================================================

Loans at fixed interest rates                           $   508,794          668,188         114,093         1,291,075
Loans at variable interest rates                            361,707          160,502         139,420           661,629
Nonaccrual loans                                             19,619               -               -             19,619
------------------------------------------------------------------------------------------------------------------------

                                                        $   890,120          828,690         253,513         1,972,323
========================================================================================================================

         For additional information concerning the Company's loan portfolio and its credit administration policies, see Part I, Item 1, "Business-Lending Activities."

Investment Securities

         The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Federal funds sold are additional investments which are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair market value, while investment securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in stockholders' equity.

         Investment securities increased 6.1% to $627 million as of December 31, 2000 from $591 million as of December 31, 1999. The majority of this increase occurred in U.S. Government agencies and corporate securities and resulted in a slight increase in the duration of the portfolio. Investment securities decreased 13.0% to $591 million as of December 31, 1999 from $679 million as of December 31, 1998. Proceeds from maturities, sales and principal payments received in 1999 were reinvested or used to fund increases in loans.

         The following table sets forth the book value, percentage of total investment securities and average yield for the Company's investment securities as of December 31, 2000:

SECURITIES MATURITIES AND YIELD



                                                                                              % of Total    Weighted
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
     Maturing within one year                                                  $    44,043         7.0%        6.20%
     Maturing in one to five years                                                  21,517         3.4         6.14
     Maturing after ten years                                                          444         0.1         6.66
---------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                       373
---------------------------------------------------------------------------------------------------------------------

Total                                                                               66,377        10.6         6.18
---------------------------------------------------------------------------------------------------------------------



                                                                                              % of Total    Weighted
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
-----------------------------------------------------------------------------------------------------------------------
U.S. Government agency securities
     Maturing within one year                                                  $    16,933         2.7         5.99
     Maturing in one to five years                                                 211,780        33.8         6.10
     Maturing in five to ten years                                                  10,962         1.7         6.54
-----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                     1,297
-----------------------------------------------------------------------------------------------------------------------

         Total                                                                     240,972        38.5         6.11
-----------------------------------------------------------------------------------------------------------------------

Tax exempt securities
     Maturing within one year                                                        2,560         0.4         7.70
     Maturing in one to five years                                                  12,458         1.9         7.68
     Maturing in five to ten years                                                  55,777         8.9         6.99
     Maturing after ten years                                                        7,746         1.2         7.64
-----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                        99
-----------------------------------------------------------------------------------------------------------------------

         Total                                                                      78,640        12.5         7.18
-----------------------------------------------------------------------------------------------------------------------

Corporate securities
     Maturing within one year                                                       25,178         4.0         6.94
     Maturing in one to five years                                                  16,792         2.7         6.12
-----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                        -
-----------------------------------------------------------------------------------------------------------------------

         Total                                                                      41,970         6.7         6.61
-----------------------------------------------------------------------------------------------------------------------

Other mortgage-backed securities
     Maturing within one year                                                       33,626         5.4%        6.36%
     Maturing in one to five years                                                  87,799        14.0         6.45
     Maturing in five to ten years                                                  28,021         4.5         6.51
     Maturing after ten years                                                       37,361         6.0         7.09
-----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                    (1,258)
-----------------------------------------------------------------------------------------------------------------------

         Total                                                                     185,549        29.6         6.57
-----------------------------------------------------------------------------------------------------------------------

Equity securities with no stated maturity                                           13,069         2.1
Mark-to-market adjustments on securities available-for-sale                            230
-----------------------------------------------------------------------------------------------------------------------
         Total                                                                      13,299         2.1
-----------------------------------------------------------------------------------------------------------------------

Total                                                                          $   626,807       100.0%        6.43%
=======================================================================================================================

     (1) Average yields have been calculated on a fully-taxable basis.

         The maturities noted above reflect $135,194 of investment securities at their final maturities although they have call provisions within the next year.

         As of December 31, 1999, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and equity securities with carrying values of $121,051, $172,234, $76,835, $30,564, $177,713 and $12,112, respectively. As of
December 31, 1998, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and equity securities with carrying values of $163,842, $157,566, $68,414, $64,673, $213,190 and $10,993, respectively.

         For additional information concerning investment securities, see "Notes to Consolidated Financial Statements - Investment Securities" included in Part IV, Item 14.

Deposits

         The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company's primary funding source. The Company's deposits consist primarily of interest bearing demand, saving, IRA and time deposit accounts. For additional information concerning the Company's deposits, including its use of repurchase agreements, as discussed below, see Part I, Item 1, "Business - Funding Sources."

         Deposits increased 11.7% to $2,365 million as of December 31, 2000 as compared to $2,118 million as of December 31, 1999. Approximately $80 million of this increase is attributable to acquisitions in 2000. The remaining increase is the result of internal growth. Deposits increased 3.7% to $2,118 million as of December 31, 1999, as compared to $2,042 million as of December 31, 1998 primarily due to bank acquisitions. For additional information concerning customer deposits as of December 31, 2000 and 1999, see "Notes to Consolidated Financial Statements - Deposits" included in Part IV, Item 14.

Other Borrowed Funds

         In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank of Seattle; repurchase agreements with commercial depositors; and, on a seasonal basis, Federal funds purchased.

         Other borrowed funds decreased 73.8% to $11 million as of December 31, 2000 from $42 million as of December 31, 1999 and increased 320.0% to $42 million as of December 31, 1999 from $10 million as of December 31, 1998. Fluctuations in the balance of other borrowed funds are primarily due to a $30 million, 90 day note payable to the Federal Home Loan Bank of Seattle obtained in 1999 to mitigate possible liquidity risks associated with Year 2000. The advance matured and was repaid on January 18, 2000.

         For additional information on other borrowed funds as of December 31, 2000 and 1999, see "Notes to Consolidated Financial Statements - Long-Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

         The following table sets forth certain information regarding Federal funds purchased and repurchase agreements as of the dates indicated:

As of and for the years ended December 31,                           2000              1999              1998
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Federal funds purchased:
     Balance at period end                                     $      19,535               900            1,675
     Average balance                                                  25,735            32,405            1,321
     Maximum amount outstanding at any month-end                      48,110            69,260           15,340
     Average interest rate:
         During the year                                                6.24%            5.06%             4.99%
         At period end                                                  5.35%            4.74%             4.12%
Securities sold under repurchase agreements:
     Balance at period end                                     $     229,078          188,024           173,593
     Average balance                                                 206,595          163,974           162,583
     Maximum amount outstanding at any month-end                     240,751          209,464           173,593
     Average interest rate:
         During the year                                                5.24%            4.29%             4.32%
         At period end                                                  5.17%            4.80%             3.94%

Long-Term Debt

         The Company's long-term debt is comprised principally of an unsecured revolving term loan and unsecured subordinated notes. Long-term debt increased 60.9% to $37 million as of December 31, 2000 from $23 million as of December 31, 1999. Additional borrowings were used to fund acquisitions in 2000. Long-term debt decreased 4.2% to $23 million as of December 31, 1999 from $24 million as of December 31, 1998.

         For additional information on long-term debt as of December 31, 2000 and 1999, see "Notes to Consolidated Financial Statements - Long-Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

Non-Performing Assets

         Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans and OREO. Management generally places loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $1,943,000, $1,424,000, $1,062,000, $763,000
and $405,000 of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

         Restructured loans are those where the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

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

         The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,                                        2000        1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-performing loans:
     Nonaccrual loans                             $      19,619      22,854       10,699        9,681        6,822
     Accruing loans past due 90 days or more              5,158       4,695        4,039        4,883        6,432
     Restructured loans                                   2,635       3,660        3,306          928        1,763
-------------------------------------------------------------------------------------------------------------------

Total non-performing loans                               27,412      31,209       18,044       15,492       15,017
OREO                                                      3,028       1,445        1,113        1,362        1,546
-------------------------------------------------------------------------------------------------------------------

Total non-performing assets                       $      30,440      32,654       19,157       16,854       16,563
===================================================================================================================

Non-performing assets to total loans and OREO              1.54%       1.89%        1.29%        1.15%        1.20%
===================================================================================================================

         Non-performing loans decreased 12.9% to $27 million as of December 31, 2000 compared to $31 million as of December 31, 1999 primarily due to loan paydowns by one commercial borrower. Non-performing loans increased 72.2% to $31 million as of December 31, 1999 compared to $18 million as of December 31, 1998 principally due to one commercial loan of $10 million placed on non-accrual in 1999 and continued slight deterioration in the agricultural market sector.

         In addition to the non-performing loans included in the table above, management has identified potential problem loans of approximately $48 million as of December 31, 2000. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in future non-performing loans. At December 31, 2000, approximately $14 million had been provided for these loans in the allowance for loan losses. Potential problem loans increased 26.3% to $48 million as of December 31, 2000 from $38 million as of December 31, 1999 due primarily to downgrading the loans of five commercial and one agricultural borrower. Potential problem loans increased 18.8% to $38 million as of December 31, 1999 from $32 million at December 31, 1998 due primarily to downgrading the loans of one commercial real estate borrower.

         There can be no assurance that the Company has identified all of its potential problem loans. Furthermore, management cannot predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such conditions may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on non-accrual or become restructured loans or OREO in the future.

Allowance for Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in its loan portfolio and economic conditions in the Company's market areas. See "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when management determines that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are recorded only when cash payments are received.

         The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,               2000         1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at the beginning of period               $      29,599       28,803       28,180       27,797        15,171
Allowance of acquired banking offices                    1,019        1,574           -            -         10,553
Charge-offs:
     Real estate                                            81          278          370          141            27
     Consumer                                            4,369        4,192        3,988        5,607         2,384
     Commercial                                          1,192        2,753        1,920        1,132         1,127
     Agricultural                                          164          386          349           71           220
--------------------------------------------------------------------------------------------------------------------

Total charge-offs                                        5,806        7,609        6,627        6,951         3,758

Recoveries:
     Real estate                                            20           51          213          246             9
     Consumer                                            1,485        1,429        1,500        1,816           974
     Commercial                                          1,138        1,464        1,315          732           850
     Agricultural                                           85          324           52          300           154
--------------------------------------------------------------------------------------------------------------------

Total recoveries                                         2,728        3,268        3,080        3,094         1,987
--------------------------------------------------------------------------------------------------------------------

Net charge-offs                                          3,078        4,341        3,547        3,857         1,771
Provision for loan losses                                5,280        3,563        4,170        4,240         3,844
--------------------------------------------------------------------------------------------------------------------

Balance at end of period                         $      32,820       29,599       28,803       28,180        27,797
====================================================================================================================

Period end loans                                 $   1,972,323    1,722,961    1,484,459    1,470,414     1,375,479
Average loans                                        1,865,125    1,598,594    1,469,741    1,441,800     1,014,901
Net charge-offs to average loans                          0.17%        0.27%        0.24%        0.27%         0.17%
Allowance to period end loans                             1.66%        1.72%        1.94%        1.92%         2.02%
====================================================================================================================

         Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the portfolio, future provisions will be subject to on-going evaluations of the inherent risk in the portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


(Dollars in thousands)

As of December 31,          2000                  1999                  1998                  1997                1996
------------------------------------------------------------------------------------------------------------------------------
                                % Of                  % Of                  % Of                  % Of                  % Of
                                Loan                  Loan                  Loan                  Loan                  Loan
                              Category              Category              Category              Category              Category
                   Allocated  to Total   Allocated  to Total   Allocated  to Total   Allocated  to Total   Allocated  to Total
                   Reserves     Loans    Reserves     Loans     Reserves    Loans     Reserves    Loans    Reserves     Loans
------------------------------------------------------------------------------------------------------------------------------
Real estate     $   11,645      48.5%    $ 8,268      46.8%    $  4,443     45.9%      $ 1,579     46.5%   $ 1,495      43.6%
Consumer             4,632      25.1       4,460      26.9        3,874     25.5         4,409     28.0      3,901      29.8
Commercial           5,360      21.3       5,655      20.0        4,748     21.0         5,047     17.8      4,040      19.8
Agricultural         2,194       4.8       2,214       6.2        1,942      7.2         2,515      7.3      1,757       6.6
Other loans             29       0.3          10       0.1           29      0.4            29      0.4          7       0.2
Unallocated          8,960        NA       8,992        NA       13,767       NA        14,601       NA     16,597        NA
------------------------------------------------------------------------------------------------------------------------------

   Totals        $  32,820     100.0%   $ 29,599     100.0%    $ 28,803    100.0%     $ 28,180    100.0%  $ 27,797    100.0%
==============================================================================================================================

         Allocated reserves presented above for 1997 and prior years have not been restated to reflect reclassifications of loans secured by real estate, which are included in other categories of loans in those years. Management does not believe that the impact on trends presented without such reclassification is significant.

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

         Net cash provided by operating activities, primarily net income, totaled $45 million for 2000, $36 million for 1999 and $38 million in 1998. Net cash used for investing activities totaled $233 million in 2000, $127 million in 1999 and $277 million in 1998. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $195 million in 2000, $49 million in 1999 and $214 million in 1998. For additional information concerning cash flows, see the "Consolidated Statements of Cash Flows" included in Part IV, Item 14.

         As a holding company, FIBS is a corporation separate and apart from the Banks, and therefore, provides for its own liquidity. Substantially all of FIBS's revenues are obtained from management fees, dividends declared and paid by the Banks and net revenues generated through data services. As of December 31, 2000, the Banks had approximately $32.5 million available to be paid as dividends to FIBS. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to FIBS. See Part I, Item 1, "Business-Regulation and Supervision." Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

         In connection with acquisitions in 1996, the Company issued subordinated notes and shares of noncumulative perpetual preferred stock. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see "Notes to Consolidated Financial Statements - Long Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

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

Capital Resources

         Stockholders' equity increased 13.8% to $198 million as of December 31, 2000 from $174 million as of December 31, 1999 and 7.4% to $174 million as of December 31, 1999 from $162 million as of December 31, 1998 primarily due to increases in retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. For the years ended December 31, 2000, 1999 and 1998, the Company paid aggregate cash dividends to stockholders of $9 million, $9 million and $8 million, respectively.

         Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2000, each of the Banks had levels of capital which met or exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see "Notes to Consolidated Financial Statements - Regulatory Matters" contained in Part IV, Item 14.

Interest Rate Risk Management

         The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

         The ability to optimize the net interest margin is largely dependent upon the achievement of an interest rate spread which can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap. The following table shows interest rate sensitivity gaps for different intervals as of December 31, 2000:

                                                 Three         Three            One
                                                 Months        Months          Year to        After
(Dollars in thousands)                          or Less      to One Year     Five Years     Five Years       Total
----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
     Loans(1)                              $     685,686         367,038        764,552         135,428     1,952,704
     Investment securities(2)                     61,928          73,598        351,159         140,122       626,807
     Interest bearing deposits in banks              771              -              -               -            771
     Federal funds sold                            1,510              -              -               -          1,510
----------------------------------------------------------------------------------------------------------------------

Total interest earning assets              $     749,895         440,636      1,115,711         275,550     2,581,792
======================================================================================================================

Interest bearing liabilities and trust preferred securities:
     Interest bearing demand accounts(3)   $      28,805          86,416        268,849              -        384,070
     Savings deposits(3)                         450,406          30,494         94,868              -        575,768
     Time deposits, $100 or more(4)               97,903         147,040         38,656              -        283,599
     Other time deposits                         154,765         371,873        153,464             123       680,225
     Federal funds purchased                      19,535              -              -               -         19,535
     Securities sold under repurchase
         agreements                              229,078              -              -               -        229,078
     Other borrowed funds                         11,138              -              -               -         11,138
     Long-term debt                               11,899             572         18,360           6,169        37,000
     Trust preferred securities                       -               -              -           40,000        40,000
----------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities
     and trust preferred securities        $   1,003,529         636,395        574,197          46,292     2,260,413
======================================================================================================================

Rate gap                                   $    (253,634)       (195,759)       541,514         229,258       321,379
Cumulative rate gap                             (253,634)       (449,393)        92,121         321,379
Cumulative rate gap as a percentage of
     total interest earning assets                 (9.82)%        (17.41)%         3.57%         12.45%
======================================================================================================================

     Assumptions used:

         (1)  Does not include nonaccrual loans of $19,619.

         (2) Adjusted to reflect: (a) expected shorter maturities based upon the Company's historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

          (3) Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. Their allocation is presented based on that historical analysis.

         (4) Included in the three month to one year category are deposits of $69,164 maturing in three to six months.

         As noted in footnote 3 above, interest bearing demand accounts and savings deposits are allocated based on historical analysis of their interest sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $734 million, a negative cumulative one year gap of $813 million and a positive cumulative one to five year gap of $92 million.

         The balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The income simulation model involves a degree of estimation based on certain assumptions management believes to be reasonable including estimated cash flows, prepayments, repricing characteristics, actual maturities, deposit growth and retention, and the relative sensitivity of assets and liabilities to change in market interest rates. The relative sensitivity is important to consider since the Company's deposit base is not subject to the same degree of interest sensitivity as its assets. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk over a one year period should interest rates vary one percent. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company's net interest margin.

         At December 31, 2000, the Company's one year cumulative liability sensitive gap totaled $449 million representing 17.4% of total interest earning assets. This position gradually changed from year end 1999 when the Company's gap position was liability sensitive by $248 million or 10.8% of total interest earning assets. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

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

         The following tables provide information about the Company's market sensitive financial instruments, categorized by maturity and the instruments' fair values at December 31, 2000 and 1999. The table constitutes a "forward-looking statement." For a description of the Company's policies with respect to managing risks associated with changing interest rates, see Part I,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition-Interest Rate Risk Management."

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

                                                           December 31, 2000 Expected Maturity/Principal Repayment
                                          ------------------------------------------------------------------------------------
(Dollars in thousands)                            2001        2002       2003       2004      2005    Thereafter     Total
------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
     Cash and short-term investments        $   169,245          -          -          -          -          -       169,245
     Net loans                                  949,937     338,884    217,052    158,056    102,638    157,506    1,924,073
     Securities available-for-sale               47,827      76,149     68,552     99,747     28,669     77,037      397,981
     Securities held-to-maturity                 74,198      37,299     16,335     17,285      6,723     76,400      228,240
------------------------------------------------------------------------------------------------------------------------------

         Total interest-sensitive assets    $ 1,241,207     452,332    301,939    275,088    138,030    310,943    2,719,539
==============================================================================================================================

Interest-sensitive liabilities and trust preferred securities:
     Total deposits excluding time deposits     728,589     144,174    144,174    384,464         -          -     1,401,401
     Time deposits                              782,403     119,651     31,418      9,183     19,300         87      962,042
     Federal funds purchased                     19,535          -          -          -          -          -        19,535
     Securities sold under repurchase
         agreements                             229,078          -          -          -          -          -       229,078
     Other borrowed funds                        11,138          -          -          -          -          -        11,138
     Long-term debt                              10,503       5,284      5,082      4,880      7,674      4,636       38,059
     Trust preferred securities                      -           -          -          -          -      37,200       37,200
------------------------------------------------------------------------------------------------------------------------------

       Total interest-sensitive liabilities
         and trust preferred securities     $ 1,781,246     269,109    180,674    398,527     26,974     41,923    2,698,453
==============================================================================================================================

                                                     December 31, 1999 Expected Maturity/Principal Repayment
                                           -------------------------------------------------------------------------------
(Dollars in thousands)                          2000        2001        2002       2003      2004    Thereafter    Total
--------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
     Cash and short-term investments       $   162,306          -          -          -          -          -     162,306
     Net loans                                 781,501     297,498    208,351    134,173    116,361    148,951  1,686,835
     Securities available-for-sale             143,515      65,496     58,195     24,247      7,988     44,612    344,053
     Securities held-to-maturity                54,613      55,328     37,610     16,639      8,606     66,832    239,628
--------------------------------------------------------------------------------------------------------------------------

         Total interest-sensitive assets   $ 1,141,935     418,322    304,156    175,059    132,955    260,395  2,432,822
==========================================================================================================================

Interest-sensitive liabilities and trust preferred securities:
     Total deposits excluding time
         deposits                          $   686,205     135,754    135,754    362,012         -          -   1,319,725
     Time deposits                             535,141     211,319     27,833     14,836      7,064        335    796,528
     Federal funds purchased                       900          -          -          -          -          -         900
     Securities sold under repurchase
         agreements                            188,024          -          -          -          -          -     188,024
     Other borrowed funds                       41,875          -          -          -          -          -      41,875
     Long-term debt                              1,952       1,781      4,339      4,063      3,787      7,568     23,490
     Trust preferred securities                     -           -          -          -          -      41,600     41,600
--------------------------------------------------------------------------------------------------------------------------

       Total interest-sensitive liabilities
         and trust preferred securities    $ 1,454,097     348,854    167,926    380,911     10,851     49,503  2,412,142
==========================================================================================================================

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

              Report of KPMG LLP, Independent Auditors
              Consolidated Balance
              Sheets - December 31, 2000 and 1999
              Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998
              Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years Ended December 31,
                  2000, 1999 and 1998
              Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998
              Notes to Consolidated Financial Statements

As more fully described in "Notes to the Consolidated Financial Statements", the Company has restated 1999, 1998 and 1997 consolidated financial statements.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information concerning "Directors and Executive Officers of Registrant" is set forth under the heading "Directors and Executive Officers" in the Company's 2000 definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 18, 2001 (the "Proxy Statement") and is incorporated herein by reference.

         Information concerning "Compliance With Section 16(a) of the Securities and Exchange Act of 1934" is set forth under the heading "Compliance With
Section 16(a) of the Securities and Exchange Act of 1934" (the "Exchange Act") in the Company's Proxy Statement and is herein incorporated by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

         Information concerning "Executive Compensation" is set forth under the heading "Director and Executive Compensation" in the Company's Proxy Statement and is herein incorporated by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning "Security Ownership of Certain Beneficial Owners and Management" is set forth under the heading "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement and is herein incorporated by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning "Certain Relationships and Related Transactions" is set forth under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is herein incorporated by reference.


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

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



KPMG LLP







The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 25 to the consolidated financial statements, the Company has restated its 1999 and 1998 consolidated financial statements to account for its stock option plan as a variable plan under APB Opinion 25, "Accounting for Stock Issued to Employees".


/s/ KPMG LLP


Billings, Montana
January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

December 31,                                                                           2000                 1999
                                                                                                         (Restated)
-------------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                  $        166,964              146,943
     Federal funds sold                                                                  1,510               10,415
     Interest bearing deposits in banks                                                    771                4,948
     Investment securities:
         Available-for-sale                                                            397,981              344,053
         Held-to-maturity (estimated market values of $228,240 and $239,628
              at December 31, 2000 and 1999, respectively)                             228,826              246,456
-------------------------------------------------------------------------------------------------------------------------------

     Total investment securities                                                       626,807              590,509
-------------------------------------------------------------------------------------------------------------------------------

     Loans                                                                           1,972,323            1,722,961
     Less allowance for loan losses                                                     32,820               29,599
-------------------------------------------------------------------------------------------------------------------------------

     Net loans                                                                       1,939,503            1,693,362
-------------------------------------------------------------------------------------------------------------------------------

     Premises and equipment, net                                                        91,075               74,106
     Accrued interest receivable                                                        28,442               24,506
     Goodwill and core deposit intangible, net of accumulated
         amortization of $17,163 in 2000 and $13,714 in 1999                            42,481               32,374
     Other real estate owned, net                                                        3,028                1,445
     Deferred tax asset                                                                  7,282               11,643
     Other assets                                                                       25,399               22,412
-------------------------------------------------------------------------------------------------------------------------------

     Total assets                                                             $      2,933,262            2,612,663
===============================================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
         Noninterest bearing                                                  $        441,563              398,391
         Interest bearing                                                            1,923,662            1,719,792
-------------------------------------------------------------------------------------------------------------------------------

     Total deposits                                                                  2,365,225            2,118,183
-------------------------------------------------------------------------------------------------------------------------------

     Federal funds purchased                                                            19,535                  900
     Securities sold under repurchase agreements                                       229,078              188,024
     Accrued interest payable                                                           19,026               13,331
     Accounts payable and accrued expenses                                              14,274               13,318
     Other borrowed funds                                                               11,138               41,875
     Long-term debt                                                                     37,000               23,394
-------------------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               2,695,276            2,399,025
-------------------------------------------------------------------------------------------------------------------------------

     Mandatorily redeemable preferred securities of subsidiary trust                    40,000               40,000

     Stockholders' equity:
         Nonvoting noncumulative preferred stock without par value; authorized
              100,000 shares, no shares issued or outstanding as of
              December 31, 2000 and 1999                                                     -                    -
         Common stock without par value; authorized 20,000,000 shares;
              issued and outstanding 7,899,168 shares and 7,993,250 shares
              as of December 31, 2000 and 1999, respectively                             7,101               10,831
         Retained earnings                                                             190,410              168,837
         Accumulated other comprehensive income (loss), net                                475               (6,030)
-------------------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                        197,986              173,638
-------------------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                               $      2,933,262            2,612,663
===============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


Year Ended December 31,                                                    2000              1999             1998
                                                                                          (Restated)       (Restated)
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                    $     179,477            148,827          143,236
     Interest and dividends on investment securities:
         Taxable                                                          31,515             34,242           29,616
         Exempt from Federal taxes                                         3,591              3,355            2,108
     Interest on deposits in banks                                           112                353              997
     Interest on Federal funds sold                                        1,400              1,304            3,457
-------------------------------------------------------------------------------------------------------------------------------

              Total interest income                                      216,095            188,081          179,414
-------------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                 80,205             67,525           68,248
     Interest on Federal funds purchased                                   1,605              1,639               66
     Interest on securities sold under repurchase agreements              10,836              7,035            7,023
     Interest on other borrowed funds                                      3,084              1,324              461
     Interest on long-term debt                                            2,696              2,126            2,327
     Interest on mandatorily redeemable preferred securities
         of subsidiary trust                                               3,529              3,529            3,527

              Total interest expense                                     101,955             83,178           81,652
-------------------------------------------------------------------------------------------------------------------------------
              Net interest income                                        114,140            104,903           97,762
Provision for loan losses                                                  5,280              3,563            4,170
-------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses        108,860            101,340           93,592

Noninterest income:
     Income from fiduciary activities                                      4,910              4,495            4,006
     Service charges on deposit accounts                                  12,590             11,373           10,379
     Technology services                                                  10,171              8,274            8,081
     Other service charges, commissions and fees                           6,512              5,684            4,951
     Investment securities gains, net                                        133                 19              282
     Other real estate income, net                                           689                366              134
     Other income                                                          4,849              2,746            2,131
-------------------------------------------------------------------------------------------------------------------------------

              Total noninterest income                                    39,854             32,957           29,964
-------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries, wages and employee benefits                                51,814             48,034           43,980
     Occupancy, net                                                        8,063              7,085            6,418
     Furniture and equipment                                              10,692             10,218            8,524
     FDIC insurance                                                          438                233              215
     Goodwill and core deposit intangible amortization expense             3,449              2,764            2,464
     Other expenses                                                       26,702             23,006           21,976
-------------------------------------------------------------------------------------------------------------------------------
              Total noninterest expense                                  101,158             91,340           83,577
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                47,556             42,957           39,979

Income tax expense                                                        17,176             15,229           15,100
-------------------------------------------------------------------------------------------------------------------------------

              Net income                                           $      30,380             27,728           24,879
===============================================================================================================================

Basic earnings per share                                           $        3.83               3.48            3.10
Diluted earnings per share                                                  3.78               3.42            3.08
===============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands, except share and per share data)

                                                                                            Accumulated other      Total
                                                                      Common      Retained    comprehensive    stockholders'
                                                                       stock      earnings    income (loss)       equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997, restated                             $  11,860       132,311             900         145,071

Comprehensive income:
     Net income                                                            -        24,879               -          24,879
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment                    -             -           1,268           1,268
                                                                                                               -----------
              Total comprehensive income                                                                            26,147
                                                                                                               -----------

Common stock transactions:
     112,274 shares retired                                           (3,739)            -               -          (3,739)
     70,048 shares issued                                              2,347             -               -           2,347

Cash dividends declared:
     Common ($0.94 per share)                                              -        (7,551)              -          (7,551)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998, restated                                10,468       149,639           2,168         162,275

Comprehensive income:
     Net income                                                            -        27,728               -          27,728
     Unrealized losses on available-for-sale investment
         securities, net of reclassification adjustment                    -             -          (8,198)         (8,198)
                                                                                                               -----------
              Total comprehensive income                                   -             -               -          19,530
                                                                                                               -----------

Common stock transactions:
     87,201 shares retired                                            (3,271)           -               -           (3,271)
     91,878 shares issued                                              3,634            -               -            3,634

Cash dividends declared:
     Common ($1.07 per share)                                             -         (8,530)             -           (8,530)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999, restated                                10,831       168,837          (6,030)        173,638

Comprehensive income:
     Net income                                                            -        30,380               -          30,380
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment                    -             -           6,505           6,505
                                                                                                               -----------
              Total comprehensive income                                                                            36,885
                                                                                                               -----------

Common stock transactions:
     124,718 shares retired                                           (4,904)            -               -          (4,904)
     30,636 shares issued                                              1,174             -               -           1,174

Cash dividends declared:
     Common ($1.11 per share)                                              -        (8,807)              -          (8,807)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                       $   7,101       190,410             475         197,986
====================================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended December 31,                                                                   2000         1999        1998
                                                                                             (Restated)  (Restated)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                          $  30,380       27,728       24,879
     Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed earnings of joint venture                                    (737)           -            -
         Provisions for loan and other real estate losses                                    5,280        3,583        4,215
         Depreciation and amortization                                                      12,432       11,025        9,270
         Donation of land                                                                        -          359            -
         Net premium amortization on investment securities                                     113          453          286
         Net gain on sale of investments                                                      (133)         (19)        (282)
         Gain on sale of other real estate owned                                              (758)        (446)        (248)
         Gain on sale of loans                                                              (1,711)      (1,496)        (894)
         Loss (gain) on sale of premises and equipment                                        (194)          15          346
         Deferred income taxes                                                                 286         (594)        (796)
         Increase in accrued interest receivable                                            (3,152)      (2,068)        (387)
         Increase in other assets                                                           (2,884)      (2,902)      (3,362)
         Increase (decrease) in accrued interest payable                                     5,461          (62)       2,058
         Increase (decrease) in accounts payable and accrued expenses                          422          584        2,550
-------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                     44,805       36,160       37,635
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities:
         Held-to-maturity                                                                  (60,472)     (72,390)    (163,430)
         Available-for-sale                                                               (105,624)     (38,747)    (388,698)
     Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                                   78,948      129,667      101,048
         Available-for-sale                                                                 50,042       64,838      166,326
     Proceeds from sales of available-for-sale investment securities                        28,458        2,483       33,718
     Extensions of credit to customers, net of repayments                                 (190,889)    (209,403)     (21,053)
     Recoveries on loans charged-off                                                         2,728        3,268        3,080
     Proceeds from sale of other real estate owned                                           1,535        1,708        1,727
     Acquisitions of banking offices, net of cash and cash equivalents acquired            (15,288)       9,424            -
     Capital distribution from joint venture                                                   300          325          321
     Capital expenditures, net of sales                                                    (22,606)     (17,782)      (9,568)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                       (232,868)    (126,609)    (276,529)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                              166,960       15,670      236,926
     Net increase (decrease) in federal funds purchased and repurchase agreements           59,689       13,656       (5,107)
     Net increase (decrease) in other borrowed funds                                       (32,737)      32,047       (1,763)
     Borrowings of long-term debt                                                           29,000        5,527        2,371
     Repayment of long-term debt                                                           (15,394)      (9,720)      (9,609)
     Net decrease (increase) in debt issuance costs                                             95           95          (40)
     Proceeds from issuance of common stock                                                  1,100        3,262        2,278
     Payments to retire common stock                                                        (4,904)      (3,271)      (3,739)
     Dividends paid on common stock                                                         (8,807)      (8,530)      (7,551)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                    195,002       48,736      213,766
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         6,939      (41,713)     (25,128)

Cash and cash equivalents at beginning of year                                             162,306      204,019      229,147
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                 $ 169,245      162,306      204,019
===============================================================================================================================
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                              $  96,494       83,211       79,594
     Cash paid during the year for taxes                                                    15,666       15,761       16,865
===============================================================================================================================


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

       The following is a summary of significant accounting policies utilized by the Company:

       PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Interstate BancSystem, Inc. (Parent Company) and its operating subsidiaries: First Interstate Bank in Montana ("FIB Montana"), First Interstate Bank in Wyoming ("FIB Wyoming"), Commerce Financial, Inc., FIB Capital Trust and i_Tech Corporation. All material intercompany transactions have been eliminated in consolidation.

       BASIS OF PRESENTATION. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

       At December 31, 2000 the Company was required to have aggregate reserves, exclusive of cash on hand, with the Federal Reserve Bank of approximately $9,709. Also, approximately $18,500 of additional compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       INVESTMENT SECURITIES. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and any marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of stockholders' equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account assets and reported at fair value. The Company did not carry any trading account assets during 2000, 1999 or 1998. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

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

       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases, based on evaluations of the collectibility and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that affect the borrowers' ability to pay.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       The Company also establishes a reserve for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used to measure impairment instead of discounted cash flows. The Company's impaired loans are those non-consumer loans which are non-accrual or a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments are received.

       GOODWILL AND CORE DEPOSIT INTANGIBLE. The excess purchase price over the fair value of identifiable net assets from acquisitions is allocated between goodwill and the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions ("core deposit intangible"). Goodwill is amortized using the straight-line method over periods of primarily 15 to 25 years. Core deposit intangible is amortized using an accelerated method based on an estimated runoff of the related deposits, over an original period not exceeding 10 years.

       PREMISES AND EQUIPMENT. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized using straight-line methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Depreciation expense was $8,983 in 2000, $8,261 in 1999 and $6,692 in 1998.

       LONG-LIVED ASSETS. Long-lived assets, including premises and equipment, enterprise goodwill and certain identifiable intangibles (e.g. excess purchase price, core deposit intangibles), are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 2000, 1999 or 1998.

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

       SERVICING ASSETS. The Company recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Servicing assets are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Amortization expense of $890, $660 and $317 was recognized in 2000, 1999 and 1998, respectively. Servicing assets are periodically evaluated for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. There were no impairment losses recognized in 2000, 1999 or 1998.

       The principal balance of mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid balances of these loans were approximately $619,538 and $476,479 at December 31, 2000 and 1999, respectively.

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

       STOCK-BASED COMPENSATION. The Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock.

       COMPREHENSIVE INCOME. Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

       RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," addressing a limited number of implementation issues in applying SFAS No. 133. SFAS Nos. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption on January 1, 2001 is not anticipated to have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of December 31, 2000, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and market values of $104 million and $103 million, respectively, into the available-for-sale investment category. Net unrealized holding gains of $569,000 on the transferred securities will be reported in accumulated other comprehensive income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company.

       RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2000, the Company exceeded all capital adequacy requirements to which it is subject.

       As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Company's actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2000 and 1999 are presented in the following table:

                                                                        Adequately                    Well
                                                Actual                  Capitalized                Capitalized
                                        ----------------------    ----------------------     ----------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------------

       As of December 31, 2000:

           Total risk-based capital:
                Consolidated          $   235,731       10.4%    $   182,019      8.0%     $  227,524        10.0%
                FIB Montana               158,209       11.1         113,649      8.0         142,062        10.0
                FIB Wyoming                94,198       11.1          67,616      8.0          84,520        10.0

           Tier 1 risk-based capital:
                Consolidated              194,533        8.6          91,009      4.0         136,514         6.0
                FIB Montana               140,347        9.9          56,825      4.0          85,237         6.0
                FIB Wyoming                83,578        9.9          33,808      4.0          50,712         6.0

           Leverage capital ratio:
                Consolidated              194,533        6.8         114,736      4.0         143,420         5.0
                FIB Montana               140,347        7.9          70,709      4.0          88,386         5.0
                FIB Wyoming                83,578        7.7          43,570      4.0          54,463         5.0
-------------------------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

                                                                        Adequately                    Well
                                                Actual                  Capitalized                Capitalized
                                        ----------------------    ----------------------     ----------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------------
       As of December 31, 1999:
           Total risk-based capital:
                Consolidated          $   227,009       11.7%    $   155,388      8.0%     $  194,235        10.0%
                FIB Montana               149,184       11.8         101,354      8.0         126,693        10.0
                FIB Wyoming                77,406       11.6          53,352      8.0          66,690        10.0

           Tier 1 risk-based capital:
                Consolidated              186,927        9.7          77,694      4.0         116,541         6.0
                FIB Montana               133,291       10.5          50,677      4.0          76,016         6.0
                FIB Wyoming                69,002       10.4          26,676      4.0          40,014         6.0

           Leverage capital ratio:
                Consolidated              186,927        7.2         104,631      4.0         130,788         5.0
                FIB Montana               133,291        7.8          68,440      4.0          85,551         5.0
                FIB Wyoming                69,002        7.7          35,872      4.0          44,839         5.0
===============================================================================================================================

(3)    INVESTMENT SECURITIES

       The amortized cost and approximate market values of investment securities are summarized as follows:


       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 2000                                    cost             gains         losses          value
-------------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     19,469           373               -           19,842
       Obligations of U.S. Government agencies             213,779         1,658            (361)         215,076
       States, county and municipal securities               4,692            99               -            4,791
       Other mortgage-backed securities                    146,231           117          (1,375)         144,973
       Other securities                                     13,069           230               -           13,299
-------------------------------------------------------------------------------------------------------------------------------
                Total                                 $    397,240         2,477          (1,736)         397,981
===============================================================================================================================



       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 2000                                    cost             gains         losses          value
-------------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     46,535           221              (1)          46,755
       Obligations of U.S. Government agencies              25,896           135             (76)          25,955
       States, county and municipal securities              73,849           694            (381)          74,162
       Corporate securities                                 41,970            10            (335)          41,645
       Other mortgage-backed securities                     40,576             3            (856)          39,723
-------------------------------------------------------------------------------------------------------------------------------
                Total                                 $    228,826         1,063          (1,649)         228,240
===============================================================================================================================


       Gross gains of $138 and gross losses of $5 were realized on the sale of available-for-sale securities in 2000.

       Other securities available-for-sale include restricted equity stocks of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB") carried at amortized costs of $3,406 and $9,412, respectively, at December 31, 2000.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1999                                    cost             gains         losses          value
-------------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     47,080             4            (133)          46,951
       Obligations of U.S. Government agencies             155,604             -          (4,509)         151,095
       States, county and municipal securities               5,454            96              (8)           5,542
       Corporate securities                                  4,220             -             (14)           4,206
       Other mortgage-backed securities                    129,332           101          (5,286)         124,147
       Other securities                                     11,985           127               -           12,112
-------------------------------------------------------------------------------------------------------------------------------
                Total                                 $    353,675           328          (9,950)         344,053
===============================================================================================================================


       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1999                                    cost             gains         losses          value
-------------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     74,100            81             (66)          74,115
       Obligations of U.S. Government agencies              21,139             -            (597)          20,542
       States, county and municipal securities              71,293            42          (2,525)          68,810
       Corporate securities                                 26,358             -            (448)          25,910
       Other mortgage-backed securities                     53,566             -          (3,315)          50,251
-------------------------------------------------------------------------------------------------------------------------------
                Total                                 $    246,456           123          (6,951)         239,628
===============================================================================================================================


       Gross gains of $20 and gross losses of $1 were realized on the sale of available-for-sale securities in 1999. Gross gains of $284 and gross losses of $2 were realized on the sale of available-for-sale securities in 1998.

       Other securities available-for-sale include restricted equity stocks of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB") carried at amortized costs of $3,152 and $8,522, respectively, at December 31, 1999.

       Maturities of investment securities at December 31, 2000 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.


       December 31, 2000                                       Available-for-Sale                Held-to-Maturity
-------------------------------------------------------------------------------------------------------------------------------
                                                            Amortized       Estimated        Amortized      Estimated
                                                              cost        market value         cost       market value
-------------------------------------------------------------------------------------------------------------------------------
       Within one year                                  $      47,940          47,827         74,400           74,198
       After one but within five years                        272,305         273,118         78,041           77,642
       After five years but within ten years                   34,236          34,078         60,524           60,701
       After ten years                                         29,690          29,659         15,861           15,699
-------------------------------------------------------------------------------------------------------------------------------

           Total                                              384,171         384,682        228,826          228,240
-------------------------------------------------------------------------------------------------------------------------------

       No stated maturity                                      13,069          13,299              -                -
-------------------------------------------------------------------------------------------------------------------------------

           Total                                        $     397,240         397,981        228,826          228,240
===============================================================================================================================


       At December 31, 2000, the Company had investment securities callable within one year with amortized costs and estimated market values of $135,194 and $134,629, respectively. These investment securities are primarily classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

       Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 2000 and 1999, the Company had variable rate securities with amortized costs of $4,120 and $6,776, respectively.

       There are no significant concentrations of investments at December 31, 2000 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

       Investment securities with amortized cost of $466,946 and $429,058 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, securities sold under repurchase agreements and for other purposes required or permitted by law. The approximate market value of securities pledged at December 31, 2000 and 1999 was $466,413 and $420,323, respectively. All securities sold under repurchase agreements are with customers and generally mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)    LOANS

       Major categories and balances of loans included in the loan portfolios are as follows:


       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Real estate (1)                                                          $     954,933             806,320
       Consumer  (2)                                                                  495,445             463,414
       Commercial                                                                     420,706             344,371
       Agricultural                                                                    95,387             106,887
       Other loans, including overdrafts                                                5,852               1,969
-------------------------------------------------------------------------------------------------------------------------------

       Total loans                                                              $   1,972,323           1,722,961
===============================================================================================================================

       (1) Includes residential, agricultural, commercial, consumer, construction and other loans secured by real estate of $112,543, $96,019, $519,817, $148,312, $66,010 and $12,232, respectively, as of December 31, 2000 and $103,079, $87,711, $435,006, $117,881,
              $48,669 and $13,974, respectively, as of December 31, 1999.

       (2) Includes indirect loans of $319,224 and $318,711 at December 31, 2000 and 1999, respectively.

       At December 31, 2000, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

       Nonaccrual loans amounted to $19,619 and $22,854 at December 31, 2000 and 1999, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,943 and $1,424, respectively. Loans contractually past due ninety days or more aggregating $5,158 on December 31, 2000 and $4,695 on December 31, 1999 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

       Impaired loans at December 31, 2000 and 1999 are $20,675 and $24,187, respectively. Included in impaired loans at December 31, 2000 and 1999 are $2,249 and $4,331, respectively, of loans which have an impairment allowance of $1,092 and $2,997, respectively, included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $22,324, $17,494 and $10,652, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 2000, 1999 and 1998 would have been approximately $2,043, $1,536 and $984, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

       Also included in impaired loans at December 31, 2000 and 1999 are loans with a carrying value of $2,635 and $3,660, respectively, the terms of which have been modified in troubled debt restructurings. Restructured debt includes nonaccrual loans of $650 and $1,539 at December 31, 2000 and 1999, respectively. The interest income recognized on restructured loans approximated $176, $192 and $109 during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, there were no material commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

       Most of the Company's business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company's trade area are not significant and management's anticipated credit losses arising from these transactions compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

       Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $25,757 at December 31, 2000 and $17,600 at December 31, 1999. During 2000, new loans and advances on existing loans of $47,995 were funded and repayments totaled $39,838. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

(5)    ALLOWANCE FOR LOAN LOSSES

       A summary of changes in the allowance for loan losses follows:


       Year ending December 31,                                      2000                1999                1998
-------------------------------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $    29,599              28,803              28,180
       Allowance of acquired banking offices                          1,019               1,574                   -
       Provision charged to operating expense                         5,280               3,563               4,170
       Less loans charged-off                                        (5,806)             (7,609)             (6,627)
       Add back recoveries of loans previously charged-off            2,728               3,268               3,080
-------------------------------------------------------------------------------------------------------------------------------
       Balance at end of year                                   $    32,820              29,599              28,803
===============================================================================================================================

(6)    PREMISES AND EQUIPMENT

       Premises and equipment and related accumulated depreciation are as follows:


       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Land                                                                      $     12,606               9,540
       Buildings and improvements                                                      74,811              62,706
       Furniture and equipment                                                         40,713              34,757
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      128,130             107,003
       Less accumulated depreciation                                                   37,055              32,897
-------------------------------------------------------------------------------------------------------------------------------

       Premises and equipment, net                                               $     91,075              74,106
===============================================================================================================================

       The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


(7)    OTHER REAL ESTATE OWNED

       Other real estate owned (OREO) consists of the following:


       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       OREO                                                                        $  3,038                1,465
       Less allowance for OREO losses                                                    10                   20
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $   3,028                1,445
===============================================================================================================================

       A summary of changes in the allowance for OREO losses follows:


       Year ending December 31,                                       2000                1999               1998
-------------------------------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $       20                  477                 462
       Provision during the year                                         -                   20                  45
       Property writedowns                                             (10)                (477)                (30)
-------------------------------------------------------------------------------------------------------------------------------
       Balance at end of year                                   $       10                   20                 477
===============================================================================================================================

(8)    SERVICING ASSETS

       The Company had servicing assets, net of accumulated amortization, of $4,964 and $3,673 at December 31, 2000 and 1999, respectively. Servicing assets of $2,181 and $2,546 were capitalized in 2000 and 1999, respectively. Included in capitalized servicing assets were $1,143 and $981 of servicing assets acquired from other institutions during 2000 and 1999, respectively.

       At December 31, 2000, the estimated fair value of the Company's servicing assets was $6,685. The fair value of servicing assets was determined using discount rates ranging from 9.0% to 17.0% and monthly prepayment speeds ranging from 0.7% to 3.1% depending upon the stratification of the specific servicing asset.

(9)    CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 2000 and 1999. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 2000 and 1999 are $2,811 and $2,753, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $626 and $558 at December 31, 2000 and 1999, respectively.

       The Company has also obtained insurance policies covering certain other key officers. The net cash surrender value of these policies is $2,460 and $2,140 at December 31, 2000 and 1999, respectively, and is included in other assets. Upon retirement, the officers have the option of entering into split-dollar contracts with the Company which provide continuing post-employment insurance coverage for a specified death benefit amount. The Company accrues the earned portion of the post-employment benefit through the specified vesting date.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       The Company has received common stock as a result of the demutualization of certain insurance companies. Demutualization stocks of $473 and $67 at December 31, 2000 and 1999, respectively, are included in other assets. Unrealized gains resulting from market value adjustments of $406 and $67 in 2000 and 1999, respectively, are included in non-interest income. No unrealized holding gains or losses were recorded in 1998.

(10)   DEPOSITS

       Deposits are summarized as follows:

       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Noninterest bearing demand                                               $     441,563             398,391

       Interest bearing:
           Demand                                                                     384,070             367,770
           Savings                                                                    575,768             553,564
           Time, $100 and over                                                        283,599             203,475
           Time, other                                                                680,225             594,983
-------------------------------------------------------------------------------------------------------------------------------
           Total interest bearing                                                   1,923,662           1,719,792
-------------------------------------------------------------------------------------------------------------------------------
                                                                                $   2,365,225           2,118,183
===============================================================================================================================

       Maturities of time deposits at December 31, 2000 are as follows:

                                                                                  Time, $100
                                                                                   and Over            Total Time
-------------------------------------------------------------------------------------------------------------------------------
       2001                                                                      $    244,943            771,581
       2002                                                                            28,865            123,667
       2003                                                                             5,671             33,701
       2004                                                                             1,136              9,554
       2005                                                                             2,984             25,198
       Thereafter                                                                           -                123
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    283,599            963,824
===============================================================================================================================


       Interest expense on time deposits of $100 or more was $13,889, $11,087 and $11,466 for the years ended December 31, 2000, 1999 and 1998, respectively.

(11)   INCOME TAXES

       Income tax expense (benefit) consists of the following:

       Year ended December 31,                                       2000               1999                1998
-------------------------------------------------------------------------------------------------------------------------------
       Current:
           Federal                                              $   14,668              13,873             13,698
           State                                                     2,222               1,950              2,198
-------------------------------------------------------------------------------------------------------------------------------
                                                                    16,890              15,823             15,896
-------------------------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

       Year ended December 31,                                     2000                  1999                1998
-------------------------------------------------------------------------------------------------------------------------------
       Deferred:
           Federal                                              $      226                (440)              (705)
            State                                                       60                (154)               (91)
-------------------------------------------------------------------------------------------------------------------------------

                                                                       286                (594)              (796)
-------------------------------------------------------------------------------------------------------------------------------

                                                                $   17,176              15,229             15,100
===============================================================================================================================

       Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 2000, 1999 and 1998 to income before income taxes as a result of the following:

       Year ended December 31,                                       2000               1999                1998
-------------------------------------------------------------------------------------------------------------------------------
       Tax expense at the statutory tax rate                    $   16,645              15,035             13,993
       Increase (decrease) in tax resulting from:
           Tax-exempt income                                        (1,749)             (1,212)              (881)
           State income tax, net of Federal income tax benefit       1,483               1,167              1,370
           Amortization of nondeductible goodwill                      452                 310                312
           Other, net                                                  345                 (71)               306
-------------------------------------------------------------------------------------------------------------------------------
                                                                $   17,176              15,229             15,100
===============================================================================================================================

       The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Loans, principally due to allowance for loan losses                   $   11,378               10,368
           Other real estate owned, principally due to differences in bases              83                  278
           Employee benefits                                                          2,779                2,962
           Investment securities, unrealized losses                                       -                3,592
           Other                                                                        619                  430
-------------------------------------------------------------------------------------------------------------------------------
                    Deferred tax assets                                              14,859               17,630
-------------------------------------------------------------------------------------------------------------------------------

       Deferred tax liabilities:
           Fixed assets, principally differences in bases and depreciation             (923)                (601)
           Investment in joint venture partnership, principally due to
                differences in depreciation of partnership assets                      (823)                (913)
           Prepaid amounts                                                             (665)                (342)
           Investment securities, principally differences in bases                   (1,444)              (1,058)
           Investment securities, unrealized gains                                     (266)                  -
           Goodwill and core deposit intangibles                                     (2,598)              (2,137)
           Mortgage servicing rights                                                   (698)                (760)
           Other                                                                       (160)                (176)
-------------------------------------------------------------------------------------------------------------------------------
                    Deferred tax liabilities                                         (7,577)              (5,987)
-------------------------------------------------------------------------------------------------------------------------------

                    Net deferred tax asset                                       $    7,282               11,643
===============================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2000 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

       The Company had current income taxes receivable of $174 and $428 at December 31, 2000 and 1999, respectively.

(12)   LONG-TERM DEBT AND OTHER BORROWED FUNDS

       A summary of long-term debt follows:


       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Parent Company:
           Unsecured revolving term loan due June 30, 2005, interest payable quarterly at variable interest rates (8.76% weighted average
                rate at December 31, 2000)                                        $    11,550                  -
           7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
                October 1, 2002 in the amount of $3,400 with final maturity
                on October 1, 2006                                                     20,000             20,000
           Variable rate equipment note, principal and interest payable quarterly
                through March 30, 2005 (8.48% rate at December 31, 2000)                2,572                  -
           Various unsecured notes payable to former stockholders at various rates of 6.21% to 7.14% due in annual principal installments
                through January 2001                                                       57                141
           Variable rate, unsecured term notes due on demand, interest payable
                monthly (weighted average rate of 7.00% at December 31, 2000)             100                  -

       Subsidiaries:
           Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 6.36% at
                December 31, 2000)                                                      2,381              2,906
           10% note payable on repossessed property due in annual payments
                of $41 maturing January 15, 2018                                          340                347
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $    37,000             23,394
===============================================================================================================================

       Maturities of long-term debt at December 31, 2000 follow:

                                    2001                                          $       922
                                    2002                                                4,214
                                    2003                                                4,548
                                    2004                                                4,906
                                    2005                                               16,246
                                    Thereafter                                          6,164
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  $    37,000
===============================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

       The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2000, $11,550 was advanced on the loan. The revolving facility requires an annual commitment fee of 0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. The Company may elect at various dates either prime or a Eurodollar rate which varies depending on the Company's capital ratios.

       The variable rate equipment note is secured by a Cessna Citation aircraft. The notes payable to FHLB are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

       The following is a summary of other borrowed funds, all of which mature within one year:

       December 31,                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
       Interest bearing demand notes issued to the United States Treasury, secured by investment securities (6.31% weighted average rate at
           December 31, 2000)                                                     $    11,138             11,725
       Notes payable paid in 2000                                                           -             30,150
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  $    11,138             41,875
===============================================================================================================================

       The Company has Federal funds lines of credit with third parties amounting to $105 million, subject to funds availability. These lines are subject to cancellation without notice. The Company has available lines of credit with the FHLB of approximately $139 million.

(13)   EMPLOYEE BENEFIT PLANS

       PROFIT SHARING PLAN. The Company has a noncontributory profit sharing plan. To be eligible for the profit sharing plan, an employee must complete one year of employment and 1,000 hours or more of service. Quarterly contributions are determined by the Company's Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Company contributions to this plan of $1,186, $1,150 and $1,032 were expensed in 2000, 1999 and 1998, respectively.

       SAVINGS PLAN. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan as discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee's compensation. Company contributions to this plan of $1,490, $1,321 and $1,164 were expensed in 2000, 1999 and 1998, respectively.

       STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") for certain officers and directors of the Company. Stock option and stock appreciation rights ("SARs") awards are granted at the discretion of the Company's Board of Directors. Stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Stock Option Plan can be immediately exercised for periods of seven or ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company a right of first refusal to repurchase the stock. The Company accounts for the Stock Option Plan as a variable plan with compensation cost expensed each period from the date of grant to the measurement date based on the fair value of the Company's common stock at the end of the period. The recorded benefit related to this plan was $593 in 2000 and the recorded expense related to this plan

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       was $2,505 and $1,249 in 1999 and 1998, respectively. At December 31, 2000 and 1999, the Company had recognized liabilities of $4,129 and $5,595, respectively, related to obligations under this plan (see note
       25).

       During 1998, the Company determined that it would discontinue the issuance of SARS. In conjunction with that decision, grantees with outstanding SARs were allowed to convert the SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options.

       Information with respect to the Company's stock options and SARs are as follows:

                                                             2000                  1999                  1998
                                                    --------------------   -------------------   -------------------
       Year ended December 31,                         Options     SARs      Options    SARs      Options     SARs
-------------------------------------------------------------------------------------------------------------------------------
       Outstanding, beginning of year                 322,300      6,000    169,280    115,140    123,204     91,452
       Granted                                        101,456          -     90,700          -     51,700     26,700
       Exercised                                      (35,000)    (1,600)   (43,980)    (2,840)    (5,624)    (3,012)
       Expired                                         (2,500)         -          -          -          -          -
       Conversion of SARs to options                        -          -    106,300   (106,300)         -          -
-------------------------------------------------------------------------------------------------------------------------------
       Outstanding, end of year                       386,256      4,400    322,300      6,000    169,280    115,140
===============================================================================================================================

       Information with respect to the weighted-average stock option exercise prices are as follows:

       Year ended December 31,                               2000                  1999                  1998
-------------------------------------------------------------------------------------------------------------------------------
       Granted during year                                 $ 39.95               $ 33.14               $ 28.25
       Exercised during year                                 14.54                 12.01                  6.16
       Expired during year                                   38.60                  -                       -
       SARs converted during year                              -                   17.16                    -
       Outstanding, end of year                              27.82                 22.64                 17.69
===============================================================================================================================

       Stratification and additional detail regarding the exercisable options outstanding at December 31, 2000 are as follows:

                       Exercise                   Number                Weighted-average          Weighted-average
                      price range               outstanding              remaining life            exercise price
-------------------------------------------------------------------------------------------------------------------------------
                   $6.75 - $15.80                 70,900                  2.87 years               $    12.32
                  $17.85 - $24.74                106,700                  6.25 years                    21.61
                  $32.00 - $40.00                208,656                  7.26 years                    36.25
===============================================================================================================================

       As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for its stock based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its stock based employee compensation arrangements in accordance with the provisions of SFAS No. 123. The Company has administered the Stock Option Plan to historically allow an option holder to elect settlement in cash and therefore the accounting treatment under SFAS No. 123 is consistent with that required for variable awards under APB 25. Accordingly, the application of SFAS No. 123 to the Company's Stock Option Plan would not result in a difference to reported net income or earnings per share.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)



(14)   COMMITMENTS AND CONTINGENCIES

       In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

       The Parent Company and the Billings office of FIB Montana are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At December 31, 2000 the partnership has indebtedness of $8,893 which has full recourse to the partners. Total rents, including maintenance, paid to the partnership were $1,503 in 2000, $1,445 in 1999 and $1,360 in 1998.

       The Company also leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2,119 in 2000, $1,691 in 1999 and $1,351 in 1998.

       The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

                                                                     Third
                                                                    parties        Partnership            Total
-------------------------------------------------------------------------------------------------------------------------------
       For the year ending December 31:
           2001                                                 $    1,517            1,013               2,530
           2002                                                      1,528            1,013               2,541
           2003                                                      1,429            1,006               2,435
           2004                                                      1,246              983               2,229
           2005                                                      1,107              791               1,898
           Thereafter                                                2,316               -                2,316
-------------------------------------------------------------------------------------------------------------------------------
                                                                $    9,143            4,806              13,949
===============================================================================================================================

(15)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

       The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 2000 and 1999, stand-by letters of credit in the amount of $34,506 and $27,126, respectively, were outstanding. Commitments to extend credit to existing and new borrowers

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

       approximated $433,304 at December 31, 2000, which includes $70,245 on unused credit card lines and $80,824 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $413,957 at December 31, 1999, which includes $60,093 on unused credit card lines and $100,800 with commitment maturities beyond one year.

       The Company had no significant commitments to sell loans as of December 31, 2000.

(16)   CAPITAL STOCK

       At December 31, 2000, 91.88% of the common stock held by stockholders are subject to stockholder's agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the stockholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additionally, shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company's discretion.

(17)   MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

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

       Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIB Capital becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by Parent Company on the Subordinated Debentures becoming non-deductible for federal tax purposes,
       (3) the requirement for FIB Capital to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 capital" under the Federal Reserve capital adequacy guidelines.

       The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of $2,363 were capitalized and are being amortized through maturity to interest expense using the straight-line method.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


(18)   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

       Following is condensed financial information of First Interstate BancSystem, Inc. During 2000 the Company incorporated its technology services division into a separate non-bank subsidiary. Prior to incorporation, the technology services division was a department of the parent company.


       December 31,                                                                    2000                1999
                                                                                                        (Restated)
-------------------------------------------------------------------------------------------------------------------------------
       Condensed balance sheets:
           Cash and cash equivalents                                              $       254              4,979
           Investment in subsidiaries, at equity:
                FIB Montana                                                           159,022            150,227
                FIB Wyoming                                                           106,891             77,020
                Non-bank subsidiary - Commerce Financial, Inc.                          1,377                920
                Non-bank subsidiary - FIB Capital Trust                                 1,237              1,237
                Non-bank subsidiary - i_Tech                                            3,955                  -
-------------------------------------------------------------------------------------------------------------------------------
                Total investment in subsidiaries                                      272,482            229,404

           Goodwill, net of accumulated amortization                                    1,467              1,757
           Property and equipment                                                       4,204              1,476
           Other assets                                                                 7,575              9,324
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  $   285,982            246,940
===============================================================================================================================

           Other liabilities                                                      $    10,559             11,170
           Subordinated debentures - FIB Capital Trust                                 41,237             41,237
           Long-term debt                                                              36,200             20,895
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       87,996             73,302
           Stockholders' equity                                                       197,986            173,638
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  $   285,982            246,940
===============================================================================================================================


       Year ended December 31,                                        2000              1999                1998
                                                                                     (Restated)          (Restated)
-------------------------------------------------------------------------------------------------------------------------------
       Condensed statements of income:
           Dividends from subsidiary banks                      $    22,107             23,857             24,207
           Other interest income                                         98                172                140
           Other income, primarily management fees
                from subsidiaries                                     4,235              3,436              2,528
-------------------------------------------------------------------------------------------------------------------------------

           Total income                                              26,440             27,465             26,875
-------------------------------------------------------------------------------------------------------------------------------

           Salaries and benefits                                      4,958              6,967              5,488
           Interest expense                                           6,375              5,605              5,709
           Other operating expenses, net                              4,255              3,891              3,869
-------------------------------------------------------------------------------------------------------------------------------

           Total expenses                                            15,588             16,463             15,066
-------------------------------------------------------------------------------------------------------------------------------

           Technology services income, net of direct
-------------------------------------------------------------------------------------------------------------------------------
                operating expenses                                        -              3,317              2,905
           Earnings before income tax benefit                        10,852             14,319             14,714
           Income tax benefit                                         3,992              3,461              3,119
-------------------------------------------------------------------------------------------------------------------------------

           Income before undistributed earnings of subsidiaries      14,844             17,780             17,833

           Undistributed earnings of subsidiaries                    15,536              9,948              7,046
-------------------------------------------------------------------------------------------------------------------------------

           Net income                                           $    30,380             27,728             24,879
===============================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

       Year ended December 31,                                        2000              1999                1998
                                                                                     (Restated)          (Restated)
-------------------------------------------------------------------------------------------------------------------------------
       Condensed statements of cash flows:
           Cash flows from operating activities:
                Net income                                      $    30,380             27,728             24,879
                Adjustments to reconcile net income to cash
                    provided by operating activities:
                         Undistributed earnings of subsidiaries     (15,536)            (9,948)            (7,046)
                         Net gain on sale of equipment                 (200)                 -                  -
                         Depreciation and amortization                  414                297                389
                         Provision for deferred income taxes            334               (485)              (425)
                         Other, net                                      (2)               994              1,531
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 15,390             18,586             19,328
-------------------------------------------------------------------------------------------------------------------------------

           Cash flows from investing activities:
                Net increase in advances to non-bank subsidiary         625                475                163
                Purchase of investments                                  -                   -                (79)
                Capital expenditures, net of sales                   (2,282)              (380)                 -
                Capitalization of subsidiary                         (1,000)                 -                  -
                Acquisitions of banking offices, net of
                    cash acquired                                   (20,152)           (11,455)                 -
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities      (22,809)           (11,360)                84
-------------------------------------------------------------------------------------------------------------------------------

           Cash flows from financing activities:
                Borrowings of long-term debt                         30,921              5,527              2,371
                Repayments of long-term debt                        (15,616)            (5,853)            (9,321)
                Debt issuance costs                                       -                  -                (40)
                Dividends paid on common stock                       (8,807)            (8,530)            (7,551)
                Payments to retire common stock                      (4,904)            (3,271)            (3,739)
                Issuance of common stock                              1,100              3,262              2,278
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities        2,694             (8,865)           (16,002)
-------------------------------------------------------------------------------------------------------------------------------

           Net change in cash and cash equivalents                   (4,725)            (1,639)             3,410
           Cash and cash equivalents, beginning of year               4,979              6,618              3,208
-------------------------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents, end of year               $       254              4,979              6,618
===============================================================================================================================


       Noncash Investing and Financing Activities - During 1999, the Company increased its net investment in aircraft, recorded related debt of $761, and transferred the gross investment of $1,102 to property and equipment. In conjunction with the exercise of stock options, the Company transferred $74, $324 and $51 in 2000, 1999 and 1998, respectively, from accrued liabilities to common stock.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


(19)   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           FINANCIAL LIABILITIES AND TRUST SECURITIES. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. The revolving term loan, equipment note and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair value. The fair value of the subordinated notes and notes payable to the FHLB were estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair value of the Trust Preferred Securities is based on quoted market price.

           COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available and amounts are not anticipated to be significant.

           A summary of the estimated fair values of financial instruments follows:

                                                                     2000                               1999
------------------------------------------------------------------------------------------------------------------------------------
                                                          Carrying          Estimated        Carrying          Estimated
           As of December 31,                              Amount          Fair Value         Amount          Fair Value
------------------------------------------------------------------------------------------------------------------------------------
           Financial assets:
                Cash and short-term investments       $     169,245           169,245           162,306          162,306
                Securities available-for-sale               397,981           397,981           344,053          344,053
                Securities held-to-maturity                 228,826           228,240           246,456          239,628
                Net loans                                 1,939,503         1,924,073         1,693,362        1,686,835
------------------------------------------------------------------------------------------------------------------------------------

           Total financial assets                     $   2,735,555         2,719,539         2,446,177        2,432,822
====================================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

                                                                               2000                               1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Carrying          Estimated        Carrying          Estimated
           As of December 31,                                       Amount          Fair Value         Amount          Fair Value
------------------------------------------------------------------------------------------------------------------------------------
           Financial liabilities and trust preferred securities:
                Total deposits, excluding time deposits         $  1,401,401         1,401,401         1,319,725        1,319,725
                Time deposits                                        963,824           962,042           798,458          796,528
                Federal funds purchased                               19,535            19,535               900              900
                Securities sold under repurchase agreements          229,078           229,078           188,024          188,024
                Other borrowed funds                                  11,138            11,138            41,875           41,875
                Long-term debt                                        37,000            38,059            23,394           23,490
                Trust Preferred Securities                            40,000            37,200            40,000           41,600
------------------------------------------------------------------------------------------------------------------------------------

           Total financial liabilities and
                trust preferred securities                      $  2,701,976         2,698,453         2,412,376        2,412,142
====================================================================================================================================

(20)   EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

       For the year ended December 31,                                   2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
       Net income basic and diluted                             $       30,380            27,728            24,879
===============================================================================================================================

       Average outstanding shares - basic                            7,924,589         7,967,953         8,020,221

       Add:   effect of dilutive stock options                         119,942           143,363            67,588
-------------------------------------------------------------------------------------------------------------------------------

       Average outstanding shares - diluted                          8,044,531         8,111,316         8,087,809
===============================================================================================================================

       Basic earnings per share                                 $         3.83              3.48              3.10
===============================================================================================================================

       Diluted earnings per share                               $         3.78              3.42              3.08
===============================================================================================================================

       Stock options to purchase 100,206 and 750 shares for the years ended December 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the fair value of the shares and, therefore, the effect would be antidilutive. There were no antidilutive stock options outstanding for the year ended December 31, 1998.

 (21)  ACQUISITIONS AND EXPANSION

       FIRST NATIONAL BANK OF MONTANA, HELENA AND BELGRADE BRANCHES. On May 7, 1999, FIB Montana acquired the net assets of the Helena and Belgrade branches of First National Bank of Montana (the "Acquired Branches"). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1999 includes the results of operations of the Acquired Branches since the date of purchase.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)


       SECURITY STATE BANK SHARES. On July 9, 1999, the Company acquired all of the outstanding ownership of Security State Bank Shares (SSBS) and its bank subsidiary, Security State Bank and Trust Company (SSB&T). The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1999 includes SSBS' results of operations since the date of purchase. SSBS was subsequently dissolved and SSB&T was merged with FIB Montana. During June 2000, the Company finalized its allocation of purchase price related to the acquisition. Changes in preliminary estimates of the fair value of loans, property and equipment resulted in a net increase in goodwill of $260.

       EQUALITY BANKSHARES, INC. On August 1, 2000, the Company purchased all of the outstanding stock of Equality Bankshares, Inc. (EBSI) and its bank subsidiary, The Equality State Bank (ESB). The total cash purchase price paid at closing of $20.3 million was funded through available cash on hand and a $19.0 million advance on the Company's revolving term note. At the purchase date, EBSI had gross loans of approximately $64 million and deposits of approximately $80 million. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 2000 includes EBSI's results of operations since the date of purchase. EBSI was subsequently dissolved and ESB was merged with FIB Wyoming. The premium paid and estimated fair value adjustments have been pushed down to the acquired entities. The preliminary allocation of purchase price is subject to change as fair value estimates are finalized. The premium paid over the historical carrying value was $13,295 which has currently been allocated to core deposit intangible of $1,868 and goodwill of $11,428. Core deposit intangible is being amortized using an accelerated method over 10 years. Goodwill is being amortized using the straight-line method over 20 years.

 (22)  COMPREHENSIVE INCOME - RECLASSIFICATION ADJUSTMENTS

       The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain (loss) for the year ended December 31, 2000 is as follows:

       Year Ended December 31,                                                     2000            1999          1998
-------------------------------------------------------------------------------------------------------------------------------
       Disclosure of reclassification amount:
           Unrealized and realized holding gains (losses) arising during the period, net of income tax expense (benefit) of $3,910,
                $(4,933) and $884 in 2000, 1999 and 1998, respectively         $      6,586       (8,186)        1,440
           Less reclassification adjustment for gains included in net income, net of income tax of $52, $7 and $110 in 2000, 1999 and 1998,
              respectively                                                              (81)         (12)         (172)
------------------------------------------------------------------------------------------------------------------------------

       Net unrealized gain (loss) on available-for-sale investment securities  $      6,505       (8,198)        1,268
==============================================================================================================================

 (23)  NONCASH INVESTING AND FINANCING ACTIVITIES

       The Company transferred loans of $1,841, $524 and $1,275 to other real estate owned in 2000, 1999 and 1998, respectively. In conjunction with the exercise of stock options, the Company transferred $74, $324 and $51 in 2000, 1999 and 1998, respectively, from accrued liabilities to common stock.

       In conjunction with acquisitions during 2000 and 1999, the Company received assets with fair values of $103.2 million and $76.6 million, respectively, and assumed liabilities of $82.9 million and $64.7 million, respectively. During 1999, the Company transferred other assets of $342 to premises and equipment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
(Dollars in thousands, except share and per share data)


 (24)  SEGMENT REPORTING

       The Company currently operates in one significant business segment - community banking. The Company's chief operating decision maker evaluates the Company's performance and allocates resources to this segment based on consolidated performance measurements consistent with those of the consolidated financial statements. Revenue and contribution margins of the investment services and technology services businesses are not material. The Company does not fully allocate assets or costs to these businesses.

 (25)  RESTATEMENT

       In 2000, the Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan (Note 13) was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB 25, and related interpretations. Accordingly, the Company has restated the accompanying 1999 and 1998 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

       The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                      December 31,              December 31,
                                                          1999                      1998
                                                ------------------------- -------------------------
                                                 Originally                Originally
         Consolidated Balance Sheets              Reported    Restated      Reported    Restated
                                                ------------------------- -------------------------
         Deferred tax assets                    $    9,674       11,643   $    5,498        6,657
         Other assets                               21,984       22,412       18,717       18,719
         Total assets                            2,610,266    2,612,663    2,478,833    2,479,994
         Accounts payable and accrued expenses       7,723       13,318       10,622       13,039
         Common stock                               10,788       10,831       10,001       10,468
         Retained earnings                         172,078      168,837      151,362      149,639
                                                ========================= =========================

                                                         For the year ended December 31,
                                                          1999                      1998
                                                ------------------------- -------------------------
                                                 Originally                Originally
         Consolidated Statements of Income        Reported    Restated      Reported    Restated
                                                ------------------------- -------------------------
          Salaries, wages and employee benefits $ 45,529      48,034        42,731      43,980
                                                ========================= =========================

          Net income before income taxes        $ 45,462      42,957        41,228      39,979
          Income tax expense                      16,216      15,229        15,592      15,100
                                                ------------------------- -------------------------
          Net income                            $ 29,246      27,728        25,636      24,879
                                                ========================= =========================

          Basic earnings per share              $   3.67        3.48          3.20        3.10
          Diluted earnings per share                3.61        3.42          3.17        3.08
                                                ========================= =========================

       The December 31, 1997 common stock balance has been increased by $370 and retained earnings decreased by $966 to record the cumulative effect of the compensatory employee stock option grants prior to 1998.

(a)    2.    Financial statement schedules

             All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)    3.    Exhibits

             3.1(1)       Restated Articles of Incorporation dated February
                            27, 1986
             3.2(2)       Articles of Amendment to Restated Articles of
                            Incorporation dated September 26, 1996
             3.3(2)       Articles of Amendment to Restated Articles of
                            Incorporation dated September 26, 1996
             3.4(6)       Articles of Amendment to Restated Articles of
                            Incorporation dated October 7, 1997
             3.5(3)       Bylaws of First Interstate BancSystem, Inc.
             3.6(10)      Amendment to Bylaws of First Interstate BancSystem,
                            Inc. dated March 18, 1999
             4.1(4)       Specimen of common stock certificate of First
                            Interstate BancSystem, Inc.
             4.2(1)       Stockholder's Agreement for non-Scott family members
             4.3(7)       Junior Subordinated Indenture dated November 7, 1997
                            entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
             4.4(6)       Certificate of Trust of FIB Capital Trust dated as
                            of October 1, 1997
             4.5(6)       Trust Agreement of FIB Capital dated as of October
                            1, 1997
             4.6(7)       Amended and Restated Trust Agreement of FIB Capital
                            Trust
             4.7(7)       Trust Preferred Certificate of FIB Capital Trust
                            (included as an exhibit to Exhibit 4.6)
             4.8(7)       Common Securities Certificate of FIB Capital Trust
                            (included as an exhibit to Exhibit 4.6)
             4.9(7)       Guarantee Agreement between First Interstate
                            BancSystem, Inc. and Wilmington Trust Company
             4.10(7)      Agreement as to Expenses and Liabilities (included
                            as an exhibit to Exhibit 4.6)
             10.1(2)      Loan Agreement dated October 1, 1996, between First
                            Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
             10.2(10)     First Amendment to Loan Agreement between First
                            Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
             10.3         Second Amendment to Loan Agreement between First
                            Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
             10.4(2)      Note Purchase Agreement dated August 30, 1996,
                            between First Interstate BancSystem, Inc. and the Montana Board of Investments
             10.5(1)      Lease Agreement Between Billings 401 Joint Venture
                            and First Interstate Bank Montana and addendum
                            thereto
             10.6(1) +    Stock Option and Stock Appreciation Rights Plan of
                            First Interstate BancSystem, Inc., as amended
             10.7(8) +    Employee Stock Purchase Plan of First Interstate
                            BancSystem, Inc. dated May 1, 1998
             10.8(9)      First Interstate BancSystem, Inc. Stockholders'
                            Agreements with Scott family members dated January 11, 1999
             10.9(9)      Specimen of Charity Shareholder's Agreement with
                            Charitable Shareholders
             10.10(5)     Credit Agreement between Billings 401 Joint Venture
                            and Colorado National Bank dated as of September 26, 1995
             10.11(3)     Trademark License Agreement between Wells Fargo &
                            Company and First Interstate BancSystem, Inc.
             10.12(6) +   Resignation Agreement between First Interstate
                            BancSystem, Inc. and William H. Ruegamer
             10.13 +      Employment Agreement between First Interstate
                            BancSystem, Inc. and Lyle R. Knight
             10.14 +      First Interstate BancSystem, Inc. Executive
                            Non-Qualified Deferred Compensation Plan dated November 20, 1998
             12.1         Statement Regarding Computation of Ratio of Earnings
                            to Fixed Charges
             21.1         Subsidiaries of First Interstate BancSystem, Inc.
             23.1         Consent of KPMG LLP, Independent Auditors

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

              (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-3250.

              (5) Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1, No. 33-84540.

              (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-37847.

              (7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

              (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-53011.

              (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-76825.

              (10) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 2000.


(c)    Exhibits

       See Item 14(a)3 above.


(d)    Financial Statements Schedules

       See Item 14(a)2 above.

                                  EXHIBIT INDEX

Exhibit No.                                      Description



3.1(1)          Restated Articles of Incorporation dated February 27, 1986
3.2(2)          Articles of Amendment to Restated Articles of Incorporation
                  dated September 26, 1996
3.3(2)          Articles of Amendment to Restated Articles of Incorporation
                  dated September 26, 1996
3.4(6)          Articles of Amendment to Restated Articles of Incorporation
                  dated October 7, 1997
3.5(3)          Bylaws of First Interstate BancSystem, Inc.
3.6(10)         Amendment to Bylaws of First Interstate BancSystem, Inc.
                  dated March 18, 1999
4.1(4)          Specimen of common stock certificate of First Interstate
                  BancSystem, Inc.
4.2(1)          Stockholder's Agreement for non-Scott family members
4.3(7)          Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
4.4(6)          Certificate of Trust of FIB Capital Trust dated as of
                  October 1, 1997
4.5(6)          Trust Agreement of FIB Capital dated as of October 1, 1997
4.6(7)          Amended and Restated Trust Agreement of FIB Capital Trust
4.7(7)          Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.8(7)          Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.9(7)          Guarantee Agreement between First Interstate BancSystem,
                  Inc. and Wilmington Trust Company
4.10(7)         Agreement as to Expenses and Liabilities (included as an
                  exhibit to Exhibit 4.6)
10.1(2)         Loan Agreement dated October 1, 1996, between First
                  Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
10.2(10)        First Amendment to Loan Agreement between First Interstate
                  BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
10.3            Second Amendment to Loan Agreement between First Interstate
                  BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
10.4(2)         Note Purchase Agreement dated August 30, 1996, between First
                  Interstate BancSystem, Inc. and the Montana Board of
                  Investments
10.5(1)         Lease Agreement Between Billings 401 Joint Venture and First
                  Interstate Bank Montana and addendum thereto
10.6(1) +       Stock Option and Stock Appreciation Rights Plan of First
                  Interstate BancSystem, Inc., as amended
10.7(8) +       Employee Stock Purchase Plan of First Interstate
                  BancSystem, Inc. dated May 1, 1998
10.8(9)         First Interstate BancSystem, Inc. Stockholders' Agreements
                  with Scott family members dated January 11, 1999
10.9(9)         Specimen of Charity Shareholder's Agreement with Charitable
                  Shareholders
10.10(5)        Credit Agreement between Billings 401 Joint Venture and
                  Colorado National Bank dated as of September 26, 1995
10.11(3)        Trademark License Agreement between Wells Fargo & Company
                  and First Interstate BancSystem, Inc.
10.12(6) +      Resignation Agreement between First Interstate BancSystem,
                  Inc. and William H. Ruegamer
10.13 +         Employment Agreement between First Interstate BancSystem,
                  Inc. and Lyle R. Knight
10.14 +         First Interstate BancSystem, Inc. Executive Non-Qualified
                  Deferred Compensation Plan dated November 20, 1998
12.1            Statement Regarding Computation of Ratio of Earnings to
                  Fixed Charges
21.1            Subsidiaries of First Interstate BancSystem, Inc.
23.1            Consent of KPMG LLP, Independent Auditors

                  +  Management contract or compensatory plan.
                (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-84540.
                (2) Incorporated by reference to the Registrant's Form 8-K dated October 1, 1996.
                (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-25633.

                    (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-3250.
                    (5) Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1, No. 33-84540.
                    (6)  Incorporated by reference to the Registrant's
                         Registration Statement on Form S-1, No. 333-37847.
                    (7)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, No.
                         33-64304.
                    (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 333-53011.
                    (9)  Incorporated by reference to the Registrant's
                         Registration Statement on Form S-8, No. 333-76825.
                    (10) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, No.
                         033-64304.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Billings, State of Montana.

           First Interstate BancSystem, Inc.


           By:        /s/ LYLE  R. KNIGHT                      APRIL 13, 2001
                  ---------------------------------------    -----------------
                  Lyle R. Knight                                   Date
                  President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:        /s/ HOMER A. SCOTT, JR.                                                                      APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Homer A. Scott, Jr.                                                                                  Date
       Chairman

By:        /s/ DAN S. SCOTT                                                                             APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Dan S. Scott, Director                                                                               Date

By:        /s/ JAMES R. SCOTT                                                                           APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       James R. Scott, Vice Chairman of the Board                                                           Date

By:        /s/ SANDRA A. SCOTT SUZOR                                                                    APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Sandra A. Scott Suzor, Director                                                                      Date

By:        /s/ JOHN M. HEYNEMAN, JR.                                                                    APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       John M. Heyneman, Jr., Director                                                                      Date

By:        /s/ JOEL T. LONG                                                                             APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Joel T. Long, Director                                                                               Date

By:        /s/ JAMES W. HAUGH                                                                           APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       James W. Haugh, Director                                                                             Date

By:        /s/ DAVID H. CRUM                                                                            APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       David H. Crum, Director                                                                              Date

By:        /s/ TERRY W. PAYNE                                                                           APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Terry W. Payne, Director                                                                             Date

By:        /s/ THOMAS W. SCOTT                                                                          APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Thomas W. Scott                                                                                      Date
       Chief Executive Officer and Director (Principal executive officer)

By:        /s/ LYLE R. KNIGHT                                                                           APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Lyle R. Knight                                                                                       Date
       President, Chief Operating Officer and Director

By:        /s/ TERRILL R. MOORE                                                                         APRIL 13, 2001
       -------------------------------------------------------------------------                      -----------------
       Terrill R. Moore                                                                                     Date
       Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Registrant has not yet provided any annual report to security holders covering the 2000 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant's 2000 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.