Form 10-K405/A
period 1997-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-09
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-K/A


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 33-64304



                       FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MONTANA
     (State or other jurisdiction of                 81-0331430
      incorporation or organization)       (IRS Employer Identification No.)

          401 NORTH 31ST STREET
            BILLINGS, MONTANA                               59116
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

                                     PART I

RESTATEMENT EXPLANATORY NOTE

         In 2000, the Company has determined it is necessary to restate the Company's 1997, 1998 and 1999 consolidated financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting. The Company will amend previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the calendar years ended 1999, 1998 and 1997 to reflect the restatements.

         This Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see "Note to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.


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

         FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 32 banking offices in 23 Montana and Wyoming communities and FIB Capital Trust ("FIB Capital"), a wholly-owned non-bank subsidiary. At December 31, 1997, the Company had assets of $2.2 billion, deposits of $1.8 billion and total stockholders' equity of $145 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

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

         The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization:

                  Assessment Rates Effective January 1, 1998*

                                                                         Group A      Group B      Group C
         -------------------------------------------------------------------------------------------------------

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

         FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1995-1997) FIBS has redeemed a total of 195,297 shares of common stock, all of which was restricted by the shareholder agreements. FIBS has redeemed the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for redemption of stock, but no assurances can be provided that FIBS will not change or end its practice of redeeming stock. Furthermore, FIBS redemptions of stock are subject to corporate law and regulatory restrictions which could prevent stock redemptions.

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

         Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:


                                             Appraised
                Valuation As Of(1)       Minority Value(2)
                ---------------          --------------

               December 31, 1995           $    18.75
               March 31, 1996                   19.38
               June 30, 1996                    19.88
               September 30, 1996               20.25
               December 31, 1996                21.50
               March 31, 1997                   21.50
               June 30, 1997                    23.75
               September 30, 1997               25.00
               December 31, 1997                29.00


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

         The book value per share of FIBS common stock as of December 31, 1997 was $18.06. The appraised minority value as of December 31, 1997 was $29.00. The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates indicated above.

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

Dividends

         It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter and the amount has historically been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Effective with the dividend for the fourth quarter of 1995 paid in January 1996, the dividend has been 30% of quarterly net income without taking into effect compensation expense related to stock options. The Board of Directors of FIBS has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

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

Dividend Restrictions

         The holders of common stock will be entitled to dividends when, as and if declared by FIBS's Board of Directors out of funds legally available therefore. Under the Company's revolving term loan, the Company is prohibited from declaring or paying any dividends to common stockholders in excess of 33% of net income for the immediately preceding year. The Company has also agreed that the Banks will maintain ratios of tangible primary capital to tangible primary assets not less than the ratios required by regulators or applicable law or regulation, and that the Banks will at all times maintain capital at adequately capitalized levels. The loan restrictions limit the funds available for the payment of dividends from the Banks to FIBS and from FIBS to its stockholders.

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

FIVE YEAR SUMMARY
(Dollars in thousands except per share data)


     Years ended December 31,                         1997(6)        1996         1995         1994         1993
                                                     (Restated)
--------------------------------------------------------------------------------------------------------------------

Operating Data:
     Interest income                              $    165,808      117,925       98,970       80,230        77,154
     Interest expense                                   72,663       50,019       41,946       28,451        27,078
--------------------------------------------------------------------------------------------------------------------

     Net interest income                                93,145       67,906       57,024       51,779        50,076
     Provision for loan losses                           4,240        3,844        1,629        1,344         1,345
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
         loan losses                                    88,905       64,062       55,395       50,435        48,731
     Other operating income                             26,846       23,927       18,764       16,387        15,724
     Other operating expenses                           75,759       53,395       45,978       41,227        39,686
--------------------------------------------------------------------------------------------------------------------

     Income before income taxes                         39,992       34,594       28,181       25,595        24,769
     Income tax expense                                 15,103       13,351       10,844        9,861         9,321
--------------------------------------------------------------------------------------------------------------------

     Net income                                   $     24,889       21,243       17,337       15,734        15,448
====================================================================================================================

     Net income applicable to common stock        $     23,435       20,818       17,337       15,734        15,448
     Basic earnings per common share                      2.95         2.65         2.22         2.01          1.96
     Diluted earnings per common share(1)                 2.93         2.64         2.21         2.00          1.96
     Dividends per common share                           0.98         0.78         0.48         0.40          0.34
     Weighted average common shares
         outstanding                                 7,987,921    7,881,024    7,843,644    7,850,188     7,891,160
====================================================================================================================


(Dollars in thousands except per share data)



     Years ended December 31,                           1997(6)       1996         1995         1994         1993
                                                     (Restated)
--------------------------------------------------------------------------------------------------------------------

Operating Ratios:
     Return on average assets                             1.18%        1.41         1.39         1.44         1.50
     Return on average common stockholders' equity       16.45%       17.84        16.98        17.64        19.97
     Average stockholders' equity to average assets       7.15%        8.08         8.20         8.15         7.52
     Net interest margin                                  5.00%        5.15         5.19         5.34         5.51
     Net interest spread                                  4.32%        4.47         4.45         4.76         4.98
     Common stock dividend payout ratio(2)               33.22%       29.17        21.72        20.00        17.35
     Ratio of earnings to fixed charges(3):
         Excluding interest on deposits                   4.79x        8.74x        9.50x       12.34x       30.66x
         Including interest on deposits                   1.53x        1.68x        1.66x        1.87x        1.91x
====================================================================================================================

Balance Sheet Data:
     Total assets                                $   2,235,433    2,063,837    1,351,215    1,134,105     1,097,469
     Loans                                           1,470,414    1,375,479      870,378      751,518       667,385
     Allowance for loan losses                          28,180       27,797       15,171       13,726        13,373
     Investment securities                             425,603      403,571      258,737      251,745       249,754
     Deposits                                        1,805,006    1,679,424    1,099,069      939,857       936,793
     Long-term debt                                     31,526       64,667       15,867        5,449         6,853
     Mandatorily redeemable preferred securities
        of subsidiary trust                             40,000           -            -            -             -
     Stockholders' equity                              145,071      146,061      109,366       95,272        84,163
====================================================================================================================
Asset Quality Ratios:
     Nonperforming assets to total loans
         and OREO(4)                                      1.15%        1.20          0.97        0.94         1.44
     Allowance for loan losses to total loans             1.92%        2.02          1.74        1.83         2.00
     Allowance for loan losses to
         nonperforming loans(5)                         181.90%      185.10        213.74      259.62       205.49
     Net charge-offs to average loans                     0.27%        0.17          0.13        0.14         0.15
===================================================================================================================

Regulatory Capital Ratios:
     Tier 1 risk-based capital                            9.63%        7.35         10.40       11.32        10.96
     Total risk-based capital                            12.15%        9.98         11.65       12.58        12.22
     Leverage ratio                                       6.91%        5.28          7.28        8.12         7.28
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

     (6) Selected financial data for 1997 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

RESULTS OF OPERATIONS

         The Company's increased earnings and expansion of operations have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to such acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income increased 17.5% to $24.9 million in 1997 from $21.2 million in 1996. This increase resulted from internal growth and earnings provided by the Acquired Banks. Net income increased 22.5% to $21.2 million in 1996 from $17.3 million in 1995, due principally to internal growth.

         Net income during the fourth quarter 1997 decreased 25.3% from the third quarter. This decrease resulted from fourth quarter charges including a non-recurring charge related to the establishment of reserves toward prepayment of indirect dealer loans and additional severance accruals.

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

AVERAGE BALANCE SHEETS, YIELDS AND RATES
---------------------------------------------------------------------------------------------------------------------------

                                                               Years Ended December 31,
                             ----------------------------------------------------------------------------------------------
                                      1997 (5)                           1996                             1995
                             -----------------------------   ---------------------------     ------------------------------
                               Average              Average   Average             Average      Average             Average
(Dollars in thousands)         Balance    Interest   Rate     Balance   Interest   Rate        Balance   Interest    Rate
---------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
   Loans(1)                  $1,441,800   140,299    9.73%  $1,014,901  100,039     9.86%   $  837,288    83,735    10.00%
   U.S. and agencies
     Securities                 345,771    20,481    5.92      244,314   13,951     5.71       199,750    11,278     5.65
   Federal funds sold            39,936     2,210    5.53       25,462    1,342     5.27        36,665     2,095     5.71
   Other securities              23,302     1,467    6.30       21,868    1,392     6.37        13,904       864     6.21
   Tax exempt securities(2)      21,253     1,737    8.17       19,100    1,575     8.25        15,704     1,230     7.83
   Interest-bearing
     deposits in banks            7,491       448    5.98        6,555      376     5.74         6,276       372     5.93
---------------------------------------------------------------------------------------------------------------------------

Total interest-earning        1,879,553   166,642    8.87    1,332,200  118,675     8.91     1,109,587    99,574     8.97
     assets
Noninterest-earning assets      236,471                        173,888                         134,912
---------------------------------------------------------------------------------------------------------------------------

Total assets                 $2,116,024                     $1,506,088                      $1,244,499
===========================================================================================================================

Interest-bearing liabilities and trust preferred securities:
   Demand deposits           $  304,511     6,369    2.09%  $  210,153    4,489     2.14%   $  171,933     4,248     2.47%
   Savings deposits             417,352    16,021    3.84      301,003   11,305     3.76       264,198     9,917     3.75
   Time deposits                626,925    35,739    5.70      464,712   26,328     5.67       380,117    21,733     5.72
   Borrowings(3)                184,605     8,846    4.79      126,135    5,869     4.65        97,799     4,866     4.98
   Long-term debt                56,197     5,165    9.19       23,760    2,028     8.54        13,147     1,182     8.99
   Mandatorily redeemable
     preferred securities
     of subsidiary trust          5,808       523    9.00            -        -        -             -         -        -
---------------------------------------------------------------------------------------------------------------------------

Total interest-bearing
     liabilities and trust
     preferred securities     1,595,398    72,663    4.55    1,125,763   50,019     4.44       927,194    41,946     4.52
---------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits    345,372                        242,117                         203,258
Other noninterest-bearing
   liabilities                   23,933                         16,487                          11,961
Stockholders' equity            151,321                        121,721                         102,086
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity      $2,116,024                     $1,506,088                      $1,244,499
===========================================================================================================================

Net interest income                      $ 93,979                       $68,656                          $57,628
Interest rate spread                                 4.32%                          4.47%                            4.45%
Contribution of interest
   free funds                                        0.68                           0.68                             0.74
Net yield on interest-earning
   assets(4)                                         5.00                           5.15                             5.19
Less FTE adjustments                          834                           750                              604
---------------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
   statements of income                  $ 93,145                       $67,906                         $ 57,024
===========================================================================================================================

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

     (5) Selected financial data for 1997 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended                             December 31, 1997                December 31, 1996               December 31, 1995
                                         compared with                    compared with                   compared with
                                       December 31, 1996                December 31, 1995               December 31, 1994
                                    favorable (unfavorable)          favorable (unfavorable)        favorable (unfavorable)
                                  ---------------------------      ---------------------------      -------------------------
                                  Volume      Rate        Net      Volume      Rate        Net      Volume      Rate      Net
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans(1)                     $  41,541    (1,281)   40,260      17,761     (1,457)    16,304     12,291     5,509   17,800
   U.S. and agencies                6,010       520     6,530       2,518        155      2,673       (993)      418     (575)
   Federal funds sold                 801        67       868        (640)      (113)      (753)       369       533      902
   Other securities                    90       (15)       75         495         33        528         96      (158)     (62)
   Tax exempt securities(1)           176       (14)      162          65        280        345        115       593      708
   Interest-bearing deposits
     in banks                          56        16        72          17        (13)         4        127        95      222
-------------------------------------------------------------------------------------------------------------------------------

Total                              48,674      (707)   47,967      20,216     (1,115)    19,101     12,005     6,990   18,995
-------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities and trust preferred securities:
   Demand deposits                  1,974       (94)    1,880         944       (703)       241        184       577      761
   Savings deposits                 4,466       250     4,716       1,469        (81)     1,388        (23)    1,869    1,846
   Time deposits                    9,247       164     9,411       4,647        (52)     4,595      3,320     4,725    8,045
   Borrowings(2)                    2,802       175     2,977       1,318       (315)     1,003      1,267       908    2,175
   Long-term debt                   2,981       156     3,137         906        (60)       846        625        43      668
   Mandatorily redeemable preferred securities
     of subsidiary trust              523        -        523          -          -          -          -         -        -
-------------------------------------------------------------------------------------------------------------------------------

Total interest expense             21,993       651    22,644       9,284     (1,211)     8,073      5,373     8,122   13,495
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in net
   interest income              $  26,681    (1,358)   25,323      10,932         96     11,028      6,632    (1,132)   5,500
===============================================================================================================================

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

         Interest expense increased 19.2% to $50.0 million in 1996 from $41.9 million in 1995. The increase resulted primarily from the customer deposits and indebtedness incurred with respect to the Acquired Banks, offset in part by a slight decrease of eight basis points in the rate on average interest- bearing liabilities from 4.52% in 1995 to 4.44% in 1996.

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

Other Operating Expenses

         Other operating expenses increased 41.9% to $75.8 million in 1997 from $53.4 in 1996. This increase resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $16.1 million in 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operational services to the FIBNA Banks which had been previously operated as dependent branch offices prior to their acquisition by the Company. The increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of such banks into the Company's operations. In addition, goodwill associated with the acquisition of the Acquired Banks resulted in increased amortization expense of approximately $1.8 million in 1997.

         In 1996, other operating expenses increased 16.1% to $53.4 million from $46.0 million in 1995. Of this increase, approximately $6.3 million was attributable to direct and indirect expenses resulting from the Acquired Banks and acquisitions in 1995.

         Increases in salaries and wages from 1996 to 1997 and from 1995 to 1996 were due primarily to the direct and indirect expense attributable to the bank acquisitions, as discussed above. The indirect expenses were related particularly to the Company's data processing division and bank operation centers. The remainder of the increases in salaries, wages and benefits during these periods were principally inflationary in nature. Given the Company's increasing data processing and transaction volumes, together with the expansion of its ATM network, employee and related compensation expenses are expected to continue to increase, but at a slower rate than has been experienced over the periods presented.

         Employee benefit expense increased 70.2% to $9.7 million in 1997 from $5.7 million in 1996. Approximately $1.0 million of the increase relates to compensation expense for periods prior to 1997 which is the result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's Stock Option Plan. For additional information regarding the correction, see "Restatement Explanatory Note" included in Part 1 and "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14. In addition, approximately $1.0 million of the increase is attributable to remeasurement of compensation expense related to outstanding stock options in 1997. The remaining increase is primarily due to the direct and indirect expense attributable to the bank acquisitions.

         Increases in benefits expense from 1995 to 1996 were due primarily to direct and indirect expense attributable to the bank acquisitions previously discussed.

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

Income Tax Expense

         The Company's effective federal tax rate was 33.4%, 33.3%, and 33.1% for the years ended December 31, 1997, 1996 and 1995, respectively. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 4.4%, 5.3%, and 5.4% for years ended December 31, 1997, 1996 and 1995, respectively. Pretax earnings subject to Montana state income tax decreased to approximately 57% of consolidated pretax earnings in 1997 from approximately 67% of consolidated pretax earnings in 1996 resulting in a lower effective state tax rate.

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

         The following tables present the composition of the Company's loan portfolio as of the dates indicated:

LOANS OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------------

                                                                As of December 31,
(Dollars in thousands)         1997    Percent       1996    Percent       1995    Percent      1994     Percent     1993    Percent
------------------------------------------------------------------------------------------------------------------------------------
Loans
     Commercial          $   526,355    35.8%  $   471,458    34.3%  $  311,982    35.9%    $  262,290    34.9%  $  241,535   36.2%
     Consumer                505,741    34.4       484,865    35.3      300,711    34.5        277,367    36.9      245,493   36.8
     Real estate             268,463    18.3       274,141    19.9      142,097    16.3        112,251    14.9       92,906   13.9
     Agricultural            164,046    11.1       143,572    10.4      113,827    13.1         98,194    13.1       85,059   12.7
     Other loans               5,809     0.4         1,443     0.1        1,761     0.2          1,416     0.2        2,392    0.4
------------------------------------------------------------------------------------------------------------------------------------

Total loans                1,470,414   100.0%    1,375,479   100.0%     870,378   100.0%       751,518   100.0%     667,385  100.0%
------------------------------------------------------------------------------------------------------------------------------------

Less allowance for
     loan losses              28,180                27,797               15,171                 13,726               13,373
------------------------------------------------------------------------------------------------------------------------------------

Net loans                $ 1,442,234           $ 1,347,682            $ 855,207              $ 737,792            $ 654,012
====================================================================================================================================

Ratio of allowance
     to total loans             1.92%                 2.02%                1.74%                  1.83%                2.00%
====================================================================================================================================

         The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1997:

MATURITIES AND INTEREST RATE SENSITIVITIES
------------------------------------------------------------------------------------------------------------------------

                                                            Within         One Year to        After
(Dollars in thousands)                                     One Year        Five Years      Five Years           Total
------------------------------------------------------------------------------------------------------------------------
Commercial                                              $   223,359          220,691          82,305           526,355
Consumer                                                    160,404          305,741          39,596           505,741
Real estate                                                  83,425           92,519          92,519           268,463
Agriculture                                                 108,746           41,380          13,920           164,046
Other loans                                                   5,809               -               -              5,809
------------------------------------------------------------------------------------------------------------------------

                                                        $   581,743          660,331         228,340         1,470,414
========================================================================================================================

Loans at fixed interest rates                           $   270,256          502,627         131,562           904,445
Loans at variable interest rates                            301,806          157,704          96,778           556,288
Nonaccrual loans                                              9,681               -               -              9,681
------------------------------------------------------------------------------------------------------------------------

                                                        $   581,743          660,331         228,340         1,470,414
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

SECURITIES MATURITIES AND YIELD
------------------------------------------------------------------------------------------------------------------------

                                                                                              % of Total
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
     Maturing within one year                                                  $    83,148        19.5%        5.59%
     Maturing in one to five years                                                 154,595        36.3         6.03
     Maturing in five to ten years                                                   7,554         1.8         6.08
------------------------------------------------------------------------------------------------------------------------
                                                                                   245,297
     Mark-to-market adjustments on securities available-for-sale                       594
------------------------------------------------------------------------------------------------------------------------

Total                                                                              245,891        57.8         5.88
------------------------------------------------------------------------------------------------------------------------

U.S. Government agency securities
     Maturing within one year                                                  $    24,943         5.9         6.40
     Maturing in one to five years                                                  59,253        13.9         6.21
------------------------------------------------------------------------------------------------------------------------
                                                                                    84,196
     Mark-to-market adjustments on securities available-for-sale                        17
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      84,213        19.8         6.26
------------------------------------------------------------------------------------------------------------------------

Tax exempt securities
     Maturing within one year                                                        4,459         1.0         7.88
     Maturing in one to five years                                                  12,240         2.9         7.94
     Maturing in five to ten years                                                   7,024         1.7         8.41
     Maturing after ten years                                                        1,401         0.3         8.36
------------------------------------------------------------------------------------------------------------------------
                                                                                    25,124
     Mark-to-market adjustments on securities available-for-sale                       315
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      25,439         6.0         8.08
------------------------------------------------------------------------------------------------------------------------

Corporate securities
     Maturing within one year                                                        5,756         1.4%        5.68%
     Maturing in one to five years                                                   4,835         1.1         6.24
------------------------------------------------------------------------------------------------------------------------
                                                                                    10,591
     Mark-to-market adjustments on securities available-for-sale                         5
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      10,596         2.5         5.93
------------------------------------------------------------------------------------------------------------------------

Other mortgage-backed securities
     Maturing within one year                                                       14,339         3.4         6.91
     Maturing in one to five years                                                  25,225         5.9         6.87
     Maturing in one to five years                                                   2,386         0.6         7.12
     Maturing after ten years                                                        7,835         1.8         6.79
------------------------------------------------------------------------------------------------------------------------
                                                                                    49,785
     Mark-to-market adjustments on securities available-for-sale                       284
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      50,069        11.7         6.88
------------------------------------------------------------------------------------------------------------------------

SECURITIES MATURITIES AND YIELD (CONTINUED)
------------------------------------------------------------------------------------------------------------------------

                                                                                              % of Total
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
------------------------------------------------------------------------------------------------------------------------
Equity securities with no stated maturity                                            9,136         2.2
Mark-to-market adjustments on securities available-for-sale                            259
------------------------------------------------------------------------------------------------------------------------
         Total                                                                       9,395         2.2
------------------------------------------------------------------------------------------------------------------------

Total                                                                          $   425,603       100.0         6.07
========================================================================================================================

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

         The following table sets forth certain information regarding these two sources of funding as of the dates indicated:

As of and for the years ended December 31,                           1997             1996              1995
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Federal funds purchased:
     Balance at period end                                     $       4,025            13,450            3,125
     Average balance                                                  28,651            18,687           16,596
     Maximum amount outstanding at any month-end                      83,185            56,700           27,670
     Average interest rate:
         During the year                                                5.46%             5.58             6.07
         At period end                                                  5.95%             5.61             5.50
Securities sold under repurchase agreements:
     Balance at period end                                           176,350           129,137          104,898
     Average balance                                                 141,825           101,046           75,252
     Maximum amount outstanding at any month-end                     176,350           129,137          104,898
     Average interest rate:
         During the year                                                4.69%             4.46             4.73
         At period end                                                  4.61%             4.42             4.85

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

         The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,                                        1997        1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-performing loans:
     Nonaccrual loans                             $       9,681       6,822        3,632        3,134         3,629
     Accruing loans past due 90 days or more              4,883       6,432        1,711          534         1,353
     Restructured loans                                     928       1,763        1,755        1,619         1,526
------------------------------------------------------------------------------------------------------------------------

Total non-performing loans                               15,492      15,017        7,098        5,287         6,508
OREO                                                      1,362       1,546        1,349        1,803         3,132
------------------------------------------------------------------------------------------------------------------------

Total non-performing assets                              16,854      16,563        8,447        7,090         9,640
========================================================================================================================

Non-performing assets to total loans and OREO              1.15%       1.20%        0.97%        0.94%         1.44%
========================================================================================================================

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

         The following table sets forth classified loans as of the dates indicated.

As of December 31,                                                   1997             1996              1995
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Substandard                                                    $      34,161            19,994           12,936
Doubtful                                                               2,468             2,321            1,522
Loss                                                                   2,584             2,264            2,229
------------------------------------------------------------------------------------------------------------------------

Total                                                          $      39,213            24,579           16,687
========================================================================================================================

Classified loans to total loans                                         2.67%            1.79%             1.92%
Allowance for loan losses to classified loans                          71.86%          113.09%            90.92%
========================================================================================================================

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

         The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,               1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance as of January 1                           $     27,797       15,171       13,726       13,373        12,965
Beginning allowance of acquired banks                       -        10,553          917           -             -
Charge-offs:
     Commercial                                          1,132        1,127          393          398           777
     Consumer                                            5,607        2,384        1,679        1,425         1,035
     Real estate                                           141           27           20           53            20
     Agricultural                                           71          220           25            4            20
------------------------------------------------------------------------------------------------------------------------

Total charge-offs                                        6,951        3,758        2,117        1,880         1,852

Recoveries:
     Commercial                                            732          850          252          299           353
     Consumer                                            1,816          974          557          472           455
     Real estate                                           246            9          119           36             7
     Agricultural                                          300          154           88           82           100
------------------------------------------------------------------------------------------------------------------------

Total recoveries                                         3,094        1,987        1,016          889           915
------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                          3,857        1,771        1,101          991           937
Provision for loan losses                                4,240        3,844        1,629        1,344         1,345
------------------------------------------------------------------------------------------------------------------------

Balance at end of period                          $     28,180       27,797       15,171       13,726        13,373
========================================================================================================================

Period end loans                                     1,470,414    1,375,479      870,378      751,518       667,385
Average loans                                        1,441,800    1,014,901      837,288      705,690       641,411
Net charge-offs to average loans                          0.27%        0.17%        0.13%        0.14%         0.15%
Allowance to period end loans                             1.92%        2.02%        1.74%        1.83%         2.00%
========================================================================================================================

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

As of December 31,          1997                  1996                  1995                  1994                 1993
                     Allocated  % Of       Allocated  % Of       Allocated  % Of      Allocated   % Of     Allocated  % Of
                     Reserves   Loans      Reserves   Loans      Reserves   Loans     Reserves    Loans    Reserves   Loans
----------------------------------------------------------------------------------------------------------------------------
Commercial        $      870    35.8%      $   594    34.3%     $   789     35.9%      $   791     34.9%   $   896     36.2%
Consumer               1,383    34.4         1,280    35.3        1,118     34.5         1,154     36.9      1,007     36.8
Real estate               -     18.3            -     19.9           -      16.3             3     14.9         23     13.9
Agricultural             331    11.1           390    10.4          322     13.1           280     13.1        230     12.7
Other loans               -      0.4            -      0.1           -       0.2            -       0.2         -       0.4
----------------------------------------------------------------------------------------------------------------------------

Total allocated        2,584                 2,264                2,229                  2,228               2,156
Unallocated           25,596                25,533               12,942                 11,498              11,217
----------------------------------------------------------------------------------------------------------------------------

   Totals          $  28,180   100.0%      $27,797   100.0%     $15,171    100.0%      $13,726    100.0%   $13,373    100.0%
============================================================================================================================

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

Capital Resources

         Stockholders' equity decreased 0.7% to $145 million as of December 31, 1997. This decrease resulted primarily from the redemption of $20 million of noncumulative perpetual preferred stock which was partially offset by an increase in retained earnings. Stockholders' equity increased 33.6% to $146 million as of December 31, 1996 from $109 million as of December 31, 1995. This increase was due primarily to the issuance of the noncumulative perpetual preferred stock, together with retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company. For the years ended December 31, 1997, 1996 and 1995, the Company paid aggregate cash dividends to stockholders of $9 million, $6 million and $4 million, respectively.

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

                                                 Three          Three            One
                                                Months         Months          Year to         After
(Dollars in thousands)                          or Less      to One Year     Five Years     Five Years       Total
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans(1)                              $     615,124         182,139        532,256         131,214     1,460,733
     Investment securities                        73,982         133,301        184,696          33,624       425,603
     Interest-bearing deposits in bank            34,447              -              -               -         34,447
     Federal funds sold                           58,675              -              -               -         58,675
------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets              $     782,228         315,440        716,952         164,838     1,979,458
========================================================================================================================

Interest-bearing liabilities and trust preferred securities:
     Interest-bearing demand accounts(2)   $      25,255          75,765        213,165              -        314,185
     Savings deposits(2)                         307,933          29,870         93,643              -        431,446
     Time deposits, $100 or more                  50,866          71,060         41,717              -        163,643
     Other time deposits                         132,408         203,318        187,481             469       523,676
     Federal funds purchased                       4,025              -              -               -          4,025
     Securities sold under repurchase
         agreements                              176,350              -              -               -        176,350
     Other borrowed funds                         11,591              -              -               -         11,591
     Long-term debt                                  342           6,847          4,304          20,033        31,526
     Mandatorily redeemable preferred
         securities of subsidiary trust               -               -              -           40,000        40,000
------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
     and trust preferred securities        $     708,770         386,860        540,310          60,502     1,696,442
========================================================================================================================

Rate gap                                          73,458         (71,420)       176,642         104,336       283,016
Cumulative rate gap                               73,458           2,038        178,680         283,016
Cumulative rate gap as a percentage of
     total interest-earning assets                  3.71%           0.10%          9.03%          14.30%
========================================================================================================================

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

              Report of KPMG LLP, Independent Auditors
              Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
              Notes to Consolidated Financial Statements

         As more fully described in "Notes to Consolidated Financial Statements," the Company restated its 1997 consolidated financial statements.


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

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------




KPMG LLP







The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 21 to the consolidated financial statements, the Company has restated its 1997 consolidated financial statements to account for its stock option plan as a variable plan under APB Opinion 25, "Accounting for Stock Issued to Employees".


/s/ KPMG LLP


Billings, Montana
February 6, 1998
  except for note 21
  which is as of
  January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

December 31,                                                                           1997                 1996
                                                                                    (Restated)
------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                  $        136,025              160,962
     Federal funds sold                                                                 58,675                4,945
     Interest-bearing deposits in banks                                                 34,447                6,545
     Investment securities:
         Available-for-sale                                                            188,650              124,502
         Held-to-maturity                                                              236,953              279,069
------------------------------------------------------------------------------------------------------------------------

                                                                                       425,603              403,571
------------------------------------------------------------------------------------------------------------------------

     Loans                                                                           1,470,414            1,375,479
     Less allowance for loan losses                                                     28,180               27,797
------------------------------------------------------------------------------------------------------------------------

     Net loans                                                                       1,442,234            1,347,682
------------------------------------------------------------------------------------------------------------------------

     Premises and equipment, net                                                        61,274               58,183
     Accrued interest receivable                                                        22,046               19,573
     Goodwill, net of accumulated amortization of $8,486
         in 1997 and $5,901 in 1996                                                     31,801               37,958
     Other real estate owned, net                                                        1,362                1,546
     Deferred tax asset                                                                  6,635                4,921
     Other assets                                                                       15,331               17,951
------------------------------------------------------------------------------------------------------------------------

     Total assets                                                             $      2,235,433            2,063,837
========================================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
         Noninterest bearing                                                  $        372,056              385,371
         Interest bearing                                                            1,432,950            1,294,053
------------------------------------------------------------------------------------------------------------------------

     Total deposits                                                                  1,805,006            1,679,424
------------------------------------------------------------------------------------------------------------------------

     Federal funds purchased                                                             4,025               13,450
     Securities sold under repurchase agreements                                       176,350              129,137
     Accounts payable and accrued expenses                                              21,864               18,027
     Other borrowed funds                                                               11,591               13,071
     Long-term debt                                                                     31,526               64,667
------------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               2,050,362            1,917,776
------------------------------------------------------------------------------------------------------------------------

     Mandatorily redeemable preferred securities of subsidiary trust                    40,000                   -

     Stockholders' equity:
         Non-voting noncumulative 8.53% preferred stock without par value;
              authorized 100,000 shares, none and 20,000 shares issued and
              outstanding as of December 31, 1997 and 1996, respectively                    -                20,000
         Common stock without par value; authorized 20,000,000 shares;
              issued and outstanding 8,030,799 shares and 7,913,072 shares
              as of December 31, 1997 and 1996, respectively                            11,860                8,941
         Retained earnings                                                             132,311              116,613
         Unrealized holding gain on investment securities
              available-for-sale, net                                                      900                  507
------------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                        145,071              146,061
------------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                               $      2,235,433            2,063,837
========================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

Year Ended December 31,                                                    1997              1996             1995
                                                                        (Restated)
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                    $     140,083             99,882           83,577
     Interest and dividends on investment securities:
         Taxable                                                          21,958             15,343           12,147
         Exempt from Federal taxes                                         1,109                982              783
     Interest on deposits with banks                                         448                376              368
     Interest on Federal funds sold                                        2,210              1,342            2,095
------------------------------------------------------------------------------------------------------------------------

              Total interest income                                      165,808            117,925           98,970
------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                 58,129             42,122           35,898
     Interest on Federal funds purchased                                   1,499              1,043            1,008
     Interest on securities sold under repurchase agreements               6,474              4,508            3,560
     Interest on other borrowed funds                                        873                318              298
     Interest on long-term debt                                            5,165              2,028            1,182
     Interest on mandatorily redeemable preferred securities
         of subsidiary trust                                                 523                 -                -
------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                      72,663             50,019           41,946
------------------------------------------------------------------------------------------------------------------------
              Net interest income                                         93,145             67,906           57,024
Provision for loan losses                                                  4,240              3,844            1,629
------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses         88,905             64,062           55,395

Other operating income:
     Income from fiduciary activities                                      4,083              3,161            2,619
     Service charges on deposit accounts                                   9,855              7,752            6,532
     Data processing                                                       7,380              7,324            6,196
     Other service charges, commissions, and fees                          3,787              2,857            2,535
     Investment securities gains (losses), net                                89                 18               (6)
     Other income                                                          1,652              2,815              888
------------------------------------------------------------------------------------------------------------------------

              Total other operating income                                26,846             23,927           18,764
------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
     Salaries and wages                                                   29,448             21,789           18,917
     Employee benefits                                                     9,690              5,742            4,777
     Occupancy, net                                                        6,077              4,505            3,916
     Furniture and equipment                                               7,721              6,249            5,244
     Other real estate income, net                                          (465)              (214)            (586)
     FDIC insurance                                                          206                  5            1,127
     Goodwill amortization expense                                         2,585              1,019              442
     Other expenses                                                       20,497             14,300           12,141
------------------------------------------------------------------------------------------------------------------------
              Total other operating expenses                              75,759             53,395           45,978
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                39,992             34,594           28,181

Income tax expense                                                        15,103             13,351           10,844
------------------------------------------------------------------------------------------------------------------------

              Net income                                           $      24,889             21,243           17,337
========================================================================================================================

Net income applicable to common stockholders                       $      23,435             20,818           17,337
========================================================================================================================

Basic earnings per common share                                    $        2.95               2.65            2.22
Diluted earnings per common share                                           2.93               2.64            2.21
========================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                                               Unrealized          Total
                                                        Preferred     Common      Retained    holding gains    stockholders'
                                                          stock        stock      earnings    (losses), net       equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                         $       -         7,531        88,677            (936)         95,272

Common stock transactions:
     75,524 shares retired                                   -        (1,197)           -               -           (1,197)
     26,908 shares issued                                    -           358            -               -              358

Cash dividends declared ($0.48 per common share)             -            -         (3,733)             -           (3,733)

Increase in unrealized gains on available-for-sale
     investment securities, net                              -            -             -            1,329           1,329

Net income                                                   -            -         17,337              -           17,337
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                 -         6,692       102,281             393         109,366

Preferred stock issuance:
     20,000 shares issued                                20,000           -             -               -           20,000

Preferred stock issuance costs                               -            -           (458)             -             (458)

Common stock transactions:
     65,808 shares retired                                   -        (1,229)           -               -           (1,229)
     187,840 shares issued                                   -         3,478            -               -            3,478

Cash dividends declared:
     Common ($0.78 per share)                                -            -         (6,028)             -           (6,028)
     Preferred (8.53%)                                       -            -           (425)             -             (425)

Increase in unrealized gains on available-for-sale
     investment securities, net                              -            -             -              114             114

Net income                                                   -            -         21,243              -           21,243
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                         $   20,000        8,941       116,613             507         146,061

Preferred stock retirement:
     20,000 shares retired                              (20,000)          -             -               -          (20,000)

Common stock transactions:
     53,965 shares retired                                   -        (1,189)           -               -           (1,189)
     171,692 shares issued                                   -         4,108            -               -            4,108

Cash dividends declared:
     Common ($0.98 per share)                                -            -         (7,737)             -           (7,737)
     Preferred (8.53%)                                       -            -         (1,454)             -           (1,454)

Increase in unrealized gains on available-for-sale
     investment securities, net                              -            -             -              393             393

Net income                                                   -            -         24,889              -           24,889
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997, restated               $       -        11,860       132,311             900         145,071
=============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in thousands)

Year Ended December 31,                                                               1997         1996          1995
                                                                                   (Restated)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                  $    24,889       21,243        17,337
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provisions for loan and other real estate losses                              4,236        3,823         1,601
         Depreciation and amortization                                                 8,549        5,584         4,272
         Net premium amortization (discount accretion) on investment securities       (1,049)         591         1,111
         Loss (gain) on sale of investments, net                                         (89)         (18)            6
         Gain on sale of other real estate owned                                        (595)        (335)         (527)
         Gain on sale of premises and equipment                                           (9)          (2)           -
         Provision for deferred income taxes                                          (1,972)        (528)          129
         Increase in interest receivable                                              (2,473)        (507)       (1,828)
         Decrease (increase) in other assets                                           5,504       (1,697)        2,069
         Increase in accounts payable and accrued expenses                             7,416          394         3,553
-----------------------------------------------------------------------------------------------------------------------------

              Net cash provided by operating activities                               44,407       28,548        27,723
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Net change in interest-bearing deposits                                         (27,902)      16,495       (22,012)
     Purchases of investment securities:
         Held-to-maturity                                                           (412,855)    (200,361)      (88,857)
         Available-for-sale                                                         (133,043)     (63,477)      (12,254)
     Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                            456,069      150,313       116,267
         Available-for-sale                                                           38,401       62,460        12,901
     Sales of investment securities:
         Available-for-sale                                                           31,208        5,523            -
     Extensions of credit to customers, net of repayments                           (101,673)     (98,142)      (70,149)
     Recoveries on loans charged-off                                                   3,094        1,987         1,016
     Proceeds from sale of other real estate owned                                     2,130        1,121         1,236
     Acquisitions of subsidiaries, net                                                (1,726)      24,840       (10,465)
     Capital distribution from (contribution to)  joint venture                         (275)         150        (2,100)
     Capital expenditures, net                                                        (8,880)      (6,324)       (4,675)
-----------------------------------------------------------------------------------------------------------------------------

              Net cash used in investing activities                                 (155,452)    (105,415)      (79,092)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                        125,582       56,674        76,354
     Net increase (decrease) in federal funds and repurchase agreements               37,788      (15,938)       29,148
     Repayments of other borrowed funds, net                                          (1,480)        (871)       (1,594)
     Borrowings of long-term debt                                                      5,750       66,939        13,484
     Repayment of long-term debt                                                     (38,891)     (22,410)       (3,066)
     Proceeds of issuance of mandatorily redeemable preferred securities of
         subsidiary trust                                                             40,000           -             -
     Debt issuance costs                                                              (2,323)          -             -
     Proceeds from issuance of common stock                                            3,792        3,478           358
     Proceeds from issuance of preferred stock, net of issuance costs                     -        19,542            -
     Payments to retire common stock                                                  (1,189)      (1,229)       (1,197)
     Payments to retire preferred stock                                              (20,000)          -             -
     Dividends paid on common stock                                                   (7,737)      (6,028)       (3,733)
     Dividends paid on preferred stock                                                (1,454)        (425)           -
-----------------------------------------------------------------------------------------------------------------------------

              Net cash provided by financing activities                              139,838       99,732       109,754
-----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                             28,793       22,865        58,385

Cash and cash equivalents at beginning of year                                       165,907      143,042        84,657
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                         $   194,700      165,907       143,042
=============================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                     $     70,484       48,334        38,944
     Cash paid during the year for taxes                                              17,830       12,805         9,845
=============================================================================================================================

Noncash Investing and Financing Activities - The Company transferred loans of $1,347, $668 and $227 to other real estate owned in 1997, 1996 and 1995, respectively. In conjunction with the exercise of stock options, the Company transferred $46 from accrued liabilities to common stock.

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

       Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       STOCK-BASED COMPENSATION. The Company measures compensation costs for stock-based employee compensation plans using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25").

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

       The Company's actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the following table:

                                                                        Adequately                    Well
                                                Actual                  Capitalized                Capitalized
                                         --------------------       -------------------       -------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
---------------------------------------------------------------------------------------------------------------------
       As of December 31, 1997:
           Total risk-based capital:
                Consolidated          $   192,251       12.2%    $   126,570      8.0%     $  158,213        10.0%
                FIB Montana               131,374       12.4          84,603      8.0         105,754        10.0
                FIB Wyoming                64,231       12.4          41,421      8.0          51,777        10.0

           Tier 1 risk-based capital:
                Consolidated              152,371        9.6          63,285      4.0          94,928         6.0
                FIB Montana               118,113       11.2          42,302      4.0          63,452         6.0
                FIB Wyoming                57,696       11.1          20,711      4.0          31,066         6.0

           Leverage capital ratio:
                Consolidated              152,371        6.9          88,228      4.0         110,286         5.0
                FIB Montana               118,113        8.1          58,423      4.0          73,028         5.0
                FIB Wyoming                57,696        7.8          29,565      4.0          36,956         5.0
---------------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



                                                                         Adequately                  Well
                                                Actual                  Capitalized               Capitalized
                                         --------------------       -------------------       -------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
       -----------------------------------------------------------------------------------------------------------
       As of December 31, 1996:
           Total risk-based capital:
                Consolidated          $   145,782        10.0%   $  116,898        8.0%     $ 146,123       10.0%
                FIB Montana               124,102        12.2        81,437        8.0        101,796       10.0
                FIB Wyoming                59,786        13.2        36,228        8.0         45,285       10.0

           Tier 1 risk-based capital:
                Consolidated              107,399         7.4        58,449        4.0         87,674        6.0
                FIB Montana               109,690        11.0        40,718        4.0         61,077        6.0
                FIB Wyoming                54,040        11.9        18,114        4.0         27,171        6.0

           Leverage capital ratio:
                Consolidated              107,399         5.3        81,382        4.0        101,728        5.0
                FIB Montana               109,690         8.0        55,930        4.0         69,913        5.0
                FIB Wyoming                54,040         7.8        27,764        4.0         34,705        5.0
       ===========================================================================================================

(3)    INVESTMENT SECURITIES

       The amortized cost and approximate market values of investment securities are summarized as follows:


       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1997                                    cost             gains         losses          value
       -----------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     63,869           594              -            64,463
       Obligations of U.S. Government agencies              56,304            76             (59)          56,321
       States, county and municipal securities               7,479           315              -             7,794
       Corporate securities                                  4,331             5              -             4,336
       Other mortgage-backed securities                     46,057           321             (37)          46,341
       Other securities                                      9,136           259              -             9,395
       -----------------------------------------------------------------------------------------------------------

                Total                                 $    187,176         1,570             (96)         188,650
       ===========================================================================================================


       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1997                                    cost             gains         losses          value
       -----------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $    181,428         1,019            (128)         182,319
       Obligations of U.S. Government agencies              27,892           117             (34)          27,975
       States, county and municipal securities              17,645           174              (2)          17,817
       Corporate securities                                  6,260            -               (6)           6,254
       Other mortgage-backed securities                      3,728            29              -             3,757
       -----------------------------------------------------------------------------------------------------------

                Total                                 $    236,953         1,339            (170)         238,122
       ===========================================================================================================

       Gross gains of $89 and no gross losses were realized on the sale of available-for-sale securities in 1997.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1996                                    cost             gains         losses          value
       ---------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     45,272           153              -            45,425
       Obligations of U.S. Government agencies              54,919           340            (114)          55,145
       States, county and municipal securities               7,717           295              (2)           8,010
       Corporate securities                                  2,484             7              (5)           2,486
       Other mortgage-backed securities                      3,703            16             (10)           3,709
       Other securities                                      9,607           120              -             9,727
       ---------------------------------------------------------------------------------------------------------------

                Total                                 $    123,702           931            (131)         124,502
       ===============================================================================================================


       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1996                                    cost             gains         losses          value
       ---------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $    169,196           445            (731)         168,910
       Obligations of U.S. Government agencies              89,600           158            (179)          89,579
       States, county and municipal securities              11,793           152             (12)          11,933
       Corporate securities                                  8,480             1             (27)           8,454
       ---------------------------------------------------------------------------------------------------------------

                Total                                 $    279,069           756            (949)         278,876
       ===============================================================================================================

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


       December 31,1997                                        Available-for-Sale                Held-to-Maturity
       ---------------------------------------------------------------------------------------------------------------
                                                            Amortized       Estimated        Amortized      Estimated
                                                              cost        market value         cost       market value
       ---------------------------------------------------------------------------------------------------------------
       Within one year                                  $      42,018          42,122         90,627           90,653
       After one but within five years                        117,439         118,326        138,709          139,786
       After five years but within ten years                   11,270          11,444          5,694            5,744
       After ten years                                          7,313           7,363          1,923            1,939
       ---------------------------------------------------------------------------------------------------------------

           Total                                              178,040         179,255        236,953          238,122
       ---------------------------------------------------------------------------------------------------------------

       Other                                                    9,136           9,395             -                -
       ---------------------------------------------------------------------------------------------------------------

           Total                                        $     187,176         188,650        236,953          238,122
       ===============================================================================================================

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

(4)    LOANS

       Major categories and balances of loans included in the loan portfolios are as follows:


       December 31,                                                                   1997                 1996
       ----------------------------------------------------------------------------------------------------------
       Agricultural (1)                                                         $     164,046             143,572
       Commercial (2)                                                                 526,355             471,458
       Real estate                                                                    268,463             274,141
       Consumer (3)                                                                   505,741             484,865
       Other loans, including overdrafts                                                5,809               1,443
       ----------------------------------------------------------------------------------------------------------

       Total loans                                                              $   1,470,414           1,375,479
       ==========================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

(5)    ALLOWANCE FOR LOAN LOSSES

       A summary of changes in the allowance for loan losses follows:


       Year ending December 31,                                      1997               1996                1995
       -------------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $    27,797              15,171              13,726
       Allowance of acquired banks                                       -               10,553                 917
       Provision charged to operating expense                         4,240               3,844               1,629
       Less loans charged-off                                        (6,951)             (3,758)             (2,117)
       Add back recoveries of loans previously charged-off            3,094               1,987               1,016
       -------------------------------------------------------------------------------------------------------------
       Balance at end of year                                   $    28,180              27,797              15,171
       =============================================================================================================

(6)    PREMISES AND EQUIPMENT

       Premises and equipment and related accumulated depreciation are as follows:


       December 31,                                                                   1997                 1996
       ------------------------------------------------------------------------------------------------------------
       Land                                                                      $      9,639               8,350
       Buildings and improvements                                                      56,443              53,609
       Furniture and equipment                                                         24,253              24,689
       ------------------------------------------------------------------------------------------------------------
                                                                                       90,335              86,648
       Less accumulated depreciation                                                   29,061              28,465
       ------------------------------------------------------------------------------------------------------------

       Premises and equipment, net                                               $     61,274              58,183
       ============================================================================================================


       The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

(7)    OTHER REAL ESTATE OWNED

       Other real estate owned (OREO) consists of the following:


       December 31,                                                                   1997                 1996
       ------------------------------------------------------------------------------------------------------------
       Other real estate                                                          $   1,824                2,057
       Less allowance for OREO losses                                                   462                  511
       ------------------------------------------------------------------------------------------------------------

                                                                                  $   1,362                1,546
       ============================================================================================================

       A summary of transactions in the allowance for OREO losses follows:


       Year ending December 31,                                       1997                1996               1995
       ------------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $      511                  554               1,048
       Provision (reversal) during the year                             (4)                 (21)                (28)
       Property writedowns                                             (45)                 (16)               (449)
       Losses on sales                                                  -                    (6)                (17)
       ------------------------------------------------------------------------------------------------------------
       Balance at end of year                                   $      462                  511                 554
       ============================================================================================================

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

(9)    DEPOSITS

       Deposits are summarized as follows:


       December 31,                                                                   1997                 1996
       ------------------------------------------------------------------------------------------------------------
       Noninterest bearing demand                                               $     372,056             385,371

       Interest bearing:
           Demand                                                                     314,185             316,964
           Savings                                                                    431,446             396,845
           Time, $100 and over                                                        163,643             122,242
           Time, other                                                                523,676             458,002
       ------------------------------------------------------------------------------------------------------------

           Total interest bearing                                                   1,432,950           1,294,053
       ------------------------------------------------------------------------------------------------------------

                                                                                $   1,805,006           1,679,424
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

Maturities of time deposits at December 31, 1997 are as follows:


                                                                         Time, $100
                                                                           and Over                 Total Time
       -------------------------------------------------------------------------------------------------------
       1998                                                              $  121,588                   458,119
       1999                                                                  34,024                   158,629
       2000                                                                   5,541                    48,765
       2001                                                                   1,790                    11,273
       2002                                                                     700                    10,066
       Thereafter                                                               -                         467
       -------------------------------------------------------------------------------------------------------

                                                                         $  163,643                   687,319
       =======================================================================================================

       Interest expense on time deposits of $100 or more was $7,778, $5,514 and $4,581 for the years ended December 31, 1997, 1996 and 1995, respectively.

(10)   INCOME TAXES

       Income tax expense (benefit) consists of the following:


       Year ended December 31,                                       1997               1996                1995
       ----------------------------------------------------------------------------------------------------------
       Current:
           Federal                                              $   15,039              12,004              9,194
           State                                                     2,036               1,875              1,521
       ----------------------------------------------------------------------------------------------------------

                                                                    17,075              13,879             10,715
       ----------------------------------------------------------------------------------------------------------

       Deferred:
           Federal                                                  (1,693)               (492)               134
           State                                                      (279)                (36)                (5)
       ----------------------------------------------------------------------------------------------------------

                                                                    (1,972)               (528)               129
       ----------------------------------------------------------------------------------------------------------

                                                                $   15,103              13,351             10,844
       ==========================================================================================================

       Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1997, 1996 and 1995 to income before income taxes as a result of the following:


       Year ended December 31,                                       1997               1996                1995
       ---------------------------------------------------------------------------------------------------------------
       Tax expense at the statutory tax rate                    $   13,997              12,108              9,863
       Increase (decrease) in tax resulting from:
           Tax-exempt income                                          (520)               (472)              (374)
           State income tax, net of Federal income tax benefit       1,142               1,190                985
           Amortization of nondeductible Goodwill                      311                 318                289
           Other, net                                                  173                 207                 81
       ---------------------------------------------------------------------------------------------------------------

                                                                $   15,103              13,351             10,844
       ===============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:


       December 31,                                                                   1997                 1996
       ----------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Loans, principally due to allowance for loan losses                   $    9,296                8,712
           Other real estate owned, principally due to differences in bases             283                  118
           Employee benefits                                                          2,063                  828
           Other                                                                        275                   45
       ----------------------------------------------------------------------------------------------------------

                Net deferred tax assets                                              11,917                9,703
       ----------------------------------------------------------------------------------------------------------

       Deferred tax liabilities:
           Fixed assets, principally differences in bases and depreciation             (928)                (926)
           Investment in joint venture partnership, principally due to
                differences in depreciation of partnership assets                    (1,025)                (904)
           Prepaid amounts                                                             (273)                (138)
           Investment securities, principally differences in bases                     (550)                (370)
           Investment securities available-for-sale                                    (574)                (293)
           Goodwill                                                                  (1,896)              (2,151)
           Other                                                                        (36)                  -
       ----------------------------------------------------------------------------------------------------------
       Net deferred tax liabilities                                                  (5,282)              (4,782)
       ----------------------------------------------------------------------------------------------------------

       Net deferred tax asset                                                    $    6,635                4,921
       ==========================================================================================================


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

       The Company had current income taxes receivable of $266 at December 31, 1997 and current income taxes payable of $508 at December 31, 1996.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(11)   LONG-TERM DEBT AND OTHER BORROWED FUNDS

       A summary of long-term debt follows:


       December 31,                                                                   1997                 1996
       -----------------------------------------------------------------------------------------------------------
       Parent Company:
           Revolving term loan due December 31, 2003 at variable interest
                rates (7.44% weighted average rate at December 31, 1997)          $   6,700               39,200
           7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
                October 1, 2002 in the amount of $3,400 with final maturity
                on October 1, 2006                                                   20,000               20,000
           Various unsecured notes payable to former stockholders at various rates of 5.80% to 8.50% due in annual installments aggregating
                $486, plus interest, through March 1999                                 710                1,196

       Subsidiaries:
           Various notes payable to Federal Home Loan Bank of Seattle, interest due monthly at various rates and maturities (weighted
                average rate of 6.53% at December 31, 1997)                           4,116                4,271
                                                                                  ---------               ------
                                                                                  $  31,526               64,667
       ===========================================================================================================

       Maturities of long-term debt for the years ending December 31 follow:


                                    1998                                          $     489
                                    1999                                                667
                                    2000                                                135
                                    2001                                                 51
                                    2002                                              4,151
                                    Thereafter                                       26,033
       ------------------------------------------------------------------------------------
                                                                                  $  31,526
       ====================================================================================


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



       The following is a summary of other borrowed funds, all of which mature within one year:


       December 31,                                                                   1997                 1996
       -------------------------------------------------------------------------------------------------------------
       Interest bearing demand notes issued to the United States Treasury, secured by investment securities (5.16% weighted average rate
           at December 31, 1997)                                                  $  11,591               11,071
       5.45% interest bearing demand note issued to Federal Home Loan
           Bank of Seattle paid in 1997                                                  -                 2,000
       -------------------------------------------------------------------------------------------------------------

                                                                                  $  11,591               13,071
       =============================================================================================================

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

       STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") for certain officers and directors of the Company. Stock option and stock appreciation rights ("SARs") awards are granted at the discretion of the Company's Board of Directors. Stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Stock Option Plan can be immediately exercised for periods of seven or ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company a right of first refusal to repurchase the stock. The Company accounts for the Stock Option Plan as a variable plan with compensation cost expensed each period from the date of grant to the measurement date at the end of the period based on the fair value of the Company's common stock at the end of the period. The recorded expense related to this plan was $2,107, $72 and $170 in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Company had recognized liabilities of $2,592 and $982, respectively, related to obligations under this plan (see note 21).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



       Information with respect to the Company's stock options and SAR's are as follows:


                                                             1997                  1996                  1995
       ---------------------------------------------------------------------------------------------------------------
       Year ended December 31,                         Options     SAR's     Options    SAR's     Options     SAR's
       ---------------------------------------------------------------------------------------------------------------
       Outstanding, beginning of year                 115,836     78,320    116,752     79,236    120,464     82,140
       Granted                                         19,600     19,600     16,600     16,600     16,500     16,500
       Exercised                                      (12,232)    (6,468)   (17,516)   (17,516)   (20,212)   (19,404)
       ---------------------------------------------------------------------------------------------------------------

       Outstanding, end of year                       123,204     91,452    115,836     78,320    116,752     79,236
       ===============================================================================================================

       Information with respect to the weighted-average stock option exercise prices are as follows:


       Year ended December 31,                               1997                  1996                  1995
       --------------------------------------------------------------------------------------------------------
       Granted during year                                 $ 20.05               $ 17.86               $ 15.80
       Exercised during year                                  5.83                  4.95                  5.68
       Outstanding, end of year                              12.73                  9.67                  8.89
       ========================================================================================================

       Stratification and additional detail regarding the exercisable options outstanding at December 31, 1997 are as follows:


                       Exercise                   Number                Weighted-average          Weighted-average
                      price range               outstanding              remaining life            exercise price
       ------------------------------------------------------------------------------------------------------------
                   $4.56 - $7.61                 39,704                   2.56 years               $     6.45
                  $11.40 - $20.05                83,500                   7.28 years                    15.72
       ============================================================================================================

       As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123. The Company has administered the Stock Option Plan to historically allow an option holder to elect settlement in cash and therefore the accounting treatment under SFAS No. 123 is consistent with that required for variable awards under APB 25. Accordingly, the application of SFAS No. 123 to the Company's Stock Option Plan would not result in a difference to reported net income or earnings per share.

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

       The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows:


                                                                     Third
                                                                    parties        Partnership            Total
       ---------------------------------------------------------------------------------------------------------
       For the year ending December 31:
           1998                                                 $      407              814               1,221
           1999                                                        408              814               1,222
           2000                                                        307              814               1,121
           2001                                                        255              814               1,070
           2002                                                        221              814               1,035
           Thereafter                                                1,495            2,240               3,734
       ---------------------------------------------------------------------------------------------------------

                                                                $    3,093            6,310               9,403
       =========================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(17)   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

       Following is condensed financial information of First Interstate BancSystem, Inc.:


       December 31,                                                                    1997                1996
                                                                                    (Restated)
       -----------------------------------------------------------------------------------------------------------
       Condensed balance sheets:
           Cash and cash equivalents                                              $     3,208              2,905
           Investment in subsidiaries, at equity:
                First Interstate Bank in Montana                                      136,349            133,443
                First Interstate Bank in Wyoming                                       69,820             68,105
                Non-bank subsidiary - Commerce Financial, Inc.                            481                408
                Non-bank subsidiary - FIB Capital Trust                                 1,237                 -
       -----------------------------------------------------------------------------------------------------------
                Total investment in subsidiaries, at equity                           207,887            201,956

           Goodwill, net of accumulated amortization                                    2,339              2,633
           Other assets                                                                 7,147              4,068
       -----------------------------------------------------------------------------------------------------------
                                                                                  $   220,581            211,562
       ===========================================================================================================

           Other liabilities                                                      $     6,845              5,105
           Long-term debt                                                              68,665             60,396
       -----------------------------------------------------------------------------------------------------------
                                                                                       75,510             65,501
           Stockholders' equity                                                       145,071            146,061
       -----------------------------------------------------------------------------------------------------------

                                                                                  $   220,581            211,562
       ===========================================================================================================



       Year ended December 31,                                        1997              1996                1995
                                                                   (Restated)
       ----------------------------------------------------------------------------------------------------------
       Condensed statements of income:
           Dividends from subsidiary banks                      $    25,857             19,529             10,993
           Interest on note receivable from non-bank subsidiary           5                 15                 32
           Other interest income                                         70                143                 30
           Other income, primarily management fees
                from subsidiaries                                     2,340              1,788              1,508
       ----------------------------------------------------------------------------------------------------------

           Total income                                              28,272             21,475             12,563
       ----------------------------------------------------------------------------------------------------------

           Salaries and benefits                                      4,855              2,627              2,370
           Interest expense                                           4,861              1,919              1,010
           Other operating expenses, net                              3,406              2,612              1,835
       ----------------------------------------------------------------------------------------------------------

           Total expenses                                            13,122              7,158              5,215
       ----------------------------------------------------------------------------------------------------------

           Data Division income, net of operating expenses            2,411              1,990              1,667
       ----------------------------------------------------------------------------------------------------------

           Earnings before income tax benefits                       17,561             16,307              9,015
           Income tax benefit                                         3,028                979                565
       ----------------------------------------------------------------------------------------------------------

           Income before undistributed earnings of subsidiaries      20,589             17,286              9,580
       ----------------------------------------------------------------------------------------------------------

           Undistributed earnings of subsidiaries                     4,300              3,957              7,757
       ----------------------------------------------------------------------------------------------------------

           Net income                                           $    24,889             21,243             17,337
       ==========================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       Year ended December 31,                                        1997              1996                1995
                                                                   (Restated)
       ------------------------------------------------------------------------------------------------------------
       Condensed statements of cash flows:
           Cash flows from operating activities:
                Net income                                      $    24,889             21,243             17,337
                Adjustments to reconcile net income to cash
                    provided by operating activities:
                         Undistributed earnings of subsidiaries      (4,300)            (3,957)            (7,757)
                         Depreciation and amortization                  303                311                312
                         Provision for deferred income taxes         (1,198)                11                348
                         Deposit on bank acquisition                     -                  -                 250
                         Other, net                                   2,697                802                967
       ------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 22,391             18,410             11,457
       ------------------------------------------------------------------------------------------------------------

           Cash flows from investing activities:
                Net decrease in advances to non-bank subsidiary          96                133                154
                Purchase of investments                                (293)                -                  -
                Maturities of investments                                -                  -               7,500
                Decrease (increase) in premises and equipment             6                 (2)            (1,095)
                Capitalization of de novo subsidiary                     -              (2,000)                -
                Capitalization of non-bank subsidiary                (1,237)                -                  -
                Acquisitions of subsidiaries, net                        -             (80,393)           (17,478)
       ------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                     (1,428)           (82,262)           (10,919)
       ------------------------------------------------------------------------------------------------------------

           Cash flows from financing activities:
                Borrowings of long-term debt                         46,987             66,939              8,484
                Repayments of long-term debt                        (38,736)           (17,410)            (3,066)
                Debt issuance costs, net                             (2,323)                -                  -
                Dividends paid on common stock                       (7,737)            (6,028)            (3,733)
                Payments to retire common stock                      (1,189)            (1,229)            (1,197)
                Payments to retire preferred stock                  (20,000)                -                  -
                Issuance of common stock                              3,792              3,478                358
                Proceeds from issuance of preferred stock,
                    net of issuance costs                                -              19,542                 -
                Dividends paid on preferred stock                    (1,454)              (425)                -
       ------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities      (20,660)            64,867                846
       ------------------------------------------------------------------------------------------------------------
           Net increase in cash and cash equivalents                    303              1,015              1,384
           Cash and cash equivalents, beginning of year               2,905              1,890                506
       ------------------------------------------------------------------------------------------------------------

           Cash and cash equivalents, end of year               $     3,208              2,905              1,890
       ============================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

            A summary of the estimated fair values of financial instruments follows:


                                                                             1997                               1996
       -------------------------------------------------------------------------------------------------------------------------
                                                                  Carrying          Estimated         Carrying         Estimated
           As of December 31,                                      Amount          Fair Value          Amount         Fair Value
       -------------------------------------------------------------------------------------------------------------------------
           Financial assets:
                Cash and short-term investments               $     229,147           229,147           172,452          172,452
                Securities available-for-sale                       188,650           188,650           124,502          124,502
                Securities held-to-maturity                         236,953           238,122           279,069          278,876
                Net loans                                         1,442,234         1,431,068         1,347,682        1,344,336
       -------------------------------------------------------------------------------------------------------------------------

           Total financial assets                             $   2,096,984         2,086,987         1,923,705        1,920,166
       =========================================================================================================================

           Financial liabilities and trust preferred securities:
                Total deposits, excluding time deposits       $   1,117,687         1,117,687         1,099,180        1,099,180
                Time deposits                                       687,319           696,004           580,244          587,718
                Federal funds purchased                               4,025             4,025            13,450           13,450
                Securities sold under repurchase agreements         176,350           176,350           129,137          129,137
                Other borrowed funds                                 11,591            11,591            13,071           13,071
                Long-term debt                                       31,526            31,526            64,667           64,667
                Mandatorily redeemable preferred securities
                    of subsidiary trust                              40,000            43,600                -                -
       -------------------------------------------------------------------------------------------------------------------------

           Total financial liabilities and
                trust preferred securities                    $   2,068,498         2,080,783         1,899,749        1,907,223
       =========================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(19)   EARNINGS PER SHARE

       Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:


                                                                                  Weighted-Average
                                                                      Income           Shares           Per Share
       For the years ended December 31,                             (Numerator)     (Denominator)        Amount
       ---------------------------------------------------------------------------------------------------------------
       1997, restated:
           Net income                                           $       24,889
           Less preferred stock dividends                               (1,454)
       ---------------------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders                 23,435         7,946,092            2.95
           Effect of Dilutive Securities: Options                           -             41,829
       ---------------------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                    and assumed conversions                     $       23,435         7,987,921            2.93
       ===============================================================================================================

       1996:
           Net income                                           $       21,243
           Less preferred stock dividends                                 (425)
       ---------------------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders                 20,818         7,847,668            2.65
           Effect of Dilutive Securities: Options                           -             33,356
       ---------------------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                    and assumed conversions                     $       20,818         7,881,024            2.64
       ===============================================================================================================

       1995:
           Net income                                           $       17,337
           Less preferred stock dividends                                   -
       ---------------------------------------------------------------------------------------------------------------

           Basic EPS:
                Income available to common stockholders                 17,337         7,815,612            2.22
           Effect of Dilutive Securities: Options                           -             28,032
       ---------------------------------------------------------------------------------------------------------------

           Diluted EPS:
                Income available to common stockholders
                    and assumed conversions                     $       17,337         7,843,644            2.21
       ===============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


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

 (21)  RESTATEMENT

       The Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan (Note 12) was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB 25, and related interpretations. Accordingly, the Company has restated the accompanying 1997 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       The following is a summary of the effect of such restatement on the Company's consolidated financial statements:


                                                                December 31, 1997
       ----------------------------------------------------------------------------------------------
                                                           Originally
                                                            Reported        Restated
       ----------------------------------------------------------------------------------------------
       Consolidated Balance Sheets

       Deferred tax assets                              $       5,946          6,635
       Other assets                                            15,351         15,331
       Total assets                                         2,234,764      2,235,433
       Accounts payable and accrued expenses                   20,599         21,864
       Common stock                                            11,490         11,860
       Retained earnings                                      133,277        132,311
       ==============================================================================================


                                                               For the year ended
                                                                December 31, 1997
       ----------------------------------------------------------------------------------------------
                                                           Originally
                                                            Reported        Restated
       ----------------------------------------------------------------------------------------------
       Consolidated Statements of Income

       Employee benefits                                $       8,097          9,690
       ==============================================================================================

       Net income before income taxes                   $      41,585         39,992
       Income tax expense                                      15,730         15,103
       ----------------------------------------------------------------------------------------------

       Net income                                       $      25,855         24,889
       ==============================================================================================

       Net income applicable
         to common stockholders                         $      24,401         23,435
       ==============================================================================================

       Basic earnings per share                         $        3.07           2.95
       Diluted earnings per share                                3.05           2.93
       ==============================================================================================

       Included in the 1997 restated financial statement amounts are compensation expense of $1,000 and a reduction in tax expense of $394 related to periods prior to 1997. The impact on 1997 net income and earnings per share is a decrease to net income of $606 and a decrease of $0.08 to earnings per share.

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

                     First Interstate BancSystem, Inc.

                     By:  /s/ Lyle R. Knight                      April 23, 2001
                        -------------------------------------     --------------
                          Lyle R. Knight                                Date
                          President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.


By:          /s/ Homer A. Scott, Jr.                              April 23, 2001
   ---------------------------------------------------            --------------
    Homer A. Scott, Jr.                                                 Date
    Chairman


By:             /s/ Dan S. Scott                                  April 23, 2001
   ---------------------------------------------------            --------------
    Dan S. Scott, Director                                              Date


By:            /s/ James R. Scott                                 April 23, 2001
   ---------------------------------------------------            --------------
    James R. Scott, Vice Chairman of the Board                          Date


By:         /s/ Sandra A. Scott Suzor                             April 24, 2001
   ---------------------------------------------------            --------------
    Sandra A. Scott Suzor, Director                                     Date


By:           /s/ John M. Heyneman                                April 23, 2001
   ---------------------------------------------------            --------------
    John M. Heyneman, Director                                          Date


By:             /s/ Joel T. Long                                  April 23, 2001
   ---------------------------------------------------            --------------
    Joel T. Long, Director                                              Date


By:            /s/ James W. Haugh                                 April 11, 2001
   ---------------------------------------------------            --------------
    James W. Haugh, Director                                            Date


By:             /s/ David H. Crum                                 April 23, 2001
   ---------------------------------------------------            --------------
    David H. Crum, Director                                             Date


By:            /s/ Terry W. Payne                                 April 23, 2001
   ---------------------------------------------------            --------------
    Terry W. Payne, Director                                            Date


By:            /s/ Thomas W. Scott                                April 23, 2001
   ---------------------------------------------------            --------------
    Thomas W. Scott                                                     Date
    Chief Executive Officer and Director (Principal executive officer)


By:            /s/ Lyle R. Knight                                 April 23, 2001
   ---------------------------------------------------            --------------
    Lyle R. Knight                                                      Date
    President, Chief Operating Officer and Director


By:           /s/ Terrill R. Moore                                April 23, 2001
   ---------------------------------------------------            --------------
    Terrill R. Moore                                                    Date
    Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
  15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
                            TO SECTION 12 OF THE ACT