Form 10-K405/A
period 1998-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-09
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-K/A


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 33-64304



                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            MONTANA                                             81-0331430
 State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

                     401 NORTH 31ST STREET
                       BILLINGS, MONTANA                                          59116
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

                                     PART I

RESTATEMENT EXPLANATORY NOTE

         In 2000, the Company determined it is necessary to restate the Company's 1999, 1998 and 1997 consolidated financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting. The Company will amend previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the calendar years ended 1999, 1998 and 1997 to reflect the restatement.

         This Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see "Note to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.


                                ITEM 1. BUSINESS

THE COMPANY

         First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company") is a bank holding company. FIBS was incorporated in 1971 and is headquartered in Billings, Montana.

         FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 35 banking offices in 24 Montana and Wyoming communities. FIB Capital Trust ("FIB Capital") and Commerce Financial, Inc. ("CFI") are wholly-owned non-bank subsidiaries of FIBS. At December 31, 1998, the Company had assets of $2.5 billion, deposits of $2.0 billion and total stockholders' equity of $162 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

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

         The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization:

                   Assessment Rates Effective January 1, 1999*

                                                                               Group A      Group B      Group C
              ----------------------------------------------------------------------------------------------------------
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

         FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1996-1998), FIBS has redeemed a total of 232,047 shares of common stock, all of which was restricted by the shareholder agreements. FIBS has redeemed the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for redemption of stock, but no assurances can be provided that FIBS will not change or end its practice of redeeming stock. Furthermore, FIBS redemptions of stock are subject to corporate law and regulatory restrictions which could prevent stock redemptions.

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

         Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

                                                                 Appraised
                Valuation As Of(1)                              Minority Value
                ------------------                              --------------
              December 31, 1996                                    21.50
              March 31, 1997                                       21.50
              June 30, 1997                                        23.75
              September 30, 1997                                   25.00
              December 31, 1997                                    29.00
              March 31, 1998                                       32.00
              June 30, 1998                                        35.00
              September 30, 1998                                   33.00
              December 31, 1998                                    37.00

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

         The book value per share of FIBS common stock as of December 31, 1998 was $20.31. The appraised minority value as of December 31, 1998 was $37.00. The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm's-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of the FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates indicated above.

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

Dividend Restrictions

         The holders of common stock will be entitled to dividends when, as and if declared by the FIBS Board of Directors out of funds legally available therefore. Under the Company's revolving term loan, the Company is prohibited from declaring or paying any dividends to common stockholders in excess of 33% of net income for the immediately preceding year. The Company has also agreed that the Banks will maintain ratios of tangible primary capital to tangible primary assets not less than the ratios required by regulators or applicable law or regulation, and that the Banks will at all times maintain capital at adequately capitalized levels. The loan restrictions limit the funds available for the payment of dividends from the Banks to FIBS and from FIBS to its shareholders.

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

FIVE YEAR SUMMARY
(Dollars in thousands except per share data)

     Years ended December 31,                          1998(6)      1997(6)       1996         1995         1994
                                                     (Restated)   (Restated)
------------------------------------------------------------------------------------------------------------------------
Operating Data:
     Interest income                              $    179,414      165,808      117,925       98,970      80,230
     Interest expense                                   81,652       72,663       50,019       41,946      28,451
------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands except per share data)

     Years ended December 31,                          1998(6)      1997(6)       1996         1995         1994
                                                     (Restated)   (Restated)
------------------------------------------------------------------------------------------------------------------------
     Net interest income                          $     97,762       93,145       67,906       57,024        51,779
     Provision for loan losses                           4,170        4,240        3,844        1,629         1,344
------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
         loan losses                                    93,592       88,905       64,062       55,395        50,435
     Other operating income                             29,484       27,311       24,141       19,350        16,844
     Other operating expenses                           83,097       76,224       53,609       46,564        41,684
------------------------------------------------------------------------------------------------------------------------

     Income before income taxes                         39,979       39,992       34,594       28,181        25,595
     Income tax expense                                 15,100       15,103       13,351       10,844         9,861
------------------------------------------------------------------------------------------------------------------------

     Net income                                   $     24,879       24,889       21,243       17,337        15,734
========================================================================================================================

     Net income applicable to common stock        $     24,879       23,435       20,818       17,337        15,734
     Basic earnings per common share                      3.10         2.95         2.65         2.22          2.01
     Diluted earnings per common share(1)                 3.08         2.93         2.64         2.21          2.00
     Dividends per common share                           0.94         0.98         0.78         0.48          0.40
     Weighted average common shares
         outstanding - diluted                       8,087,809    7,987,921    7,881,024    7,843,644     7,850,188
========================================================================================================================

Operating Ratios:
     Return on average assets                             1.07%        1.18         1.41         1.39         1.44
     Return on average common stockholders' equity       16.24        16.45        17.84        16.98        17.64
     Average stockholders' equity to average assets       6.60         7.15         8.08         8.20         8.15
     Net interest margin                                  4.76         5.00         5.15         5.19         5.34
     Net interest spread                                  4.08         4.32         4.47         4.45         4.76
     Common stock dividend payout ratio(2)               30.32        33.22        29.17        21.72        20.00
     Ratio of earnings to fixed charges(3):
         Excluding interest on deposits                   6.77x        4.79x        8.74x        9.50x       12.34x
         Including interest on deposits                   1.49x        1.53x        1.68x        1.66x        1.87x
========================================================================================================================

Balance Sheet Data:
     Total assets                                $   2,479,994    2,235,433    2,063,837    1,351,215     1,134,105
     Loans                                           1,484,459    1,470,414    1,375,479      870,378       751,518
     Allowance for loan losses                          28,803       28,180       27,797       15,171        13,726
     Investment securities                             678,678      425,603      403,571      258,737       251,745
     Deposits                                        2,041,932    1,805,006    1,679,424    1,099,069       939,857
     Long-term debt                                     24,288       31,526       64,667       15,867         5,449
     Trust preferred securities                         40,000       40,000           -            -             -
     Stockholders' equity                              162,275      145,071      146,061      109,366        95,272
========================================================================================================================

Asset Quality Ratios:
     Nonperforming assets to total loans
         and OREO(4)                                      1.29%        1.15          1.20        0.97         0.94
     Allowance for loan losses to total loans             1.94         1.92          2.02        1.74         1.83
     Allowance for loan losses to
         nonperforming loans(5)                         159.63       181.90        185.10      213.74       259.62
     Net charge-offs to average loans                     0.24         0.27          0.17        0.13         0.14
========================================================================================================================

Regulatory Capital Ratios:
     Tier 1 risk-based capital                            9.81%        9.63          7.35       10.40        11.32
     Total risk-based capital                            12.22        12.15          9.98       11.65        12.58
     Leverage ratio                                       7.05         6.91          5.28        7.28         8.12
========================================================================================================================

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

     (6) Selected financial data for 1998 and 1997 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

RESULTS OF OPERATIONS

         The Company's increased earnings and expansion of operations in recent years have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to such acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income was flat in 1998 as compared to 1997 reflecting narrowing interest margins, increasingly competitive pricing by the Company's competitors, increased operating costs associated with the opening of new banking offices as discussed above and the Company's focus on enhancing existing facilities and providing substantial human resources training. However, net income to common shareholders increased 6.4% to $24.9 million in 1998 from $23.4 million in 1997 as a result of the November 1997 redemption of preferred stock and issuance of trust preferred securities. Net income increased 17.5% to $24.9 million in 1997 from $21.2 million in 1996 and net income to common shareholders increased 12.5% to $23.4 million in 1997 from $20.8 million in 1996, due principally to internal growth and earnings provided by the Acquired Banks.

         Exclusive of compensation expense related to outstanding stock options, net income during the fourth quarter 1998 decreased 9.7% from the third quarter. This decrease was principally due to normal increases in expenses related to facility and equipment enhancements, additional rental expense related to expansion of facilities and increases in certain expenses such as supplies, postage and telephone. The remaining increase is attributable to additional OREO provisions, a loss on the sale of OREO property and a non-recurring loss recorded by the Trust Department.

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

AVERAGE BALANCE SHEETS, YIELDS AND RATES
-----------------------------------------------------------------------------------------------------------------------------

                                                               Years Ended December 31,
                                ---------------------------------------------------------------------------------------------
                                         1998(5)                           1997(5)                           1996
                                ---------------------------      ---------------------------      ---------------------------
                                Average              Average     Average             Average      Average             Average
(Dollars in thousands)          Balance    Interest   Rate       Balance   Interest   Rate        Balance   Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans(1)                   $  1,469,741   143,435  9.76%  $  1,441,800  140,299     9.73%  $ 1,014,901   100,039     9.86%
   U.S. and agency securities      416,965    25,006  6.00        345,771   20,481     5.92       244,314    13,951     5.71
   Federal funds sold               64,351     3,457  5.37         39,936    2,210     5.53        25,462     1,342     5.27
   Other securities                 71,170     4,610  6.48         23,302    1,467     6.30        21,868     1,392     6.37
   Tax exempt securities(2)         43,578     3,290  7.55         21,253    1,737     8.17        19,100     1,575     8.25
   Interest-bearing deposits
     in banks                       18,992       997  5.25          7,491      448     5.98         6,555       376     5.74
-----------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets    2,084,797   180,795  8.67      1,879,553  166,642     8.87     1,332,200   118,675     8.91
Noninterest-earning assets         237,110                        236,471                         173,888
-----------------------------------------------------------------------------------------------------------------------------

Total assets                  $  2,321,907                   $  2,116,024                     $ 1,506,088
=============================================================================================================================

AVERAGE BALANCE SHEETS, YIELDS AND RATES (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          Years Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                              1998 (5)                            1997(5)                           1996
                                       ---------------------------     -----------------------------    ---------------------------
                                       Average             Average     Average              Average     Average             Average
(Dollars in thousands)                 Balance   Interest    Rate      Balance   Interest    Rate       Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities and trust preferred securities:
   Demand deposits                  $    320,088     6,673   2.08%  $    304,511    6,369     2.09%  $   210,153     4,489     2.14%
   Savings deposits                      464,527    18,077   3.89        417,352   16,021     3.84       301,003    11,305     3.76
   Time deposits                         754,725    43,498   5.76        626,925   35,739     5.70       464,712    26,328     5.67
   Borrowings(3)                         172,725     7,550   4.37        184,605    8,846     4.79       126,135     5,869     4.65
   Long-term debt                         28,085     2,327   8.29         56,197    5,165     9.19        23,760     2,028     8.54
   Trust preferred securities             40,000     3,527   8.82          5,808      523     9.00            -         -        -
-----------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
   and trust preferred securities      1,780,150    81,652   4.59      1,595,398   72,663     4.55     1,125,763   50,019      4.44
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits             360,628                         345,372                         242,117
Other noninterest-bearing
   liabilities                            27,956                          23,933                          16,487
Stockholders' equity                     153,173                         151,321                         121,721
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity             $  2,321,907                       2,116,024                     $ 1,506,088
===================================================================================================================================

Net FTE interest income                         $   99,143                         93,979                           68,656
Interest rate spread                                         4.08%                           4.32%                             4.47%
Contribution of interest free funds                          0.68                            0.68                              0.68
Net yield on interest-earning assets(4)                      4.76                            5.00                              5.15
Less FTE adjustments(2)                             (1,381)                          (834)                            (750)
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
   statements of income                         $   97,762                         93,145                           67,906
===================================================================================================================================

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

     (5) Selected financial data for 1998 and 1997 have been restated. For information regarding the restatements, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended                             December 31, 1998               December 31, 1997             December 31, 1996
                                         compared with                   compared with                  compared with
                                       December 31, 1997               December 31, 1996              December 31, 1995
                                    favorable (unfavorable)          favorable (unfavorable)       favorable (unfavorable)
                                   --------------------------      --------------------------      ------------------------
                                   Volume      Rate       Net      Volume      Rate       Net      Volume     Rate      Net
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans(1)                     $   2,727       409     3,136      41,541     (1,281)    40,260    17,761   (1,457)  16,304
   U.S. and agency securities       4,270       255     4,525       6,010        520      6,530     2,518      155    2,673
   Federal funds sold               1,312       (65)    1,247         801         67        868      (640)    (113)    (753)
   Other securities                 3,101        42     3,143          90        (15)        75       495       33      528
   Tax exempt securities(1)         1,685      (132)    1,553         176        (14)       162        65      280      345
   Interest-bearing deposits
     in banks                         604       (55)      549          56         16         72        17      (13)       4
------------------------------------------------------------------------------------------------------------------------------

Total change                       13,699       454    14,153      48,674       (707)    47,967    20,216   (1,115)  19,101
------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities and trust preferred securities:
   Demand deposits                    325       (21)      304       1,974        (94)     1,880      944      (703)     241
   Savings deposits                 1,836       220     2,056       4,466        250      4,716    1,469       (81)   1,388
   Time deposits                    7,366       393     7,759       9,247        164      9,411    4,647       (52)   4,595
   Borrowings(2)                     (519)     (777)   (1,296)      2,802        175      2,977    1,318      (315)   1,003
   Long-term debt                  (2,329)     (509)   (2,838)      2,981        156      3,137      906       (60)     846
   Trust preferred securities       3,015       (11)    3,004         523         -         523       -         -        -
------------------------------------------------------------------------------------------------------------------------------

Total change                        9,694      (705)    8,989      21,993        651     22,644    9,284    (1,211)   8,073
------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in FTE net
   interest income(1)           $   4,005     1,159     5,164      26,681     (1,358)    25,323   10,932        96   11,028
==============================================================================================================================

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

Other Operating Expenses

         Other operating expenses increased 9.1% to $83.1 million in 1998 from $76.2 million in 1997. Significant components of this increase are discussed below. Other operating expenses increased 42.2% to $76.2 million in 1997 from $53.6 million in 1996. This increase resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $16.1 million in 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operational services to the FIBNA Banks which had been previously operated as dependent branch offices prior to their acquisition by the Company. The increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of such banks into the Company's operations. In addition, goodwill associated with the acquisition of the Acquired Banks resulted in increased amortization expense of approximately $1.8 million from 1996 to 1997.

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

         Employee benefits expense increased 16.5% to $11.3 million in 1998 from $9.7 million in 1997. Approximately $961,000 of this increase is attributable to additional accruals for the increased value of stock appreciation rights resulting from increases in the appraised value of the Company's common stock during 1998. The remaining increase is attributable to increases in staffing levels as discussed above. Increases in employee benefits expense in 1998 were partially offset by a $344,000 decrease resulting from the remeasurement of compensation expense related to outstanding stock options.

         Employee benefits expense increased 70.2% to $9.7 million in 1997 from $5.7 million in 1996. Approximately $1.0 million of the increase relates to compensation expense for periods prior to 1997 which is the result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's Stock Option Plan. For additional information regarding the correction, see "Restatement Explanatory Note" included in Part I and "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14. In addition, approximately $1.0 million of the increase is attributable to remeasurement of compensation expense related to outstanding stock options in 1997. The remaining increase is primarily due to the direct and indirect expense attributable to the bank acquisitions.

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

Income Tax Expense

         The Company's effective federal tax rate was 32.5%, 33.4% and 33.3% for the years ended December 31, 1998, 1997 and 1996, respectively. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 5.3%, 4.4% and 5.3% for years ended December 31, 1998, 1997 and 1996, respectively. Pretax earnings subject to Montana state income tax were approximately 57%, 57% and 67% of consolidated pretax earnings in 1998, 1997 and 1996, respectively.

FINANCIAL CONDITION

         Total assets increased 11.0% to $2,480 million as of December 31, 1998 from $2,235 million as of December 31, 1997. This increase was due principally to increases in investment securities funded through internally generated deposit growth. Total assets increased 8.3% to $2,235 million as of December 31, 1997 from $2,064 million as of December 31, 1996. This increase resulted primarily from internal growth in the Company's loan portfolio funded by increases in repurchase agreements and deposits.

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

         The following tables present the composition of the Company's loan portfolio as of the dates indicated:


LOANS OUTSTANDING
---------------------------------------------------------------------------------------------------------------------------------
                                                                     As of December 31,
                            -----------------------------------------------------------------------------------------------------
(Dollars in thousands)      1998    Percent       1997    Percent       1996    Percent      1995     Percent     1994    Percent
---------------------------------------------------------------------------------------------------------------------------------
Loans
     Real estate(1)    $  681,670    45.9%  $   683,212    46.5%  $  600,007    43.6%    $  384,349    44.2%  $  291,011   38.8%
     Consumer             379,197    25.5       412,231    28.0      410,258    29.8        247,665    28.5      234,680   31.2
     Commercial           311,040    21.0       261,513    17.8      272,888    19.8        166,602    19.1      161,822   21.5
     Agricultural         106,707     7.2       107,649     7.3       90,883     6.6         70,001     8.0       62,589    8.3
     Other loans            5,845     0.4         5,809     0.4        1,443     0.2          1,761     0.2        1,416    0.2
---------------------------------------------------------------------------------------------------------------------------------

Total loans             1,484,459   100.0%    1,470,414   100.0%    1,375,479  100.0%       870,378   100.0%     751,518  100.0%
---------------------------------------------------------------------------------------------------------------------------------

Less allowance for
     loan losses           28,803                28,180               27,797                 15,171               13,726
---------------------------------------------------------------------------------------------------------------------------------

LOANS OUTSTANDING (CONTINUED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                         As of December 31,
                             -----------------------------------------------------------------------------------------------------
(Dollars in thousands)       1998    Percent       1997    Percent       1996    Percent      1995     Percent     1994    Percent
----------------------------------------------------------------------------------------------------------------------------------
Net loans               $ 1,455,656             1,442,234          $ 1,347,682              $ 855,207            $ 737,792
==================================================================================================================================

Ratio of allowance
     to total loans            1.94%                 1.92%               2.02%                  1.74%                1.83%
==================================================================================================================================

     (1) Includes consumer, commercial and agricultural loans secured by real estate as follows:

                                                   1998         1997          1996         1995         1994
                                                   ----         ----          ----         ----         ----
                  Consumer                     $   102,622       93,510       74,607       53,046       42,687
                  Commercial                       351,229      264,842      198,570      145,380      100,468
                  Agricultural                      60,459       56,397       52,689       43,826       35,605

         The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1998:

MATURITIES AND INTEREST RATE SENSITIVITIES
--------------------------------------------------------------------------------------------------------------------------

                                                            Within         One Year to        After
(Dollars in thousands)                                     One Year        Five Years      Five Years           Total
--------------------------------------------------------------------------------------------------------------------------
Real estate                                             $   233,321          289,290         159,059           681,670
Consumer                                                    163,811          205,788           9,598           379,197
Commercial                                                  184,384          101,386          25,270           311,040
Agriculture                                                  86,705           18,095           1,907           106,707
Other loans                                                   5,845               -               -              5,845
--------------------------------------------------------------------------------------------------------------------------

                                                        $   674,066          614,559         195,834         1,484,459
==========================================================================================================================

Loans at fixed interest rates                           $   362,587          469,328          89,929           921,844
Loans at variable interest rates                            300,780          145,231         105,905           551,916
Nonaccrual loans                                             10,699               -               -             10,699
--------------------------------------------------------------------------------------------------------------------------

                                                        $   674,066          614,559         195,834         1,484,459
==========================================================================================================================

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

SECURITIES MATURITIES AND YIELD
------------------------------------------------------------------------------------------------------------------------

                                                                                              % of Total
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
     Maturing within one year                                                  $    40,575         6.0         5.82%
     Maturing in one to five years                                                 121,330        17.9         6.11
------------------------------------------------------------------------------------------------------------------------
                                                                                   161,905
     Mark-to-market adjustments on securities available-for-sale                     1,937
------------------------------------------------------------------------------------------------------------------------

Total                                                                              163,842        24.1         6.03
------------------------------------------------------------------------------------------------------------------------

U.S. Government agency securities
     Maturing within one year                                                       85,158        12.5         5.89
     Maturing in one to five years                                                  71,284        10.5         5.90
------------------------------------------------------------------------------------------------------------------------
                                                                                   156,442
     Mark-to-market adjustments on securities available-for-sale                     1,124
------------------------------------------------------------------------------------------------------------------------

         Total                                                                     157,566        23.2         5.90
------------------------------------------------------------------------------------------------------------------------

Tax exempt securities
     Maturing within one year                                                        2,685         0.4         8.02
     Maturing in one to five years                                                  12,948         1.9         8.03
     Maturing in five to ten years                                                  51,292         7.6         6.97
     Maturing after ten years                                                        1,198         0.2         9.08
------------------------------------------------------------------------------------------------------------------------
                                                                                    68,123
     Mark-to-market adjustments on securities available-for-sale                       291
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      68,414        10.1         7.25
------------------------------------------------------------------------------------------------------------------------

Corporate securities
     Maturing within one year                                                       44,525         6.6         5.72
     Maturing in one to five years                                                  20,104         3.0         6.04
------------------------------------------------------------------------------------------------------------------------
                                                                                    64,629
     Mark-to-market adjustments on securities available-for-sale                        44
------------------------------------------------------------------------------------------------------------------------

         Total                                                                      64,673         9.6         5.80
------------------------------------------------------------------------------------------------------------------------

Other mortgage-backed securities
     Maturing within one year                                                       55,438         8.2         6.43
     Maturing in one to five years                                                  79,819        11.8         6.39
     Maturing in one to five years                                                  17,985         2.7         6.42
     Maturing after ten years                                                       60,002         8.8         6.26
------------------------------------------------------------------------------------------------------------------------
                                                                                   213,244
     Mark-to-market adjustments on securities available-for-sale                       (54)
------------------------------------------------------------------------------------------------------------------------

         Total                                                                     213,190        31.4         6.37
------------------------------------------------------------------------------------------------------------------------

Equity securities with no stated maturity                                           10,819         1.6
Mark-to-market adjustments on securities available-for-sale                            174
------------------------------------------------------------------------------------------------------------------------
         Total                                                                      10,993         1.6
------------------------------------------------------------------------------------------------------------------------

Total                                                                          $   678,678       100.0         6.11
========================================================================================================================

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

         The following table sets forth certain information regarding these two sources of funding as of the dates indicated:

As of and for the years ended December 31,                           1998             1997              1996
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Federal funds purchased:
     Balance at period end                                     $       1,675             4,025           13,450
     Average balance                                                   1,321            28,651           18,687
     Maximum amount outstanding at any month-end                      15,340            83,185           56,700
     Average interest rate:
         During the year                                                4.99%            5.46              5.58
         At period end                                                  4.12             5.95              5.61
Securities sold under repurchase agreements:
     Balance at period end                                     $     173,593           176,350          129,137
     Average balance                                                 162,583           141,825          101,046
     Maximum amount outstanding at any month-end                     173,593           176,350          129,137
     Average interest rate:
         During the year                                                4.32%            4.69              4.46
         At period end                                                  3.94             4.61              4.42

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

         The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,                                        1998        1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-performing loans:
     Nonaccrual loans                             $      10,699       9,681        6,822        3,632         3,134
     Accruing loans past due 90 days or more              4,039       4,883        6,432        1,711           534
     Restructured loans                                   3,306         928        1,763        1,755         1,619
------------------------------------------------------------------------------------------------------------------------

Total non-performing loans                               18,044      15,492       15,017        7,098         5,287
OREO                                                      1,113       1,362        1,546        1,349         1,803
------------------------------------------------------------------------------------------------------------------------

Total non-performing assets                       $      19,157      16,854       16,563        8,447         7,090
========================================================================================================================

Non-performing assets to total loans and OREO              1.29%       1.15%        1.20%        0.97%         0.94%
========================================================================================================================

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

         The following table sets forth classified loans as of the dates indicated.

As of December 31,                                                   1998             1997              1996
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Substandard                                                    $      43,449            34,161           19,994
Doubtful                                                               3,561             2,468            2,321
Loss                                                                   3,033             2,584            2,264
------------------------------------------------------------------------------------------------------------------------

Total                                                          $      50,043            39,213           24,579
========================================================================================================================

Classified loans to total loans                                         3.37%             2.67%            1.79%
Allowance for loan losses to classified loans                          57.56%            71.86%          113.09%
========================================================================================================================

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

         The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

As of and for the years ended December 31,               1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at the beginning of period                $     28,180       27,797       15,171       13,726        13,373
Beginning allowance of acquired banks                       -            -        10,553          917            -
Charge-offs:
     Real estate                                           370          141           27           20            53
     Consumer                                            3,988        5,607        2,384        1,679         1,425
     Commercial                                          1,920        1,132        1,127          393           398
     Agricultural                                          349           71          220           25             4
------------------------------------------------------------------------------------------------------------------------

Total charge-offs                                        6,627        6,951        3,758        2,117         1,880
------------------------------------------------------------------------------------------------------------------------

Recoveries:
     Real estate                                           213          246            9          119            36
     Consumer                                            1,500        1,816          974          557           472
     Commercial                                          1,315          732          850          252           299
     Agricultural                                           52          300          154           88            82
------------------------------------------------------------------------------------------------------------------------

Total recoveries                                         3,080        3,094        1,987        1,016           889
------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                          3,547        3,857        1,771        1,101           991
Provision for loan losses                                4,170        4,240        3,844        1,629         1,344
------------------------------------------------------------------------------------------------------------------------

Balance at end of period                          $     28,803       28,180       27,797       15,171        13,726
========================================================================================================================

Period end loans                                     1,484,459    1,470,414    1,375,479      870,378       751,518
Average loans                                        1,469,741    1,441,800    1,014,901      837,288       705,690
Net charge-offs to average loans                          0.24%        0.27%        0.17%        0.13%         0.14%
Allowance to period end loans                             1.94%        1.92%        2.02%        1.74%         1.83%
========================================================================================================================

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

As of December 31,          1998                  1997                  1996                  1995                 1994
-----------------------------------------------------------------------------------------------------------------------------
                     Allocated  % Of       Allocated  % Of       Allocated  % Of      Allocated   % Of     Allocated  % Of
                     Reserves   Loans      Reserves   Loans      Reserves   Loans     Reserves    Loans    Reserves   Loans
-----------------------------------------------------------------------------------------------------------------------------
Real estate       $      207    45.9%         $ -     46.5%        $ -      43.6%         $ -      44.2%       $ 3     38.8%
Consumer               1,708    25.5         1,383    28.0        1,280     29.8         1,118     28.5      1,154     31.2
Commercial               834    21.0           870    17.8          594     19.8           789     19.1        791     21.5
Agricultural             284     7.2           331     7.3          390      6.6           322      8.0        280      8.3
Other loans               -      0.4            -      0.4           -       0.2            -       0.2         -       0.2
-----------------------------------------------------------------------------------------------------------------------------

Total allocated        3,033                 2,584                2,264                  2,229               2,228
Unallocated           25,770                25,596               25,533                 12,942              11,498
-----------------------------------------------------------------------------------------------------------------------------

   Totals          $  28,803   100.0%     $ 28,180   100.0%     $27,797    100.0%      $15,171    100.0%   $13,726    100.0%
=============================================================================================================================

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

Capital Resources

         Stockholders' equity increased 11.7% to $162 million as of December 31, 1998. This increase was due primarily to increases in retained earnings. Stockholders' equity decreased 0.7% to $145 million as of December 31, 1997 from $146 million as of December 31, 1996 due to the redemption of $20 million of noncumulative perpetual preferred stock which was partially offset by an increase in retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company. For the years ended December 31, 1998, 1997 and 1996, the Company paid aggregate cash dividends to stockholders of $8 million, $9 million and $6 million, respectively.

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

INTEREST RATE RISK MANAGEMENT (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------

                                                 Three          Three            One
                                                Months         Months          Year to         After
(Dollars in thousands)                          or Less      to One Year     Five Years     Five Years       Total
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans(1)                              $     571,328         220,640        546,298         135,494     1,473,760
     Investment securities(2)                    114,254         127,054        308,091         129,279       678,678
     Interest-bearing deposits in banks           17,562              -              -               -         17,562
     Federal funds sold                           31,930              -              -               -         31,930
------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets              $     735,074         347,694        854,389         264,773     2,201,930
========================================================================================================================

Interest-bearing liabilities and trust preferred securities:
     Interest-bearing demand accounts(3)   $      26,624          79,872        248,490              -        354,986
     Savings deposits(3)                         381,146          30,025         93,411              -        504,582
     Time deposits, $100 or more                  88,136          87,936         44,037              -        220,109
     Other time deposits                         167,117         220,303        183,396             441       571,257
     Federal funds purchased                       1,675              -              -               -          1,675
     Securities sold under repurchase
         agreements                              173,593              -              -               -        173,593
     Other borrowed funds                          9,828              -              -               -          9,828
     Long-term debt                                  387             118          7,483          16,300        24,288
     Trust preferred securities                       -               -              -           40,000        40,000
------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities
     and trust preferred securities        $     848,506         418,254        576,817          56,741     1,900,318
========================================================================================================================

Rate gap                                        (113,432)        (70,560)       277,572         208,032       301,612
Cumulative rate gap                             (113,432)       (183,992)        93,580         301,612
Cumulative rate gap as a percentage of
     total interest-earning assets                 (5.15)%         (8.36)%         4.25%         13.70%
========================================================================================================================

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

         As more fully described in "Notes to Consolidated Financial Statements," the Company restated its 1998 and 1997 consolidated financial statements.

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

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------




KPMG LLP







The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 21 to the consolidated financial statements, the Company has restated its 1998 and 1997 consolidated financial statements to account for its stock option plan as a variable plan under APB Opinion 25, "Accounting for Stock Issued to Employees".


/s/ KPMG LLP


Billings, Montana
January 29, 1999
  except for note 21
  which is as of
  January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

December 31,                                                                           1998                 1997
                                                                                    (Restated)           (Restated)
------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                  $        154,527              136,025
     Federal funds sold                                                                 31,930               58,675
     Interest-bearing deposits in banks                                                 17,562               34,447
     Investment securities:
         Available-for-sale                                                            379,393              188,650
         Held-to-maturity                                                              299,285              236,953
------------------------------------------------------------------------------------------------------------------------

     Total investment securities                                                       678,678              425,603
------------------------------------------------------------------------------------------------------------------------

     Loans                                                                           1,484,459            1,470,414
     Less allowance for loan losses                                                     28,803               28,180
------------------------------------------------------------------------------------------------------------------------

     Net loans                                                                       1,455,656            1,442,234
------------------------------------------------------------------------------------------------------------------------

     Premises and equipment, net                                                        63,382               61,274
     Accrued interest receivable                                                        22,433               22,046
     Goodwill and core deposit intangible, net of accumulated
         amortization of $10,950 in 1998 and $8,486 in 1997                             29,337               31,801
     Other real estate owned, net                                                        1,113                1,362
     Deferred tax asset                                                                  6,657                6,635
     Other assets                                                                       18,719               15,331
------------------------------------------------------------------------------------------------------------------------

     Total assets                                                             $      2,479,994            2,235,433
========================================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
         Noninterest bearing                                                  $        390,998              372,056
         Interest bearing                                                            1,650,934            1,432,950
------------------------------------------------------------------------------------------------------------------------

     Total deposits                                                                  2,041,932            1,805,006
------------------------------------------------------------------------------------------------------------------------

     Federal funds purchased                                                             1,675                4,025
     Securities sold under repurchase agreements                                       173,593              176,350
     Accrued interest payable                                                           13,364               11,306
     Accounts payable and accrued expenses                                              13,039               10,558
     Other borrowed funds                                                                9,828               11,591
     Long-term debt                                                                     24,288               31,526
------------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               2,277,719            2,050,362
------------------------------------------------------------------------------------------------------------------------

     Mandatorily redeemable preferred securities of subsidiary trust                    40,000               40,000

     Stockholders' equity:
         Common stock without par value; authorized 20,000,000 shares;
              issued and outstanding 7,988,573 shares and 8,030,799 shares
              as of December 31, 1998 and 1997, respectively                            10,468               11,860
         Retained earnings                                                             149,639              132,311
         Accumulated other comprehensive income                                          2,168                  900
------------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                        162,275              145,071
------------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                               $      2,479,994            2,235,433
========================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


Year Ended December 31,                                                    1998              1997             1996
                                                                        (Restated)        (Restated)
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                    $     143,236            140,083           99,882
     Interest and dividends on investment securities:
         Taxable                                                          29,616             21,958           15,343
         Exempt from Federal taxes                                         2,108              1,109              982
     Interest on deposits with banks                                         997                448              376
     Interest on Federal funds sold                                        3,457              2,210            1,342
------------------------------------------------------------------------------------------------------------------------

              Total interest income                                      179,414            165,808          117,925
------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                 68,248             58,129           42,122
     Interest on Federal funds purchased                                      66              1,499            1,043
     Interest on securities sold under repurchase agreements               7,023              6,474            4,508
     Interest on other borrowed funds                                        461                873              318
     Interest on long-term debt                                            2,327              5,165            2,028
     Interest on mandatorily redeemable preferred securities
         of subsidiary trust                                               3,527                523               -
------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                      81,652             72,663           50,019
------------------------------------------------------------------------------------------------------------------------
              Net interest income                                         97,762             93,145           67,906
Provision for loan losses                                                  4,170              4,240            3,844
------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses         93,592             88,905           64,062

Non-interest income:
     Income from fiduciary activities                                      4,347              4,083            3,161
     Service charges on deposit accounts                                  10,379              9,855            7,752
     Data processing                                                       8,081              7,380            7,324
     Other service charges, commissions, and fees                          4,623              3,787            2,857
     Investment securities gains (losses), net                               282                 89               18
     Other real estate income, net                                            89                465              214
     Other income                                                          1,683              1,652            2,815
------------------------------------------------------------------------------------------------------------------------

              Total other operating income                                29,484             27,311           24,141
------------------------------------------------------------------------------------------------------------------------

Non-interest expenses:
     Salaries and wages                                                   32,716             29,448           21,789
     Employee benefits                                                    11,264              9,690            5,742
     Occupancy, net                                                        6,418              6,077            4,505
     Furniture and equipment                                               8,524              7,721            6,249
     FDIC insurance                                                          215                206                5
     Goodwill and core deposit amortization expense                        2,464              2,585            1,019
     Other expenses                                                       21,496             20,497           14,300
------------------------------------------------------------------------------------------------------------------------
              Total other operating expenses                              83,097             76,224           53,609
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                39,979             39,992           34,594

Income tax expense                                                        15,100             15,103           13,351
------------------------------------------------------------------------------------------------------------------------

              Net income                                           $      24,879             24,889           21,243
========================================================================================================================

Net income applicable to common stockholders                       $      24,879             23,435           20,818
========================================================================================================================

Basic earnings per common share                                    $        3.10               2.95            2.65
Diluted earnings per common share                                           3.08               2.93            2.64
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


                                                                                            Accumulated other      Total
                                                        Preferred     Common      Retained    comprehensive    stockholders'
                                                          stock        stock      earnings       income           equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                             $    -        6,692       102,281             393         109,366

Comprehensive income:
     Net income                                               -            -        21,243               -          21,243
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment       -            -             -             114             114
                                                                                                               -----------
              Total comprehensive income                                                                            21,357

Preferred stock issuance:
     20,000 shares issued                                20,000            -             -               -          20,000

Preferred stock issuance costs                                -            -          (458)              -            (458)

Common stock transactions:
     65,808 shares retired                                    -       (1,229)            -               -          (1,229)
     187,840 shares issued                                    -        3,478             -               -           3,478

Cash dividends declared:
     Common ($0.78 per share)                                 -            -         (6,028)             -          (6,028)
     Preferred (8.53%)                                        -            -           (425)             -            (425)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                             20,000        8,941       116,613             507         146,061

Comprehensive income:
     Net income                                               -            -        24,889               -          24,889
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment       -            -             -             393             393
                                                                                                               -----------
              Total comprehensive income                                                                            25,282

Preferred stock retirement:
     20,000 shares retired                              (20,000)           -             -               -         (20,000)

Common stock transactions:
     53,965 shares retired                                    -        (1,189)           -               -          (1,189)
     171,692 shares issued                                    -         4,108            -               -           4,108

Cash dividends declared:
     Common ($0.98 per share)                                 -             -       (7,737)              -          (7,737)
     Preferred (8.53%)                                        -             -       (1,454)              -          (1,454)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997, restated                        -        11,860      132,311             900         145,071

Comprehensive income:
     Net income                                               -             -       24,879               -          24,879
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment       -             -            -           1,268           1,268
                                                                                                               -----------
              Total comprehensive income                                                                            26,147

Common stock transactions:
     112,274 shares retired                                   -        (3,739)           -               -          (3,739)
     70,048 shares issued                                     -         2,347            -               -           2,347

Cash dividends declared:
     Common ($0.94 per share)                                 -             -       (7,551)              -          (7,551)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998, restated                   $    -        10,468      149,639           2,168         162,275
==========================================================================================================================

(Continued on next page)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (CONCLUDED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)



Year Ended December 31,                                                            1998         1997        1996
---------------------------------------------------------------------------------------------------------------------

Disclosure of reclassification amount:
     Unrealized and realized holding gains arising during the period, net of income tax of $921, $286 and $80 in 1998, 1997 and
         1996, respectively                                                    $   1,440          447           125
     Less reclassification adjustment for gains included in net income, net of income tax of $110, $35 and $7 in 1998, 1997 and 1996,
         respectively                                                               (172)         (54)          (11)
-------------------------------------------------------------------------------------------------------------------

Net unrealized gain on available-for-sale investment securities                $   1,268          393           114
===================================================================================================================


See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in thousands)


Year Ended December 31,                                                                      1998         1997          1996
                                                                                          (Restated)   (Restated)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                          $   24,879       24,889        21,243
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provisions for loan and other real estate losses                                     4,215        4,236         3,823
         Depreciation and amortization                                                        9,270        8,549         5,584
         Net premium amortization (discount accretion) on investment securities                 286       (1,049)          591
         Net gain on sale of investments                                                       (282)         (89)          (18)
         Gain on sale of other real estate owned                                               (248)        (595)         (335)
         Loss (gain) on sale of premises and equipment                                          346           (9)           (2)
         Provision for deferred income taxes                                                   (796)      (1,972)         (528)
         Increase in accrued interest receivable                                               (387)      (2,473)         (507)
         Decrease (increase) in other assets                                                 (3,362)       5,504        (1,697)
         Increase in accrued interest payable                                                 2,058        2,402         1,685
         Increase (decrease) in accounts payable and accrued expenses                         2,550        5,014        (1,291)
------------------------------------------------------------------------------------------------------------------------------

              Net cash provided by operating activities                                      38,529       44,407        28,548
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities:
         Held-to-maturity                                                                  (163,430)    (412,855)     (200,361)
         Available-for-sale                                                                (388,698)    (133,043)      (63,477)
     Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                                   101,048      456,069       150,313
         Available-for-sale                                                                 166,326       38,401        62,460
     Proceeds from sales of available-for-sale investment securities                         33,718       31,208         5,523
     Extensions of credit to customers, net of repayments                                   (21,947)    (101,673)      (98,142)
     Recoveries on loans charged-off                                                          3,080        3,094         1,987
     Proceeds from sale of other real estate owned                                            1,727        2,130         1,121
     Proceeds from sale of premises                                                           2,219            -             -
     Acquisitions of subsidiaries, net                                                            -       (1,726)       24,840
     Capital distribution from (contribution to)  joint ventures                                321         (275)          150
     Capital expenditures, net                                                              (11,787)      (8,880)       (6,324)
------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                        (277,423)    (127,550)     (121,910)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                               236,926      125,582        56,674
     Net increase (decrease) in federal funds purchased and repurchase agreements            (5,107)      37,788       (15,938)
     Repayments of other borrowed funds, net                                                 (1,763)      (1,480)         (871)
     Borrowings of long-term debt                                                             2,371        5,750        66,939
     Repayment of long-term debt                                                             (9,609)     (38,891)      (22,410)
     Proceeds of issuance of mandatorily redeemable preferred securities of subsidiary trust      -       40,000             -
     Debt issuance costs                                                                        (40)      (2,323)            -
     Proceeds from issuance of common stock                                                   2,278        3,792         3,478
     Proceeds from issuance of preferred stock, net of issuance costs                             -            -        19,542
     Payments to retire common stock                                                         (3,739)      (1,189)       (1,229)
     Payments to retire preferred stock                                                           -      (20,000)            -
     Dividends paid on common stock                                                          (7,551)      (7,737)       (6,028)
     Dividends paid on preferred stock                                                            -       (1,454)         (425)
------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                     213,766      139,838        99,732
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        (25,128)      56,695         6,370

Cash and cash equivalents at beginning of year                                              229,147      172,452       166,082
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                 $  204,019      229,147       172,452
==============================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                              $   79,594       70,484        48,334
     Cash paid during the year for taxes                                                     16,865       17,830        12,805
==============================================================================================================================


Noncash Investing and Financing Activities - The Company transferred loans of $1,275, $1,347 and $668 to other real estate owned in 1998, 1997 and 1996, respectively. In conjunction with the exercise of stock options, the Company transferred $51 and $46 in 1998 and 1997, respectively, from accrued liabilities to common stock.

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

       STOCK-BASED COMPENSATION. The Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award. Intrinsic value is the excess of the appraised value of the underlying stock over the amount an employee must pay to acquire the stock.

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

       The Company's actual capital amounts and ratios and selected regulatory thresholds as of December 31, 1998 and 1997 are presented in the following table:

                                                                       Adequately                    Well
                                                Actual                 Capitalized                Capitalized
                                        ----------------------    ----------------------     ---------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
------------------------------------------------------------------------------------------------------------------

       As of December 31, 1998:
           Total risk-based capital:
                Consolidated          $   212,492       12.2%    $   139,118      8.0%     $  173,898        10.0%
                FIB Montana               136,558       12.1          90,665      8.0         113,331        10.0
                FIB Wyoming                70,046       11.7          47,762      8.0          59,702        10.0

           Tier 1 risk-based capital:
                Consolidated              170,590        9.8          69,559      4.0         104,339         6.0
                FIB Montana               122,316       10.8          45,333      4.0          67,999         6.0
                FIB Wyoming                62,492       10.5          23,881      4.0          35,821         6.0

           Leverage capital ratio:
                Consolidated              170,590        7.1          96,842      4.0         121,053         5.0
                FIB Montana               122,316        7.8          62,956      4.0          78,695         5.0
                FIB Wyoming                62,492        7.4          33,599      4.0          41,999         5.0
-----------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


                                                                        Adequately                   Well
                                                Actual                  Capitalized               Capitalized
                                        ----------------------    ----------------------     ---------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
       -----------------------------------------------------------------------------------------------------------

       As of December 31, 1997:
           Total risk-based capital:
                Consolidated          $   192,251       12.2%    $   126,570      8.0%     $  158,213        10.0%
                FIB Montana               131,374       12.4          84,603      8.0         105,754        10.0
                FIB Wyoming                64,231       12.4          41,421      8.0          51,777        10.0

           Tier 1 risk-based capital:
                Consolidated              152,371        9.6          63,285      4.0          94,928         6.0
                FIB Montana               118,113       11.2          42,302      4.0          63,452         6.0
                FIB Wyoming                57,696       11.1          20,711      4.0          31,066         6.0

           Leverage capital ratio:
                Consolidated              152,371        6.9          88,228      4.0         110,286         5.0
                FIB Montana               118,113        8.1          58,423      4.0          73,028         5.0
                FIB Wyoming                57,696        7.8          29,565      4.0          36,956         5.0
       ==========================================================================================================

(3)    INVESTMENT SECURITIES

       The amortized cost and approximate market values of investment securities are summarized as follows:



       Available-for-Sale                                                    Gross          Gross       Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1998                                    cost             gains         losses          value
       ------------------------------------------------------------------------------------------------------------

       U.S. Treasury securities                         $   48,623         1,937               -           50,560
       Obligations of U.S. Government agencies             141,505         1,376            (252)         142,629
       States, county and municipal securities               6,638           291               -            6,929
       Corporate securities                                  4,326            44               -            4,370
       Other mortgage-backed securities                    163,966           557            (611)         163,912
       Other securities                                     10,819           174               -           10,993
       ----------------------------------------------------------------------------------------------------------

                Total                                   $  375,877         4,379            (863)         379,393
       ==========================================================================================================



       Held-to-Maturity                                                      Gross          Gross       Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1998                                    cost             gains         losses          value
       ------------------------------------------------------------------------------------------------------------

       U.S. Treasury securities                         $  113,282         2,569               -          115,851
       Obligations of U.S. Government agencies              14,937            62               -           14,999
       States, county and municipal securities              61,485         1,070             (87)          62,468
       Corporate securities                                 60,303           319            (125)          60,497
       Other mortgage-backed securities                     49,278            14            (384)          48,908
       ----------------------------------------------------------------------------------------------------------
                Total                                   $  299,285         4,034            (596)         302,723
       ==========================================================================================================

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


       Available-for-Sale                                                    Gross          Gross       Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1997                                    cost             gains         losses          value
       -------------------------------------------------------------------------------------------------------------

       U.S. Treasury securities                         $   63,869           594              -            64,463
       Obligations of U.S. Government agencies              56,304            76             (59)          56,321
       States, county and municipal securities               7,479           315              -             7,794
       Corporate securities                                  4,331             5              -             4,336
       Other mortgage-backed securities                     46,057           321             (37)          46,341
       Other securities                                      9,136           259              -             9,395
       ----------------------------------------------------------------------------------------------------------

                Total                                   $  187,176         1,570             (96)         188,650
       ==========================================================================================================



       Held-to-Maturity                                                      Gross          Gross       Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1997                                    cost             gains         losses          value
       -------------------------------------------------------------------------------------------------------------

       U.S. Treasury securities                         $  181,428         1,019            (128)         182,319
       Obligations of U.S. Government agencies              27,892           117             (34)          27,975
       States, county and municipal securities              17,645           174              (2)          17,817
       Corporate securities                                  6,260            -               (6)           6,254
       Other mortgage-backed securities                      3,728            29              -             3,757
       ----------------------------------------------------------------------------------------------------------
                Total                                   $  236,953         1,339            (170)         238,122
       ==========================================================================================================

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



       December 31,1998                                        Available-for-Sale                Held-to-Maturity
       ----------------------------------------------------------------------------------------------------------------
                                                            Amortized       Estimated        Amortized      Estimated
                                                              cost        market value         cost       market value
       ----------------------------------------------------------------------------------------------------------------

       Within one year                                     $   44,406          44,404         98,896           98,928
       After one but within five years                        217,507         220,894        128,964          131,618
       After five years but within ten years                   57,026          56,999         36,698           37,285
       After ten years                                         46,119          46,103         34,727           34,892
       --------------------------------------------------------------------------------------------------------------

           Total                                              365,058         368,400        299,285          302,723
       --------------------------------------------------------------------------------------------------------------

       Other                                                   10,819          10,993              -                -
       --------------------------------------------------------------------------------------------------------------

           Total                                           $  375,877         379,393        299,285          302,723
       ==============================================================================================================

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

(4)    LOANS

       Major categories and balances of loans included in the loan portfolios are as follows:


       December 31,                                                                   1998                 1997
       -----------------------------------------------------------------------------------------------------------

       Real estate (1)                                                          $     681,670             683,212
       Consumer  (2)                                                                  379,197             412,231
       Commercial                                                                     311,040             261,513
       Agricultural                                                                   106,707             107,649
       Other loans, including overdrafts                                                5,845               5,809
       ----------------------------------------------------------------------------------------------------------

       Total loans                                                              $   1,484,459           1,470,414
       ==========================================================================================================


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

(5)    ALLOWANCE FOR LOAN LOSSES

       A summary of changes in the allowance for loan losses follows:


       Year ending December 31,                                      1998               1997                1996
       --------------------------------------------------------------------------------------------------------------

       Balance at beginning of year                               $  28,180              27,797              15,171
       Allowance of acquired banks                                       -                   -               10,553
       Provision charged to operating expense                         4,170               4,240               3,844
       Less loans charged-off                                        (6,627)             (6,951)             (3,758)
       Add back recoveries of loans previously charged-off            3,080               3,094               1,987
       ------------------------------------------------------------------------------------------------------------

       Balance at end of year                                     $  28,803              28,180              27,797
       ============================================================================================================


(6)    PREMISES AND EQUIPMENT

       Premises and equipment and related accumulated depreciation are as follows:


       December 31,                                                                   1998                 1997
       ------------------------------------------------------------------------------------------------------------

       Land                                                                         $   9,480               9,639
       Buildings and improvements                                                      56,484              56,443
       Furniture and equipment                                                         25,181              24,253
      -----------------------------------------------------------------------------------------------------------
                                                                                       91,145              90,335
       Less accumulated depreciation                                                   27,763              29,061
       ----------------------------------------------------------------------------------------------------------

       Premises and equipment, net                                                  $  63,382              61,274
       ==========================================================================================================


       The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(7)    OTHER REAL ESTATE OWNED

       Other real estate owned (OREO) consists of the following:

       December 31,                                                                   1998                 1997
       ----------------------------------------------------------------------------------------------------------

       OREO                                                                       $   1,590                1,824
       Less allowance for OREO losses                                                   477                  462
       ---------------------------------------------------------------------------------------------------------

                                                                                  $   1,113                1,362
       =========================================================================================================

       A summary of changes in the allowance for OREO losses follows:



       Year ending December 31,                                       1998                1997             1996
       ----------------------------------------------------------------------------------------------------------

       Balance at beginning of year                                $   462                  511              554
       Provision (reversal) during the year                             45                   (4)             (21)
       Property writedowns                                             (30)                 (45)             (16)
       Losses on sales                                                   -                    -               (6)
       ---------------------------------------------------------------------------------------------------------
       Balance at end of year                                      $   477                  462              511
       =========================================================================================================


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

(9)    DEPOSITS

       Deposits are summarized as follows:



       December 31,                                                                   1998                 1997
       ------------------------------------------------------------------------------------------------------------

       Noninterest bearing demand                                                 $   390,998             372,056

       Interest bearing:
           Demand                                                                     354,986             314,185
           Savings                                                                    504,582             431,446
           Time, $100 and over                                                        220,109             163,643
           Time, other                                                                571,257             523,676
       ----------------------------------------------------------------------------------------------------------

           Total interest bearing                                                   1,650,934           1,432,950
       ----------------------------------------------------------------------------------------------------------

                                                                                  $ 2,041,932           1,805,006
       ==========================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)




       Maturities of time deposits at December 31, 1998 are as follows:


                                                                          Time, $100
                                                                           and Over                Total Time
       --------------------------------------------------------------------------------------------------------
       1999                                                               $ 176,073                  563,492
       2000                                                                  27,671                  138,620
       2001                                                                  12,365                   60,416
       2002                                                                   1,106                   13,898
       2003                                                                   2,894                   14,500
       Thereafter                                                                 -                      440
       -----------------------------------------------------------------------------------------------------

                                                                          $ 220,109                  791,366
       =====================================================================================================

       Interest expense on time deposits of $100 or more was $11,466, $7,778 and $5,514 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10)   INCOME TAXES

       Income tax expense (benefit) consists of the following:



       Year ended December 31,                                       1998               1997                1996
       -----------------------------------------------------------------------------------------------------------
       Current:
           Federal                                                $ 13,698              15,039             12,004
           State                                                     2,198               2,036              1,875
       ----------------------------------------------------------------------------------------------------------

                                                                    15,896              17,075             13,879
       ----------------------------------------------------------------------------------------------------------

       Deferred:
           Federal                                                    (705)             (1,693)              (492)
           State                                                       (91)               (279)               (36)
       ----------------------------------------------------------------------------------------------------------

                                                                      (796)             (1,972)              (528)
       ----------------------------------------------------------------------------------------------------------

                                                                  $ 15,100              15,103             13,351
       ==========================================================================================================




       Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1998, 1997 and 1996 to income before income taxes as a result of the following:



       Year ended December 31,                                       1998               1997                1996
       ------------------------------------------------------------------------------------------------------------

       Tax expense at the statutory tax rate                     $  13,993              13,997             12,108
       Increase (decrease) in tax resulting from:
           Tax-exempt income                                          (881)               (520)              (472)
           State income tax, net of Federal income tax benefit       1,370               1,142              1,190
           Amortization of nondeductible Goodwill                      312                 311                318
           Other, net                                                  306                 173                207
       ----------------------------------------------------------------------------------------------------------

                                                                 $  15,100              15,103             13,351
       ==========================================================================================================

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




       The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:


       December 31,                                                                   1998                 1997
       ----------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Loans, principally due to allowance for loan losses                   $    9,666                9,296
           Other real estate owned, principally due to differences in bases              44                  283
           Employee benefits                                                          2,859                2,063
           Other                                                                        530                  275
       ---------------------------------------------------------------------------------------------------------

                    Deferred tax assets                                              13,099               11,917
       =========================================================================================================

       Deferred tax liabilities:
           Fixed assets, principally differences in bases and depreciation           (1,269)                (928)
           Investment in joint venture partnership, principally due to
                differences in depreciation of partnership assets                      (899)              (1,025)
           Prepaid amounts                                                             (278)                (273)
           Investment securities, principally differences in bases                     (810)                (550)
           Investment securities, unrealized gains                                   (1,348)                (574)
           Goodwill                                                                  (1,716)              (1,896)
           Other                                                                       (122)                 (36)
       ---------------------------------------------------------------------------------------------------------

                    Deferred tax liabilities                                         (6,442)              (5,282)
       ---------------------------------------------------------------------------------------------------------

                    Net deferred tax asset                                       $    6,657                6,635
       =========================================================================================================


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

       The Company had current income taxes receivable of $1,235 and $266 at December 31, 1998 and 1997, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

(11)   LONG-TERM DEBT AND OTHER BORROWED FUNDS

       A summary of long-term debt follows:

       December 31,                                                                   1998                 1997
       -----------------------------------------------------------------------------------------------------------
       Parent Company:
           Revolving term loan due December 31, 2003 at variable
                interest rates                                                     $      -                6,700
           7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
                October 1, 2002 in the amount of $3,400 with final maturity
                on October 1, 2006                                                   20,000               20,000
           Various unsecured notes payable to former stockholders at various rates of 5.80% to 8.00% due in annual principal installments
                aggregating $347 in 1999 and $57 through January 2001                   461                  710

       Subsidiaries:
           Various notes payable to Federal Home Loan Bank of Seattle, interest due monthly at various rates and maturities (weighted
                average rate of 6.43% at December 31, 1998)                           3,827                4,116
       ---------------------------------------------------------------------------------------------------------

                                                                                   $ 24,288               31,526
       =========================================================================================================

       Maturities of long-term debt at December 31, 1998 follow:

                                    1999                                         $      505
                                    2000                                                192
                                    2001                                                107
                                    2002                                              3,451
                                    2003                                              3,733
                                    Thereafter                                       16,300
       ---------------------------------------------------------------------------------------------------------
                                                                                 $   24,288
       =========================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)




       The following is a summary of other borrowed funds, all of which mature within one year:



       December 31,                                                                   1998                1997
       ----------------------------------------------------------------------------------------------------------
       Interest bearing demand notes issued to the United States Treasury, secured by investment securities (4.12% and 5.16% weighted average
           rate at December 31, 1998 and 1997, respectively)                      $   9,828               11,591
       =========================================================================================================

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

       STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") for certain officers and directors of the Company. Stock option and stock appreciation rights ("SARs") awards are granted at the discretion of the Company's Board of Directors. Stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Stock Option Plan can be immediately exercised for periods of seven or ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company a right of first refusal to repurchase the stock. The Company accounts for the Stock Option Plan as a variable plan with compensation cost expensed each period from the date of grant to the measurement date at the end of the period based on the fair value of the Company's common stock at the end of the period. The recorded expense related to this plan was $2,529, $2,107 and $72 in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Company had recognized liabilities of $4,923 and $2,592, respectively, related to obligations under this plan (see note 21).

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)




       Information with respect to the Company's stock options and SARs are as follows:



                                                             1998                  1997                  1996
                                                    --------------------   -------------------   --------------------
       Year ended December 31,                         Options     SARs      Options    SARs      Options     SARs
       --------------------------------------------------------------------------------------------------------------

       Outstanding, beginning of year                 123,204     91,452    115,836     78,320    116,752     79,236
       Granted                                         51,700     26,700     19,600     19,600     16,600     16,600
       Exercised                                       (5,624)    (3,012)   (12,232)    (6,468)   (17,516)   (17,516)
       --------------------------------------------------------------------------------------------------------------

       Outstanding, end of year                       169,280    115,140    123,204     91,452    115,836     78,320
       --------------------------------------------------------------------------------------------------------------


       Information with respect to the weighted-average stock option exercise prices are as follows:



       Year ended December 31,                               1998                  1997                  1996
       -------------------------------------------------------------------------------------------------------

       Granted during year                                 $ 28.25               $ 20.05               $ 17.86
       Exercised during year                                  6.16                  5.83                  4.95
       Outstanding, end of year                              17.69                 12.73                  9.67
       -------------------------------------------------------------------------------------------------------


       Stratification and additional detail regarding the exercisable options outstanding at December 31, 1998 are as follows:


                       Exercise                   Number                Weighted-average          Weighted-average
                      price range               outstanding              remaining life            exercise price
       --------------------------------------------------------------------------------------------------------------
                  $ 5.24 - $ 7.61                 34,480                  1.94 years               $     6.71
                  $11.40 - $17.85                 63,900                  5.74 years                    14.40
                  $20.05 - $32.00                 70,900                  8.89 years                    26.00
       ==============================================================================================================


       As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for its stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123. The Company has administered the Stock Option Plan to historically allow an option holder to elect settlement in cash and therefore the accounting treatment under SFAS No. 123 is consistent with that required for variable awards under APB 25. Accordingly, the application of SFAS No. 123 to the Company's Stock Option Plan would not result in a difference to reported net income or earnings per share.

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

       The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:



                                                                     Third
                                                                    parties        Partnership            Total
       --------------------------------------------------------------------------------------------------------

       For the year ending December 31:
           1999                                                   $    789              988               1,777
           2000                                                        700              988               1,688
           2001                                                        667              988               1,655
           2002                                                        629              988               1,617
           2003                                                        604              980               1,584
           Thereafter                                                3,375            1,748               5,123
       --------------------------------------------------------------------------------------------------------

                                                                  $  6,764            6,680              13,444
       ========================================================================================================


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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



(17)   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

       Following is condensed financial information of First Interstate BancSystem, Inc.:



       December 31,                                                                    1998                1997
                                                                                    (Restated)          (Restated)
       ------------------------------------------------------------------------------------------------------------
       Condensed balance sheets:
           Cash and cash equivalents                                              $     6,618              3,208
           Investment in subsidiaries, at equity:
                FIB Montana                                                           139,875            136,349
                FIB Wyoming                                                            74,571             69,820
                Non-bank subsidiary - Commerce Financial, Inc.                            518                481
                Non-bank subsidiary - FIB Capital Trust                                 1,237              1,237
       ---------------------------------------------------------------------------------------------------------
                Total investment in subsidiaries                                      216,201            207,887

           Goodwill, net of accumulated amortization                                    2,047              2,339
           Other assets                                                                 8,604              7,147
       ---------------------------------------------------------------------------------------------------------

                                                                                  $   233,471            220,581
       =========================================================================================================

           Other liabilities                                                      $     9,498              6,863
           Subordinated debentures - FIB Capital Trust                                 41,237             41,237
           Long-term debt                                                              20,461             27,410
       ---------------------------------------------------------------------------------------------------------
                                                                                       71,196             75,510
           Stockholders' equity                                                       162,275            145,071
       ---------------------------------------------------------------------------------------------------------

                                                                                  $   233,471            220,581
       =========================================================================================================



       Year ended December 31,                                        1998              1997                1996
                                                                   (Restated)        (Restated)
       -----------------------------------------------------------------------------------------------------------
       Condensed statements of income:
           Dividends from subsidiary banks                        $  24,207             25,857             19,529
           Interest on note receivable from non-bank subsidiary           -                  5                 15
           Other interest income                                        140                 70                143
           Other income, primarily management fees
                from subsidiaries                                     2,528              2,340              1,788
       ----------------------------------------------------------------------------------------------------------

           Total income                                              26,875             28,272             21,475
       ----------------------------------------------------------------------------------------------------------

           Salaries and benefits                                      5,488              4,855              2,627
           Interest expense                                           5,709              4,861              1,919
           Other operating expenses, net                              3,869              3,406              2,612
       ----------------------------------------------------------------------------------------------------------

           Total expenses                                            15,066             13,122              7,158
       ----------------------------------------------------------------------------------------------------------

           Data Division income, net of operating expenses            2,905              2,411              1,990
       ----------------------------------------------------------------------------------------------------------

           Earnings before income tax benefits                       14,714             17,561             16,307
           Income tax benefit                                         3,119              3,028                979
       ----------------------------------------------------------------------------------------------------------

           Income before undistributed earnings of subsidiaries      17,833             20,589             17,286
       ----------------------------------------------------------------------------------------------------------

           Undistributed earnings of subsidiaries                     7,046              4,300              3,957
       ----------------------------------------------------------------------------------------------------------

           Net income                                             $  24,879             24,889             21,243
       ==========================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)



       Year ended December 31,                                        1998              1997                1996
       -------------------------------------------------------------------------------------------------------------
                                                                   (Restated)        (Restated)

       Condensed statements of cash flows:
           Cash flows from operating activities:
                Net income                                        $  24,879             24,889             21,243
                Adjustments to reconcile net income to cash
                    provided by operating activities:
                         Undistributed earnings of subsidiaries      (7,046)            (4,300)            (3,957)
                         Depreciation and amortization                  389                303                311
                         Provision for deferred income taxes           (425)            (1,198)                11
                         Other, net                                   1,531              2,697                802
       ----------------------------------------------------------------------------------------------------------

           Net cash provided by operating activities                 19,328             22,391             18,410
       ----------------------------------------------------------------------------------------------------------

           Cash flows from investing activities:
                Net decrease in advances to non-bank subsidiary         163                 96                133
                Purchase of investments                                 (79)              (293)                 -
                Decrease (increase) in premises and equipment             -                  6                 (2)
                Capitalization of subsidiary                              -             (1,237)            (2,000)
                Acquisitions of subsidiaries, net                         -                  -            (80,393)
       ----------------------------------------------------------------------------------------------------------

           Net cash provided by (used in) investing activities           84             (1,428)           (82,262)
       ----------------------------------------------------------------------------------------------------------

           Cash flows from financing activities:
                Borrowings of long-term debt                          2,371             46,987             66,939
                Repayments of long-term debt                         (9,321)           (38,736)           (17,410)
                Debt issuance costs, net                                (40)            (2,323)                 -
                Dividends paid on common stock                       (7,551)            (7,737)            (6,028)
                Payments to retire common stock                      (3,739)            (1,189)            (1,229)
                Payments to retire preferred stock                        -            (20,000)                 -
                Issuance of common stock                              2,278              3,792              3,478
                Proceeds from issuance of preferred stock,
                    net of issuance costs                                 -                  -             19,542
                Dividends paid on preferred stock                         -             (1,454)              (425)
       ----------------------------------------------------------------------------------------------------------

           Net cash provided by (used in) financing activities      (16,002)           (20,660)            64,867
       ----------------------------------------------------------------------------------------------------------

           Net increase in cash and cash equivalents                  3,410                303              1,015
           Cash and cash equivalents, beginning of year               3,208              2,905              1,890
       ----------------------------------------------------------------------------------------------------------

           Cash and cash equivalents, end of year               $     6,618              3,208              2,905
       ==========================================================================================================

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

           A summary of the estimated fair values of financial instruments follows:


                                                                              1998                               1997
       ----------------------------------------------------------------------------------------------------------------------------
                                                                    Carrying          Estimated        Carrying          Estimated
           As of December 31,                                        Amount          Fair Value         Amount          Fair Value
       ----------------------------------------------------------------------------------------------------------------------------
           Financial assets:
                Cash and short-term investments                   $   204,019           204,019           229,147          229,147
                Securities available-for-sale                         379,393           379,393           188,650          188,650
                Securities held-to-maturity                           299,285           302,723           236,953          238,122
                Net loans                                           1,455,656         1,462,336         1,442,234        1,431,068
       ---------------------------------------------------------------------------------------------------------------------------

           Total financial assets                                 $ 2,338,353         2,348,471         2,096,984        2,086,987
       ===========================================================================================================================

           Financial liabilities and trust preferred securities:
                Total deposits, excluding time deposits           $ 1,250,566         1,250,566         1,117,687        1,117,687
                Time deposits                                         791,366           793,461           687,319          696,004
                Federal funds purchased                                 1,675             1,675             4,025            4,025
                Securities sold under repurchase
                    agreements                                        173,593           173,593           176,350          176,350
                Other borrowed funds                                    9,828             9,828            11,591           11,591
                Long-term debt                                         24,288            25,973            31,526           31,526
                Trust Preferred Securities                             40,000            41,600            40,000           43,600
       ---------------------------------------------------------------------------------------------------------------------------

           Total financial liabilities and
                trust preferred securities                        $ 2,291,316         2,296,696         2,068,498        2,080,783
       ===========================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)




(19)   EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:



       For the year ended December 31,                                   1998             1997             1996
                                                                      (Restated)       (Restated)
       -------------------------------------------------------------------------------------------------------------

       Net income                                                  $    24,879            24,889            21,243
       Less preferred stock dividends                                        -            (1,454)             (425)
       -----------------------------------------------------------------------------------------------------------
       Net income applicable to common stockholders -
           basic and diluted                                       $    24,879            23,435            20,818
       ===========================================================================================================

       Average outstanding shares - basic                            8,020,221         7,946,092         7,847,668

       Add:dilutive stock options                                       67,588            41,829            33,356
       -----------------------------------------------------------------------------------------------------------

       Average outstanding shares - diluted                          8,087,809         7,987,921         7,881,024
       ===========================================================================================================

       Basic earnings per share                                    $      3.10              2.95              2.65
       ===========================================================================================================

       Diluted earnings per share                                  $      3.08              2.93              2.64
       ===========================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
-------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


 (21)  RESTATEMENT

       The Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan (Note 12) was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB 25, and related interpretations. Accordingly, the Company has restated the accompanying 1998 and 1997 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

       The following is a summary of the effect of such restatement on the Company's consolidated financial statements:


                                                                December 31, 1998              December 31, 1997
       --------------------------------------------------------------------------------------------------------------
                                                           Originally                     Originally
                                                            Reported        Restated       Reported       Restated
       --------------------------------------------------------------------------------------------------------------
       Consolidated Balance Sheets

       Deferred tax assets                                $     5,498          6,657          5,946           6,635
       Other assets                                            18,717         18,719         15,351          15,331
       Total assets                                         2,478,833      2,479,994      2,234,764       2,235,433
       Accounts payable and accrued expenses                   10,622         13,039          9,293          10,558
       Common stock                                            10,001         10,468         11,490          11,860
       Retained earnings                                      151,362        149,639        133,277         132,311
       ============================================================================================================


                                                                       For the year ended December 31,
                                                                     1998                           1997
       --------------------------------------------------------------------------------------------------------------
                                                           Originally                     Originally
                                                            Reported        Restated       Reported       Restated
       --------------------------------------------------------------------------------------------------------------
       Consolidated Statements of Income

       Employee benefits                                  $    10,015         11,264          8,097           9,690
       ============================================================================================================

       Net income before income taxes                     $    41,228         39,979         41,585          39,992
       Income tax expense                                      15,592         15,100         15,730          15,103
       ------------------------------------------------------------------------------------------------------------

       Net income                                         $    25,636         24,879         25,855          24,889
       ============================================================================================================

       Net income applicable to common stockholders       $    25,636         24,879         24,401          23,435
       ============================================================================================================

       Basic earnings per share                           $      3.20            3.10           3.07           2.95
       Diluted earnings per share                                3.17            3.08           3.05           2.93
       ============================================================================================================


       Included in the 1997 restated financial statement amounts are compensation expense of $1,000 and a reduction in tax expense of $394, related to periods prior to 1997. The impact on 1997 net income and earnings per share is a decrease to net income of $606 and a decrease of $0.08 to earnings per share.


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


                             First Interstate BancSystem, Inc.

                             By:    /s/ Lyle R. Knight                          April 23, 2001
                                    ----------------------------------------    -----------------
                                    Lyle R. Knight                                    Date
                                    President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:             /s/ Homer A. Scott, Jr.                                                      April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Homer A. Scott, Jr.                                                                         Date
       Chairman


By:                /s/ Dan S. Scott                                                          April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Dan S. Scott, Director                                                                      Date


By:               /s/ James R. Scott                                                         April 23, 2001
       -------------------------------------------------------------------------             -----------------
       James R. Scott, Vice Chairman of the Board                                                  Date


By:            /s/ Sandra A. Scott Suzor                                                     April 24, 2001
       -------------------------------------------------------------------------             -----------------
       Sandra A. Scott Suzor, Director                                                             Date


By:              /s/ John M. Heyneman                                                        April 23, 2001
       -------------------------------------------------------------------------             -----------------
       John M. Heyneman, Director                                                                  Date


By:                /s/ Joel T. Long                                                          April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Joel T. Long, Director                                                                      Date


By:               /s/ James W. Haugh                                                         April 11, 2001
       -------------------------------------------------------------------------             -----------------
       James W. Haugh, Director                                                                    Date


By:                /s/ David H. Crum                                                         April 23, 2001
       -------------------------------------------------------------------------             -----------------
       David H. Crum, Director                                                                     Date


By:               /s/ Terry W. Payne                                                         April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Terry W. Payne, Director                                                                    Date


By:               /s/ Thomas W. Scott                                                        April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Thomas W. Scott                                                                             Date
       Chief Executive Officer and Director (Principal executive officer)


By:               /s/ Lyle R. Knight                                                         April 23, 2001
       -------------------------------------------------------------------------             -----------------
       Lyle R. Knight                                                                              Date
       President, Chief Operating Officer and Director


By:              /s/ Terrill R. Moore                                                        April 23, 2001
       -------------------------------------------------------------------------             -----------------
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