Form 10-K405/A
period 1999-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-09
CIK 860413

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

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 7,960,392.

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

         This amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see "Note to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

                                ITEM 1. BUSINESS

THE COMPANY

         First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company") is a bank holding company. FIBS was incorporated in 1971 and is headquartered in Billings, Montana.

         FIBS operates two wholly-owned bank subsidiaries (collectively, the "Banks" and individually a "Bank") with 42 banking offices in 27 Montana and Wyoming communities. FIB Capital Trust ("FIB Capital") and Commerce Financial, Inc. ("CFI") are wholly-owned non-bank subsidiaries of FIBS. At December 31, 1999, the Company had assets of $2.6 billion, deposits of $2.1 billion and total stockholders' equity of $174 million, making it the largest independent banking organization headquartered in Montana or Wyoming.

         The Company, through the Banks, delivers a comprehensive range of consumer and commercial banking services to individual and business customers. These services primarily include acceptance of checking, savings and time deposits; cash management; fee-based trust and brokerage services; extensions of commercial, consumer, real estate and agricultural credit; safe deposit box rental; night depository services and wire transfers. Trust services offered to individuals, non-profit organizations and corporate clients include corporate pension plans, individual retirement plans, 401(k) plans and cash management. Brokerage services are provided through third party broker-dealers. There are currently nine registered brokerage representatives serving 21 communities within the Company's market areas.

         Additionally, the Company performs data processing services for the Banks and 39 non-affiliated financial institutions in Montana, Wyoming, Idaho, Washington, Oregon and Colorado. The Company also provides processing support for over 1,270 ATM locations in 27 states.

ACQUISITIONS

         A majority of the Company's growth in recent years has resulted from acquisitions of other banks. In October 1996, the Company acquired First Interstate Bank of Montana, N.A. and First Interstate Bank of Wyoming, N.A., which collectively included six banking offices (the "FIBNA Banks"). In December 1996, the Company acquired Mountain Bank of Whitefish ("FIB Whitefish"), which included two banking offices. Immediately prior to the acquisitions, the FIBNA Banks had assets of $553 million and deposits of $424 million, and FIB Whitefish had assets of $67 million and deposits of $54 million. Prior to the acquisition, the FIBNA Banks were operated as branch locations without independent administrative support, data processing and other required services. In connection with the acquisition, the Company increased its staffing at both the holding company and banking office levels to provide the administrative, data processing and other operational support to facilitate integration and operation of such banking offices.

         In May 1999, the Company acquired two banking offices of First National Bank of Montana (collectively "FNM Banks") and in July 1999, the Company acquired Security State Bank Shares ("SSBS"), which included three banking offices. Immediately prior to the acquisitions, the FNM Banks had loans of $1 million and deposits of $4 million, and SSBS had loans of $35 million and deposits of $56 million.

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

THE BANKS

         First Interstate Bank in Montana ("FIB Montana"), a Montana chartered bank organized in 1916, has 29 banking offices in 19 Montana communities. As of December 31, 1999, FIB Montana held assets and deposits totaling $1.7 billion and $1.3 billion, respectively. FIB Montana is the largest independent bank headquartered in Montana. FIB Montana's main office is located in Billings, Montana. First Interstate Bank in Wyoming ("FIB Wyoming"), a Wyoming chartered bank organized in 1893, has 13 banking offices in eight Wyoming communities. As of December 31, 1999, FIB Wyoming held assets and deposits totaling $904 million and $785 million, respectively. FIB Wyoming's main office is located in Sheridan, Wyoming.

         The Company's banking offices are located in communities of approximately 5,000 to 70,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

         The Company's banking offices operate with significant flexibility and are responsible for day-to-day operations, the pricing of loans and deposits, lending decisions and community relations. FIBS also emphasizes accountability, however, by establishing performance and incentive standards for the Banks which are tied to net income at the individual branch and market level. FIBS provides general oversight and centralized services for the Banks to enable them to serve their markets more effectively. These services include data services, credit administration, finance and accounting, human asset management and other support services.

         Data Services. FIBS provides data services to the Banks including general ledger maintenance, investment securities management, loan and deposit processing, wide-area network management and e-mail services. These services are performed through the use of computer hardware which the Company owns and maintains and software which it licenses. The Banks' customers also benefit from the ATM network serviced by the Company.

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

         Consumer Loans. The Banks' consumer loans include personal loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Equity lines of credit are generally floating rate, reviewed annually and secured by personal property. Over two-thirds of the Company's consumer loans are indirect dealer paper which is created when the Company advances money to dealers of consumer products who in turn lend money to consumers purchasing automobiles, boats and other consumer goods.

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

FUNDING SOURCES

         The Banks offer traditional depository products including checking, savings and time deposits. Additional funding sources include federal funds purchased for one day periods, repurchase agreements with primarily commercial depositors and short-term borrowings from the Federal Home Loan Bank of Seattle. Deposits at the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. As of December 31, 1999, approximately 36.2%, 26.1% and 37.7% of the Company's deposits consisted of demand, savings and time deposits, respectively.

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

COMPETITION

         The banking and financial services business in both Montana and Wyoming is highly competitive. The Banks compete for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. The Company competes in its markets on the basis of its Strategic Vision philosophy, timely and responsive customer service and general market presence. Several of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. Moreover, the Riegal-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Banking and Branching Act") creates the potential for increased competition in the Banks' markets, particularly from larger, multi-state banks. See "Regulation and Supervision." The Company competes with several large, multi-state banks as well as numerous smaller community banks. Principal competitors include Wells Fargo & Company, U.S. Bancorp and Community First Bankshares, Inc. With respect to total deposits, the Company believes it ranks first in market share to all other competitors in Montana and second in Wyoming. See "Risk Factors - Competition."

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

         FIBS is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of 5% or more of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. Further, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm Act"), FIBS may engage in additional business activities previously not allowed to bank holding companies, including certain securities and insurance activities. Prior to engaging in such activities FIBS must, among other things, register with the Federal Reserve as a financial holding company under the Gramm Act. FIBS's ability to register as a financial holding company is subject to certain requirements, including the financial and other condition of the Banks and FIBS. At December 31, 1999, FIBS met each requirement to register as a financial holding company. FIBS is not required to register as a financial holding company in order to continue to conduct its business as currently conducted.

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

Capital Standards

         The Federal Reserve and the FDIC have adopted risk-based minimum capital ratio guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations. Risk-based capital ratios are obtained by dividing qualifying capital by total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both Tier 1 capital and total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital). The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. At December 31, 1999, FIBS and the Banks exceed all applicable minimum capital ratios.

         In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the "leverage ratio." For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be at least 5%. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. At December 31, 1999, FIBS and the Banks are rated "well capitalized" under applicable regulatory definitions.

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

Safety and Soundness Standards

         The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

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

         The federal banking agencies have issued an interagency policy statement on the allowance for loan losses ("ALL") which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALL.

Premiums for Deposit Insurance

         Deposits in the Banks are insured by the FDIC in accordance with the Federal Deposit Insurance Act (the "FDIA"). Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The FDIC's insurance premium rate for the first semiannual assessment in 2000 ranges between zero and 27 cents per $100 of deposits.

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

Dependence on Key Personnel

         The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Homer A. Scott, Jr., Chairman of the Board, Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, or Terrill R. Moore, Senior Vice President, Chief Financial Officer and Secretary, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part III, Item 10, "Directors and Executive Officers of Registrant."

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

         FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1997-1999), FIBS has repurchased a total of 253,440 shares of common stock, 217,722 of which were restricted by the shareholder agreements. FIBS repurchased the stock at the price determined in accordance with the shareholder agreements. FIBS has no present intention to change its historical practice for stock repurchases, but no assurances can be provided that FIBS will not change or end its practice of repurchasing stock. Furthermore, FIBS repurchases of stock are subject to corporate law and regulatory restrictions which could prevent stock repurchases. See also Part II,
Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

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

         The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.95% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.05% held by 16 shareholders without such restrictions, including the Company's 401(k) plan which holds 76.3% of the unrestricted shares. See also Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

         Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:


                                                      Appraised
                Valuation As Of                      Minority Value
                ---------------                      --------------

            December 31, 1997                       $   29.00
            March 31, 1998                              32.00
            June 30, 1998                               35.00
            September 30, 1998                          33.00
            December 31, 1998                           37.00
            March 31, 1999                              39.00
            June 30, 1999                               40.00
            September 30, 1999                          40.00
            December 31, 1999                           40.00


         As of December 31, 1999, options for 322,300 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $6.02 to $40.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 1999 would be $7.3 million, or a weighted average exercise price of $22.64 per share.

         The book value per share of FIBS common stock as of December 31, 1999 was $21.72. The appraised minority value as of December 31, 1999 was $40.00. See also Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

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

              - Shareholders of the Company who are not Scott family members or charities, with the exception of 16 shareholders who own an aggregate of 643,779 shares of unrestricted stock, are subject to a shareholder's agreement ("Shareholder's Agreement"). The Shareholder's Agreement grants FIBS the option to purchase the stock in any of the following events: 1) the shareholder's intention to sell the stock, 2) the shareholder's death, 3) transfer of the stock by operation of law, 4) termination of the shareholder's status as a director, officer or employee of the Company, and 5) total disability of the shareholder. Stock subject to the Shareholder's Agreement may not be sold or transferred by the shareholder without triggering FIBS's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement allows FIBS to repurchase any of the FIBS stock acquired by the shareholder after January 1, 1994 if FIBS determines that the number of shares owned by the shareholder is excessive in view of a number of factors including but not limited to (a) the relative contribution of the shareholder to the economic performance of the Company, (b) the effort being put forth by the shareholder and (c) the level of responsibility of the shareholder.

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

         There are 486 record shareholders of FIBS as of December 31, 1999, including the Company's Savings Plan as trustee for 491,387 shares held on behalf of 778 individual participants in the plan. 236 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

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

         Historical quarterly dividends for 1998 and 1999 are as follows:



                                             Month
                                           Declared               Amount                 Total Cash
                 Quarter                   and Paid              Per Share                Dividend
                 -------                   --------              ---------                --------

              1st quarter 1998          April 1998              $    .23             $    1,843,844
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

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1999 and 1998 and its results of operations for the fiscal years ended December 31, 1999, 1998 and 1997, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such consolidated financial statements, including the notes thereto.

FIVE YEAR SUMMARY
(Dollars in thousands except share and per share data)


     Years ended December 31,                          1999(7)      1998(7)      1997(7)      1996(6)       1995
                                                     (Restated)   (Restated)   (Restated)
-------------------------------------------------------------------------------------------------------------------
Operating Data:
     Interest income                              $    188,081      179,414      165,808      117,925        98,970
     Interest expense                                   83,178       81,652       72,663       50,019        41,946
-------------------------------------------------------------------------------------------------------------------

     Net interest income                               104,903       97,762       93,145       67,906        57,024
     Provision for loan losses                           3,563        4,170        4,240        3,844         1,629
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
         loan losses                                   101,340       93,592       88,905       64,062        55,395
     Noninterest income                                 32,957       29,919       27,570       24,141        19,350
     Noninterest expense                                91,340       83,577       76,483       53,609        46,564
-------------------------------------------------------------------------------------------------------------------

     Income before income taxes                         42,957       39,979       39,992       34,594        28,181
     Income tax expense                                 15,229       15,100       15,103       13,351        10,844
-------------------------------------------------------------------------------------------------------------------

     Net income                                   $     27,728       24,879       24,889       21,243        17,337
===================================================================================================================

     Net income applicable to common stock        $     27,728       24,879       23,435       20,818        17,337
     Basic earnings per common share                      3.48         3.10         2.95         2.65          2.22
     Diluted earnings per common share(1)                 3.42         3.08         2.93         2.64          2.21
     Dividends per common share                           1.07         0.94         0.98         0.78          0.48
     Weighted average common shares
         outstanding - diluted                       8,111,316    8,087,809    7,987,921    7,881,024     7,843,644
===================================================================================================================

Operating Ratios:
     Return on average assets                             1.09%        1.07         1.18         1.41          1.39
     Return on average common stockholders' equity       16.60        16.24        16.45        17.84         16.98
     Average stockholders' equity to average assets       6.58         6.60         7.15         8.08          8.20
     Net interest margin                                  4.71         4.76         5.00         5.15          5.19
     Net interest spread                                  4.13         4.08         4.32         4.47          4.45
     Common stock dividend payout ratio(2)               30.75        30.32        33.22        29.17         21.72
     Ratio of earnings to fixed charges(3):
         Excluding interest on deposits                   5.70x        6.77x        4.79x        8.74x         9.50x
         Including interest on deposits                   1.51x        1.49x        1.53x        1.68x         1.66x
===================================================================================================================

Balance Sheet Data at Year End:
     Total assets                                $   2,612,663    2,479,994    2,235,433    2,063,837     1,351,215
     Loans                                           1,722,961    1,484,459    1,470,414    1,375,479       870,378
     Allowance for loan losses                          29,599       28,803       28,180       27,797        15,171
     Investment securities                             590,509      678,678      425,603      403,571       258,737
     Deposits                                        2,118,183    2,041,932    1,805,006    1,679,424     1,099,069
     Other borrowed funds                               41,875        9,828       11,591       13,071         5,494
     Long-term debt                                     23,394       24,288       31,526       64,667        15,867
     Trust preferred securities                         40,000       40,000       40,000            -             -
     Stockholders' equity                              173,638      162,275      145,071      146,061       109,366
===================================================================================================================

Asset Quality Ratios at Year End:
     Nonperforming assets to total loans
         and other real estate owned ("OREO")(4)          1.89%        1.29         1.15         1.20          0.97
     Allowance for loan losses to total loans             1.72         1.94         1.92         2.02          1.74
     Allowance for loan losses to
         nonperforming loans(5)                          94.84       159.63       181.90       185.10        213.74
     Net charge-offs to average loans                     0.27         0.24         0.27         0.17          0.13
===================================================================================================================

(Dollars in thousands except share and per share data)


     Years ended December 31,                          1999(7)      1998(7)      1997(7)      1996(6)       1995
                                                     (Restated)   (Restated)   (Restated)
------------------------------------------------------------------------------------------------------------------

Regulatory Capital Ratios at Year End:
     Tier 1 risk-based capital                            9.62%        9.81          9.63        7.35        10.40
     Total risk-based capital                            11.69        12.22         12.15        9.98        11.65
     Leverage ratio                                       7.15         7.05          6.91        5.28         7.28
==================================================================================================================


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

      (6) Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, "Business - Acquisitions."

      (7) Selected financial data for 1999, 1998 and 1997 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part IV, Item 14.

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

RESULTS OF OPERATIONS

         Increases in the Company's earnings during recent years have been effected through a successful combination of acquisitions and internal growth. The internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company's internal growth has largely been accomplished through its effective offering and promotion of competitively priced products and services. Net income increased 11.2% to $27.7 million, or $3.42 per diluted common share, in 1999 from $24.9 million, or $3.08 per diluted common share, in 1998 primarily due to internal growth in loans. Net income was flat in 1998 as compared to 1997 primarily due to narrowing interest margins as a result of high deposit growth combined with low loan growth.

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


AVERAGE BALANCE SHEETS, YIELDS AND RATES
-------------------------------------------------------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                   --------------------------------------------------------------------------------------------
                                              1999 (5)                      1998 (5)                         1997 (5)
                                   -------------------------       --------------------------       ---------------------------
                                   Average            Average      Average             Average      Average             Average
(Dollars in thousands)             Balance   Interest   Rate       Balance   Interest   Rate        Balance   Interest   Rate
-------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)(2)                  $  1,598,594   149,105  9.33%  $  1,469,741  143,435     9.76%  $ 1,441,800   140,299     9.73%
   U.S. and agency securities        464,954    27,777  5.97        416,965   25,006     6.00       345,771    20,481     5.92
   Federal funds sold                 24,854     1,304  5.25         64,351    3,457     5.37        39,936     2,210     5.53
   Other securities                  102,828     6,458  6.28         71,170    4,610     6.48        23,302     1,467     6.30
   Tax exempt securities(2)           72,755     5,250  7.22         43,578    3,290     7.55        21,253     1,737     8.17
   Interest bearing deposits
     in banks                          7,071       353  4.99         18,992      997     5.25         7,491       448     5.98
------------------------------------------------------------------------------------------------------------------------------

Noninterest earning assets           268,723                        237,110                         236,471
------------------------------------------------------------------------------------------------------------------------------

Total assets                    $  2,539,779                   $  2,321,907                     $ 2,116,024
==============================================================================================================================

Interest bearing liabilities and trust preferred securities:
   Demand deposits              $    346,711     6,084  1.75%  $    320,088    6,673     2.08%  $   304,511     6,369     2.09%
   Savings deposits                  539,513    19,482  3.61        464,527   18,077     3.89       417,352    16,021     3.84
   Time deposits                     785,307    41,959  5.34        754,725   43,498     5.76       626,925    35,739     5.70
   Borrowings(3)                     221,037     9,998  4.52        172,725    7,550     4.37       184,605     8,846     4.79
   Long-term debt                     24,556     2,126  8.66         28,085    2,327     8.29        56,197     5,165     9.19
   Trust preferred securities         40,000     3,529  8.82         40,000    3,527     8.82         5,808       523     9.00
------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities
   and trust preferred securities  1,957,124    83,178  4.25      1,780,150   81,652     4.59     1,595,398    72,663     4.55
------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing deposits         387,969                        360,628                         345,372
Other noninterest bearing
   liabilities                        27,675                         27,956                          23,933
Stockholders' equity                 167,011                        153,173                         151,321
------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity         $  2,539,779                   $  2,321,907                     $ 2,116,024
==============================================================================================================================

Net FTE interest income                      $ 107,069                     $  99,143                         $ 93,979
Less FTE adjustments(2)                         (2,166)                       (1,381)                            (834)
------------------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
   statements of income                      $ 104,903                     $  97,762                         $ 93,145
==============================================================================================================================

Interest rate spread                                    4.13%                            4.08%                            4.32%
==============================================================================================================================

Net yield on interest earning assets(4)                 4.71%                            4.76%                            5.00%
==============================================================================================================================


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

     (5) Selected financial data for 1999, 1998 and 1997 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements-Restatement" included in Part IV, Item 14.

         Net interest income on fully-taxable equivalent basis ("FTE") increased 8.0% to $107.1 million in 1999 compared to $99.1 million in 1998. This increase is primarily due to internal growth in interest earning assets, principally commercial real estate and indirect consumer loans. The net yield on earning assets decreased 5 basis points to 4.71% in 1999 from 4.76% in 1998 due primarily to continued competitive pressure.

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


ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended                             December 31, 1999                 December 31, 1998                 December 31, 1997
                                         compared with                     compared with                     compared with
                                       December 31, 1998                 December 31, 1997                 December 31, 1996
                                    favorable (unfavorable)           favorable (unfavorable)           favorable (unfavorable)
                                 ------------------------------   --------------------------------  ------------------------------
                                    Volume      Rate       Net       Volume      Rate        Net      Volume      Rate      Net
----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)                      $  12,575    (6,905)    5,670       2,727        409       3,136     41,541    (1,281)  40,260
   U.S. and agency securities        2,878      (107)    2,771       4,270        255       4,525      6,010       520    6,530
   Federal funds sold               (2,122)      (31)   (2,153)      1,312        (65)      1,247        801        67      868
   Other securities                  2,051      (203)    1,848       3,101         42       3,143         90       (15)      75
   Tax exempt securities(1)          2,203      (243)    1,960       1,685       (132)      1,553        176       (14)     162
   Interest bearing deposits
     in banks                         (626)      (18)     (644)        604        (55)        549         56        16       72
-------------------------------------------------------------------------------------------------------------------------------

Total change                        16,959    (7,507)    9,452      13,699        454      14,153     48,674      (707)  47,967
-------------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities and trust preferred securities:
   Demand deposits                     555    (1,144)     (589)        325        (21)        304      1,974       (94)   1,880
   Savings deposits                  2,918    (1,513)    1,405       1,836        220       2,056      4,466       250    4,716
   Time deposits                     1,763    (3,302)   (1,539)      7,366        393       7,759      9,247       164    9,411
   Borrowings(2)                     2,112       336     2,448        (519)      (777)     (1,296)     2,802       175    2,977
   Long-term debt                     (292)       91      (201)     (2,329)      (509)     (2,838)     2,981       156    3,137
   Trust preferred securities            -         2         2       3,015        (11)      3,004        523         -      523
-------------------------------------------------------------------------------------------------------------------------------

Total change                         7,056    (5,530)    1,526       9,694       (705)      8,989     21,993       651   22,644
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in FTE net
   interest income (1)           $   9,903    (1,977)    7,926       4,005      1,159       5,164     26,681    (1,358)  25,323
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

         Exclusive of a non-recurring termination fee of $354,000 received in 1998, data services revenues for 1999 of $8.3 million increased 7.8% from $7.7 million in 1998 and 4.1% to $7.7 million in 1998 from $7.4 million in 1997. These increases are primarily due to a greater number of customers using the Company's ATM network and a corresponding increase in transaction volumes. The Company's ATM network expanded from 477 locations at year end 1996 to 630 locations at year end 1997, 986 locations at year end 1998, and to 1,270 locations at year end 1999. There were no increases in basic charges for data services in 1999, 1998 or 1997.

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

Noninterest Expense

         Noninterest expense increased 9.2% to $91.3 million in 1999 from $83.6 million in 1998 and 9.3% to $83.6 million in 1998 from $76.5 million in 1997. Significant components of these increases are discussed below.

         Salaries, wages and employee benefits expense increased 9.1% to $48.0 million in 1999 from $44.0 million in 1998. Approximately 33% of this increase resulted from remeasurement of compensation expense related to outstanding stock options. The remaining increase was due primarily to inflationary wage increases and the additional staffing requirements of new banking offices opened or acquired during 1999. Salaries, wages and employee benefits expense increased 12.5% to $44.0 million in 1998 from $39.1 million in 1997 primarily due to inflationary wage increase, additional staffing requirements of new banking offices opened in late 1997 and 1998 and the addition of personnel providing support for the growing data services division. Increases in salaries, wages and employee benefits expense in 1998 were partially offset by a $344,000 decrease resulting from the remeasurement of compensation expense related to outstanding stock options. Given the Company's present growth strategy, employee and related compensation expenses are expected to continue to increase.

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

         Furniture and equipment expenses increased 20.0% to $10.2 million in 1999 from $8.5 million in 1998. Approximately 30% of this increase is due to additional depreciation expense associated with a reduction in the estimated useful life of a main frame computer. The remaining increase is primarily due to depreciation expense associated with the Company's continuing investment in technology and costs associated with new banking offices opened or acquired in 1999. Increases in furniture and equipment expenses of 10.4% to $8.5 million in 1998 from $7.7 million in 1997 primarily resulted from higher depreciation, maintenance and other costs associated with the expansion of the Company's ATM network, the upgrade and addition of data servicing equipment and the addition of new banking offices in late 1997 and 1998. Given the Company's present growth strategy, furniture and equipment costs are expected to continue to increase.

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

Income Tax Expense

         The Company's effective federal tax rate was 31.3%, 32.5% and 33.4% for the years ended December 31, 1999, 1998 and 1997, respectively. The lower effective rate in 1999 is principally due to increases in tax-exempt interest income. State income tax applies only to pretax earnings of entities operating within Montana. The Company's effective state tax rate was 4.2%, 5.3% and 4.4% for years ended December 31, 1999, 1998 and 1997, respectively. Pretax earnings subject to Montana state income tax were approximately 53%, 57% and 57% of consolidated pretax earnings in 1999, 1998 and 1997, respectively.

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

         The following tables present the composition of the Company's loan portfolio as of the dates indicated:

LOANS OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------
                                                                As of December 31,
                      --------------------------------------------------------------------------------------------------------
(Dollars in thousands) 1999    Percent       1998    Percent       1997    Percent     1996(2)     Percent     1995    Percent
------------------------------------------------------------------------------------------------------------------------------

Loans
     Real estate(1) $  806,320    46.8%   $  681,670    45.9%  $  683,212    46.5%    $  600,007    43.6%   $ 384,349   44.2%
     Consumer          463,414    26.9       379,197    25.5      412,231    28.0        410,258    29.8      247,665   28.5
     Commercial        344,371    20.0       311,040    21.0      261,513    17.8        272,888    19.8      166,602   19.1
     Agricultural      106,887     6.2       106,707     7.2      107,649     7.3         90,883     6.6       70,001    8.0
     Other loans         1,969     0.1         5,845     0.4        5,809     0.4          1,443     0.2        1,761    0.2
------------------------------------------------------------------------------------------------------------------------------

Total loans          1,722,961   100.0%    1,484,459   100.0%   1,470,414   100.0%     1,375,479   100.0%     870,378  100.0%
------------------------------------------------------------------------------------------------------------------------------

Less allowance for
     loan losses        29,599                28,803               28,180                 27,797               15,171
-----------------------------------------------------------------------------------------------------------------------------

Net loans           $1,693,362            $1,455,656           $1,442,234             $1,347,682            $ 855,207
=============================================================================================================================

Ratio of allowance
     to total loans       1.72%                 1.94%                1.92%                  2.02%                1.74%
=============================================================================================================================

         (1) Includes consumer, commercial and agricultural loans secured by real estate as follows:


                                                    1999         1998          1997         1996         1995
                                                    ----         ----          ----         ----         ----

                  Consumer                     $   117,881      102,622       93,510       74,607       53,046
                  Commercial                       435,006      351,229      264,842      198,570      145,380
                  Agricultural                      87,711       60,459       56,397       52,689       43,826


          (2) Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, "Business - Acquisitions."

         The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 1999:

MATURITIES AND INTEREST RATE SENSITIVITIES
---------------------------------------------------------------------------------------------------------------------------
                                                            Within         One Year to        After
(Dollars in thousands)                                     One Year        Five Years      Five Years           Total
---------------------------------------------------------------------------------------------------------------------------

Real estate                                             $   250,933          357,362         198,025           806,320
Consumer                                                    189,404          261,148          12,862           463,414
Commercial                                                  200,972          121,945          21,454           344,371
Agriculture                                                  84,542           19,855           2,490           106,887
Other loans                                                   1,969               -               -              1,969
--------------------------------------------------------------------------------------------------------------------------
                                                        $   727,820          760,310         234,831         1,722,961
==========================================================================================================================

MATURITIES AND INTEREST RATE SENSITIVITIES (CONTINUED)
------------------------------------------------------------------------------------------------------------------------
                                                            Within         One Year to        After
(Dollars in thousands)                                     One Year        Five Years      Five Years           Total
------------------------------------------------------------------------------------------------------------------------

Loans at fixed interest rates                           $   389,515          615,640         117,569         1,122,724
Loans at variable interest rates                            315,451          144,670         117,262           577,383
Nonaccrual loans                                             22,854               -               -             22,854
------------------------------------------------------------------------------------------------------------------------

                                                        $   727,820          760,310         234,831         1,722,961
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

         The following table sets forth the book value, percentage of total investment securities and average yield for the Company's investment securities as of December 31, 1999.

SECURITIES MATURITIES AND YIELD
----------------------------------------------------------------------------------------------------------------------
                                                                                              % of Total    Weighted
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
----------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities
     Maturing within one year                                                  $    36,511         6.2%        5.99%
     Maturing in one to five years                                                  84,669        14.3         6.16
----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                      (129)
----------------------------------------------------------------------------------------------------------------------

Total                                                                              121,051        20.5         6.11
----------------------------------------------------------------------------------------------------------------------

U.S. Government agency securities
     Maturing within one year                                                        5,312         0.9         5.95
     Maturing in one to five years                                                 171,431        29.0         5.86
----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                    (4,509)
----------------------------------------------------------------------------------------------------------------------

         Total                                                                     172,234        29.2         5.87
----------------------------------------------------------------------------------------------------------------------

                                      -22-

SECURITIES MATURITIES AND YIELD (CONTINUED)
----------------------------------------------------------------------------------------------------------------------
                                                                                              % of Total    Weighted
                                                                                    Book      Investment     Average
(Dollars in thousands)                                                              Value     Securities    Yield(1)
----------------------------------------------------------------------------------------------------------------------

Tax exempt securities
     Maturing within one year                                                        2,251         0.4         7.10
     Maturing in one to five years                                                  11,160         1.9         8.07
     Maturing in five to ten years                                                  48,986         8.3         6.96
     Maturing after ten years                                                       14,350         2.4         7.22
----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                        88
----------------------------------------------------------------------------------------------------------------------

         Total                                                                      76,835        13.0         7.18
----------------------------------------------------------------------------------------------------------------------

Corporate securities
     Maturing within one year                                                        8,513         1.4         5.72
     Maturing in one to five years                                                  22,065         3.7         6.05
----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                       (14)
----------------------------------------------------------------------------------------------------------------------

         Total                                                                      30,564         5.2         5.91
----------------------------------------------------------------------------------------------------------------------

Other mortgage-backed securities
     Maturing within one year                                                  $    47,566         8.1         6.35
     Maturing in one to five years                                                  93,269        15.8         6.30
     Maturing in five to ten years                                                  32,919         5.6         6.16
     Maturing after ten years                                                        9,144         1.5         6.35
----------------------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale                    (5,185)
----------------------------------------------------------------------------------------------------------------------

         Total                                                                     177,713        30.1         6.29
----------------------------------------------------------------------------------------------------------------------

Equity securities with no stated maturity                                           11,985         2.0
Mark-to-market adjustments on securities available-for-sale                            127
----------------------------------------------------------------------------------------------------------------------

         Total                                                                      12,112         2.0
======================================================================================================================
Total                                                                          $   590,509       100.0%        6.22%
======================================================================================================================

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

         Deposits increased 3.7% to $2,118 million as of December 31, 1999, as compared to $2,042 million as of December 31, 1998 and 13.1% to $2,042 million as of December 31, 1998 compared to $1,805 million as of December 31, 1997. The increase from 1998 to 1999 was primarily due to bank acquisitions. The increase from 1997 to 1998 resulted from internal growth. For additional information concerning customer deposits as of December 31, 1999 and 1998, see "Notes to Consolidated Financial Statements - Deposits" included in Part IV, Item 14.

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

         The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:



As of and for the years ended December 31,                           1999                1998              1997
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Federal funds purchased:
     Balance at period end                                     $         900             1,675            4,025
     Average balance                                                  32,405             1,321           28,651
     Maximum amount outstanding at any month-end                      69,260            15,340           83,185
     Average interest rate:
         During the year                                                5.06%             4.99             5.46
         At period end                                                  4.74              4.12             5.95
Securities sold under repurchase agreements:
     Balance at period end                                     $     188,024           173,593          176,350
     Average balance                                                 163,974           162,583          141,825
     Maximum amount outstanding at any month-end                     209,464           173,593          176,350
     Average interest rate:
         During the year                                                4.29%             4.32             4.69
         At period end                                                  4.80              3.94             4.61



         For additional information on other borrowed funds as of December 31, 1999 and 1998, see "Notes to Consolidated Financial Statements - Long-Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

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

         The following table sets forth information regarding non-performing assets as of the dates indicated:

As of December 31,                                        1999        1998         1997        1996(1)       1995
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-performing loans:
     Nonaccrual loans                             $      22,854      10,699        9,681        6,822         3,632
     Accruing loans past due 90 days or more              4,695       4,039        4,883        6,432         1,711
     Restructured loans                                   3,660       3,306          928        1,763         1,755

Total non-performing loans                               31,209      18,044       15,492       15,017         7,098
OREO                                                      1,445       1,113        1,362        1,546         1,349

Total non-performing assets                       $      32,654      19,157       16,854       16,563         8,447

Non-performing assets to total loans and OREO              1.89%       1.29%        1.15%        1.20%         0.97%
======================================================================================================================


          (1) Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, "Business - Acquisitions."

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

         The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.


As of and for the years ended December 31,               1999         1998         1997        1996(1)       1995
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Balance at the beginning of period               $      28,803       28,180       27,797       15,171        13,726
Allowance of acquired banking offices                    1,574           -            -        10,553           917
Charge-offs:
     Real estate                                           278          370          141           27            20
     Consumer                                            4,192        3,988        5,607        2,384         1,679
     Commercial                                          2,753        1,920        1,132        1,127           393
     Agricultural                                          386          349           71          220            25
----------------------------------------------------------------------------------------------------------------------

Total charge-offs                                        7,609        6,627        6,951        3,758         2,117

Recoveries:
     Real estate                                            51          213          246            9           119
     Consumer                                            1,429        1,500        1,816          974           557
     Commercial                                          1,464        1,315          732          850           252
     Agricultural                                          324           52          300          154            88
----------------------------------------------------------------------------------------------------------------------

Total recoveries                                         3,268        3,080        3,094        1,987         1,016
----------------------------------------------------------------------------------------------------------------------

Net charge-offs                                  $       4,341        3,547        3,857        1,771         1,101
Provision for loan losses                                3,563        4,170        4,240        3,844         1,629
----------------------------------------------------------------------------------------------------------------------

Balance at end of period                         $      29,599       28,803       28,180       27,797        15,171
======================================================================================================================

Period end loans                                 $   1,722,961    1,484,459    1,470,414    1,375,479       870,378
Average loans                                        1,598,594    1,469,741    1,441,800    1,014,901       837,288
Net charge-offs to average loans                          0.27%        0.24%        0.27%        0.17%        0.13%
Allowance to period end loans                             1.72%        1.94%        1.92%        2.02%        1.74%
======================================================================================================================


         (1) Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, "Business - Acquisitions."


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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

As of December 31,          1999                  1998                  1997                 1996(1)               1995
--------------------------------------------------------------------------------------------------------------------------------
                                 % Of                  % Of                   % Of                  % Of                 % Of
                                 Loan                  Loan                   Loan                  Loan                 Loan
                               Category              Category               Category              Category             Category
                    Allocated  to Total   Allocated  to Total    Allocated  to Total  Allocated   to Total  Allocated  to Total
                     Reserves    Loans     Reserves    Loans      Reserves    Loans    Reserves    Loans    Reserves     Loans
--------------------------------------------------------------------------------------------------------------------------------

Real estate          $ 8,268    46.8%      $ 4,443    45.9%     $ 1,579      46.5%      $ 1,495     43.6%   $   789     44.2%
Consumer               4,460    26.9         3,874    25.5        4,409      28.0         3,901     29.8      2,792     28.5
Commercial             5,655    20.0         4,748    21.0        5,047      17.8         4,040     19.8      3,086     19.1
Agricultural           2,214     6.2         1,942     7.2        2,515       7.3         1,757      6.6      1,320      8.0
Other loans               10     0.1            29     0.4           29       0.4             7      0.2          9      0.2
Unallocated            8,992      NA        13,767      NA       14,601        NA        16,597       NA      7,175       NA
--------------------------------------------------------------------------------------------------------------------------------
   Totals            $29,599   100.0%      $28,803   100.0%     $28,180     100.0%      $27,797    100.0%   $15,171    100.0%
================================================================================================================================

         (1) Significant changes from 1995 to 1996 are primarily attributable to bank acquisitions in 1996. For additional information regarding bank acquisitions, see Item 1, "Business - Acquisitions."

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

         Net cash provided by operating activities, primarily net income, totaled $38 million for 1999, $39 million in 1998 and $44 million in 1997. Net cash used for investing activities totaled $128 million in 1999, $277 million in 1998 and $128 million in 1997. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $49 million in 1999, $214 million in 1998 and $140 million in 1997. For additional information concerning cash flows, see the "Consolidated Statement of Cash Flows" included in Part IV, Item 14.

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

Capital Resources

         Stockholders' equity increased 7.4% to $174 million as of December 31, 1999 from $162 million as of December 31, 1998 and 11.7% to $162 million as of December 31, 1998 from $145 million as of December 31, 1997 primarily due to increases in retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. For the years ended December 31, 1999, 1998 and 1997, the Company paid aggregate cash dividends to stockholders of $9 million, $8 million and $9 million, respectively.

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


                                                 Three          Three            One
                                                Months         Months          Year to         After
(Dollars in thousands)                          or Less      to One Year     Five Years     Five Years       Total
------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
     Loans(1)                              $     561,338         293,921        705,515         139,333     1,700,107
     Investment securities(2)                     76,568         134,613        276,853         102,475       590,509
     Interest bearing deposits in banks            4,948              -              -               -          4,948
     Federal funds sold                           10,415              -              -               -         10,415
------------------------------------------------------------------------------------------------------------------------

Total interest earning assets              $     653,269         428,534        982,368         241,808     2,305,979
========================================================================================================================

Interest bearing liabilities and trust
         preferred securities:
     Interest bearing demand accounts(3)   $      27,583          82,748        257,439              -        367,770
     Savings deposits(3)                          41,517         124,552        387,495              -        553,564
     Time deposits, $100 or more                  70,145          77,697         55,633              -        203,475
     Other time deposits                         147,596         225,022        221,916             449       594,983
     Federal funds purchased                         900              -              -               -            900
     Securities sold under repurchase
         agreements                              188,024              -              -               -        188,024
     Other borrowed funds                         41,875              -              -               -         41,875
     Long-term debt                                  191             196         12,344          10,663        23,394
     Trust preferred securities                       -               -              -           40,000        40,000
------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities
         and trust preferred securities    $     517,831         510,215        934,827          51,112     2,013,985
========================================================================================================================

Rate gap                                   $     135,438         (81,681)        47,541         190,696       291,994
Cumulative rate gap                              135,438          53,757        101,298         291,994
Cumulative rate gap as a percentage of
     total interest earning assets                  5.87%           2.33%          4.39%          12.66%
========================================================================================================================

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

         At December 31, 1999, the Company's one year cumulative asset sensitive gap totaled $54 million representing 2.3% of total interest earning assets. This position gradually changed from year end 1998 when the Company's gap position was liability sensitive by $184 million or 8.4% of total interest earning assets. These measurements display a balance sheet profile which shows that rising rates would cause a small compression on interest margins. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

Year 2000

         The Company experienced no internal or external information or non-information technology system failures related to the change in the century. Costs of approximately $300,000 associated with the Company's Year 2000 preparedness were expensed as they were incurred. Management is not aware of any contingencies related to Year 2000 that would have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," deferring the effective date of SFAS No. 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. Management expects that adoption will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of December 31, 1999, the Company was not engaged in hedging activities nor did it hold any derivative instruments which will require adjustments to carrying values under SFAS No. 133.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

              Report of KPMG LLP, Independent Auditors
              Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - Years Ended December 31, 1999,
                  1998 and 1997
              Consolidated Statements of Stockholders' Equity and Comprehensive
                  Income - Years Ended December 31, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows - Years Ended December 31,
                  1999, 1998 and 1997
              Notes to Consolidated Financial Statements

         As more fully described in "Notes to Consolidated Financial Statements," the Company restated its 1999, 1998 and 1997 consolidated financial statements.

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

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------




[KPMG LLP LOGO]







The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 24 to the consolidated financial statements, the Company has restated its 1999, 1998 and 1997 consolidated financial statements to account for its stock option plan as a variable plan under APB Opinion 25, "Accounting for Stock Issued to Employees".

/s/ KPMG LLP

Billings, Montana
February 4, 2000
  except for note 24
  which is as of
  January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

December 31,                                                                           1999                 1998
                                                                                    (Restated)           (Restated)
-------------------------------------------------------------------------------------------------------------------

Assets
     Cash and due from banks                                                  $        146,943              154,527
     Federal funds sold                                                                 10,415               31,930
     Interest bearing deposits in banks                                                  4,948               17,562
     Investment securities:
         Available-for-sale                                                            344,053              379,393
         Held-to-maturity                                                              246,456              299,285
-------------------------------------------------------------------------------------------------------------------

     Total investment securities                                                       590,509              678,678
-------------------------------------------------------------------------------------------------------------------

     Loans                                                                           1,722,961            1,484,459
     Less allowance for loan losses                                                     29,599               28,803
-------------------------------------------------------------------------------------------------------------------

     Net loans                                                                       1,693,362            1,455,656
-------------------------------------------------------------------------------------------------------------------
     Premises and equipment, net                                                        74,106               63,382
     Accrued interest receivable                                                        24,506               22,433
     Goodwill and core deposit intangible, net of accumulated
         amortization of $13,714 in 1999 and $10,950 in 1998                            32,374               29,337
     Other real estate owned, net                                                        1,445                1,113
     Deferred tax asset                                                                 11,643                6,657
     Other assets                                                                       22,412               18,719
-------------------------------------------------------------------------------------------------------------------

     Total assets                                                             $      2,612,663            2,479,994
===================================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
         Noninterest bearing                                                  $        398,391              390,998
         Interest bearing                                                            1,719,792            1,650,934
-------------------------------------------------------------------------------------------------------------------

     Total deposits                                                                  2,118,183            2,041,932
-------------------------------------------------------------------------------------------------------------------

     Federal funds purchased                                                               900                1,675
     Securities sold under repurchase agreements                                       188,024              173,593
     Accrued interest payable                                                           13,331               13,364
     Accounts payable and accrued expenses                                              13,318               13,039
     Other borrowed funds                                                               41,875                9,828
     Long-term debt                                                                     23,394               24,288
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               2,399,025            2,277,719
-------------------------------------------------------------------------------------------------------------------

     Mandatorily redeemable preferred securities of subsidiary trust                    40,000               40,000

     Stockholders' equity:
         Nonvoting noncumulative 8.53% preferred stock without par value;
              authorized 100,000 shares, no shares issued or outstanding as of
              December 31, 1999 and 1998                                                    -                    -
         Common stock without par value; authorized 20,000,000 shares;
              issued and outstanding 7,993,250 shares and 7,988,573 shares
              as of December 31, 1999 and 1998, respectively                            10,831               10,468
         Retained earnings                                                             168,837              149,639
         Accumulated other comprehensive income (loss), net                             (6,030)               2,168
-------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                        173,638              162,275
-------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                               $      2,612,663            2,479,994
===================================================================================================================


See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


Year Ended December 31,                                                    1999              1998             1997
                                                                        (Restated)        (Restated)       (Restated)
----------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                    $     148,827            143,236          140,083
     Interest and dividends on investment securities:
         Taxable                                                          34,242             29,616           21,958
         Exempt from Federal taxes                                         3,355              2,108            1,109
     Interest on deposits in banks                                           353                997              448
     Interest on Federal funds sold                                        1,304              3,457            2,210
----------------------------------------------------------------------------------------------------------------------

              Total interest income                                      188,081            179,414          165,808
----------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                 67,525             68,248           58,129
     Interest on Federal funds purchased                                   1,639                 66            1,499
     Interest on securities sold under repurchase agreements               7,035              7,023            6,474
     Interest on other borrowed funds                                      1,324                461              873
     Interest on long-term debt                                            2,126              2,327            5,165
     Interest on mandatorily redeemable preferred securities
         of subsidiary trust                                               3,529              3,527              523
----------------------------------------------------------------------------------------------------------------------
              Total interest expense                                      83,178             81,652           72,663
----------------------------------------------------------------------------------------------------------------------
              Net interest income                                        104,903             97,762           93,145
Provision for loan losses                                                  3,563              4,170            4,240
----------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses        101,340             93,592           88,905

Noninterest income:
     Income from fiduciary activities                                      4,495              4,006            3,720
     Service charges on deposit accounts                                  11,373             10,379            9,855
     Data services                                                         8,274              8,081            7,380
     Other service charges, commissions and fees                           5,684              4,951            4,879
     Investment securities gains, net                                         19                282               89
     Other real estate income, net                                           366                 89              465
     Other income                                                          2,746              2,131            1,182
----------------------------------------------------------------------------------------------------------------------

              Total noninterest income                                    32,957             29,919           27,570
----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries, wages and employee benefits                                48,034             43,980           39,138
     Occupancy, net                                                        7,085              6,418            6,077
     Furniture and equipment                                              10,218              8,524            7,721
     FDIC insurance                                                          233                215              206
     Goodwill and core deposit intangible amortization expense             2,764              2,464            2,585
     Other expenses                                                       23,006             21,931           20,756
----------------------------------------------------------------------------------------------------------------------

              Total noninterest expense                                   91,340             83,532           76,483
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                42,957             39,979           39,992

Income tax expense                                                        15,229             15,100           15,103
----------------------------------------------------------------------------------------------------------------------

              Net income                                           $      27,728             24,879           24,889
======================================================================================================================

Net income applicable to common stockholders                       $      27,728             24,879           23,435
======================================================================================================================

Basic earnings per common share                                    $        3.48               3.10            2.95
Diluted earnings per common share                                           3.42               3.08            2.93
======================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                                            Accumulated other      Total
                                                        Preferred     Common      Retained    comprehensive    stockholders'
                                                          stock        stock      earnings    income (loss)       equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                             $ 20,000        8,941     116,613             507         146,061

Comprehensive income:
     Net income                                              -            -         24,889              -           24,889
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment      -            -             -              393             393
                                                                                                               -----------
              Total comprehensive income                                                                            25,282
                                                                                                               -----------

Preferred stock retirement:
     20,000 shares retired                                (20,000)        -             -               -          (20,000)

Common stock transactions:
     53,965 shares retired                                   -          (1,189)         -               -           (1,189)
     171,692 shares issued                                   -           4,108          -               -            4,108

Cash dividends declared:
     Common ($0.98 per share)                                -            -         (7,737)             -           (7,737)
     Preferred (8.53%)                                       -            -         (1,454)             -           (1,454)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997, restated                       -          11,860     132,311             900         145,071

Comprehensive income:
     Net income                                              -            -         24,879              -           24,879
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment      -            -             -            1,268           1,268
                                                                                                               -----------
              Total comprehensive income                                                                            26,147
                                                                                                               -----------

Common stock transactions:
     112,274 shares retired                                  -          (3,739)         -               -           (3,739)
     70,048 shares issued                                    -           2,347          -               -            2,347

Cash dividends declared:
     Common ($0.94 per share)                                -            -         (7,551)             -           (7,551)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998, restated                       -          10,468     149,639           2,168         162,275

Comprehensive income:
     Net income                                              -            -         27,728              -           27,728
     Unrealized losses on available-for-sale investment
         securities, net of reclassification adjustment      -            -             -           (8,198)         (8,198)
                                                                                                               -----------
              Total comprehensive income                     -            -             -               -           19,530
                                                                                                               -----------

Common stock transactions:
     87,201 shares retired                                   -          (3,271)         -               -           (3,271)
     91,878 shares issued                                    -           3,634          -               -            3,634

Cash dividends declared:
     Common ($1.07 per share)                                -            -         (8,530)             -           (8,530)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999, restated                   $   -          10,831     168,837          (6,030)        173,638
=============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


Year Ended December 31,                                                            1999         1998        1997
                                                                                (Restated)   (Restated)  (Restated)
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                             $     27,728       24,879        24,889
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provisions for loan and other real estate losses                          3,583        4,215         4,236
         Depreciation and amortization                                            11,025        9,270         8,549
         Donation of land                                                            359           -             -
         Net premium amortization (discount accretion) on investment
              securities                                                             453          286        (1,049)
         Net gain on sale of investments                                             (19)        (282)          (89)
         Gain on sale of other real estate owned                                    (446)        (248)         (595)
         Loss (gain) on sale of premises and equipment                                15          346            (9)
         Provision for deferred income taxes                                        (594)        (796)       (1,972)
         Increase in accrued interest receivable                                  (2,068)        (387)       (2,473)
         Decrease (increase) in other assets                                      (2,902)      (3,362)        5,504
         Increase (decrease) in accrued interest payable                             (62)       2,058         2,402
         Increase (decrease) in accounts payable and accrued expenses                584        2,550         5,014
----------------------------------------------------------------------------------------------------------------------

              Net cash provided by operating activities                           37,656       38,529        44,407
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities:
         Held-to-maturity                                                        (72,390)    (163,430)     (412,855)
         Available-for-sale                                                      (38,747)    (388,698)     (133,043)
     Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                        129,667      101,048       456,069
         Available-for-sale                                                       64,838      166,326        38,401
     Proceeds from sales of available-for-sale investment securities               2,483       33,718        31,208
     Extensions of credit to customers, net of repayments                       (210,899)     (21,947)     (101,673)
     Recoveries on loans charged-off                                               3,268        3,080         3,094
     Proceeds from sale of other real estate owned                                 1,708        1,727         2,130
     Acquisitions of banking offices, net of cash and cash equivalents
              acquired                                                             9,424           -         (1,726)
     Capital distribution from (contribution to)  joint ventures                     325          321          (275)
     Capital expenditures, net of sales                                          (17,782)      (9,568)       (8,880)
----------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                             (128,105)    (277,423)     (127,550)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                     15,670      236,926       125,582
     Net increase (decrease) in federal funds purchased and repurchase
              agreements                                                          13,656       (5,107)       37,788
     Net increase (decrease) in other borrowed funds                              32,047       (1,763)       (1,480)
     Borrowings of long-term debt                                                  5,527        2,371         5,750
     Repayment of long-term debt                                                  (9,720)      (9,609)      (38,891)
     Proceeds of issuance of mandatorily redeemable preferred securities of
              subsidiary trust                                                        -            -         40,000
     Net decrease (increase) in debt issuance costs                                   95          (40)       (2,323)
     Proceeds from issuance of common stock                                        3,262        2,278         3,792
     Payments to retire common stock                                              (3,271)      (3,739)       (1,189)
     Payments to retire preferred stock                                               -            -        (20,000)
     Dividends paid on common stock                                               (8,530)      (7,551)       (7,737)
     Dividends paid on preferred stock                                                -            -         (1,454)
----------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                           48,736      213,766       139,838
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (41,713)     (25,128)       56,695

Cash and cash equivalents at beginning of year                                   204,019      229,147       172,452
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                    $    162,306      204,019       229,147
======================================================================================================================


Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                 $     83,211       79,594        70,484
     Cash paid during the year for taxes                                          15,761       16,865        17,830
======================================================================================================================


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

       LONG-LIVED ASSETS. Long-lived assets, including premises, enterprise goodwill and certain identifiable intangibles (e.g. excess purchase price, core deposit intangibles), are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 1999, 1998 or 1997.

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

       The Company's actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 1999 and 1998 are presented in the following table:

                                                                        Adequately                    Well
                                                Actual                  Capitalized                Capitalized
                                        ----------------------    ----------------------     ----------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
-------------------------------------------------------------------------------------------------------------------

       As of December 31, 1999:
           Total risk-based capital:
                Consolidated          $   227,009       11.7%    $   155,388      8.0%     $  194,235        10.0%
                FIB Montana               149,184       11.8         101,354      8.0         126,693        10.0
                FIB Wyoming                77,406       11.6          53,352      8.0          66,690        10.0

           Tier 1 risk-based capital:
                Consolidated              186,927        9.6          77,694      4.0         116,541         6.0
                FIB Montana               133,291       10.5          50,677      4.0          76,016         6.0
                FIB Wyoming                69,002       10.4          26,676      4.0          40,014         6.0

           Leverage capital ratio:
                Consolidated              186,927        7.2         104,631      4.0         130,788         5.0
                FIB Montana               133,291        7.8          68,440      4.0          85,551         5.0
                FIB Wyoming                69,002        7.7          35,872      4.0          44,839         5.0
-------------------------------------------------------------------------------------------------------------------
       As of December 31, 1998:
           Total risk-based capital:
                Consolidated          $   212,492       12.2%    $   139,118      8.0%     $  173,898        10.0%
                FIB Montana               136,558       12.1          90,665      8.0         113,331        10.0
                FIB Wyoming                70,046       11.7          47,762      8.0          59,702        10.0

           Tier 1 risk-based capital:
                Consolidated              170,590        9.8          69,559      4.0         104,339         6.0
                FIB Montana               122,316       10.8          45,333      4.0          67,999         6.0
                FIB Wyoming                62,492       10.5          23,881      4.0          35,821         6.0

           Leverage capital ratio:
                Consolidated              170,590        7.1          96,842      4.0         121,053         5.0
                FIB Montana               122,316        7.8          62,956      4.0          78,695         5.0
                FIB Wyoming                62,492        7.4          33,599      4.0          41,999         5.0
===================================================================================================================


(3)    INVESTMENT SECURITIES

       The amortized cost and approximate market values of investment securities are summarized as follows:


       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1999                                    cost             gains         losses          value
-------------------------------------------------------------------------------------------------------------------

       U.S. Treasury securities                       $     47,080             4            (133)          46,951
       Obligations of U.S. Government agencies             155,604            -           (4,509)         151,095
       States, county and municipal securities               5,454            96              (8)           5,542
       Corporate securities                                  4,220            -              (14)           4,206
       Other mortgage-backed securities                    129,332           101          (5,286)         124,147
       Other securities                                     11,985           127              -            12,112
-------------------------------------------------------------------------------------------------------------------

                Total                                 $    353,675           328          (9,950)         344,053
===================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1999                                    cost             gains         losses          value
       ------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     74,100            81             (66)          74,115
       Obligations of U.S. Government agencies              21,139             -            (597)          20,542
       States, county and municipal securities              71,293            42          (2,525)          68,810
       Corporate securities                                 26,358             -            (448)          25,910
       Other mortgage-backed securities                     53,566             -          (3,315)          50,251
       ------------------------------------------------------------------------------------------------------------

                Total                                 $    246,456           123          (6,951)         239,628
       ============================================================================================================


       Gross gains of $20 and gross losses of $1 were realized on the sale of available-for-sale securities in 1999.

       Other securities available-for-sale include restricted equity stocks of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB") carried at amortized costs of $3,152 and $8,522, respectively, at December 31, 1999.

       Available-for-Sale                                                    Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1998                                    cost             gains         losses          value
       ------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $     48,623         1,937               -           50,560
       Obligations of U.S. Government agencies             141,505         1,376            (252)         142,629
       States, county and municipal securities               6,638           291               -            6,929
       Corporate securities                                  4,326            44               -            4,370
       Other mortgage-backed securities                    163,966           557            (611)         163,912
       Other securities                                     10,819           174               -           10,993
       ------------------------------------------------------------------------------------------------------------

                Total                                 $    375,877         4,379            (863)         379,393
       ============================================================================================================

       Held-to-Maturity                                                      Gross          Gross        Estimated
                                                          Amortized       unrealized     unrealized       market
       December 31, 1998                                    cost             gains         losses          value
       ------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities                       $    113,282         2,569               -          115,851
       Obligations of U.S. Government agencies              14,937            62               -           14,999
       States, county and municipal securities              61,485         1,070             (87)          62,468
       Corporate securities                                 60,303           319            (125)          60,497
       Other mortgage-backed securities                     49,278            14            (384)          48,908
       ------------------------------------------------------------------------------------------------------------

                Total                                 $    299,285         4,034            (596)         302,723
       ============================================================================================================

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

       December 31,1999                                        Available-for-Sale                Held-to-Maturity
       -------------------------------------------------------------------------------------------------------------------
                                                            Amortized       Estimated        Amortized      Estimated
                                                              cost        market value         cost       market value
       -------------------------------------------------------------------------------------------------------------------
       Within one year                                  $      50,977          49,613         49,176           48,312
       After one but within five years                        259,330         252,122        123,264          120,530
       After five years but within ten years                   24,916          23,998         56,989           54,595
       After ten years                                          6,467           6,208         17,027           16,191
       -------------------------------------------------------------------------------------------------------------------

           Total                                              341,690         331,941        246,456          239,628
       -------------------------------------------------------------------------------------------------------------------

       Other                                                   11,985          12,112              -                -
       -------------------------------------------------------------------------------------------------------------------

           Total                                        $     353,675         344,053        246,456          239,628
       ===================================================================================================================

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

       There are no significant concentrations of investments at December 31, 1999 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

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

(4)    LOANS

       Major categories and balances of loans included in the loan portfolios are as follows:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Real estate (1)                                                          $     806,320             681,670
       Consumer  (2)                                                                  463,414             379,197
       Commercial                                                                     344,371             311,040
       Agricultural                                                                   106,887             106,707
       Other loans, including overdrafts                                                1,969               5,845
       ------------------------------------------------------------------------------------------------------------

       Total loans                                                              $   1,722,961           1,484,459
       ============================================================================================================

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

       Impaired loans at December 31, 1999 and 1998 are $24,187 and $11,285, respectively. Included in impaired loans at December 31, 1999 and 1998 are $4,331 and $2,648, respectively, of loans which have an impairment allowance of $2,997 and $903, respectively, included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was approximately $17,494, $10,652 and $7,943, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 1999, 1998 and 1997 would have been approximately $1,536, $984 and $740, respectively.

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

(5)    ALLOWANCE FOR LOAN LOSSES

       A summary of changes in the allowance for loan losses follows:

       Year ending December 31,                                      1999               1998                1997
       ------------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $    28,803              28,180              27,797
       Allowance of acquired banking offices                          1,574                   -                   -
       Provision charged to operating expense                         3,563               4,170               4,240
       Less loans charged-off                                        (7,609)             (6,627)             (6,951)
       Add back recoveries of loans previously charged-off            3,268               3,080               3,094
       ------------------------------------------------------------------------------------------------------------

       Balance at end of year                                   $    29,599              28,803              28,180
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(6)    PREMISES AND EQUIPMENT

       Premises and equipment and related accumulated depreciation are as follows:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Land                                                                      $      9,540               9,480
       Buildings and improvements                                                      62,706              56,484
       Furniture and equipment                                                         34,757              25,181
       ------------------------------------------------------------------------------------------------------------
                                                                                      107,003              91,145
       Less accumulated depreciation                                                   32,897              27,763
       ------------------------------------------------------------------------------------------------------------

       Premises and equipment, net                                               $     74,106              63,382
       ============================================================================================================

       The Parent Company and a branch office lease premises from an affiliated partnership (see note 13).

(7)    OTHER REAL ESTATE OWNED

       Other real estate owned (OREO) consists of the following:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       OREO                                                                       $   1,465                1,590
       Less allowance for OREO losses                                                    20                  477
       ------------------------------------------------------------------------------------------------------------
                                                                                  $   1,445                1,113
       ============================================================================================================

       A summary of changes in the allowance for OREO losses follows:

       Year ending December 31,                                       1999                1998               1997
       -----------------------------------------------------------------------------------------------------------
       Balance at beginning of year                             $      477                  462                 511
       Provision (reversal) during the year                             20                   45                  (4)
       Property writedowns                                            (477)                 (30)                (45)
       ------------------------------------------------------------------------------------------------------------
       Balance at end of year                                   $       20                  477                 462
       ============================================================================================================

(8)    CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 1999 and 1998. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 1999 and 1998 are $2,753 and $2,713, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $558 and $440 at December 31, 1999 and 1998, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(9)    DEPOSITS

       Deposits are summarized as follows:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Noninterest bearing demand                                               $     398,391             390,998

       Interest bearing:
           Demand                                                                     367,770             354,986
           Savings                                                                    553,564             504,582
           Time, $100 and over                                                        203,475             220,109
           Time, other                                                                594,983             571,257
       ------------------------------------------------------------------------------------------------------------

           Total interest bearing                                                   1,719,792           1,650,934
       ------------------------------------------------------------------------------------------------------------

                                                                                $   2,118,183           2,041,932
       ============================================================================================================

       Maturities of time deposits at December 31, 1999 are as follows:

                                                                         Time, $100
                                                                          and Over                  Total Time
       ------------------------------------------------------------------------------------------------------------
       2000                                                            $    147,842                   520,460
       2001                                                                  47,334                   221,554
       2002                                                                   4,069                    29,817
       2003                                                                   2,813                    17,218
       2004                                                                   1,417                     8,960
       Thereafter                                                                 -                       449
       ------------------------------------------------------------------------------------------------------------
                                                                       $    203,475                   798,458
       ============================================================================================================

       Interest expense on time deposits of $100 or more was $11,087, $11,466 and $7,778 for the years ended December 31, 1999, 1998 and 1997, respectively.

(10)   INCOME TAXES

       Income tax expense (benefit) consists of the following:

       Year ended December 31,                                       1999               1998                1997
       ------------------------------------------------------------------------------------------------------------
       Current:
           Federal                                              $   13,873              13,698             15,039
           State                                                     1,950               2,198              2,036
       ------------------------------------------------------------------------------------------------------------

                                                                    15,823              15,896             17,075
       ------------------------------------------------------------------------------------------------------------
       Deferred:
           Federal                                                    (440)               (705)            (1,693)
           State                                                      (154)                (91)              (279)
       ------------------------------------------------------------------------------------------------------------
                                                                      (594)               (796)            (1,972)
       ------------------------------------------------------------------------------------------------------------
                                                                $   15,229              15,100             15,103
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1999, 1998 and 1997 to income before income taxes as a result of the following:

       Year ended December 31,                                       1999               1998                1997
       ------------------------------------------------------------------------------------------------------------
       Tax expense at the statutory tax rate                    $   15,035              13,993             13,997
       Increase (decrease) in tax resulting from:
           Tax-exempt income                                        (1,212)               (881)              (520)
           State income tax, net of Federal income tax benefit       1,167               1,370              1,142
           Amortization of nondeductible Goodwill                      310                 312                311
           Other, net                                                  (71)                306                173
       ------------------------------------------------------------------------------------------------------------
                                                                $   15,229              15,100             15,103
       ============================================================================================================


       The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Loans, principally due to allowance for loan losses                   $   10,368                9,666
           Other real estate owned, principally due to differences in bases             278                   44
           Employee benefits                                                          2,962                2,859
           Investment securities, unrealized losses                                   3,592                    -
           Other                                                                        430                  530
       ------------------------------------------------------------------------------------------------------------
                    Deferred tax assets                                              17,630               13,099
       ------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities:
           Fixed assets, principally differences in bases and depreciation             (601)              (1,269)
           Investment in joint venture partnership, principally due to
                differences in depreciation of partnership assets                      (913)                (899)
           Prepaid amounts                                                             (342)                (278)
           Investment securities, principally differences in bases                   (1,058)                (810)
           Investment securities, unrealized gains                                        -               (1,348)
           Goodwill and core deposit intangibles                                     (2,137)              (1,716)
           Mortgage servicing rights                                                   (760)                   -
           Other                                                                       (176)                (122)
       ------------------------------------------------------------------------------------------------------------
                    Deferred tax liabilities                                         (5,987)              (6,442)
       ------------------------------------------------------------------------------------------------------------
                    Net deferred tax asset                                       $   11,643                6,657
       ============================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       The Company had current income taxes receivable of $428 and $1,235 at December 31, 1999 and 1998, respectively.

(11)   LONG-TERM DEBT AND OTHER BORROWED FUNDS

       A summary of long-term debt follows:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Parent Company:
           7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
                October 1, 2002 in the amount of $3,400 with final maturity
                on October 1, 2006                                                $    20,000             20,000
           Various unsecured notes payable to former stockholders at various rates of 6.21% to 7.14% due in annual principal installments
                aggregating $84 in 2000 and $57 through January 2001                      141                461

       Subsidiaries:
           Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 6.43% at
                December 31, 1999)                                                      2,906              3,827
           10% note payable on repossessed property due in annual installments
                of $41 maturing January 15, 2007                                          347                  -

       ------------------------------------------------------------------------------------------------------------
                                                                                  $    23,394             24,288
       ============================================================================================================

       Maturities of long-term debt at December 31, 1999 follow:

                                    2000                                         $      387
                                    2001                                                360
                                    2002                                              3,705
                                    2003                                              3,988
                                    2004                                              4,290
                                    Thereafter                                       10,664
       ------------------------------------------------------------------------------------------------------------
                                                                                 $   23,394
       ============================================================================================================

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       The following is a summary of other borrowed funds, all of which mature within one year:

       December 31,                                                                   1999                 1998
       ------------------------------------------------------------------------------------------------------------
       Interest bearing demand notes issued to the United States Treasury, secured by investment securities (4.54% weighted average rate at
           December 31, 1999)                                                     $    11,725              9,828
       5.86% note payable to the FHLB due January 18, 2000                             30,000                  -
       5.00% note payable due January 6, 2000                                             150                  -
       ------------------------------------------------------------------------------------------------------------

                                                                                  $    41,875              9,828
       ============================================================================================================

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

       STOCK OPTION PLAN. The Company has a Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") for certain officers and directors of the Company. Stock option and stock appreciation rights ("SARs") awards are granted at the discretion of the Company's Board of Directors. Stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Stock Option Plan can be immediately exercised for periods of seven or ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company a right of first refusal to repurchase the stock. The Company accounts for the Stock Option Plan as a variable plan with compensation cost expensed each period from the date of grant to the measurement date at the end of the period based on the fair value of the Company's common stock at the end of the period. The recorded expense related to this plan was $2,505, $2,529 and $2,107 in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Company had recognized liabilities of $5,595 and $4,923, respectively, related to obligations under this plan (see note 24).

       During 1998, the Company determined that it would discontinue the issuance of SARs. In conjunction with that decision, grantees with outstanding SARs were allowed to convert the SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


       Information with respect to the Company's stock options and SARs are as follows:

                                                             1999                  1998                  1997
                                                    --------------------   -------------------   ---------------------
       Year ended December 31,                         Options     SARs      Options    SARs      Options     SARs
       ---------------------------------------------------------------------------------------------------------------
       Outstanding, beginning of year                 169,280    115,140    123,204     91,452    115,836     78,320
       Granted                                         90,700          -     51,700     26,700     19,600     19,600
       Exercised                                      (43,980)    (2,840)    (5,624)    (3,012)   (12,232)    (6,468)
       Conversion of SARs to options                  106,300   (106,300)         -          -          -          -
       --------------------------------------------------------------------------------------------------------------
       Outstanding, end of year                       322,300      6,000    169,280    115,140    123,204     91,452
       --------------------------------------------------------------------------------------------------------------

       Information with respect to the weighted-average stock option exercise prices are as follows:

       Year ended December 31,                               1999                  1998                  1997
       --------------------------------------------------------------------------------------------------------------
       Granted during year                                 $ 33.14               $ 28.25               $ 20.05
       Exercised during year                                 12.01                  6.16                  5.83
       SARs converted during year                            17.16                     -                     -
       Outstanding, end of year                              22.64                 17.69                 12.73
       ==============================================================================================================

       Stratification and additional detail regarding the exercisable options outstanding at December 31, 1999 are as follows:

                       Exercise                   Number                Weighted-average          Weighted-average
                      price range               outstanding              remaining life            exercise price
       ------------------------------------------------------------------------------------------------------------
                   $6.02 - $11.40                 44,900                  2.36 years               $     8.98
                  $12.40 - $20.05                114,400                  5.74 years                    16.94
                  $24.74 - $32.00                 74,800                  8.16 years                    27.17
                  $33.00 - $40.00                 88,200                  6.08 years                    33.14
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

       The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

                                                                     Third
                                                                    parties        Partnership            Total
       ------------------------------------------------------------------------------------------------------------
       For the year ending December 31:
           2000                                                 $    1,333            1,012               2,345
           2001                                                      1,301            1,013               2,314
           2002                                                      1,226            1,014               2,240
           2003                                                      1,141            1,006               2,147
           2004                                                        942              983               1,925
           Thereafter                                                2,790              791               3,581
       ------------------------------------------------------------------------------------------------------------

                                                                $    8,733            5,819              14,552
       ============================================================================================================

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

       At December 31, 1999, 91.95% of the common stock held by stockholders are subject to stockholder's agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the stockholder at minority interest appraised value in the event of a proposed sale of shares to a third party, death, disability or termination of employment. Additionally, shares purchased by officers, directors and employees after 1993 are also subject to repurchase at the Company's discretion.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


(17)   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

       Following is condensed financial information of First Interstate BancSystem, Inc.:

       December 31,                                                                    1999                1998
                                                                                    (Restated)          (Restated)
       ------------------------------------------------------------------------------------------------------------
       Condensed balance sheets:
           Cash and cash equivalents                                              $     4,979              6,618
           Investment in subsidiaries, at equity:
                FIB Montana                                                           150,227            139,875
                FIB Wyoming                                                            77,020             74,571
                Non-bank subsidiary - Commerce Financial, Inc.                            920                518
                Non-bank subsidiary - FIB Capital Trust                                 1,237              1,237
       ------------------------------------------------------------------------------------------------------------
                Total investment in subsidiaries                                      229,404            216,201

           Goodwill, net of accumulated amortization                                    1,757              2,047
           Property and equipment                                                       1,476                  1
           Other assets                                                                 9,324              8,604
       ------------------------------------------------------------------------------------------------------------

                                                                                  $   246,940            233,471
       ============================================================================================================
           Other liabilities                                                      $    11,170              9,498
           Subordinated debentures - FIB Capital Trust                                 41,237             41,237
           Long-term debt                                                              20,895             20,461
       ------------------------------------------------------------------------------------------------------------
                                                                                       73,302             71,196
           Stockholders' equity                                                       173,638            162,275
       ------------------------------------------------------------------------------------------------------------

                                                                                  $   246,940            233,471
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

       Year ended December 31,                                        1999              1998                1997
       ------------------------------------------------------------------------------------------------------------
                                                                   (Restated)        (Restated)          (Restated)
       Condensed statements of income:
           Dividends from subsidiary banks                      $    23,857             24,207             25,857
           Other interest income                                        172                140                 70
           Other income, primarily management fees
                from subsidiaries                                     3,436              2,528              2,345
       ------------------------------------------------------------------------------------------------------------

           Total income                                              27,465             26,875             28,272
       ------------------------------------------------------------------------------------------------------------

           Salaries and benefits                                      6,967              5,488              4,855
           Interest expense                                           5,605              5,709              4,861
           Other operating expenses, net                              3,891              3,869              3,406
       ------------------------------------------------------------------------------------------------------------

           Total expenses                                            16,463             15,066             13,122
       ------------------------------------------------------------------------------------------------------------

           Data services income, net of direct operating expenses     3,317              2,905              2,411
       ------------------------------------------------------------------------------------------------------------

           Earnings before income tax benefit                        14,319             14,714             17,561
           Income tax benefit                                         3,461              3,119              3,028
       ------------------------------------------------------------------------------------------------------------

           Income before undistributed earnings of subsidiaries      17,780             17,833             20,589
       ------------------------------------------------------------------------------------------------------------

           Undistributed earnings of subsidiaries                     9,948              7,046              4,300
       ------------------------------------------------------------------------------------------------------------

           Net income                                           $    27,728             24,879             24,889
       ============================================================================================================

       Condensed statements of cash flows:
           Cash flows from operating activities:
                Net income                                      $    27,728             24,879             24,889
                Adjustments to reconcile net income to cash
                    provided by operating activities:
                         Undistributed earnings of subsidiaries      (9,948)            (7,046)            (4,300)
                         Depreciation and amortization                  297                389                303
                         Provision for deferred income taxes           (485)              (425)            (1,198)
                         Other, net                                     994              1,531              2,697
       ------------------------------------------------------------------------------------------------------------

           Net cash provided by operating activities                 18,586             19,328             22,391
       ------------------------------------------------------------------------------------------------------------

           Cash flows from investing activities:
                Net decrease in advances to non-bank subsidiary         475                163                 96
                Purchase of investments                                   -                (79)              (293)
                Purchases of property and equipment, net of sales      (380)                 -                  6
                Capitalization of subsidiary                              -                  -             (1,237)
                Acquisitions of banking offices, net of
                    cash acquired                                   (11,455)                 -                  -
       ------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities      (11,360)                84             (1,428)
       ------------------------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

       Year ended December 31,                                        1999              1998                1997
                                                                   (Restated)        (Restated)          (Restated)
       ------------------------------------------------------------------------------------------------------------
           Cash flows from financing activities:
                Borrowings of long-term debt                    $     5,527              2,371             46,987
                Repayments of long-term debt                         (5,853)            (9,321)           (38,736)
                Debt issuance costs                                       -                (40)            (2,323)
                Dividends paid on common stock                       (8,530)            (7,551)            (7,737)
                Payments to retire common stock                      (3,271)            (3,739)            (1,189)
                Payments to retire preferred stock                        -                  -            (20,000)
                Issuance of common stock                              3,262              2,278              3,792
                Dividends paid on preferred stock                         -                  -             (1,454)
       ------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                     (8,865)           (16,002)           (20,660)
       ------------------------------------------------------------------------------------------------------------

           Net change in cash and cash equivalents                   (1,639)             3,410                303
           Cash and cash equivalents, beginning of year               6,618              3,208              2,905
       ------------------------------------------------------------------------------------------------------------

           Cash and cash equivalents, end of year               $     4,979              6,618              3,208
       ============================================================================================================

       Noncash Investing and Financing Activities - During 1999, the Company increased its net investment in aircraft, recorded related debt of $761, and transferred the gross investment of $1,102 to property and equipment. In conjunction with the exercise of stock options, the Company transferred $324, $51 and $46 in 1999, 1998 and 1997, respectively, from accrued liabilities to common stock.

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

           A summary of the estimated fair values of financial instruments follows:

                                                                     1999                               1998
           -------------------------------------------------------------------------------------------------------------
                                                                  Carrying      Estimated       Carrying       Estimated
           As of December 31,                                      Amount      Fair Value        Amount       Fair Value
           -------------------------------------------------------------------------------------------------------------
           Financial assets:
                Cash and short-term investments                 $   162,306       162,306          204,019       204,019
                Securities available-for-sale                       344,053       344,053          379,393       379,393
                Securities held-to-maturity                         246,456       239,628          299,285       302,723
                Net loans                                         1,693,362     1,686,835        1,455,656     1,462,336
           -------------------------------------------------------------------------------------------------------------

           Total financial assets                               $ 2,446,177     2,432,822        2,338,353     2,348,471
           =============================================================================================================

           Financial liabilities and trust preferred securities:
                Total deposits, excluding time deposits         $ 1,319,725     1,319,725        1,250,566     1,250,566
                Time deposits                                       798,458       796,528          791,366       793,461
                Federal funds purchased                                 900           900            1,675         1,675
                Securities sold under repurchase agreements                       188,024          188,024       173,593
                173,593
                Other borrowed funds                                 41,875        41,875            9,828         9,828
                Long-term debt                                       23,394        23,490           24,288        25,973
                Trust Preferred Securities                           40,000        41,600           40,000        41,600
           -------------------------------------------------------------------------------------------------------------

           Total financial liabilities and
                trust preferred securities                      $ 2,412,376     2,412,142       2,291,316      2,296,696
           =============================================================================================================

(19)   EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

       For the year ended December 31,                                   1999             1998             1997
                                                                      (Restated)       (Restated)       (Restated)
       ------------------------------------------------------------------------------------------------------------
       Net income                                               $       27,728            24,879            24,889
       Less preferred stock dividends                                        -                 -            (1,454)
       ------------------------------------------------------------------------------------------------------------
       Net income applicable to common stockholders -
           basic and diluted                                    $       27,728            24,879            23,435
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

       For the year ended December 31,                                   1999             1998             1997
                                                                      (Restated)       (Restated)       (Restated)
       ------------------------------------------------------------------------------------------------------------
       Average outstanding shares - basic                       $    7,967,953         8,020,221         7,946,092

       Add:   effect of dilutive stock options                         143,363            67,588            41,829
       ------------------------------------------------------------------------------------------------------------

       Average outstanding shares - diluted                          8,111,316         8,087,809         7,987,921
       ============================================================================================================

       Basic earnings per share                                 $         3.48              3.10              2.95
       ============================================================================================================

       Diluted earnings per share                               $         3.42              3.08              2.93
       ============================================================================================================

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

       SECURITY STATE BANK SHARES. On July 9, 1999, the Company acquired all of the outstanding ownership of Security State Bank Shares (SSBS) and its bank subsidiary, Security State Bank and Trust Company (SSB&T). The total cash purchase price paid at closing was $11.9 million. The purchase was funded through available cash on hand and a $2.5 million advance on the Company's revolving term note. At the acquisition date, SSBS had $21.3 million of cash and cash equivalents, gross loans of approximately $35 million and deposits of approximately $56 million. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 1999 includes SSBS' results of operations since the date of purchase. SSBS was subsequently dissolved and SSB&T was merged with FIB Montana. The premium paid and estimated fair value adjustments have been pushed down to the acquired entities. The preliminary allocation of purchase price is subject to change as fair value estimates are finalized. The premium paid over the historical carrying value was $4,880 which has primarily been allocated to core deposit intangible of $1,743 and unallocated goodwill of $3,821.

 (21)  COMPREHENSIVE INCOME - RECLASSIFICATION ADJUSTMENTS

       The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain (loss) for the year ended December 31, 1999 is as follows:

       Year Ended December 31,                                                     1999         1998        1997
       ------------------------------------------------------------------------------------------------------------
       Disclosure of reclassification amount:
           Unrealized and realized holding gains (losses) arising during the period, net of income tax expense (benefit) of $(4,933),
                $884 and $286 in 1999, 1998 and 1997, respectively             $  (8,186)       1,440       447
           Less reclassification adjustment for gains included in net income, net of income tax of $7, $110 and $35 in 1999, 1998 and 1997,
              respectively                                                           (12)        (172)      (54)
       ------------------------------------------------------------------------------------------------------------

       Net unrealized gain (loss) on available-for-sale investment securities  $  (8,198)       1,268        393
       ============================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)


 (22)  NONCASH INVESTING AND FINANCING ACTIVITIES

       The Company transferred loans of $524, $1,275 and $1,347 to other real estate owned in 1999, 1998 and 1997, respectively. In conjunction with the exercise of stock options, the Company transferred $324, $51 and $46 in 1999, 1998 and 1997, respectively, from accrued liabilities to common stock.

       During 1999, the Company transferred other assets of $342 to premises and equipment. In conjunction with acquisitions during 1999, the Company received assets with fair value of $76.6 million and assumed liabilities of $64.7 million.

 (23)  SEGMENT REPORTING

       The Company currently operates in one significant business segment - community banking. Management evaluates the Company's performance and allocates resources to this segment based on consolidated performance measurements consistent with those of the consolidated financial statements. Revenue and contribution margins of the investment services and data services businesses are not material. The Company does not fully allocate assets or costs to these businesses.

 (24)  RESTATEMENT

       The Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan (Note 12) was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB 25, and related interpretations. Accordingly, the Company has restated the accompanying 1999, 1998 and 1997 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

       The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                  December 31, 1999         December 31, 1998       December 31, 1997
       -----------------------------------------------------------------------------------------------------------------
                                                  Originally                Originally              Originally
                                                  Reported   Restated       Reported  Restated      Reported   Restated
       -----------------------------------------------------------------------------------------------------------------
       Consolidated Balance Sheets

       Deferred tax assets                     $     9,674      11,643         5,498      6,657       5,946      6,635
       Other assets                                 21,984      22,412        18,717     18,719      15,351     15,331
       Total assets                              2,610,266   2,612,663     2,478,833  2,479,994   2,234,764  2,235,433
       Accounts payable and accrued expenses         7,723      13,318        10,622     13,039       9,293     10,558
       Common stock                                 10,788      10,831        10,001     10,468      11,490     11,860
       Retained earnings                           172,078     168,837       151,362    149,639     133,277    132,311
      =================================================================================================================

                                                                  For the year ended December 31,
                                                        1999                     1998                     1997
       -----------------------------------------------------------------------------------------------------------------
                                                  Originally                Originally              Originally
                                                  Reported   Restated       Reported  Restated      Reported   Restated
       -----------------------------------------------------------------------------------------------------------------

       Consolidated Statements of Income

       Salaries, wages and employee benefits   $    45,529      48,034        42,731     43,980      37,545     39,138
       =================================================================================================================

       Net income before income taxes          $    45,462      42,957        41,228     39,979      41,585     39,992
       Income tax expense                           16,216      15,229        15,592     15,100      15,730     15,103
       -----------------------------------------------------------------------------------------------------------------

       Net income                              $    29,246      27,728        25,636     24,879      25,855     24,889
       =================================================================================================================

       Net income applicable to common
         stockholders                          $    29,246      27,728        25,636     24,879      24,401     23,435
       =================================================================================================================

       Basic earnings per share                       3.67        3.48          3.20       3.10        3.07       2.95
       Diluted earnings per share                     3.61        3.42          3.17       3.08        3.05       2.93
       =================================================================================================================

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

              3.1(1)        Restated Articles of Incorporation dated February
                            27, 1986
              3.2(2)        Articles of Amendment to Restated Articles of
                            Incorporation dated September 26, 1996
              3.3(2)        Articles of Amendment to Restated Articles of
                            Incorporation dated September 26, 1996
              3.4(6)        Articles of Amendment to Restated Articles of
                            Incorporation dated October 7, 1997
              3.5(3)        Bylaws of First Interstate BancSystem, Inc.
              3.6           Amendment to Bylaws of First Interstate BancSystem,
                            Inc. dated March 18, 1999
              4.1(4)        Specimen of common stock certificate of First
                            Interstate BancSystem, Inc.
              4.2(1)        Stockholder's Agreement for non-Scott family members
              4.3(7)        Junior Subordinated Indenture dated November 7, 1997
                            entered into between First Interstate and Wilmington
                            Trust Company, as Indenture Trustee
              4.4(6)        Certificate of Trust of FIB Capital Trust dated as
                            of October 1, 1997
              4.5(6)        Trust Agreement of FIB Capital dated as of October
                            1, 1997
              4.6(7)        Amended and Restated Trust Agreement of FIB Capital
                            Trust
              4.7(7)        Trust Preferred Certificate of FIB Capital Trust
                            (included as an exhibit to Exhibit 4.6)
              4.8(7)        Common Securities Certificate of FIB Capital Trust
                            (included as an exhibit to Exhibit 4.6)
              4.9(7)        Guarantee Agreement between First Interstate
                            BancSystem, Inc. and Wilmington Trust Company
              4.10(7)       Agreement as to Expenses and Liabilities (included
                            as an exhibit to Exhibit 4.6)
              10.1(2)       Loan Agreement dated October 1, 1996, between First
                            Interstate BancSystem, Inc., as borrower, and First
                            Security Bank, N.A., Colorado National Bank, N.A.
                            and Wells Fargo Bank, N.A.
              10.2          First Amendment to Loan Agreement between First
                            Interstate BancSystem, Inc., as borrower, and First
                            Security Bank, N.A. dated August 20, 1999
              10.3(2)       Note Purchase Agreement dated August 30, 1996,
                            between First Interstate BancSystem, Inc. and the
                            Montana Board of Investments
              10.4(1)       Lease Agreement Between Billings 401 Joint Venture
                            and First Interstate Bank Montana and addendum
                            thereto
              10.5(1) +     Stock Option and Stock Appreciation Rights Plan of
                            First Interstate BancSystem, Inc., as amended
              10.6(8) +     Employee Stock Purchase Plan of First Interstate
                            BancSystem, Inc. dated May 1, 1998
              10.7(9)       First Interstate BancSystem, Inc. Stockholders'
                            Agreements with Scott family members dated January
                            11, 1999
              10.8(9)       Specimen of Charity Shareholder's Agreement with
                            Charitable Shareholders
              10.9(5)       Credit Agreement between Billings 401 Joint Venture
                            and Colorado National Bank dated as of September 26,
                            1995
              10.10(3)      Trademark License Agreement between Wells Fargo &
                            Company and First Interstate BancSystem, Inc.
              10.11(6) +    Resignation Agreement between First Interstate
                            BancSystem, Inc. and William H. Ruegamer
              10.12 +       Employment Agreement between First Interstate
                            BancSystem, Inc. and Lyle R. Knight
              10.13 +       First Interstate BancSystem, Inc. Executive
                            Non-Qualified Deferred Compensation Plan dated
                            November 20, 1998
              12.1          Statement Regarding Computation of Ratio of Earnings
                            to Fixed Charges
              21.1          Subsidiaries of First Interstate BancSystem, Inc.
              23.1          Consent of KPMG LLP, Independent Auditors
              27.1          Financial Data Schedule as of December 31, 1999

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

                             First Interstate BancSystem, Inc.

                             By:    /s/ Lyle R. Knight                                       April 23, 2001
                                    --------------------------------------------             -----------------
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