Form 10-Q/A
period 2000-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-10
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


                         COMMISSION FILE NUMBER 333-3250
                                                --------


                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Montana                                             81-0331430
--------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


          PO Box 30918, 401 North 31st Street, Billings, MT  59116-0918
         ---------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q




                                   Index                                                                Page
                                   -----                                                                ----

PART I.     FINANCIAL INFORMATION


            Restatement Explanatory Note                                                                  3

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999 (unaudited)                                    4

                      Consolidated Statements of Income
                      Three months ended March 31, 2000 and 1999 (unaudited)                              5

                      Consolidated Statements of Comprehensive Income
                      Three months ended March 31, 2000 and 1999 (unaudited)                              6

                      Consolidated Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999 (unaudited)                              7

                      Notes to Unaudited Consolidated Financial Statements                                8

                      As more fully described in "Notes to Unaudited
                      Consolidated Financial Statements," the Company has restated its 1999, 1998 and 1997 consolidated financial statements

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                           11

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                          14


PART II.    OTHER INFORMATION

            Item 1 -  Legal Proceedings                                                                   15

            Item 2 -  Changes in Securities                                                               15

            Item 3 -  Defaults on Senior Securities                                                       15

            Item 4 -  Submission of Matters to a Vote of Security Holders                                 15

            Item 5 -  Other Information                                                                   15

            Item 6 -  Exhibits and Reports on Form 8-K                                                    15


SIGNATURES                                                                                                16


                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it is necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                             (Unaudited, Restated)


                              Assets                                                March 31,           December 31,
                              ------                                                  2000                 1999
                                                                                 -------------        ---------------

Cash and due from banks                                                         $   151,477                146,943
Federal funds sold                                                                    9,135                 10,415
Interest bearing deposits in banks                                                    4,302                  4,948
Investment securities:
     Available-for-sale                                                             347,537                344,053
     Held-to-maturity                                                               241,198                246,456
                                                                                -----------            -----------
         Total investment securities                                                588,735                590,509

Loans                                                                             1,788,928              1,722,961
Less allowance for loan losses                                                       30,297                 29,599
                                                                                -----------            -----------
     Net loans                                                                    1,758,631              1,693,362

Premises and equipment, net                                                          75,250                 74,106
Accrued interest receivable                                                          24,983                 24,506
Goodwill and core deposit intangible, net of accumulated
     amortization of $14,478 at March 31, 2000 and $13,714
     at December 31, 1999                                                            31,610                 32,374
Other real estate owned, net                                                          1,384                  1,445
Deferred tax asset                                                                   12,462                 11,643
Other assets                                                                         21,968                 22,412
                                                                                -----------            -----------
         Total assets                                                           $ 2,679,937              2,612,663
                                                                                ===========            ===========

               Liabilities and Stockholders' Equity

Deposits:
     Non-interest bearing                                                       $   399,078                398,391
     Interest bearing                                                             1,742,932              1,719,792
                                                                                -----------            -----------
         Total deposits                                                           2,142,010              2,118,183

Federal funds purchased                                                              33,755                    900
Securities sold under repurchase agreements                                         194,289                188,024
Accrued interest payable                                                             14,060                 13,331
Accounts payable and accrued expenses                                                14,483                 13,318
Other borrowed funds                                                                 42,618                 41,875
Long-term debt                                                                       23,237                 23,394
                                                                                -----------            -----------
         Total liabilities                                                        2,464,452              2,399,025

Mandatorily redeemable preferred securities of subsidiary trust                      40,000                 40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value;
     authorized 100,000 shares; no shares issued or outstanding as of
     March 31, 2000 or December 31, 1999                                                  -                      -
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,947,846 shares as of March 31, 2000
     and 7,993,250 shares as of December 31, 1999                                     9,016                 10,831
Retained earnings                                                                   173,782                168,837
Accumulated other comprehensive loss, net                                            (7,313)                (6,030)
                                                                                -----------            -----------
         Total stockholders' equity                                                 175,485                173,638
                                                                                -----------            -----------
             Total liabilities and stockholders' equity                         $ 2,679,937              2,612,663
                                                                                ===========            ===========



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                             (Unaudited, Restated)

                                                                                   For the three months
                                                                                      ended March 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                   ----           ----

Interest income:
   Interest and fees on loans                                                    $40,598          34,623
   Interest and dividends on investment securities:
      Taxable                                                                      7,929           8,771
      Exempt from Federal taxes                                                      883             795
Interest on deposits in banks                                                         22              58
Interest on Federal funds sold                                                       176             292
                                                                                 -------         -------
          Total interest income                                                   49,608          44,539
                                                                                 -------         -------
Interest expense:
   Interest on deposits                                                           18,024          16,579
   Interest on Federal funds purchased                                               451              16
   Interest on securities sold under repurchase agreements                         2,350           1,468
   Interest on other borrowed funds                                                  362              83
   Interest on long-term debt                                                        507             502
   Interest on mandatorily redeemable preferred securities of subsidiary trust       882             882
                                                                                 -------         -------
             Total interest expense                                               22,576          19,530
                                                                                 -------         -------
             Net interest income                                                  27,032          25,009
   Provision for loan losses                                                       1,245             786
                                                                                 -------         -------
             Net interest income after provision for loan losses                  25,787          24,223
Non-interest income:
   Income from fiduciary activities                                                1,184           1,104
   Service charges on deposit accounts                                             2,861           2,562
   Data services                                                                   2,117           1,631
   Other service charges, commissions and fees                                     1,865           1,559
   Other real estate income, net                                                      60             380
   Other income                                                                      851             430
                                                                                 -------         -------
             Total non-interest income                                             8,938           7,666
                                                                                 -------         -------
Non-interest expense:
   Salaries, wages and employee benefits                                          12,646          12,335
   Occupancy, net                                                                  1,934           1,738
   Furniture and equipment                                                         2,645           2,261
   FDIC insurance                                                                    108              58
   Goodwill and core deposit intangible amortization                                 764             592
   Other expenses                                                                  5,712           5,077
                                                                                 -------         -------
             Total non-interest expense                                           23,809          22,061
                                                                                 -------         -------

Income before income taxes                                                        10,916           9,828
Income tax expense                                                                 3,897           3,492
                                                                                 -------         -------

             Net income                                                          $ 7,019           6,336
                                                                                 =======         =======

Basic earnings per common share                                                  $  0.88            0.79
                                                                                 =======         =======
Diluted earnings per common share                                                $  0.87            0.78
                                                                                 =======         =======
Dividends per common share                                                       $  0.26            0.24
                                                                                 =======         =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                             (Unaudited, Restated)

                                                                                      For the three months
                                                                                         ended March 31,
                                                                                     -------------------------
                                                                                       2000             1999
                                                                                       ----             -----

Net income                                                                            $ 7,019           6,336
Other comprehensive income, net of tax:
     Unrealized gains (losses) on investment securities:
         Realized and unrealized holding losses arising during period                  (2,103)         (3,020)
                                                                                      -------         -------
Other comprehensive loss, before tax                                                   (2,103)         (3,020)

Income tax benefit related to items of other comprehensive income                         820           1,178
                                                                                      -------         -------

Other comprehensive loss, after tax                                                    (1,283)         (1,842)
                                                                                      -------         -------

Comprehensive income                                                                  $ 5,736           4,494
                                                                                      =======         =======



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                             (Unaudited, Restated)

                                                                                                    For the three months
                                                                                                       ended March 31,
                                                                                                    2000              1999
                                                                                                 ---------         ---------
Cash flows from operating activities:
           Net income                                                                            $   7,019         $   6,336
           Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                           1,245               786
                 Depreciation and amortization                                                       2,902             2,292
                 Net premium amortization (discount accretion) on investment securities                199               (22)
                 Gain on sales of other real estate owned                                              (62)             (403)
                 Gain on sales of property and equipment                                                (1)              (25)
                 Provision for deferred income taxes                                                   (44)              137
                 Increase in interest receivable                                                      (477)             (723)
                 Decrease (increase) in other assets                                                   420            (1,155)
                 Increase (decrease) in accrued interest payable                                       729            (1,013)
                 Increase in accounts payable and accrued expenses                                   1,211             2,700
                                                                                                 ---------         ---------
                    Net cash provided by operating activities                                       13,141             8,910
                                                                                                 ---------         ---------
         Cash flows from investing activities:
             Purchases of investment securities:
                    Held-to-maturity                                                                (1,050)          (25,574)
                    Available-for-sale                                                             (11,953)          (32,582)
             Proceeds from maturities and paydowns of investment securities:
                    Held-to-maturity                                                                 6,163            64,225
                    Available-for-sale                                                               6,357            19,518
             Extensions of credit to customers, net of repayments                                  (67,264)          (29,761)
             Recoveries of loans charged-off                                                           750               824
             Proceeds from sales of other real estate                                                  123             1,103
             Capital expenditures, net                                                              (3,281)           (2,762)
                                                                                                 ---------         ---------
                    Net cash used in investing activities                                          (70,155)           (5,009)
                                                                                                 ---------         ---------
         Cash flows from financing activities:
             Net increase (decrease) in deposits                                                    23,827           (28,226)
             Net increase (decrease) in Federal funds and repurchase agreements                     39,120           (28,282)
             Net increase (decrease) in other borrowed funds                                           743            (2,822)
             Repayments of long-term borrowings                                                       (157)             (450)
             Net decrease in debt issuance costs                                                        24                24
             Proceeds from issuance of common stock                                                    135               198
             Payments to retire common stock                                                        (1,996)           (1,169)
             Dividends paid on common stock                                                         (2,074)           (1,917)
                                                                                                 ---------         ---------
                    Net cash provided by (used in) financing activities                             59,622           (62,644)
                                                                                                 ---------         ---------
                    Net increase (decrease) in cash and cash equivalents                             2,608           (58,743)
         Cash and cash equivalents at beginning of period                                          162,306           204,019
                                                                                                 ---------         ---------
         Cash and cash equivalents at end of period                                                164,914           145,276
                                                                                                 =========         =========

         Supplemental disclosure of cash flow information:
             Cash paid during the period for interest                                               21,847            20,543
             Cash paid during the period for taxes                                                   3,730             3,995



         Noncash investing and financing activities - The Company transferred loans of $0 and $255 to other real estate owned during the three month periods ended March 31, 2000 and 1999, respectively. In conjunction with the exercise of stock options, the Company transferred $46 and $215 from accrued liabilities to common stock during the three month periods ended March 31, 2000 and 1999, respectively.

         See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 2000 presentation. For additional information regarding the restatement, see Note 5.

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


(3)  Cash Dividends

     On April 15, 2000, the Company declared and paid a cash dividend on first quarter earnings of $0.27 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 2000 dividend represents 30% of the Company's net income for the quarter ended March 31, 2000 without taking into effect compensation expense/benefit related to stock options.

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

(5)  Restatement

     In 2000, the Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB Opinion 25 and related interpretations. Accordingly, the Company has restated the accompanying unaudited 2000 and 1999 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


The following is a summary of the effect of such restatement on the Company's consolidated financial statements:


                                                            March 31, 2000                 December 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                        Originally                      Originally
                                                         Reported      Restated          Reported       Restated
----------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets


Deferred tax assets                                  $    10,549        12,462              9,674         11,643
Other assets                                              21,655        21,968             21,984         22,412
Total assets                                           2,677,711     2,679,937          2,610,266      2,612,663
Accounts payable and accrued expenses                      9,275        14,483              7,723         13,318
Common stock                                               8,759         9,016             10,788         10,831
Retained earnings                                        177,021       173,782            172,078        168,837
================================================================================================================


                                                                       For the three months ended
                                                            March 31, 2000                  March 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                        Originally                      Originally
                                                         Reported      Restated          Reported       Restated
----------------------------------------------------------------------------------------------------------------

Consolidated Statements of Income

Employee benefits                                   $     12,649        12,646             10,890         12,335
================================================================================================================

Net income before income taxes                      $     10,913        10,916             11,273          9,828
Income tax expense                                         3,896         3,897              4,060          3,492
----------------------------------------------------------------------------------------------------------------

Net income                                          $      7,017         7,019              7,213          6,336
================================================================================================================

Basic earnings per share                            $       0.88          0.88               0.90           0.79
Diluted earnings per share                                  0.87          0.87               0.89           0.78
================================================================================================================

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

OVERVIEW
       The Company reported net income of $7.0 million, or $0.87 per share for the three months ended March 31, 2000, as compared to $6.3 million, or $0.78 per share recorded in the same period in 1999. Approximately $1.4 million of this increase is due to a reduction in compensation expense resulting from remeasurement of outstanding stock options. This increase was partially offset by decreases in residential real estate origination fees resulting from decreased demand for loan refinancing as interest rates rise, a one-time gain on other real estate recorded during the first quarter of 1999 and higher provisions for loan losses in 2000. Additionally, the Company has opened or acquired eight new branches since March 1999. These new branches reduce short-term profitability.

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

OTHER OPERATING EXPENSE
       Other operating expenses increased $1.7 million, or 7.69%, to $23.8 million for the quarter ended March 31, 2000 from $22.1 million for the same period in 1999. Significant components of this increase are discussed below:

       Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $0.3 million, or 2.4%, to $12.6 million for the three months ended March 31, 2000 as compared to $12.3 million for the same period in the prior year. Increases of approximately $0.5 million are directly attributable to new branches opened or acquired since March 1999. The remaining increase is primarily due to inflationary wage increases and increases in staffing levels resulting from expansion of brokerage services and growth in the data services division. Increases in salaries, wages and employee benefits expense were substantially offset by a $1.4 million decrease resulting from the remeasurement of compensation expense related to outstanding stock options.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date April 30, 2001                    /s/ THOMAS W. SCOTT
     ----------------                  -----------------------------------
                                       Thomas W. Scott
                                       Chief Executive Officer





Date April 30, 2001                    /s/ TERRILL R. MOORE
     ----------------                  -----------------------------------
                                       Terrill R. Moore
                                       Senior Vice President and
                                       Chief Financial Officer