Form 10-Q/A
period 2000-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-10
CIK 860413

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

                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               Montana                                81-0331430
         -----------------------                 -------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X    No
                                     ----    ----

The Registrant had 7,919,239 shares of common stock outstanding on June 30, 2000.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                   Index                                                                     Page
                                   -----                                                                     ----

PART I.     FINANCIAL INFORMATION

            Restatement Explanatory Note                                                                       3

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999 (unaudited)                                          4

                      Consolidated Statements of Income
                      Three and six months ended June 30, 2000 and 1999 (unaudited)                            5

                      Consolidated Statements of Comprehensive Income
                      Three and six months ended June 30, 2000 and 1999 (unaudited)                            6

                      Consolidated Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999 (unaudited)                                      7

                      Notes to Unaudited Consolidated Financial Statements                                     8

                      As more fully described in "Notes to Unaudited
                      Consolidated Financial Statements," the Company has restated its 1999, 1998 and 1997 consolidated financial statements

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                               11

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                              15


PART II.    OTHER INFORMATION

            Item 1 -  Legal Proceedings                                                                       16

            Item 2 -  Changes in Securities                                                                   16

            Item 3 -  Defaults on Senior Securities                                                           16

            Item 4 -  Submission of Matters to a Vote of Security Holders                                     16

            Item 5 -  Other Information                                                                       16

            Item 6 -  Exhibits and Reports on Form 8-K                                                        16


SIGNATURES                                                                                                    17

                          RESTATEMENT EXPLANATORY NOTE

       In 2000, the Company determined it is necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

       This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                             (Unaudited, Restated)

                              Assets                                                June 30,           December 31,
                              ------                                                  2000                  1999
                                                                                  ------------         ------------
Cash and due from banks                                                           $    152,789              146,943
Federal funds sold                                                                      18,620               10,415
Interest bearing deposits in banks                                                       3,544                4,948
Investment securities:
  Available-for-sale                                                                   341,882              344,053
  Held-to-maturity                                                                     223,467              246,456
                                                                                  ------------         ------------
     Total investment securities                                                       565,349              590,509

Loans                                                                                1,874,737            1,722,961
Less allowance for loan losses                                                          30,889               29,599
                                                                                  ------------         ------------
  Net loans                                                                          1,843,848            1,693,362

Premises and equipment, net                                                             81,048               74,106
Accrued interest receivable                                                             25,939               24,506
Goodwill and core deposit intangible, net of accumulated
  amortization of $15,251 at June 30, 2000 and $13,714
  at December 31, 1999                                                                  31,097               32,374
Other real estate owned, net                                                             1,070                1,445
Deferred tax asset                                                                      12,514               11,643
Other assets                                                                            23,542               22,412
                                                                                  ------------         ------------
         Total assets                                                             $  2,759,360            2,612,663
                                                                                  ============         ============

               Liabilities and Stockholders' Equity
               ------------------------------------

Deposits:
  Non-interest bearing                                                            $    393,934              398,391
  Interest bearing                                                                   1,743,637            1,719,792
                                                                                  ------------         ------------
     Total deposits                                                                  2,137,571            2,118,183

Federal funds purchased                                                                 19,695                  900
Securities sold under repurchase agreements                                            202,696              188,024
Accrued interest payable                                                                14,973               13,331
Accounts payable and accrued expenses                                                   12,412               13,318
Other borrowed funds                                                                   128,760               41,875
Long-term debt                                                                          22,894               23,394
                                                                                  ------------         ------------
     Total liabilities                                                               2,539,001            2,399,025

Mandatorily redeemable preferred securities of subsidiary trust                         40,000               40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value;
  authorized 100,000 shares; no shares issued or outstanding as of
  June 30, 2000 or December 31, 1999                                                        --                  --
Common stock without par value; authorized 20,000,000 shares;
  issued and outstanding 7,919,239 shares as of June 30, 2000
  and 7,993,250 shares as of  December 31, 1999                                          7,873               10,831
Retained earnings                                                                      179,325              168,837
Accumulated other comprehensive loss, net                                               (6,839)              (6,030)
                                                                                  ------------         ------------
     Total stockholders' equity                                                        180,359              173,638
                                                                                  ------------         ------------
         Total liabilities and stockholders' equity                               $  2,759,360            2,612,663
                                                                                  ============         ============


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                             (Unaudited, Restated)

                                                                     For the three months        For the six months
                                                                         ended June 30,            ended June 30,
                                                                    ---------------------       --------------------
                                                                     2000          1999          2000           1999
                                                                     ----          ----          ----           ----
Interest income:
  Interest and fees on loans                                        $43,809        36,160        84,407        70,783
  Interest and dividends on investment securities:
    Taxable                                                           7,743         8,635        15,672        17,406
    Exempt from Federal taxes                                           894           823         1,777         1,618
  Interest on deposits in banks                                          33           124            55           182
  Interest on Federal funds sold                                        276           137           452           429
                                                                    -------       -------       -------       -------
       Total interest income                                         52,755        45,879       102,363        90,418
                                                                    -------       -------       -------       -------
Interest expense:
  Interest on deposits                                               18,667        16,305        36,691        32,884
  Interest on Federal funds purchased                                   533           590           984           606
  Interest on securities sold under repurchase agreements             2,523         1,485         4,873         2,953
  Interest on other borrowed funds                                    1,504           284         1,866           367
  Interest on long-term debt                                            499           494         1,006           996
  Interest on mandatorily redeemable preferred securities
    of subsidiary trust                                                 882           882         1,764         1,764
                                                                    -------       -------       -------       -------
       Total interest expense                                        24,608        20,040        47,184        39,570
                                                                    -------       -------       -------       -------

       Net interest income                                           28,147        25,839        55,179        50,848
Provision for loan losses                                             1,231           786         2,476         1,572
                                                                    -------       -------       -------       -------
       Net interest income after provision for loan losses           26,916        25,053        52,703        49,276
Non-interest income:
  Income from fiduciary activities                                    1,164         1,050         2,348         2,154
  Service charges on deposit accounts                                 3,066         2,882         5,927         5,444
  Data services                                                       2,172         1,604         4,289         3,235
  Other service charges, commissions, and fees                        2,030         1,724         3,895         3,283
  Net investment securities gains                                        44             1            44             1
  Other real estate income, net                                         255             3           315           383
  Other income                                                          981           645         1,832         1,075
                                                                    -------       -------       -------       -------
       Total non-interest income                                      9,712         7,909        18,650        15,575
                                                                    -------       -------       -------       -------
Non-interest expense:
  Salaries, wages and employee benefits                              12,148        11,773        24,794        24,108
  Occupancy, net                                                      1,954         1,674         3,888         3,412
  Furniture and equipment                                             2,748         2,391         5,393         4,652
  FDIC insurance                                                        115            58           223           116
  Goodwill and core deposit intangible amortization                     773           595         1,537         1,187
  Other expenses                                                      6,900         5,398        12,612        10,475
                                                                    -------       -------       -------       -------
       Total non-interest expense                                    24,638        21,889        48,447        43,950
                                                                    -------       -------       -------       -------

Income before income taxes                                           11,990        11,073        22,906        20,901
Income tax expense                                                    4,304         3,984         8,201         7,476
                                                                    -------       -------       -------       -------
       Net income                                                   $ 7,686         7,089        14,705        13,425
                                                                    =======       =======       =======       =======

Basic earnings per common share                                     $  0.97          0.89          1.85          1.69
Diluted earnings per common share                                   $  0.96          0.87          1.82          1.66
Dividends per common share                                          $  0.27          0.27          0.53          0.51

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                             (Unaudited, Restated)

                                                           For the three months        For the six months
                                                              ended June 30,            ended June 30,
                                                          ----------------------    -----------------------
                                                             2000       1999          2000          1999
                                                             ----       ----          ----          ----

Net income                                                   $ 7,686      7,089         14,705     13,425
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities:
      Realized and unrealized holding gains (losses)
                          arising during period                  821     (6,461)        (1,282)    (9,481)
      Add:  reclassification adjustment for gains
                          included in net income                 (44)        (1)           (44)        (1)
                                                             -------    -------        -------    -------
Other comprehensive income (loss), before tax                    777     (6,462)        (1,326)    (9,482)

Income tax benefit (expense) related to items of other
    comprehensive income                                        (303)     2,520            517      3,698
                                                             -------    -------        -------    -------

Other comprehensive income (loss), after tax                     474     (3,942)          (809)    (5,784)
                                                             -------    -------        -------    -------

Comprehensive income                                         $ 8,160      3,147         13,896      7,641
                                                             =======    =======        =======    =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                             (Unaudited, Restated)

                                                                                                   For the six months
                                                                                                      ended June 30,
                                                                                             -------------------------------
                                                                                                2000                1999
                                                                                             -----------          ----------
Cash flows from operating activities:
   Net income                                                                                 $  14,705           13,425
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan loss                                                                  2,476            1,572
         Depreciation and amortization                                                            5,906            4,901
         Net premium amortization on investment securities                                          199              147
         Gain on sales of investments                                                               (44)              (1)
         Gain on sales of other real estate owned                                                  (326)            (415)
         Loss (gain) on sales of property and equipment                                               1              (20)
         Provision for deferred income taxes                                                       (213)            (180)
         Increase in interest receivable                                                         (1,605)            (566)
         Increase in other assets                                                                (1,178)          (2,479)
         Increase (decrease) in accrued interest payable                                          1,642           (3,122)
         Increase (decrease) in accounts payable and accrued expenses                              (860)           1,339
                                                                                              ---------        ---------
             Net cash provided by operating activities                                           20,703           14,601
                                                                                              ---------        ---------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                                    (2,917)         (49,859)
             Available-for-sale                                                                 (21,717)         (38,117)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                    23,801           86,898
             Available-for-sale                                                                  14,984           28,694
     Proceeds from sales of investment securities:
             Held-to-maturity                                                                     2,001               --
             Available-for-sale                                                                   7,555               --
     Extensions of credit to customers, net of repayments                                      (154,637)        (110,590)
     Recoveries of loans charged-off                                                              1,475            1,238
     Proceeds from sales of other real estate                                                       701            1,258
     Acquisition of branch banks                                                                     --           (5,833)
     Capital distributions from joint venture                                                       100              125
     Capital expenditures, net                                                                  (11,469)          (5,332)
                                                                                              ---------        ---------
             Net cash used in investing activities                                             (140,123)         (91,518)
                                                                                              ---------        ---------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                         19,388          (25,626)
     Net increase in Federal funds purchased and repurchase agreements                           33,467           23,587
     Net increase in other borrowed funds                                                        86,885           56,923
     Repayment of long-term borrowings                                                             (500)          (4,011)
     Net decrease in debt issuance costs                                                             47               48
     Proceeds from issuance of common stock                                                         135              213
     Payments to retire common stock                                                             (3,139)          (2,022)
     Dividends paid on common stock                                                              (4,216)          (4,066)
                                                                                              ---------        ---------
             Net cash provided by financing activities                                          132,067           45,046
                                                                                              ---------        ---------
             Net increase (decrease) in cash and cash equivalents                                12,647          (31,871)
Cash and cash equivalents at beginning of period                                                162,306          204,019
                                                                                              ---------        ---------
Cash and cash equivalents at end of period                                                    $ 174,953          172,148
                                                                                              =========        =========

Supplemental disclosure of cash flow information:
     Cash paid during period for taxes                                                        $   8,210            8,012
     Cash paid during period for interest                                                        45,542           42,901
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)    Basis of Presentation

       In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at June 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the June 30, 2000 presentation. For additional information regarding the restatement, see
       Note 6.

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

(3)    Cash Dividends

       On July 14, 2000, the Company declared and paid a cash dividend on second quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 2000 dividend represents 30% of the Company's net income for the quarter ended June 30, 2000 without taking into effect compensation expense/benefit related to stock options.

(4)    Non-Cash Investing and Financing Activities

       The Company transferred loans of $0 and $274 to other real estate owned during the six months ended June 30, 2000 and 1999, respectively. In conjunction with the exercise of stock options, the Company transferred $46 and $215 from accrued liabilities to common stock during the six months ended June 30, 2000 and 1999, respectively

       In June 2000, the Company finalized its allocation of purchase price related to 1999 acquisitions. Changes in preliminary estimates of the fair value of premises, equipment and loans, net of deferred taxes, resulted in a $260 increase in goodwill.

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

(6)    Restatement

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

       The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                                 June 30, 2000                December 31, 1999
--------------------------------------------------------------------------------------------------------------------
                                                            Originally                      Originally
                                                             Reported       Restated         Reported      Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets

Deferred tax assets                                     $      10,746        12,514             9,674         11,643
Other assets                                                   23,317        23,542            21,984         22,412
Total assets                                                2,757,367     2,759,360         2,610,266      2,612,663
Accounts payable and accrued expenses                           7,793        12,412             7,723         13,318
Common stock                                                    7,440         7,873            10,788         10,831
Retained earnings                                             182,384       179,325           172,078        168,837
====================================================================================================================

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



                                                                            For the three months ended
                                                                   June 30, 2000                   June 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                                            Originally                       Originally
                                                            Reported        Restated          Reported          Restated
------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income

Employee benefits                                       $      12,446        12,148            11,051            11,773
========================================================================================================================

Net income before income taxes                          $      11,692        11,990            11,795            11,073
Income tax expense                                              4,187         4,304             4,269             3,984
------------------------------------------------------------------------------------------------------------------------

Net income                                              $       7,505         7,686             7,526             7,089
========================================================================================================================

Basic earnings per share                                $        0.95          0.97              0.95              0.89
Diluted earnings per share                                       0.93          0.96              0.93              0.87
========================================================================================================================


                                                                             For the six months ended
                                                                   June 30, 2000                   June 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                                            Originally                       Originally
                                                            Reported        Restated          Reported          Restated
------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income

Employee benefits                                       $      25,095        24,794            21,941            24,108
========================================================================================================================

Net income before income taxes                          $      22,605        22,906            23,068            20,901
Income tax expense                                              8,083         8,201             8,329             7,476
------------------------------------------------------------------------------------------------------------------------

Net income                                              $      14,522        14,705            14,739            13,425
========================================================================================================================

Basic earnings per share                                $        1.83          1.85              1.85              1.69
Diluted earnings per share                                       1.80          1.82              1.82              1.66
========================================================================================================================

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

OVERVIEW
       The Company recorded net income of $7.7 million, or $0.96 per share, during the second quarter of 2000 as compared to $7.1 million, or $0.87 per share, during the same period in 1999. Net income for the six month period ended June 30, 2000 of $14.7 million, or $1.82 per share, increased $1.3 million, or 9.7%, from $13.4 million, or $1.66 per share, for the same period in 1999. Increases in net interest income and non-interest income and decreases in compensation expense related to remeasurement of outstanding stock options during the first half of 2000 were partially offset by higher provisions for loan losses, a $988,000 non-credit loss recorded during second quarter 2000 and the short-term adverse effects of eight new branches opened or acquired since January 1999.

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

OTHER OPERATING EXPENSE
         Other operating expenses increased $2.7 million, or 12.3%, to $24.6 million for the quarter ended June 30, 2000 from $21.9 million for the same period in 1999. For the six month period ending June 30, 2000, other operating expense increased $4.4 million, or 10.0%, to $48.4 million as compared to $44.0 million for the same period in the prior year. Significant components of this increase are discussed below:

         Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $0.3 million, or 2.5%, to $12.1 million for the three months ended June 30, 2000 as compared to $11.8 million for the same period in the prior year. Salaries, wages and employee benefits expense of $24.8 million for the six month period ended June 30, 2000 increased $0.7 million, or 2.90%, from $24.1 million for the same period in 1999. Approximately $1.0 million of the year-to-date increase is directly attributable to new branches opened or acquired since May 1999. The remaining increase is primarily due to inflationary wage increases and increases in staffing levels resulting from expansion of brokerage services and growth in the data services division. Increases in salaries, wages and employee benefits expense were substantially offset by a $2.5 million decrease resulting from the remeasurement of compensation expense related to outstanding stock options.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date   April 30, 2001                      /s/ THOMAS W. SCOTT
     -------------------------------      -----------------------------------
                                          Thomas W. Scott
                                          Chief Executive Officer





Date   April 30, 2001                      /s/ TERRILL R. MOORE
     -------------------------------      -----------------------------------
                                          Terrill R. Moore
                                          Senior Vice President and
                                          Chief Financial Officer