Form 10-Q/A
period 2000-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-10
CIK 860413

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

                         COMMISSION FILE NUMBER 333-3250


                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            Montana                                     81-0331430
      -----------------------                      ------------------------
      (State or other jurisdiction of               (IRS Employer
      incorporation or organization)                (Identification No.)

         PO Box 30918, 401 North 31st Street, Billings, MT    59116-0918
      ---------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                            ---------------


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                   Index                                                                     Page
                                   -----                                                                     ----
PART I.     FINANCIAL INFORMATION

            Restatement Explanatory Note                                                                       3

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999 (unaudited)                                     4

                      Consolidated Statements of Income
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)                      5

                      Consolidated Statements of Comprehensive Income
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)                      6

                      Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2000 and 1999 (unaudited)                                7

                      Notes to Unaudited Consolidated Financial Statements                                     8

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

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                             (Unaudited, Restated)

                              Assets                                              September 30,        December 31,
                              ------                                                  2000                 1999
                                                                                  ------------         ------------
Cash and due from banks                                                           $    169,534              146,943
Federal funds sold                                                                      15,025               10,415
Interest bearing deposits in banks                                                       7,411                4,948
Investment securities:
     Available-for-sale                                                                368,451              344,053
     Held-to-maturity                                                                  216,641              246,456
                                                                                  ------------         ------------
       Total investment securities                                                     585,092              590,509

Loans                                                                                1,945,875            1,722,961
Less allowance for loan losses                                                          31,864               29,599
                                                                                  ------------         ------------
     Net loans                                                                       1,914,011            1,693,362

Premises and equipment, net                                                             86,642               74,106
Accrued interest receivable                                                             31,770               24,506
Goodwill and core deposit intangible, net of accumulated
     amortization of $16,168 at September 30, 2000 and $13,714
     at December 31, 1999                                                               43,308               32,374
Other real estate owned, net                                                             2,819                1,445
Deferred tax asset                                                                      10,331               11,643
Other assets                                                                            24,404               22,412
                                                                                  ------------         ------------
             Total assets                                                         $  2,890,347            2,612,663
                                                                                  ============         ============

               Liabilities and Stockholders' Equity
               ------------------------------------
Deposits:
  Non-interest bearing                                                            $    442,264              398,391
  Interest bearing                                                                   1,870,596            1,719,792
                                                                                  ------------         ------------
       Total deposits                                                                2,312,860            2,118,183

Federal funds purchased                                                                 36,305                  900
Securities sold under repurchase agreements                                            224,516              188,024
Accrued interest payable                                                                17,488               13,331
Accounts payable and accrued expenses                                                   13,126               13,318
Other borrowed funds                                                                    13,232               41,875
Long-term debt                                                                          44,052               23,394
                                                                                  ------------         ------------

       Total liabilities                                                             2,661,579            2,399,025

Mandatorily redeemable preferred securities of subsidiary trust                         40,000               40,000

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value;
     authorized 100,000 shares; no shares issued or outstanding as of
     September 30, 2000 or December 31, 1999                                                --                   --
Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,919,032 shares as of September 30, 2000
     and 7,993,250 shares as of  December 31, 1999                                       7,856               10,831
Retained earnings                                                                      185,103              168,837
Accumulated other comprehensive loss, net                                               (4,191)              (6,030)
                                                                                  ------------         ------------
       Total stockholders' equity                                                      188,768              173,638
                                                                                  ------------         ------------
             Total liabilities and stockholders' equity                           $  2,890,347            2,612,663
                                                                                  ============         ============


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                             (Unaudited, Restated)

                                                            For the three months          For the nine months
                                                             ended September 30,          ended September 30,
                                                            ---------------------        ---------------------
                                                             2000          1999            2000          1999
                                                             ----          ----            ----          ----
Interest income:
  Interest and fees on loans                                $46,922       38,301         131,329       109,084
  Interest and dividends on investment securities:
    Taxable                                                   7,715        8,558          23,387        25,964
    Exempt from Federal taxes                                   902          859           2,679         2,477
  Interest on deposits in banks                                  34           34              89           216
  Interest on Federal funds sold                                506          437             958           866
                                                            -------      -------         -------       -------
    Total interest income                                    56,079       48,189         158,442       138,607
                                                            -------      -------         -------       -------
Interest expense:
  Interest on deposits                                       20,779       17,002          57,470        49,886
  Interest on Federal funds purchased                           537          697           1,521         1,303
  Interest on securities sold under repurchase agreements     2,861        1,798           7,734         4,751
  Interest on other borrowed funds                            1,083          432           2,949           799
  Interest on long-term debt                                    827          572           1,833         1,568
  Interest on mandatorily redeemable preferred securities
    of subsidiary trust                                         883          883           2,647         2,647
                                                            -------      -------         -------       -------
       Total interest expense                                26,970       21,384          74,154        60,954
                                                            -------      -------         -------       -------

       Net interest income                                   29,109       26,805          84,288        77,653
Provision for loan losses                                     1,222          931           3,698         2,503
                                                            -------      -------         -------       -------
       Net interest income after provision for loan losses   27,887       25,874          80,590        75,150
Non-interest income:
  Income from fiduciary activities                            1,298        1,152           3,646         3,306
  Service charges on deposit accounts                         3,204        2,971           9,131         8,415
  Data services                                               2,112        1,856           6,401         5,091
  Other service charges, commissions, and fees                2,107        1,845           6,002         5,128
  Net investment securities gains                                 1           16              45            17
  Other real estate income, net                                 475          (24)            790           359
  Other income                                                1,021          816           2,853         1,891
                                                            -------      -------         -------       -------
    Total non-interest income                                10,218        8,632          28,868        24,207
                                                            -------      -------         -------       -------
Non-interest expense:
  Salaries, wages and employee benefits                      13,345       11,910          38,139        36,018
  Occupancy, net                                              2,075        1,833           5,963         5,245
  Furniture and equipment                                     2,667        2,692           8,060         7,344
  FDIC insurance                                                106           57             329           173
  Goodwill and core deposit intangible amortization             917          773           2,454         1,960
  Other expenses                                              6,520        5,902          19,132        16,377
                                                            -------      -------         -------       -------
    Total non-interest expense                               25,630       23,167          74,077        67,117
                                                            -------      -------         -------       -------

Income before income taxes                                   12,475       11,339          35,381        32,240
Income tax expense                                            4,481        4,076          12,682        11,552
                                                            -------      -------         -------       -------
    Net income                                              $ 7,994        7,263          22,699        20,688
                                                            =======      =======         =======       =======


Basic earnings per common share                             $  1.01         0.91            2.86          2.60
Diluted earnings per common share                           $  1.00         0.90            2.82          2.55
Dividends per common share                                  $  0.28         0.28            0.81          0.79


See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                              (Dollars in thousands)
                             (Unaudited, Restated)

                                                               For the three months             For the nine months
                                                                ended September 30,             ended September 30,
                                                             -------------------------       -------------------------
                                                                2000            1999            2000            1999
                                                                ----            ----            ----            ----
Net income                                                    $  7,994           7,263          22,699          20,688
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investment securities:
      Realized and unrealized holding gains (losses)
           arising during period                                 4,342             116           3,060          (9,365)
      Reclassification adjustment for gains
           included in net income                                   (1)            (16)            (45)            (17)
                                                              --------        --------        --------        --------
Other comprehensive income (loss), before tax                    4,341             100           3,015          (9,382)

Income tax benefit (expense) related to items of other
    comprehensive income                                        (1,693)            (39)         (1,176)          3,659
                                                              --------        --------        --------        --------

Other comprehensive income (loss), after tax                     2,648              61           1,839          (5,723)
                                                              --------        --------        --------        --------

Comprehensive income                                          $ 10,642           7,324          24,538          14,965
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                             (Unaudited, Restated)

                                                                                           For the nine months
                                                                                           ended September 30,
                                                                                     -------------------------------
                                                                                        2000                1999
                                                                                     ------------         ----------
Cash flows from operating activities:
   Net income                                                                        $    22,699              20,688
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                         3,698               2,503
         Depreciation and amortization                                                     9,072               7,939
         Net premium amortization on investment securities                                   219                 308
         Gain on sales of investments                                                        (45)                (17)
         Gain on sales of other real estate owned                                           (410)               (415)
         Gain on sales of property and equipment                                            (176)                (17)
         Benefit for deferred income taxes                                                   (71)               (140)
         Increase in interest receivable                                                  (6,480)             (5,159)
         Increase in other assets                                                         (1,865)               (424)
         Increase in accrued interest payable                                              3,923                 352
         Increase (decrease) in accounts payable and accrued expenses                      ( 754)              1,516
                                                                                     -----------          ----------
             Net cash provided by operating activities                                    29,810              27,134
                                                                                     -----------          ----------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                             (8,924)            (61,560)
             Available-for-sale                                                          (35,590)            (40,460)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                             37,466              98,381
             Available-for-sale                                                           23,174              42,473
     Proceeds from sales of investment securities:
             Held-to-maturity                                                              2,001               7,009
             Available-for-sale                                                            7,556                  --
     Extensions of credit to customers, net of repayments                               (164,290)           (169,327)
     Recoveries of loans charged-off                                                       1,908               2,125
     Proceeds from sales of other real estate                                                980               1,258
     Acquisition of branch banks, net of cash acquired                                   (13,288)              9,469
     Capital distributions from joint venture                                                100                 125
     Capital expenditures, net                                                           (18,363)            (10,990)
                                                                                     -----------          ----------
             Net cash used in investing activities                                      (167,270)           (121,497)
                                                                                     -----------          ----------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                 114,595              (3,810)
     Net increase in Federal funds purchased and repurchase agreements                    71,897              63,632
     Net increase (decrease) in other borrowed funds                                     (30,643)             35,022
     Proceeds from long-term borrowings                                                   24,900               5,500
     Repayment of long-term borrowings                                                    (4,242)             (9,557)
     Net decrease in debt issuance costs                                                      71                  71
     Proceeds from issuance of common stock                                                1,088               2,043
     Payments to retire common stock                                                      (4,109)             (2,763)
     Dividends paid on common stock                                                       (6,433)             (6,290)
                                                                                     -----------          ----------
             Net cash provided by financing activities                                   167,124              83,848
                                                                                     -----------          ----------
             Net increase (decrease) in cash and cash equivalents                         29,664             (10,515)
Cash and cash equivalents at beginning of period                                         162,306             204,019
                                                                                     -----------          ----------
Cash and cash equivalents at end of period                                           $   191,970             193,504
                                                                                     ===========          ==========

Supplemental disclosure of cash flow information:
     Cash paid during period for taxes                                              $     11,360              12,402
     Cash paid during period for interest                                                 70,231              60,573
                                                                                     ===========          ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)    Basis of Presentation

       In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for each of the periods ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1999 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the September 30, 2000 presentation. For additional information regarding the restatement, see Note 7.

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

                                                     Three months ended               Nine months ended
                                                   9/30/00        9/30/99           9/30/00        9/30/99
                                                   -------        -------          --------        -------
       Weighted average common shares            7,905,605       7,953,331         7,930,220      7,957,010
       Weighted average potential common shares    114,285         147,442           123,157        144,021

(3)    Cash Dividends

       On October 13, 2000, the Company declared and paid a cash dividend on third quarter earnings of $0.30 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 2000 dividend represents 30% of the Company's net income for the quarter ended September 30, 2000 without taking into effect compensation expense/benefit related to stock options.

(4)    Non-Cash Investing and Financing Activities

       The Company transferred loans of $1,425 and $459 to other real estate owned during the nine months ended September 30, 2000 and 1999, respectively. In conjunction with the exercise of stock options, the Company transferred $46 and $325 from accrued liabilities to common stock during the nine months ended September 30, 2000 and 1999, respectively.

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

(7)    Restatement

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                                September 30, 2000              December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                          Originally                        Originally
                                                           Reported        Restated          Reported      Restated
---------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets

Deferred tax assets                                     $       8,692        10,331             9,674         11,643
Other assets                                                   24,203        24,404            21,984         22,412
Total assets                                                2,888,507     2,890,347         2,610,266      2,612,663
Accounts payable and accrued expenses                           8,898        13,126             7,723         13,318
Common stock                                                    7,363         7,856            10,788         10,831
Retained earnings                                             187,984       185,103           172,078        168,837
=====================================================================================================================

                                                                             For the three months ended
                                                                September 30, 2000              September 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                          Originally                         Originally
                                                           Reported         Restated          Reported          Restated
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income

Employee benefits                                       $      13,637        13,345            11,572            11,910
==========================================================================================================================

Net income before income taxes                          $      12,183        12,475            11,677            11,339
Income tax expense                                              4,366         4,481             4,209             4,076
--------------------------------------------------------------------------------------------------------------------------

Net income                                              $       7,817         7,994             7,468             7,263
==========================================================================================================================

Basic earnings per share                                $       0.99           1.01              0.94             0.91
Diluted earnings per share                                      0.97           1.00              0.92             0.90
==========================================================================================================================


                                                                            For the nine months ended
                                                                September 30, 2000              September 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                          Originally                         Originally
                                                           Reported         Restated          Reported          Restated
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income

Employee benefits                                       $      38,732        38,139            33,513            36,018
==========================================================================================================================

Net income before income taxes                          $      34,788        35,381            34,745            32,240
Income tax expense                                             12,449        12,682            12,538            11,552
--------------------------------------------------------------------------------------------------------------------------

Net income                                              $      22,339        22,699            22,207            20,688
==========================================================================================================================

Basic earnings per share                                $       2.82           2.86              2.79              2.60
Diluted earnings per share                                      2.77           2.82              2.74              2.55
==========================================================================================================================

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

OVERVIEW
       The Company recorded net income of $8.0 million, or $1.00 per share, during the third quarter of 2000 compared to $7.3 million, or $0.90 per share, for the same period in 1999. Third quarter 2000 net income surpassed second quarter 2000 net income of $7.7 million, or $0.96 per share, primarily due to a gain on the sale of other real estate and the partial recovery of a previously recorded non-credit loss.

       Net income for the nine month period ended September 30, 2000 of $22.7 million, or $2.82 per share, increased $2.0 million, or 9.7%, from $20.7 million, or $2.55 per share, for the same period in 1999. Increases in net interest income and non-interest income and decreases in compensation expense related to remeasurement of outstanding stock options during the first nine months of 2000 were offset by higher provisions for loan losses, two non-credit losses aggregating $863,000 (net of recoveries) recorded in 2000 and the short-term dilutive effects of sixteen new branches opened or acquired since January 1999.

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

OTHER OPERATING EXPENSE
         Other operating expenses increased $2.4 million, or 10.3%, to $25.6 million for the quarter ended September 30, 2000 from $23.2 million for the same period in 1999. Year-to-date through September 30, 2000, other operating expense of $74.1 million increased $7.0 million, or 10.4%, from $67.1 million for the same period in the prior year. Significant components of this increase are discussed below:

         Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $1.4 million, or 11.8%, to $13.3 million for the three months ended September 30, 2000 as compared to $11.9 million for the same period in the prior year. Salaries, wages and employee benefits expense of $38.1 million for the nine month period ended September 30, 2000 increased $2.1 million, or 5.8%, from $36.0 million for the same period in 1999. Approximately $1.4 million of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is primarily due to inflationary wage increases, increases in administrative staffing levels to support the Company's expanding number of branches, and growth in the brokerage services division. Increases in salaries, wages and employee benefits expense were substantially offset by a $3.1 million decrease resulting from the remeasurement of compensation expense related to outstanding stock options.

         Occupancy. Occupancy expense increased $242,000, or 13.4%, to $2.1 million for the three months ended September 30, 2000 compared to $1.8 million for the same period in 1999. Year-to-date through September 30, 2000, occupancy expense of $6.0 million increased $718,000, or 13.8%, from $5.2 million during the same period in the prior year. Approximately 39% of the year-to-date increase is directly attributable to new branches opened or acquired since January 1999. The remaining increase is primarily due to increased depreciation associated with the remodel and upgrade of existing facilities.

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


ITEM 2.           CHANGES IN SECURITIES
                           None.


ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           The following matter was submitted to a vote of
                  security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on April 27, 2000:

                             Matter                             For               Against           Not Voted
                  --------------------------------------------------------------------------------------------------
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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        FIRST INTERSTATE BANCSYSTEM, INC.





Date   April 30, 2001                      /s/ THOMAS W. SCOTT
     -------------------------            -------------------------------------
                                          Thomas W. Scott
                                                 Chief Executive Officer





Date   April 30, 2001                      /s/ TERRILL R. MOORE
     -------------------------            -------------------------------------
                                          Terrill R. Moore
                                                   Senior Vice President and
                                                   Chief Financial Officer