Form 10-Q
period 2001-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-15
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No


The Registrant had 7,873,455 shares of common stock outstanding on March 31, 2001.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q

                                  Index                                                        Page
                                  -----                                                        ----

PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000 (unaudited)                            3

                      Consolidated Statements of Income
                      Three months ended March 31, 2001 and 2000 (unaudited)                      4

                      Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income Three months ended March 31, 2001 and
                      2000 (unaudited)                                                            5

                      Consolidated Statements of Cash Flows
                      Three months ended March 31, 2001 and 2000 (unaudited)                      6

                      Notes to Unaudited Consolidated Financial Statements                        7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                  11

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                 16


PART II.    OTHER INFORMATION

            Item 1 -   Legal Proceedings                                                          17

            Item 2 -  Changes in Securities                                                       17

            Item 3 -  Defaults on Senior Securities                                               17

            Item 4 -  Submission of Matters to a Vote of Security Holders                         17

            Item 5 -  Other Information                                                           17

            Item 6 -  Exhibits and Reports on Form 8-K                                            17


SIGNATURES                                                                                        18

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                              Assets                                          March 31,   December 31,
                              ------                                            2001          2000
                                                                             ----------   ------------
Cash and due from banks                                                      $  141,743      166,964
Federal funds sold                                                               95,895        1,510
Interest bearing deposits in banks                                                2,028          771
Investment securities:
Available-for-sale                                                              473,148      397,981
Held-to-maturity                                                                 95,802      228,826
                                                                             ----------   ----------
     Total investment securities                                                568,950      626,807

Loans                                                                         1,996,470    1,972,323
Less allowance for loan losses                                                   33,212       32,820
                                                                             ----------   ----------
Net loans                                                                     1,963,258    1,939,503

Premises and equipment, net                                                      92,259       91,075
Accrued interest receivable                                                      27,570       28,442
Goodwill and core deposit intangible, net of accumulated
     amortization of $18,092 at March 31, 2001 and $17,163
     at December 31, 2000                                                        41,552       42,481
Other real estate owned, net                                                      2,949        3,028
Deferred tax asset                                                                5,794        7,282
Other assets                                                                     25,408       25,399
                                                                             ----------   ----------
         Total assets                                                        $2,967,406    2,933,262
                                                                             ==========   ==========

               Liabilities and Stockholders' Equity
               ------------------------------------

Deposits:
Non-interest bearing                                                         $  442,579      441,563
Interest bearing                                                              1,980,481    1,923,662
                                                                             ----------   ----------
     Total deposits                                                           2,423,060    2,365,225

Federal funds purchased                                                             850       19,535
Securities sold under repurchase agreements                                     222,667      229,078
Accrued interest payable                                                         17,561       19,026
Accounts payable and accrued expenses                                            16,235       14,274
Other borrowed funds                                                              2,313       11,138
Long-term debt                                                                   39,901       37,000
                                                                             ----------   ----------
     Total liabilities                                                        2,722,587    2,965,276

     Mandatorily redeemable preferred securities of subsidiary trust             40,000       40,000

Stockholders' equity:
     Nonvoting noncumulative preferred stock without par value; authorized
         100,000 shares; no shares issued or outstanding as of
         March 31, 2001 or December 31, 2000                                         --           --
     Common stock without par value; authorized 20,000,000 shares;
     issued and outstanding 7,873,455 shares as of March 31, 2001
     and 7,899,168 shares as of  December 31, 2000                                6,124        7,101
     Retained earnings                                                          194,613      190,410
     Accumulated other comprehensive income, net                                  4,082          475
                                                                             ----------   ----------
         Total stockholders' equity                                             204,819      197,986
                                                                             ----------   ----------
         Total liabilities and stockholders' equity                          $2,967,406    2,933,262
                                                                             ==========   ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                                2001         2000
                                                                                ----         ----
Interest income:
 Interest and fees on loans                                                   $ 46,915      40,598
 Interest and dividends on investment securities:
  Taxable                                                                        7,961       7,929
  Exempt from Federal taxes                                                        896         883
 Interest on deposits in banks                                                      12          22
 Interest on Federal funds sold                                                    454         176
                                                                              --------    --------
     Total interest income                                                      56,238      49,608
                                                                              --------    --------
Interest expense:
 Interest on deposits                                                           22,289      18,024
 Interest on Federal funds purchased                                                33         451
 Interest on securities sold under repurchase agreements                         2,517       2,350
 Interest on other borrowed funds                                                  136         362
 Interest on long-term debt                                                        824         507
 Interest on mandatorily redeemable preferred securities of subsidiary trust       882         882
                                                                              --------    --------
     Total interest expense                                                     26,681      22,576
                                                                              --------    --------
     Net interest income                                                        29,557      27,032
 Provision for loan losses                                                       1,203       1,245
                                                                              --------    --------
     Net interest income after provision for loan losses                        28,354      25,787
Non-interest income:
 Income from fiduciary activities                                                1,167       1,184
 Service charges on deposit accounts                                             3,455       2,861
 Technology services                                                             2,345       2,495
 Other service charges, commissions and fees                                     1,775       1,487
 Investment securities gains, net                                                   55          --
 Other real estate income (expense), net                                           (47)         60
 Other income                                                                    1,134         851
                                                                              --------    --------
     Total non-interest income                                                   9,884       8,938
                                                                              --------    --------
Non-interest expense:
 Salaries, wages and employee benefits                                          15,240      12,646
 Occupancy, net                                                                  2,328
                                                                                             1,934
 Furniture and equipment                                                         2,848       2,645
 FDIC insurance                                                                    110
                                                                                               108
 Goodwill and core deposit intangible amortization                                 929         764
 Other expenses                                                                  6,882       5,712
                                                                              --------    --------
     Total non-interest expense                                                 28,337      23,809
                                                                              --------    --------
Income before income taxes                                                       9,901      10,916
Income tax expense                                                               3,489       3,897
                                                                              --------    --------

     Net income                                                               $  6,412       7,019
                                                                              ========    ========

Basic earnings per common share                                               $   0.81        0.88
                                                                              ========    ========
Diluted earnings per common share                                             $   0.80        0.87
                                                                              ========    ========
Dividends per common share                                                    $   0.28        0.26
                                                                              ========    ========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                                                     Accumulated
                                                                                        other          Total
                                                               Common     Retained  comprehensive   stockholders'
                                                                stock     earnings  income (loss)      equity
                                                              ---------------------------------------------------
Balance at December 31, 2000                                  $  7,101     190,410         475         197,986

Comprehensive income:
     Net income                                                      -       6,412           -           6,412
     Unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment              -           -       4,176           4,176
     Unrealized losses on held-to-maturity investment
         securities transferred to available-for-sale                -           -        (569)           (569)
                                                                                                      --------
              Total comprehensive income                                                                10,019
                                                                                                      --------

Common stock transactions:
     29,613 shares retired                                      (1,126)          -           -          (1,126)
     3,900 shares issued                                           149           -           -             149

Cash dividends declared:
     Common ($0.28 per share)                                        -      (2,209)          -          (2,209)
                                                              ------------------------------------------------

Balance at March 31, 2001                                     $  6,124     194,613       4,082         204,819
                                                              ================================================



Balance at December 31, 1999                                  $ 10,831     168,837      (6,030)        173,638

Comprehensive income:
     Net income                                                      -       7,019           -           7,019
     Unrealized losses on available-for-sale investment
         securities, net of reclassification adjustment              -           -      (1,283)         (1,283)
                                                                                                      --------
              Total comprehensive income                                                                 5,736
                                                                                                      --------

Common stock transactions:
     49,916 shares retired                                      (1,996)          -           -          (1,996)
     4,512   shares issue                                          181           -           -             181

Cash dividends declared:
     Common ($0.26 per share)                                        -      (2,074)          -          (2,074)
                                                              ------------------------------------------------

Balance at March 31, 2000                                     $  9,016     173,782      (7,313)        175,485
                                                              ================================================


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        For the three months
                                                                                           ended March 31,
                                                                                          2001        2000
                                                                                       ---------    ---------
Cash flows from operating activities:
   Net income                                                                          $   6,412    $   7,019
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed earnings of joint venture                                   (74)          --
         Provision for loan losses                                                         1,203        1,245
         Depreciation and amortization                                                     3,367        2,902
         Net premium amortization (discount accretion) on investment securities              (34)         199
         Investment securities gains, net                                                    (55)          --
         Gain on sale of loans                                                              (537)        (403)
         Gain on sale of other real estate owned                                              (6)         (62)
         Gain on sale of property and equipment                                             (194)          (1)
         Impairment losses on mortgage servicing rights                                      126           --
         Net decrease in debt issuance costs                                                  24           24
         Write-down of bank premise                                                           85           --
         Deferred income taxes                                                              (685)         (44)
         Increase (decrease) in interest receivable                                          872         (477)
         Decrease in other assets                                                             15          420
         Increase (decrease) in accrued interest payable                                  (1,465)         729
         Increase in accounts payable and accrued expenses                                 1,970        1,211
                                                                                       ---------    ---------
             Net cash provided by operating activities                                    11,024       12,762
                                                                                       ---------    ---------

Cash flows from investing activities: Purchases of investment securities:
             Held-to-maturity                                                               (500)      (1,050)
             Available-for-sale                                                          (43,491)     (11,953)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                             29,549        6,163
             Available-for-sale                                                           78,168        6,357
     Extensions of credit to customers, net of repayments                                (25,208)     (66,861)
     Recoveries of loans charged-off                                                         575          750
     Proceeds from sales of other real estate                                                472          123
     Capital expenditures, net                                                            (3,588)      (3,281)
     Capital contributions to joint ventures                                                (200)          --
                                                                                       ---------    ---------
             Net cash provided by (used in) investing activities                          35,777      (69,752)
                                                                                       ---------    ---------

Cash flows from financing activities:
     Net increase  in deposits                                                            57,835       23,827
     Net increase (decrease) in Federal funds and repurchase agreements                  (25,096)      39,120
     Net increase (decrease) in other borrowed funds                                      (8,825)         743
     Borrowings of long-term debt                                                          5,850           --
     Repayments of long-term debt                                                         (2,949)        (157)
     Proceeds from issuance of common stock                                                  140          135
     Payments to retire common stock                                                      (1,126)      (1,996)
     Dividends paid on common stock                                                       (2,209)      (2,074)
                                                                                       ---------    ---------
             Net cash provided by financing activities                                    23,620       59,598
                                                                                       ---------    ---------
Net increase in cash and cash equivalents                                                 70,421        2,608
Cash and cash equivalents at beginning of period                                         169,245      162,306
                                                                                       ---------    ---------
Cash and cash equivalents at end of period                                               239,666      164,914
                                                                                       =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                             28,146       21,847
     Cash paid during the period for income taxes                                          4,025        3,730


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)    Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for each of the periods ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2000 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 2001 presentation.

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," addressing a limited number of implementation issues in applying SFAS No. 133. SFAS Nos. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption on January 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of March 31, 2001, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and market values of $104,011 and $103,442, respectively, into the available-for-sale investment category. Net unrealized holding losses of $569 on the transferred securities are reported in accumulated other comprehensive income.

       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company.

(2)    Computation of Earnings per Share

       Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



                                         For the three months ended March 31,
                                                  2001         2000
                                               ----------   ----------
Net income basic and diluted                   $    6,412        7,019
                                               ==========   ==========

Average outstanding shares - basic              7,878,364    7,960,660
Add: effect of dilutive stock options             105,276      131,881
                                               ----------   ----------

Average outstanding shares - diluted            7,983,640    8,092,541
                                               ==========   ==========

Basic earning per share                        $     0.81         0.88
                                               ==========   ==========

Diluted earnings per share                     $     0.80         0.87
                                               ==========   ==========

(3)    Cash Dividends

       On April 13, 2001, the Company declared and paid a cash dividend on first quarter earnings of $0.25 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 2001 dividend represents 30% of the Company's net income for the quarter ended March 31, 2001 exclusive of compensation expense related to outstanding stock options.

(4)    Commitments and Contingencies

       In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

       The Parent Company and the Billings office of First Interstate Bank, Montana ("FIB Montana") are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At March 31, 2001 the partnership had indebtedness of $8,745 which is full recourse to the partners.

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

(5)    Comprehensive Income - Reclassification Adjustments

       The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain (loss) follows:

                                                                                             Three Months Ended March 31,
                                                                                               2001                2000
                                                                                          -------------        -----------

        Disclosure of reclassification amount:
               Unrealized holding losses on held-to-maturity investment
                     securities transferred to available-for-sale in connection with adoption of SFAS No. 133, net of income tax benefit
                     of $364 in 2001                                                       $       (569)                --

               Unrealized and realized holding gains (losses) arising during the period, net of income tax expense of $2,670 in 2001 and
                     income tax benefit of $820 in 2000                                           4,210             (1,283)
               Less reclassification adjustment for gains included in net income,
                     net of income tax of $21 in 2001                                               (34)                --
                                                                                           ------------        -----------

        Net change in unrealized gain (loss) on available-for-sale investment securities   $      3,607             (1,283)
                                                                                           ============        ===========

(6)    Noncash Investing and Financing Activities

       The Company transferred loans and real property of $212 and $175, respectively to other real estate owned during the three month period ended March 31, 2001.

       In conjunction with the exercise of stock options, the Company transferred $9 and $46 from accrued liabilities to common stock during the three month periods ended March 31, 2001 and 2000, respectively.

(7)    Segment Information

       The Company has two distinct lines of business, community banking and technology services. Support services provided by the Company's holding company, non-bank subsidiaries, operations department and mortgage servicing branch are included in Other Support Services. Expenses for centrally provided services are allocated to the reporting segments based primarily upon estimated usage of services.

       The Community Banking reporting segment encompasses consumer and commercial banking services offered to individual and business customers. Services provided primarily include the acceptance of deposits, extensions of credit and fee-based trust and brokerage services.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


       The Technology Services reporting segment encompasses technology services provided to affiliated and non-affiliated financial institutions including ATM processing support, item proof and capture services ("IP services"), wide area network services and system support of general ledger, investment security, loan and deposit systems.

       Other Support Services include operational, financial, administrative and treasury services provided to affiliates and mortgage servicing provided to affiliated and non-affiliated financial institutions.

       On January 1, 2001, the Company transferred IP services from Other Support Services to the Technology Services reporting segment. Because expenses associated with IP services provided prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported below have not been reclassified to reflect the transfer. Increases in Technology Services revenues from other operating segments and non-interest expenses for the three months ended March 31, 2001 as compared to the same period in the prior year are primarily due to the transfer of IP services.

       Selected segment information for the three month periods ended March 31, 2001 and 2000 follows:

                                                                 Three Months Ended March 31, 2001
                                          -------------------------------------------------------------------------------
                                                                                Other
                                             Community       Technology        Support      Elimination     Consolidated
                                              Banking         Services        Services        Entries           Total
                                          -------------------------------------------------------------------------------
Net interest income (expense)              $   30,849               38          (1,330)              --           29,557
Provision for loan losses                       1,203               --              --               --            1,203
                                           ----------      -----------     -----------       ----------       ----------
Net interest income after provision            29,646               38          (1,330)              --           28,354
Non-interest income:
     External sources                           6,143            2,345           1,396                             9,884
     Other operating segments                      --            3,242             966           (4,208)              --
Non-interest expense                           22,695            4,284           5,566           (4,208)          28,337
                                           ----------      -----------     -----------       ----------       ----------
Income before income taxes                     13,094            1,341          (4,534)              --            9,901
Income tax expense (benefit)                    4,435              532          (1,478)              --            3,489
                                           ----------      -----------     -----------       ----------       ----------

Net income                                 $    8,659              809          (3,056)              --            6,412
                                           ==========      ===========     ============      ==========       ==========


Depreciation and amortization expense      $    1,170                3           2,194               --            3,367
                                           ==========      ===========     ===========      ===========       ==========


                                                                 Three Months Ended March 31, 2000
                                          -------------------------------------------------------------------------------
                                                                                Other
                                             Community       Technology        Support      Elimination     Consolidated
                                              Banking         Services        Services        Entries           Total
                                          -------------------------------------------------------------------------------
Net interest income (expense)              $   28,242                4          (1,214)              --           27,032
Provision for loan losses                       1,245               --              --               --            1,245
                                           ----------      -----------     -----------      -----------      -----------
Net interest income after provision            26,997                4          (1,214)              --           25,787
Non-interest income:
     External sources                           5,359            2,117           1,462                             8,938
     Other operating segments                     --             1,669             897           (2,566)              --
Non-interest expense                           19,592            2,662           4,121           (2,566)          23,809
                                           ----------      -----------     -----------      -----------      -----------
Income before income taxes                     12,764            1,128          (2,976)              --           10,916
Income tax expense (benefit)                    4,451              446          (1,000)              --            3,897
                                           ----------      -----------     -----------      -----------      -----------
Net income                                 $    8,313              682          (1,976)              --            7,019
                                           ==========      ===========     ===========      ===========      ===========

Depreciation and amortization expense      $    1,011                2           1,889               --            2,902
                                           ==========      ===========     ===========      ===========      ===========

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three month period ended March 31, 2001, with comparisons to 2000 as applicable. All earnings per share figures are presented on a diluted basis.

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

ASSET LIABILITY MANAGEMENT
       Interest Rate Sensitivity. The primary objective of the Company's asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional interest rate gap analysis.

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

OVERVIEW
       The Company reported net income of $6.4 million, or $0.80 per share for the three months ended March 31, 2001, as compared to $7.0 million, or $0.87 per share recorded in the same period in 2000. This decrease in net income is primarily due to the short-term adverse impact of thirteen new branches opened or acquired since January 1, 2000.

EARNING ASSETS
       Earning assets of $2,663 million at March 31, 2001 increased $62 million, or 2.3%, from $2,601 million at December 31, 2000 primarily due to increases in Federal funds sold and internally generated loan growth.

       Loans. Total loans increased $24 million, or 1.2%, to $1,996 million as of March 31, 2001 from $1,972 million as of December 31, 2000. All major categories of loans except agricultural loans increased from December 31, 2000 with the most significant growth occurring in real estate loans.

       Investment Securities. The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $58 million, or 9.3%, to $569 million as of March 31, 2001 from $627 million as of December 31, 2000. Proceeds from maturities, calls and principal paydowns during the first quarter of 2001 were deployed to fund increases in short-term cash equivalent investments and to reduce other borrowed funds.

       Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $71 million, or 42.0%, to $240 million as of March 31, 2001 from $169 million as of December 31, 2000. Excess funds generated by deposit growth and maturities and paydowns on investment securities were temporarily invested in short-term cash equivalent investments.

       Income from Earning Assets. Interest income increased $6.6 million, or 13.3%, to $56.2 million for the three months ended March 31, 2001 from $49.6 million for the same period in 2000 due primarily to continued strong loan demand combined with increases in loan yields and loan fees. On a fully taxable equivalent basis, average earning assets for the three month period ended March 31, 2001 of $2,605 million yielded 8.76% while average earning assets of $2,350 million for the three months ended March 31, 2000 yielded 8.49%. New branches opened or acquired since January 2000 contributed $2.3 million of interest income during the first quarter 2001 on average earning assets of $98.5 million.

FUNDING SOURCES
       The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

       Deposits. Total deposits increased $58 million, or 2.5%, to $2,423 million as of March 31, 2001 from $2,365 million as of December 31, 2000 primarily due to internal growth. Increases in deposits were used primarily to fund loan growth and to reduce other borrowed funds.

       Other Funding Sources. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with commercial depositors, long-term borrowings and, on a seasonal basis, Federal funds purchased. Because the Company's funding requirements were primarily met through deposit growth and liquidation of investment securities, other funding sources decreased $31 million, or 10.4%, to $266 million as of March 31, 2001 from $297 million as of December 31, 2000.

       Cost of Funding Sources. Interest expense for the three months ended March 31, 2001 of $26.7 million increased $4.1 million, or 18.1%, from $22.6 million for the same period in 2000. This increase is primarily due to higher volumes of interest-bearing liabilities, shifts in the mix of interest-bearing liabilities toward higher yielding time deposits and increases in interest rates paid. Average interest-bearing liabilities and trust preferred securities of $2,262 million during the three months ended March 31, 2001 cost 4.78% while average interest-bearing liabilities and trust preferred securities of $2,041 million during the three months ended March 31, 2000 cost 4.45%. New branches opened or acquired since January 2000 recorded interest expense of $1.1 million on average interest-bearing liabilities of $88.8 million.

NET INTEREST INCOME
         The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Net interest income on a fully-taxable equivalent ("FTE") basis of $30.3 million for the quarter ended March 31, 2001 increased $2.6 million, or 9.4%, from $27.7 million for the same period in the prior year. The net interest margin ratio remained stable at 4.72% for the three months ended March 31, 2001 as compared to 4.74% for the same period in 2000.

PROVISION FOR LOAN LOSS
       Provision for Loan Losses. The provision for loan losses creates an allowance for loan losses inherent in the portfolio. The loan loss provision each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provision for loan losses. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. The provision for loan losses decreased $42 thousand, or 3.4%, during the three months ended March 31, 2001 as compared to the same period in the prior year.

       Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $4 million, or 12.1%, to $29 million as of March 31, 2001 as compared to $33 million as of March 31, 2000 primarily due to loan paydowns by one commercial borrower. At March 31, 2001, the ratio of non-performing loans to total loans was 1.45%. Non-performing loans as of December 31, 2000 totaled $27 million, or 1.37% of total loans.

NON-INTEREST INCOME
       The Company's principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $1.0 million, or 11.2%, to $9.9 million for the three months ended March 31, 2001 from $8.9 million for the same period in 2000. Increases in non-interest income were a function of changes in each of the principal categories, as discussed below.

       Service Charges on Deposit Accounts. Service charges on deposit accounts increased $594 thousand, or 20.7%, to $3.5 million for the three months ended March 31, 2001 from $2.9 million for the same period in 2000. New branches opened or acquired since January 2000 contributed $200 thousand of the increase. The remaining increase is primarily due to overdraft fees.

       Technology Services Revenues. Technology services revenues decreased $150 thousand, or 8.0%, to $2.3 million for the quarter ended March 31, 2001 from $2.5 million for the same period in 2000. Increases in core data processing revenues were offset by decreases in IP service revenues. In addition, ATM rates were reduced an average of 18% during the third quarter of 2000 due to competitive pressure in the Company's market areas resulting in a $91 thousand decrease in ATM fee income for the three months ended March 31, 2001 as compared to the same period in the prior year.

       Other Service Charges, Commissions and Fees. Other service charges, commissions and fees increased $288 thousand, or 20.0%, to $1.8 million for the quarter ended March 31, 2001 as compared to $1.5 million for the same period in the prior year primarily due to loan servicing income resulting from the acquisition of loan servicing rights in late December 2000.

       Other Real Estate Income/Expense. Variations in net other real estate
(OREO) income/expense during the periods resulted principally from fluctuations in gains and losses on sales of OREO. The Company incurred net OREO expense of $47 thousand for the three month period ended March 31, 2001 as compared to net OREO income of $60 thousand during the same period in 2000.

       Other Income. Other income, primarily brokerage fees, check printing income and gains on the sale of fixed assets, increased $283 thousand to $1.1 million for the three months ended March 31, 2001 from $851 thousand for the same period in the prior year primarily due to gains on sales of fixed assets.

OTHER OPERATING EXPENSE
       Other operating expenses increased $4.5 million, or 18.9%, to $28.3 million for the quarter ended March 31, 2001 from $23.8 million for the same period in 2000. Significant components of this increase are discussed below:

       Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $2.6 million, or 20.6%, to $15.2 million for the three months ended March 31, 2001 as compared to $12.6 million for the same period in the prior year. Increases of approximately $880 thousand are directly attributable to new branches opened or acquired since January 2000. In addition, approximately $382 thousand of the increase is due to remeasurement of compensation expense related to outstanding stock options. The remaining increase is primarily due to increases in administrative staffing levels to support the Company's expanding number of branches, increases in group health insurance premiums and inflationary wage increases.

       Occupancy. Occupancy expense increased $394 thousand, or 21.1%, to $2.3 million for the three months ended March 31, 2001 compared to $1.9 million for the same period in 2000. Approximately $196 thousand of this increase is directly attributable to new branches opened or acquired since January 2000. The remaining increase is primarily due to increased depreciation and maintenance costs associated with the remodel and upgrade of existing facilities.

       Furniture and Equipment. Furniture and equipment expenses increased $203 thousand, or 7.7% to $2.8 million for the three months ended March 31, 2001 from $2.6 million for the same period in 2000. Approximately $91 thousand of this increase is directly attributable to new branches opened or acquired since January 2000. The remaining increase is largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with check-imagining technology.

       Goodwill and Core Deposit Intangible Amortization Expense. Goodwill and core deposit intangible amortization expense increased $165 thousand, or 21.6%, to $929 thousand for the three months ended March 31, 2001 from $764 thousand for the same period in the prior year due to the acquisition of two banking offices during the third quarter of 2000.

       Other Expenses. Other expenses include advertising and public relation costs, legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and mortgage servicing intangible amortization. Other expenses increased $1.2 million, or 21.1%, to $6.9 million for the quarter ended March 31, 2001 from $5.7 million for the same period in 2000. Approximately $320 thousand of this increase is directly attributable to new branches opened or acquired since January 2000. In addition, during the first quarter of 2001, the Company recorded impairment on its capitalized mortgage servicing rights of $126 thousand, wrote down the value of bank premises $85 thousand and recorded unrealized holding losses of $96 thousand on insurance company demutualization stocks. The remaining increase is primarily due to increases in mortgage servicing intangible amortization expense related to growth in the Company's loan servicing portfolio and increases in postage expense.

SEGMENT RESULTS
       The following paragraphs contain a discussion of the financial performance of each of the Company's reportable segments for the three months ended March 31, 2001 and 2000.

       Community Banking. Community banking encompasses consumer and commercial banking services offered to individual and business customers. The Community Banking reporting segment's net income increased $346 thousand, or 3.6%, to $8.7 million for the three month period ended March 31, 2001 as compared to $8.3 million for the same period in the prior year primarily due to increases in net interest income; loan and overdraft fees; and, gains on sales of fixed assets. These increases were partially offset by the write-down of bank premises and net losses incurred by the thirteen new branches opened or acquired since January 2000.

       Technology Services. The Technology Services reporting segment encompasses technology services provided to the Company's banking subsidiaries and to non-affiliated financial institutions. Technology services' net income increased $127 thousand, or 18.6%, to $809 thousand for the three month period ended March 31, 2001 from $682 thousand for the same period in the prior year. On January 1, 2001, the Company transferred item proof and capture services ("IP services") from Other Support Services to the Technology Services reporting segment. Because expenses associated with IP services prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported have not been reclassified to reflect the transfer. Technology Services revenues from other operating segments and non-interest expense each increased $1.6 million during the three months ended March 31, 2001 as compared to the same period in the prior year due primarily to revenues and expenses associated with IP services. Revenues from external sources increased $228,000 during the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to core data processing revenues.

       Other Support Services. Other Support Services consist primarily of the Company's operational, financial, administrative, treasury and mortgage servicing centers. Net losses generated by Other Support Services of $3.1 million for the three months ended March 31, 2001 increased $1.1 million, or 55.0%, from $2.0 million for the same period in the prior year primarily due to compensation expense related to the remeasurement of outstanding stock options, increases in administrative staffing levels to support the Company's expanding number of branches, increased goodwill and core deposit intangible amortization expense resulting from an acquisition in third quarter of 2000, impairment recorded on mortgage servicing rights and unrealized holding losses on insurance company demutualization stocks recorded during the first quarter of 2001.

                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of March 31, 2001, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 2000 Form 10-K.

                                    PART II.

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                           There have been no material changes in legal proceedings from December 31, 2000.


ITEM 2.           CHANGES IN SECURITIES
                           None.


ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None.


ITEM 5.           OTHER INFORMATION
                           Not applicable or required.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits.
                               None

                  (b) A report on Form 8-K dated April 5, 2001 was filed by the Company providing notification of pending restatement of previously filed financial statements and notification of late filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         FIRST INTERSTATE BANCSYSTEM, INC.





Date   May 9, 2001                      /s/ THOMAS W. SCOTT
     -------------------------          -----------------------------------
                                        Thomas W. Scott
                                        Chief Executive Officer





Date   May 9, 2001                      /s/ TERRILL R. MOORE
     -------------------------          -----------------------------------
                                        Terrill R. Moore
                                        Senior Vice President and
                                        Chief Financial Officer