Form 10-Q/A
period 1998-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _______ to _______


                    COMMISSION FILE NUMBER   333-3250
                                          ---------------


                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Montana                               81-0331430
      -------------------------------              -------------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)


  PO Box 30918, 401 North 31st Street, Billings, MT     59116-0918
  -------------------------------------------------     ----------
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


================================================================================

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q


                            Index                                                        Page
                            -----                                                        ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                      3

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997                                     4

                  Consolidated Statements of Income
                  Three months ended March 31, 1998 and 1997                               5

                  Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 1998 and year ended December 31, 1997       6

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 1998 and 1997                               7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1998 and 1997 consolidated financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               11

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              14

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                                       15

         Item 2 - Changes in Securities                                                   15

         Item 3 - Defaults on Senior Securities                                           15

         Item 4 - Submission of Matters to a Vote of Security Holders                     15

         Item 5 - Other Information                                                       15

         Item 6 - Exhibits and Reports on Form 8-K                                        15


SIGNATURES                                                                                16

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                    March 31,      December 31,
                        Assets                                        1998             1997
                        ------                                     ----------      -------------
                                                                   (Restated)       (Restated)
Cash and due from banks                                            $  125,567          136,025
Federal funds sold                                                     70,015           58,675
Interest bearing deposits in banks                                     20,068           34,447
Investment securities:
    Available-for-sale                                                252,040          188,650
    Held-to-maturity                                                  214,094          236,953
                                                                   ----------       ----------
                                                                      466,134          425,603

Loans                                                               1,461,818        1,470,414
Less allowance for loan losses                                         29,022           28,180
                                                                   ----------       ----------
    Net loans                                                       1,432,796        1,442,234

Premises and equipment, net                                            61,792           61,274
Accrued interest receivable                                            21,204           22,046
Goodwill, net of accumulated amortization of $9,122 at
  March 31, 1998 (unaudited) and $8,486 at December 31, 1997           31,165           31,801
Other real estate owned, net                                            1,441            1,362
Deferred tax asset                                                      6,938            6,635
Other assets                                                           15,000           15,331
                                                                   ----------       ----------
           Total assets                                            $2,252,120        2,235,433
                                                                   ==========       ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

Deposits:
    Noninterest bearing                                            $  351,991          372,056
    Interest bearing                                                1,485,253        1,432,950
                                                                   ----------       ----------
      Total deposits                                                1,837,244        1,805,006

Federal funds purchased                                                 2,000            4,025
Securities sold under repurchase agreements                           159,578          176,350
Accounts payable and accrued expenses                                  23,605           21,864
Other borrowed funds                                                    9,676           11,591
Long-term debt                                                         31,355           31,526
                                                                   ----------       ----------
      Total liabilities                                             2,063,458        2,050,362

Mandatorily redeemable securities of subsidiary trust                  40,000           40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares;
  issued and outstanding 8,021,906 shares as of March 31, 1998
  (unaudited) and 8,030,799 shares as of December 31, 1997             11,643           11,860
Retained earnings                                                     136,237          132,311
Accumulated other comprehensive income                                    782              900
                                                                   ----------       ----------
      Total stockholders' equity                                      148,662          145,071
                                                                   ----------       ----------
           Total liabilities and stockholders' equity              $2,252,120        2,235,433
                                                                   ==========       ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                 For the three months
                                                                    ended March 31,
                                                                ----------   ----------
                                                                   1998         1997
                                                                (Restated)   (Restated)
                                                                ----------   ----------
Interest income:
  Interest and fees on loans                                   $  35,191       33,330
  Interest and dividends on investment securities:
    Taxable                                                        6,323        5,343
    Exempt from Federal taxes                                        326          251
    Interest on deposits with banks                                  195           85
  Interest on Federal funds sold                                     966          152
                                                               ---------    ---------
      Total interest income                                       43,001       39,161
                                                               ---------    ---------
Interest expense:
  Interest on deposits                                            16,237       13,387
  Interest on Federal funds purchased                                 38          318
  Interest on securities sold under repurchase agreements          1,774        1,325
  Interest on other borrowed funds                                   108           73
  Interest on long-term debt                                         661        1,289
  Interest on mandatorily redeemable securities of
    subsidiary trust                                                 888           --
                                                               ---------    ---------
      Total interest expense                                      19,706       16,392
                                                               ---------    ---------
      Net interest income                                         23,295       22,769
  Provision for loan losses                                        1,065        1,223
                                                               ---------    ---------
      Net interest income after provision for loan losses         22,230       21,546
Other operating income:
  Income from fiduciary activities                                 1,206        1,033
  Service charges on deposit accounts                              2,490        2,379
  Data processing                                                  2,304        1,841
  Other service charges, commissions, and fees                       869          892
  Net investment securities gains                                     42           58
  Other real estate income, net of expense                           185          134
  Other income                                                       414          422
                                                               ---------    ---------
      Total other operating income                                 7,510        6,759
                                                               ---------    ---------
Other operating expenses:
  Salaries and wages                                               7,797        6,987
  Employee benefits                                                3,440        3,159
  Occupancy expense, net                                           1,611        1,600
  Furniture and equipment expenses                                 2,052        1,819
  FDIC insurance                                                      54           51
  Other expenses                                                   5,630        5,384
                                                               ---------    ---------
      Total other operating expenses                              20,584       19,000
                                                               ---------    ---------

Income before income taxes                                         9,156        9,305
Income tax expense                                                 3,466        3,548
                                                               ---------    ---------

      Net income                                               $   5,690        5,757
                                                               =========    =========

Basic earnings per common share                                $    0.71         0.67
                                                               =========    =========
Diluted earnings per common share                              $    0.70         0.67
                                                               =========    =========
Dividends per common share                                     $    0.22         0.22
                                                               =========    =========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      For the three months
                                                                         ended March 31,
                                                                     ----------   ----------
                                                                        1998         1997
                                                                     (Restated)   (Restated)
                                                                     ----------   ----------
Net income                                                            $  5,690       5,757
Other comprehensive income, net of tax:
    Unrealized gains on investment securities:
           Unrealized holding gains arising during period                 (143)       (361)
           Less: reclassification adjustment for gains
             included in net income                                         25          35
                                                                      --------    --------
        Other comprehensive income                                        (118)       (326)
                                                                      --------    --------

        Comprehensive income                                          $  5,572       5,431
                                                                      ========    ========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          For the three months
                                                                             ended March 31,
                                                                       -------------------------
                                                                          1998           1997
                                                                       (Restated)     (Restated)
                                                                       ----------     ----------
Cash flows from operating activities:
  Net income                                                           $  5,690        $  5,757
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Provision for loan and other real estate losses                   1,065           1,223
        Depreciation and amortization                                     2,189           2,177
        Net premium amortization on investment securities                  (143)            246
        Gain on sales of investments                                        (42)            (58)
        Gain on sales of other real estate owned                           (232)           (185)
        Loss on sales of property and equipment                              94               3
        Deferred income taxes                                              (240)           (660)
        Decrease in interest receivable                                     842             323
        Decrease in other assets                                            131           1,859
        Increase in accounts payable and accrued expenses                 1,792           7,821
                                                                       --------        --------
          Net cash provided by operating activities                      11,146          18,506
                                                                       --------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                               (5,597)       (170,215)
          Available-for-sale                                           (111,356)           (442)
                                                                       --------        --------
                                                                       (116,953)       (170,657)
          Proceeds from maturities and paydowns of investment
            securities:
          Held-to-maturity                                               28,599         162,989
          Available-for-sale                                             22,675           5,696
                                                                       --------        --------
                                                                         51,274         168,685
    Proceeds from sales of available-for-sale investment securities      25,152          20,000
    Increase in interest bearing deposits in banks                       14,379           4,512
    Extensions of credit to customers, net of repayments                  7,321         (27,010)
    Recoveries of loans charged-off                                         797             734
    Proceeds from sales of other real estate                                408             853
    Capital distributions from joint venture                                200              --
    Capital expenditures, net                                            (2,165)         (1,978)
                                                                       --------        --------
          Net cash used in investing activities                         (19,587)         (4,861)
                                                                       --------        --------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  32,238         (29,968)
    Net increase (decrease) in Federal funds and repurchase
      agreements                                                        (18,797)          1,874
    Net increase (decrease) in other borrowed funds                      (1,915)         10,827
    Proceeds from long-term borrowings                                    1,428             250
    Repayments of long-term borrowings                                   (1,599)           (658)
    Proceeds from issuance of common stock                                   34             352
    Payments to retire common stock                                        (302)           (513)
    Dividends paid on common stock                                       (1,764)         (1,722)
    Dividends paid on preferred stock                                        --            (421)
                                                                       --------        --------
          Net cash provided by (used in) financing activities             9,323         (19,979)
                                                                       --------        --------
          Net increase (decrease) in cash and cash equivalents              882          (6,334)
Cash and cash equivalents at beginning of period                        194,700         165,907
                                                                       --------        --------
Cash and cash equivalents at end of period                              195,582         159,573
                                                                       ========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             20,242          18,250
    Cash paid during the period for taxes                                    --             300


Noncash investing and financing activities - The Company transferred loans of $255 and $0 to other real estate owned during the three months ended March 31, 1998 and 1997, respectively. In conjunction with the exercise of stock options, the Company transferred $51 and $46 from accrued liabilities to common stock during the three months ended March 31, 1998 and 1997, respectively.


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at March 31, 1998 and December 31, 1997, and the results of consolidated operations and cash flows for each of the three month periods ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1997 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 1998 presentation. For additional information regarding the restatement, see
     Note 5.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

            (Dollars in thousands, except share and per share data)


(3)  Cash Dividends

     On April 14, 1998, the Company declared and paid a cash dividend on first quarter earnings of $0.23 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1998 dividend represents 30% of the Company's net income for the quarter ended March 31, 1998 without taking into effect compensation expense related to stock options.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

        Notes to Unaudited Consolidated Financial Statements -- Concluded
            (Dollars in thousands, except share and per share data)


(5)  Restatement

     In 2000, the Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB Opinion 25 and related interpretations. Accordingly, the Company has restated the accompanying unaudited 1998 and 1997 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                   March 31, 1998            December 31, 1997
                                                ---------------------      ----------------------
                                                Originally                 Originally
                                                 Reported    Restated       Reported     Restated
                                                ----------   --------      ----------    --------
     Consolidated Balance Sheets

     Deferred tax asset                         $    6,015      6,938           5,946       6,635
     Other assets                                   15,003     15,000          15,351      15,331
     Total assets                                2,251,200  2,252,120       2,234,764   2,235,433
     Accounts payable and accrued expenses          21,765     23,605          20,599      21,864
     Common stock                                   11,214     11,643          11,490      11,860
     Retained earnings                             137,586    136,237         133,277     132,311
                                                ==========  =========       =========   =========


                                                            For the three months ended
                                                -------------------------------------------------
                                                    March 31, 1998             March 31, 1997
                                                ---------------------      ----------------------
                                                Originally                 Originally
                                                 Reported    Restated       Reported     Restated
                                                ----------   --------      ----------    --------
     Consolidated Statements of Income

     Employee benefits                          $    2,807      3,440           1,996       3,159
                                                ========== ==========      ==========  ==========

     Income before income taxes                 $    9,789      9,156          10,468       9,305
     Income tax expense                              3,715      3,466           4,006       3,548
                                                ---------- ----------      ----------  ----------

     Net income                                 $    6,074      5,690           6,462       5,757
                                                ========== ==========      ==========  ==========

     Basic earnings per common share            $     0.75       0.71            0.76        0.67
     Diluted earnings per common share                0.75       0.70            0.76        0.67
                                                ========== ==========      ==========  ==========

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (Dollars in thousands, unless otherwise indicated)

      The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three month periods ended March 31, 1998, with comparisons to 1997 as applicable.

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

OVERVIEW

      The Company reported net income of $5.7 million, or $0.71 per share for the three months ended March 31, 1998, as compared to $5.8 million, or $0.67 per share recorded in the same period in 1997. Net income available to common shareholders of $5.7 million the three months ended March 31, 1998 increased $354 from $5.3 million for the same period in 1997.

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

NET INTEREST INCOME

        Net interest income of $23.3 million for the quarter ended March 31, 1998 increased $526, or 2.3%, from $22.8 million for the same period in the prior year. However, increasing competitive pressure on both deposit rates and loan pricing combined with significant deposit growth and a slower rate of loan growth have caused the net interest margin ratio to decrease 41 basis points to 4.79% for the three months ended March 31, 1998, from 5.20% for the same period in 1997.

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

OTHER OPERATING EXPENSE

      Other operating expenses increased $1.6 million, or 8.4%, to $20.6 million for the quarter ended March 31, 1998 from $19.0 million for the same period in 1997. The main components of this increase include salaries and wages, employee benefits and furniture and equipment expenses.

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

      Employee Benefits Expense. Employee benefits expense increased $281, or 8.9%, to $3.4 million for the quarter ended March 31, 1998 from $3.2 million for the same period in 1997. During the first quarter of 1997, the Company recorded compensation expense related to stock options of $1.0 million for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I, Item 1. Exclusive of this adjustment, employee benefits expense increased $1.2 million, or 54.5%, for the three months ended March 31, 1998 as compared to the same period in the prior year. Approximately $740 of the increase relates to remeasurement of compensation expense related to outstanding stock options. In addition, during the first quarter of 1998, the Company recorded a non-recurring expense of $290 for group health insurance premiums due to a change in the provider's billing periods. The remaining increase in employee benefits expense resulted from increases in salaries and wages as discussed above.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       FIRST INTERSTATE BANCSYSTEM, INC.


Date  May 15, 2001                     /s/ THOMAS W. SCOTT
    ------------------------           -----------------------------------------
                                       Thomas W. Scott
                                       Chief Executive Officer


Date  May 15, 2001                     /s/ TERRILL R. MOORE
    ------------------------           -----------------------------------------
                                       Terrill R. Moore
                                       Senior Vice President and
                                       Chief Financial Officer