Form 10-Q/A
period 1998-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Montana                                 81-0331430
        -------------------------------              --------------------
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                Identification No.)


          PO Box 30918, 401 North 31st Street, Billings, MT  59116-0918
          -------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                            Index                                                        Page
                            -----                                                        ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                      3
         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997                                      4

                  Consolidated Statements of Income
                  Three and six months ended June 30, 1998 and 1997                        5

                  Consolidated Statements of Comprehensive Income
                  Three and six months ended June 30, 1998 and 1997                        6

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1998 and 1997                                  7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1998 and 1997 consolidated financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               11

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              15


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                                      16

          Item 2 - Changes in Securities                                                  16

          Item 3 - Defaults on Senior Securities                                          16

          Item 4 - Submission of Matters to a Vote of Security Holders                    16

          Item 5 - Other Information                                                      16

          Item 6 - Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                                17

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                    June 30,        December 31,
                        Assets                                        1998              1997
                                                                   (Restated)        (Restated)
                                                                  -----------       -----------
    Cash and due from banks                                       $   140,103          136,025
    Federal funds sold                                                 45,750           58,675
    Interest bearing deposits in banks                                  7,073           34,447
    Investment securities:
        Available-for-sale                                            293,651          188,650
        Held-to-maturity                                              226,679          236,953
                                                                  -----------       ----------
                                                                      520,330          425,603

    Loans                                                           1,485,589        1,470,414
    Less allowance for loan losses                                     29,309           28,180
                                                                  -----------       ----------
           Net loans                                                1,456,280        1,442,234

    Premises and equipment, net                                        61,095           61,274
    Accrued interest receivable                                        23,905           22,046
    Goodwill, net of accumulated amortization of $9,759 at
        June 30, 1998 (unaudited) and $8,486 at December 31, 1997      30,528           31,801
    Other real estate owned, net                                        1,329            1,362
    Deferred tax asset                                                  9,205            6,635
    Other assets                                                       16,333           15,331
                                                                  -----------       ----------
               Total assets                                       $ 2,311,931        2,235,433
                                                                  ===========       ==========

         Liabilities and Stockholders' Equity

    Deposits:
        Noninterest bearing                                       $   369,273          372,056
        Interest bearing                                            1,525,292        1,432,950
                                                                  -----------       ----------
           Total deposits                                           1,894,565        1,805,006

    Federal funds purchased                                                --            4,025
    Securities sold under repurchase agreements                       163,595          176,350
    Accounts payable and accrued expenses                              24,781           21,864
    Other borrowed funds                                               11,902           11,591
    Long-term debt                                                     24,581           31,526
                                                                  -----------       ----------
           Total liabilities                                        2,119,424        2,050,362

    Mandatorily redeemable securities of subsidiary trust              40,000           40,000

    Stockholders' equity:
    Common stock without par value; authorized 20,000,000 shares;
         issued and outstanding 8,009,346 shares as of June 30,
         1998 (unaudited) and 8,030,799 shares as of December 31,
         1997                                                          11,264           11,860
    Retained earnings                                                 140,351          132,311
    Unrealized gain on securities available-for-sale                      892              900
                                                                  -----------       ----------
           Total stockholders' equity                                 152,507          145,071
                                                                  -----------       ----------
               Total liabilities and stockholders' equity         $ 2,311,931        2,235,433
                                                                  ===========       ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                            For the three months      For the six months
                                                ended June 30,          ended June 30,
                                           ----------------------   ----------------------
                                              1998        1997         1998        1997
                                           (Restated)  (Restated)   (Restated)  (Restated)
                                           ----------  ----------   ----------  ----------
Interest income:
   Interest and fees on loans                $36,107      34,903       71,297     68,233

   Interest and dividends on investment
    securities:
      Taxable                                  6,971       5,419       13,294     10,762
      Exempt from Federal taxes                  458         276          784        527
   Interest on deposit with banks                123          12          318         97
   Interest on Federal funds sold                832         559        1,798        711
                                             -------     -------      -------    -------
     Total interest income                    44,491      41,169       87,491     80,330
                                             -------     -------      -------    -------
Interest expense:
   Interest on deposits                       16,910      14,083       33,147     27,470
   Interest on Federal funds purchased             6         767           44      1,085
   Interest on securities sold under
     repurchase agreements                     1,748       1,486        3,522      2,811
   Interest on other borrowed funds              114         446          222        519
   Interest on long-term debt                    622       1,199        1,283      2,488
   Interest on mandatorily redeemable
     securities of subsidiary trust              882          --        1,770         --
                                             -------     -------      -------    -------
   Total interest expense                     20,282      17,981       39,988     34,373
                                             -------     -------      -------    -------

      Net interest income                     24,209      23,188       47,503     45,957
      Provision for loan losses                1,028       1,058        2,093      2,281
                                             -------     -------      -------    -------
      Net interest income after provision
        for loan losses                       23,181      22,130       45,410     43,676

Other operating income:
   Income from fiduciary activities            1,180         989        2,386      2,022
   Service charges on deposit accounts         2,607       2,531        5,097      4,910
   Data processing                             1,946       1,826        4,250      3,667
   Other service charges, commissions, and
     fees                                      1,041       1,047        1,910      1,939
   Net investment securities gains (losses)      (33)         15            9         73
   Other income                                  471         452          885        874
                                             -------     -------      -------    -------
         Total other operating income          7,212       6,860       14,537     13,485
                                             -------     -------      -------    -------
Other operating expenses:
   Salaries and wages                          8,141       7,215       15,938     14,202
   Employee benefits                           2,839       1,832        6,278      4,991
   Occupancy expense, net                      1,509       1,481        3,120      3,081
   Furniture and equipment expense             2,130       1,935        4,182      3,754
   Other real estate expense (income), net        14          19         (171)      (115)
   FDIC insurance                                 54          50          108        101
   Other expenses                              6,135       5,748       11,765     11,132
                                             -------     -------      -------    -------
         Total other operating expenses       20,822      18,280       41,220     37,146
                                             -------     -------      -------    -------

Income before income taxes                     9,571      10,710       18,727     20,015
Income tax expense                             3,611       4,076        7,077      7,624
                                             -------     -------      -------    -------

         Net income                          $ 5,960       6,634       11,650     12,391
                                             =======     =======      =======    =======

Basic earnings per common share              $  0.74        0.78         1.45       1.45
Diluted earnings per common share            $  0.74        0.78         1.44       1.45
Dividends per common share                   $  0.23        0.25         0.45       0.46


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                               For the three months     For the six months
                                                  ended June 30,          ended June 30,
                                               --------------------    ---------------------
                                                  1998       1997         1998       1997
                                               (Restated) (Restated)   (Restated) (Restated)
                                               ---------- ----------   ---------- ----------
Net income                                       $ 5,960     6,634        11,650     12,391
Other comprehensive income (loss):
 Unrealized gains (losses) on investment
   securities:
      Realized and unrealized holding
        gains (losses) arising during period          64       210            5         (35)
      Add: reclassification adjustment for
        (gains) losses included in net income         33       (15)          (9)        (73)
                                                --------   -------      -------     -------
Other comprehensive income (loss), before tax         97       195           (4)       (108)

Income tax benefit (expense) related to items
 of other comprehensive income                        13        (6)          (4)        (29)
                                                --------   -------      -------     -------

Other comprehensive income (loss), after tax         110       189           (8)       (137)
                                                --------   -------      -------     -------

Comprehensive income                            $  6,070     6,823       11,642      12,254
                                                ========   =======      =======     =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                         For the six months
                                                                            ended June 30,
                                                                      -------------------------
                                                                         1998            1997
                                                                      ---------        --------
Cash flows from operating activities:
  Net income                                                          $  11,650          12,391
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Provision for loan and other real estate losses                   2,093           2,277
        Depreciation and amortization                                     4,622           4,153
        Net premium amortization on investment securities                   208             289
        Gain on sales of investments                                         (9)            (73)
        Gain on sales of other real estate owned                           (240)           (190)
        Loss (gain) on sales of property and equipment                      127             (14)
        Deferred income taxes                                            (2,547)         (2,178)
        Increase in interest receivable                                  (1,859)         (1,493)
        Decrease (increase) in other assets                              (1,203)          1,202
        Increase in accounts payable and accrued expenses                 2,968           1,512
                                                                      ---------        --------
          Net cash provided by operating activities                      15,810          17,876
                                                                      ---------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                              (42,894)       (333,219)
          Available-for-sale                                           (168,663)           (237)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                               52,960         298,953
          Available-for-sale                                             35,449           9,579
    Proceeds from sales of available-for-sale investment securities      28,191          31,158
    Decrease in interest bearing deposits in banks                       27,374           6,508
    Extensions of credit to customers, net of repayments                (17,837)        (99,191)
    Recoveries of loans charged-off                                       1,240           1,652
    Proceeds from sales of other real estate                                731             879
    Capital distributions from joint venture                                200              --
    Capital expenditures, net                                            (3,297)         (3,619)
                                                                      ---------        --------
          Net cash used in investing activities                         (86,546)        (87,537)
                                                                      ---------        --------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  89,559          (6,389)
    Net increase (decrease) in Federal funds and repurchase agreements  (16,780)         48,851
    Net increase in other borrowed funds                                    311          24,201
    Proceeds from long-term borrowings                                    1,428           1,750
    Repayment of long-term borrowings                                    (8,373)        (10,233)
    Proceeds from issuance of common stock                                   40             352
    Payments to retire common stock                                        (687)           (639)
    Dividends paid on common stock                                       (3,609)         (3,656)
    Dividends paid on preferred stock                                        --            (846)
                                                                      ---------        --------
          Net cash provided by financing activities                      61,889          53,391
                                                                      ---------        --------
          Net decrease in cash and cash equivalents                      (8,847)        (16,270)
Cash and cash equivalents at beginning of period                        194,700         165,907
                                                                      ---------        --------
Cash and cash equivalents at end of period                            $ 185,853         149,637
                                                                      =========        ========

Supplemental disclosure of cash flow information:
    Cash paid during period for taxes                                 $   8,770           9,213
    Cash paid during period for interest                                 27,389          21,454
                                                                      =========        ========

Noncash Investing and Financing Activities:
The Company transferred loans of $458 and $237 to other real estate owned during the six months ended June 30, 1998 and 1997, respectively. In conjunction with the exercise of stock options, the Company transferred $51 and $46 from accrued liabilities to common stock during the six month periods ended June 30, 1998 and 1997, respectively.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


                                                       Three months ended             Six months ended
                                                     ----------------------        ----------------------
                                                      6/30/98      6/30/97          6/30/98      6/30/97
                                                     ---------    ---------        ---------    ---------
       Weighted average common shares                8,014,509    7,899,912        8,019,154    7,900,260
       Weighted average potential common shares         69,191       38,336           59,021       36,448

(3)  Cash Dividends

     On July 15, 1998, the Company declared and paid a cash dividend on second quarter earnings of $0.23 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1998 dividend represents 30% of the Company's net income for the quarter ended June 30, 1998 without taking into effect compensation expense related to stock options.

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

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                June 30, 1998             December 31, 1997
                                           ----------------------      -----------------------
                                           Originally                  Originally
                                            Reported     Restated       Reported      Restated
                                           ----------   ---------      ----------    ---------
Consolidated Balance Sheets

Deferred tax asset                         $    8,113       9,205           5,946        6,635
Other assets                                   16,331      16,333          15,351       15,331
Total assets                                2,310,837   2,311,931       2,234,764    2,235,433
Accounts payable and accrued expenses          22,530      24,781          20,599       21,864
Common stock                                   10,801      11,264          11,490       11,860
Retained earnings                             141,971     140,351         133,277      132,311
                                           ==========   =========      ==========    =========




                                                       For the three months ended
                                           ---------------------------------------------------
                                                June 30, 1998               June 30, 1997
                                           ----------------------      -----------------------
                                           Originally                  Originally
                                            Reported     Restated       Reported      Restated
                                           ----------   ---------      ----------    ---------
Consolidated Statements of Income

Employee benefits                          $    2,393       2,839           1,836        1,832
                                           ==========   =========      ==========    =========

Income before income taxes                 $   10,017       9,571          10,706       10,710
Income tax expense                              3,787       3,611           4,074        4,076
                                           ----------   ---------      ----------    ---------

Net income                                 $    6,230       5,960           6,632        6,634
                                           ==========   =========      ==========    =========


Basic earnings per common share            $     0.78        0.74            0.80         0.78
Diluted earnings per common share                0.77        0.74            0.79         0.78
                                           ==========   =========      ==========    =========


                                                        For the six months ended
                                           ---------------------------------------------------
                                                June 30, 1998               June 30, 1997
                                           ----------------------      -----------------------
                                           Originally                  Originally
                                            Reported     Restated       Reported      Restated
                                           ----------   ---------      ----------    ---------
Consolidated Statements of Income

Employee benefits                          $    5,200       6,278           3,832        4,991
                                           ==========   =========      ==========    =========

Income before income taxes                 $   19,805      18,727          21,174       20,015
Income tax expense                              7,502       7,077           8,080        7,624
                                           ----------   ---------      ----------    ---------

Net income                                 $   12,303      11,650          13,094       12,391
                                           ==========   =========      ==========    =========

Basic earnings per common share            $     1.53        1.45            1.54         1.45
Diluted earnings per common share                1.52        1.44            1.54         1.45
                                           ==========   =========      ==========    =========

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

OVERVIEW

      The Company reported net income of $6.0 million, or $0.74 per share for the three months ended June 30, 1998, as compared to $6.6 million, or $0.78 per share recorded in the same period in 1997. For the year to date period ended June 30, 1998, net income was $11.7 million, or $1.45 per share, as compared to $12.4 million, or $1.45 per share for the same period in 1997.

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

OTHER OPERATING EXPENSE

      Other operating expenses increased $2.5 million, or 13.7%, to $20.8 million for the quarter ended June 30, 1998 from $18.3 million for the same period in 1997. For the six months ended June 30, 1998, other operating expenses increased $4.1 million, or 11.1%, to $41.2 million as compared to $37.1 million for the same period in 1997. The main components of the increase include salaries and wages expense, employee benefits expense, furniture and equipment expenses and other expenses.

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

      Employee Benefits Expense. Employee benefits expense increased $1.0 million, or 55.6%, to $2.8 million for the quarter ended June 30, 1998 from $1.8 million for the same period in 1997. Employee benefits expense was up $1.3 million, or 26.0%, to $6.3 million for the six months ended June 30, 1998 from $5.0 million for the same period in 1997. During the first quarter of 1997, the Company recorded compensation expense related to stock options of $1.0 million for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I, Item 1. Exclusive of this adjustment, employee benefits expense increased $2.3 million, or 57.5%, for the six months ended June 30, 1998 as compared to the same period in the prior year. Approximately $1.5 million of the increase relates to remeasurement of compensation expense related to outstanding stock options. The remaining increase in employee benefits expense resulted from increases in salaries and wages as discussed above.

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





Date  May 16, 2001                     /s/ THOMAS W. SCOTT
     ------------------------          -----------------------------------------
                                           Thomas W. Scott
                                           Chief Executive Officer





Date  May 16, 2001                     /s/ TERRILL R. MOORE
     ------------------------          -----------------------------------------
                                           Terrill R. Moore
                                           Senior Vice President and
                                           Chief Financial Officer