Form 10-Q/A
period 1998-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _______ to _______


                    COMMISSION FILE NUMBER    333-3250
                                          -----------------


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


                            Index                                                        Page
                            -----                                                        ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                      3

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997                                 4

                  Consolidated Statements of Income
                  Three and nine months ended September 30, 1998 and 1997                  5

                  Consolidated Statements of Comprehensive Income
                  Three and nine months ended September 30, 1998 and 1997                  6

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997                            7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1998 and 1997 consolidated financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               11

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              16

PART II.  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                       17

         Item 2 - Changes in Securities                                                   17

         Item 3 - Defaults on Senior Securities                                           17

         Item 4 - Submission of Matters to a Vote of Security Holders                     17

         Item 5 - Other Information                                                       17

         Item 6 - Exhibits and Reports on Form 8-K                                        17


SIGNATURES                                                                                18

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I,
Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                 September 30,     December 31,
                        Assets                                       1998              1997
                        ------                                   -------------     ------------
                                                                  (Restated)        (Restated)
    Cash and due from banks                                       $   126,720          136,025
    Federal funds sold                                                 47,270           58,675
    Interest bearing deposits in banks                                 18,969           34,447
    Investment securities:
        Available-for-sale                                            365,006          188,650
        Held-to-maturity                                              225,735          236,953
                                                                  -----------       ----------
                                                                      590,741          425,603

    Loans                                                           1,469,151        1,470,414
    Less allowance for loan losses                                     30,116           28,180
                                                                  -----------       ----------
           Net loans                                                1,439,035        1,442,234

    Premises and equipment, net                                        62,369           61,274
    Accrued interest receivable                                        26,076           22,046
    Goodwill, net of accumulated amortization of $10,334 at
        September 30, 1998 (unaudited) and $8,486 at
        December 31, 1997                                              29,953           31,801
    Other real estate owned, net                                        1,346            1,362
    Deferred tax asset                                                  7,594            6,635
    Other assets                                                       16,320           15,331
                                                                  -----------       ----------
               Total assets                                       $ 2,366,393        2,235,433
                                                                  ===========       ==========

         Liabilities and Stockholders' Equity
         ------------------------------------

    Deposits:
        Noninterest bearing                                       $   367,616          372,056
        Interest bearing                                            1,575,745        1,432,950
                                                                  -----------       ----------
           Total deposits                                           1,943,361        1,805,006

    Federal funds purchased                                                --            4,025
    Securities sold under repurchase agreements                       158,111          176,350
    Accounts payable and accrued expenses                              27,545           21,864
    Other borrowed funds                                               11,378           11,591
    Long-term debt                                                     24,563           31,526
                                                                  -----------       ----------
           Total liabilities                                        2,164,958        2,050,362

    Mandatorily redeemable securities of subsidiary trust              40,000           40,000

    Stockholders' equity:
    Common stock without par value; authorized 20,000,000 shares;
         issued and outstanding 8,053,707 shares as of
         September 30, 1998 unaudited) and 8,030,799 shares as of
         December 31, 1997                                             12,744           11,860
    Retained earnings                                                 145,199          132,311
    Unrealized gain on securities available-for-sale                    3,492              900
                                                                  -----------       ----------
           Total stockholders' equity                                 161,435          145,071
                                                                  -----------       ----------
               Total liabilities and stockholders' equity         $ 2,366,393        2,235,433
                                                                  ===========       ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                 For the three months     For the nine months
                                                  ended September 30,     ended September 30,
                                                 ---------------------  ----------------------
                                                    1998       1997        1998       1997
                                                 (Restated) (Restated)  (Restated) (Restated)
                                                 ---------- ----------  ---------- ----------
Interest income:
  Interest and fees on loans                     $36,464     36,186      107,761    104,419
  Interest and dividends on investment
   securities:
    Taxable                                        7,859      5,454       21,153     16,216
    Exempt from Federal taxes                        575        272        1,359        799
  Interest on deposits in banks                      179         10          497        107
  Interest on Federal funds sold                     790        388        2,588      1,099
                                                 -------    -------      -------    -------
    Total interest income                         45,867     42,310      133,358    122,640
                                                 -------    -------      -------    -------
Interest expense:
  Interest on deposits                            17,600     14,799       50,747     42,269
  Interest on Federal funds purchased                  1        381           45      1,466
  Interest on securities sold under
   repurchase agreements                           1,788      1,688        5,310      4,499
  Interest on other borrowed funds                   130        231          352        750
  Interest on long-term debt                         532      1,198        1,815      3,686
  Interest on mandatorily redeemable
   securities of subsidiary trust                    882         --        2,652         --
                                                 -------    -------      -------    -------
    Total interest expense                        20,933     18,297       60,921     52,670
                                                 -------    -------      -------    -------

    Net interest income                           24,934     24,013       72,437     69,970
    Provision for loan losses                      1,101      1,007        3,194      3,288
                                                 -------    -------      -------    -------
    Net interest income after provision
     for loan losses                              23,833     23,006       69,243     66,682
Other operating income:
  Income from fiduciary activities                   808        981        3,194      3,003
  Service charges on deposit accounts              2,646      2,459        7,743      7,369
  Data processing                                  1,959      1,811        6,209      5,478
  Other service charges, commissions, and fees     1,482        977        3,392      2,916
  Net investment securities gains (losses)            43         (1)          52         72
  Other real estate income, net                       58        362          229        477
  Other income                                       392        396        1,277      1,270
                                                 -------    -------      -------    -------
      Total other operating income                 7,388      6,985       22,096     20,585
                                                 -------    -------      -------    -------
Other operating expenses:
  Salaries and wages                               8,332      7,487       24,270     21,689
  Employee benefits                                2,863      2,347        9,141      7,338
  Occupancy expense, net                           1,731      1,554        4,851      4,635
  Furniture and equipment expense                  1,995      1,908        6,177      5,662
  FDIC insurance                                      54         54          162        155
  Other expenses                                   5,622      5,682       17,387     16,814
                                                 -------    -------      -------    -------
      Total other operating expenses              20,597     19,032       61,988     56,293
                                                 -------    -------      -------    -------

Income before income taxes                        10,624     10,959       29,351     30,974
Income tax expense                                 3,928      4,153       11,005     11,777
                                                 -------    -------      -------    -------

      Net income                                 $ 6,696      6,806       18,346     19,197
                                                 =======    =======      =======    =======

Basic earnings per common share                  $  0.83       0.80         2.29       2.25
Diluted earnings per common share                $  0.83       0.80         2.27       2.25
Dividends per common share                       $  0.23       0.25         0.68       0.71


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                      For the three months     For the nine months
                                                       ended September 30,      ended September 30,
                                                     ----------------------   ---------------------
                                                        1998        1997         1998        1997
                                                     -----------  ---------   ----------  ----------
                                                     (Restated)  (Restated)   (Restated)  (Restated)
Net income                                             $ 6,696      6,806       18,346     19,197
Other comprehensive income:
 Unrealized gains (losses) on investment securities:
       Realized and unrealized holding gains arising
         during period                                   2,660        291        2,664        255
       Add: reclassification adjustment for (gains)
         losses included in net income                     (43)         1          (52)       (72)
                                                       -------    -------      -------    -------
Other comprehensive income, before tax                   2,617        292        2,612        183

Income tax expense related to items of other
   comprehensive income                                    (17)        --          (20)       (28)
                                                       -------    -------      -------    -------

Other comprehensive income, after tax                    2,600        292        2,592        155
                                                       -------    -------      -------    -------

Comprehensive income                                   $ 9,296      7,098       20,938     19,352
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                         For the nine months
                                                                          ended September 30,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
                                                                      (Restated)      (Restated)
Cash flows from operating activities:
  Net income                                                          $  18,346          19,197
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan and other real estate losses                   3,194           3,284
        Depreciation and amortization                                     6,616           6,538
        Net premium amortization on investment securities                   316             311
        Gain on sales of investments                                        (52)            (72)
        Gain on sales of other real estate owned                           (240)           (479)
        Loss (gain) on sales of property and equipment                      135             (23)
        Deferred income taxes                                            (2,503)         (2,921)
        Increase in interest receivable                                  (4,030)         (4,511)
        Decrease (increase) in other assets                              (1,189)          3,906
        Increase in accounts payable and accrued expenses                 5,732           7,365
                                                                      ---------        --------
          Net cash provided by operating activities                      26,325          32,595
                                                                      ---------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                              (67,159)       (421,733)
          Available-for-sale                                           (280,997)        (51,006)
    Proceeds from maturities and paydowns of investment
      securities:
          Held-to-maturity                                               77,989         444,692
          Available-for-sale                                             93,863          15,790
    Proceeds from sales of available-for-sale investment securities      15,038          31,265
    Decrease in interest bearing deposits in banks                       15,478           6,503
    Extensions of credit to customers, net of repayments                 (3,047)        (97,440)
    Recoveries of loans charged-off                                       2,318           2,320
    Proceeds from sales of other real estate                                990           1,840
    Capital distributions from joint venture                                200              --
    Capital expenditures, net                                            (5,998)         (5,487)
                                                                      ---------        --------
          Net cash used in investing activities                        (151,325)        (73,256)
                                                                      ---------        --------
Cash flows from financing activities:
    Net increase in deposits                                            138,355          72,068
    Net increase (decrease) in Federal funds and repurchase
      agreements                                                        (22,264)         30,487
    Net decrease in other borrowed funds                                   (213)         (3,226)
    Proceeds from long-term borrowings                                    2,428           3,500
    Repayment of long-term borrowings                                    (9,391)        (14,086)
    Proceeds from issuance of common stock                                2,222           2,245
    Payments to retire common stock                                      (1,389)         (1,197)
    Dividends paid on common stock                                       (5,458)         (5,648)
    Dividends paid on preferred stock                                        --          (1,276)
                                                                      ---------        --------
          Net cash provided by financing activities                     104,290          82,867
                                                                      ---------        --------
          Net decrease in cash and cash equivalents                     (20,710)        (42,206)
Cash and cash equivalents at beginning of period                        194,700         165,907
                                                                      ---------        --------
Cash and cash equivalents at end of period                            $ 173,990         208,113
                                                                      =========        ========

Supplemental disclosure of cash flow information:
    Cash paid during period for taxes                                 $  12,520          13,873
    Cash paid during period for interest                                 46,151          37,713
                                                                      =========        ========


Noncash Investing and Financing Activities:

The Company transferred loans of $734 and $817 to other real estate owned during the nine months ended September 30, 1998 and 1997, respectively. In conjunction with the exercise of stock options, the Company transferred $51 and $46 from accrued liabilities to common stock during the nine months ended September 30, 1998 and 1997, respectively.


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

            (Dollars in thousands, except share and per share data)


                                             Three months ended            Nine months ended
                                             -------------------         ---------------------
                                             9/30/98     9/30/97         9/30/98       9/30/97
                                             -------     -------         -------       -------
Weighted average common shares              8,024,038   7,909,050       8,024,016     7,915,639
Weighted average potential common shares       73,400      46,338          65,455        39,813

(3)  Cash Dividends

     On October 14, 1998, the Company declared and paid a cash dividend on third quarter earnings of $0.26 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1998 dividend represents 30% of the Company's net income for the quarter ended September 30, 1998 without taking into effect compensation expense related to stock options.

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

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                    September 30, 1998        December 31, 1997
                                                  ---------------------     ----------------------
                                                  Originally                Originally
                                                   Reported    Restated      Reported     Restated
                                                  ----------   --------     ----------    --------
     Consolidated Balance Sheets

     Deferred tax asset                         $    6,302        7,594           5,946       6,635
     Other assets                                   16,317       16,320          15,351      15,331
     Total assets                                2,365,098    2,366,393       2,234,764   2,235,433
     Accounts payable and accrued expenses          24,785       27,545          20,599      21,864
     Common stock                                   12,281       12,744          11,490      11,860
     Retained earnings                             147,127      145,199         133,277     132,311
                                                ==========   ==========      ==========  ==========

                                                             For the three months ended
                                                  ------------------------------------------------
                                                   September 30, 1998         September 30, 1997
                                                  ---------------------     ----------------------
                                                  Originally                Originally
                                                   Reported    Restated      Reported     Restated
                                                  ----------   --------     ----------    --------
     Consolidated Statements of Income

     Employee benefits                          $    2,354        2,863           2,066       2,347
                                                ==========   ==========      ==========  ==========

     Income before income taxes                 $   11,133       10,624          11,240      10,959
     Income tax expense                              4,128        3,928           4,264       4,153
                                                ----------   ----------      ----------  ----------

     Net income                                 $    7,005        6,696           6,976       6,806
                                                ==========   ==========      ==========  ==========

     Basic earnings per common share            $     0.87         0.83            0.83        0.86
     Diluted earnings per common share                0.87         0.83            0.82        0.86
                                                ==========   ==========      ==========  ==========

                                                              For the nine months ended
                                                  ------------------------------------------------
                                                   September 30, 1998         September 30, 1997
                                                  ---------------------     ----------------------
                                                  Originally                Originally
                                                   Reported    Restated      Reported     Restated
                                                  ----------   --------     ----------    --------
     Consolidated Statements of Income

     Employee benefits                          $    7,554        9,141           5,898       7,338
                                                ==========   ==========      ==========  ==========

     Income before income taxes                 $   30,938       29,351          32,414      30,974
     Income tax expense                             11,630       11,005          12,344      11,777
                                                ----------   ----------      ----------  ----------

     Net income                                 $   19,308       18,346          20,070      19,197
                                                ==========   ==========      ==========  ==========

     Basic earnings per common share            $     2.41         2.29            2.37        2.25
     Diluted earnings per common share                2.39         2.27            2.36        2.25
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

OVERVIEW

      The Company reported net income of $6.7 million, or $0.83 per share for the three months ended September 30, 1998, as compared to $6.8 million, or $0.80 per share recorded in the same period in 1997. For the year to date period ended September 30, 1998, net income was $18.3 million, or $2.29 per share, as compared to $19.2 million, or $2.25 per share for the same period in 1997.

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

OTHER OPERATING EXPENSE

      Other operating expenses increased $1.6 million, or 8.4%, to $20.6 million for the quarter ended September 30, 1998 from $19.0 million for the same period in 1997. For the nine months ended September 30, 1998, other operating expenses increased $5.7 million, or 10.1%, to $62.0 million as compared to $56.3 million for the same period in 1997. The main components of the increase include salaries and wages expense and employee benefits expense.

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

      Employee Benefits Expense. Employee benefits expense increased $516,000, or 22.4%, to $2.9 million for the quarter ended September 30, 1998 from $2.3 million for the same period in 1997. Employee benefits expense was up $1.8 million, or 24.7%, to $9.1 million for the nine months ended September 30, 1998 from $7.3 million for the same period in 1997. During the first quarter of 1997, the Company recorded compensation expense related to stock options of $1.0 million for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I,
Item 1. Exclusive of this adjustment, employee benefits expense increased $2.8 million, or 44.4%, for the nine months ended September 30, 1998 as compared to the same period in the prior year. Approximately $2.0 million of the increase relates to remeasurement of compensation expense related to outstanding stock options. The remaining increase in employee benefits expense resulted from increases in salaries and wages as discussed above.

YEAR 2000

      During 1997 the Company established a Year 2000 Taskforce charged with the responsibility of ensuring all internal and external information and non-information technology systems critical to business functions are Year 2000 compliant. The taskforce developed a five phase "key step plan". Each phase is identified and described below:

o Education - during this phase Year 2000 issues relating to the Company are identified, resources are committed and an overall strategy is developed.

o Assessment - during the assessment phase three areas of concern are identified: internal computing systems and programs consisting of hardware, software, networks, processing platforms and computer programs; environmental and non-information technologys systems including security systems, heating, ventilation and air conditioning systems, elevators, and vault systems; and, external vendors and suppliers including entities providing the Company with hardware, software, and office equipment.

o Renovation - code enhancements, hardware and software upgrades, system replacements, vendor certifications are completed during the renovation phase.

o Validation - in this phase, systems will be tested to ensure they will function properly in the Year 2000. Any errors noted during the validation phase will be corrected and the systems will be retested. This phase will continue until all systems are compliant.

o Special Support - the Company will provide staffing support to monitor all systems as the new century approaches and develop contingency plans in the event a system fails.

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