Form 10-Q/A
period 1999-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q

                            Index                                                        Page
                            -----                                                        ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                      3

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1999 (unaudited) and December 31, 1998                         4

                  Consolidated Statements of Income
                  Three months ended March 31, 1999 and 1998 (unaudited)                   5

                  Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 1999 and 1998 (unaudited)                   6

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998 (unaudited)                   7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1999 and 1998 consolidated financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                              11

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk             16


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                                      17

          Item 2 - Changes in Securities                                                  17

          Item 3 - Defaults on Senior Securities                                          17

          Item 4 - Submission of Matters to a Vote of Security Holders                    17

          Item 5 - Other Information                                                      17

          Item 6 - Exhibits and Reports on Form 8-K                                       17


SIGNATURES                                                                                18

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                        Assets                                      March 31,       December 31,
                                                                      1999              1998
                                                                   (Restated)        (Restated)
                                                                   ----------       ------------
Cash and due from banks                                            $  138,415          154,527
Federal funds sold                                                      6,805           31,930
Interest bearing deposits in banks                                         56           17,562
Investment securities:
   Available-for-sale                                                 389,597          379,393
   Held-to-maturity                                                   260,634          299,285
                                                                   ----------       ----------
                                                                      650,231          678,678

Loans                                                               1,512,902        1,484,459
Less allowance for loan losses                                         29,289           28,803
                                                                   ----------       ----------
   Net loans                                                        1,483,613        1,455,656

Premises and equipment, net                                            64,469           63,382
Accrued interest receivable                                            23,156           22,433
Goodwill, net of accumulated amortization of $11,542 at March 31,
   1999 (unaudited) and $10,950 at December 31, 1998                   28,745           29,337
Other real estate owned, net                                              607            1,113
Deferred tax asset                                                      7,560            6,657
Other assets                                                           19,851           18,719
                                                                   ----------       ----------
           Total assets                                            $2,423,508        2,479,994
                                                                   ==========       ==========

         Liabilities and Stockholders' Equity

Deposits:
   Noninterest bearing                                             $  376,633          390,998
   Interest bearing                                                 1,637,073        1,650,934
                                                                   ----------       ----------
    Total deposits                                                  2,013,706        2,041,932

Federal funds purchased                                                 1,300            1,675
Securities sold under repurchase agreements                           145,686          173,593
Accrued interest payable                                               12,351           13,364
Accounts payable and accrued expenses                                  15,524           13,039
Other borrowed funds                                                    7,006            9,828
Long-term debt                                                         23,838           24,288
                                                                   ----------       ----------
        Total liabilities                                           2,219,411        2,277,719

Mandatorily redeemable preferred securities of subsidiary
   trust                                                               40,000           40,000

Stockholders' equity:
Common stock without par value; authorized 20,000,000 shares;
  issued and outstanding 7,966,768 shares as of March 31, 1999
  (unaudited) and 7,988,573 shares as of  December 31, 1998             9,712           10,468
Retained earnings                                                     154,059          149,639
Accumulated other comprehensive income                                    326            2,168
                                                                   ----------       ----------
    Total stockholders' equity                                        164,097          162,275
                                                                   ----------       ----------
           Total liabilities and stockholders'equity               $2,423,508        2,479,994
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                               For the three months
                                                                  ended March 31,
                                                              -----------------------
                                                                 1999         1998
                                                              (Restated)   (Restated)
                                                              ----------   ----------
Interest income:
   Interest and fees on loans                                  $  34,623       35,191
   Interest and dividends on investment securities:
      Taxable                                                      8,771        6,323
      Exempt from Federal taxes                                      795          326
   Interest on deposits with banks                                    58          195
   Interest on Federal funds sold                                    292          966
                                                               ---------    ---------
       Total interest income                                      44,539       43,001
                                                               ---------    ---------
Interest expense:
   Interest on deposits                                           16,579       16,237
   Interest on Federal funds purchased                                16           38
   Interest on securities sold under repurchase agreements         1,468        1,774
   Interest on other borrowed funds                                   83          108
   Interest on long-term debt                                        502          661
   Interest on mandatorily redeemable preferred securities of
    subsidiary trust                                                 882          888
                                                               ---------    ---------
       Total interest expense                                     19,530       19,706
                                                               ---------    ---------
       Net interest income                                        25,009       23,295
   Provision for loan losses                                         786        1,065
                                                               ---------    ---------
       Net interest income after provision for loan losses        24,223       22,230

Non-interest income:
   Income from fiduciary activities                                1,179        1,101
   Service charges on deposit accounts                             2,562        2,490
   Data processing                                                 1,709        2,078
   Other fees                                                      1,379        1,200
   Net investment securities gains                                    --           42
   Other real estate income, net                                     380         185
   Other income                                                      436          414
                                                               ---------    ---------
       Total non-interest income                                   7,645        7,510
                                                               ---------    ---------
Non-interest expenses:
   Salaries and wages                                              8,961        7,797
   Employee benefits                                               3,374        3,440
   Occupancy, net                                                  1,738        1,611
   Furniture and equipment                                         2,261        2,052
   FDIC insurance                                                     58           54
   Goodwill and core deposits amortization                           592          694
   Other expenses                                                  5,056        4,936
                                                               ---------    ---------
       Total non-interest expenses                                22,040       20,584
                                                               ---------    ---------
Income before income taxes                                         9,828        9,156
Income tax expense                                                 3,492        3,466
                                                               ---------    ---------
       Net income                                              $   6,336        5,690
                                                               =========    =========

Basic earnings per common share                                $    0.79         0.71
                                                               =========    =========
Diluted earnings per common share                              $    0.78         0.70
                                                               =========    =========
Dividends per common share                                     $    0.24         0.22
                                                               =========    =========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      For the three months
                                                                         ended March 31,
                                                                    ------------------------
                                                                        1999         1998
                                                                    (Restated)    (Restated)
                                                                    ----------    ----------
Net income                                                           $  6,336        5,690
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities:
           Realized and unrealized holding losses arising
             during period                                             (3,020)        (151)
           Add:  reclassification adjustment for (gains) losses
                   included in net income                                  --          (42)
                                                                     --------      -------
  Other comprehensive loss, before tax                                 (3,020)        (193)

Income tax expense related to items of other comprehensive income       1,178           75
                                                                     --------      -------

Other comprehensive loss, after tax                                    (1,842)        (118)
                                                                     --------      -------

  Comprehensive income                                               $  4,494        5,572
                                                                     ========      =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          For the three months
                                                                             ended March 31,
                                                                       -------------------------
                                                                          1999           1998
                                                                       (Restated)     (Restated)
                                                                       ----------     ----------
Cash flows from operating activities:
  Net income                                                           $  6,336        $  5,690
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan and other real estate losses                     786           1,065
        Depreciation and amortization                                     2,292           2,189
        Net discount accretion on investment securities                     (22)           (143)
        Gain on sales of investments                                         --             (42)
        Gain on sales of other real estate owned                           (403)           (232)
        Loss (gain) on sales of property and equipment                      (25)             94
        Deferred income taxes                                               137            (240)
        Decrease (increase) in interest receivable                         (723)            842
        Decrease (increase) in other assets                              (1,155)            128
        Increase (decrease) in accrued interest payable                  (1,013)            534
        Increase in accounts payable and accrued expenses                 2,700           1,258
                                                                       --------        --------
          Net cash provided by operating activities                       8,910          11,143
                                                                       --------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                              (25,574)         (5,597)
          Available-for-sale                                            (32,582)       (111,356)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                               64,225          28,599
          Available-for-sale                                             19,518          22,675
    Proceeds from sales of available-for-sale investment securities          --          25,152
    Extensions of credit to customers, net of repayments                (29,761)          7,321
    Recoveries of loans charged-off                                         824             797
    Proceeds from sales of other real estate                              1,103             408
    Capital distributions from joint venture                                 --             200
    Capital expenditures, net                                            (2,762)         (2,165)
                                                                       --------        --------
          Net cash used in investing activities                          (5,009)        (33,966)
                                                                       --------        --------
Cash flows from financing activities:
    Net increase (decrease)  in deposits                                (28,226)         32,238
    Net decrease in Federal funds and repurchase agreements             (28,282)        (18,797)
    Net decrease in other borrowed funds                                 (2,822)         (1,915)
    Proceeds from long-term borrowings                                       --           1,428
    Repayments of long-term borrowings                                     (450)         (1,599)
    Net decrease in debt issuance costs                                      24               3
    Proceeds from issuance of common stock                                  198              34
    Payments to retire common stock                                      (1,169)           (302)
    Dividends paid on common stock                                       (1,917)         (1,764)
                                                                       --------        --------
          Net cash provided by (used in) financing activities           (62,644)          9,326
                                                                       --------        --------
          Net decrease in cash and cash equivalents                     (58,743)        (13,497)
Cash and cash equivalents at beginning of period                        204,019         229,147
                                                                       --------        --------
Cash and cash equivalents at end of period                              145,276         215,650
                                                                       ========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             20,543          20,242
    Cash paid during the period for income taxes                          3,995              --

Noncash investing and financing activities - The Company transferred loans of $194 and $255 to other real estate owned during the three month periods ended March 31, 1999 and 1998, respectively. In conjunction with the exercise of stock options, the Company transferred $215 and $51 from accrued liabilities to common stock during the three month periods ended March 31, 1999 and 1998, respectively.

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

                                                                    Three months ended
                                                                 ------------------------
                                                                  3/31/99        3/31/98
                                                                 ---------      ---------
       Weighted average common shares                            7,982,673      8,023,800
       Weighted average potential common shares                    134,962         77,510

     There were no anti-dilutive potential common shares outstanding as of March 31, 1999 or 1998.

(3)  Cash Dividends

     On April 15, 1999, the Company declared and paid a cash dividend on first quarter earnings of $0.27 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1999 dividend represents 30% of the Company's net income for the quarter ended March 31, 1999 without taking into effect compensation expense related to stock options.

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

(5)  Restatement

     In 2000, the Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB Opinion 25 and related interpretations. Accordingly, the Company has restated the accompanying unaudited 1999 and 1998 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                        March 31, 1999           December 31, 1998
                                                   -----------------------    -----------------------
                                                   Originally                 Originally
                                                    Reported     Restated      Reported      Restated
                                                   ----------    ---------    ----------    ---------
       Consolidated Balance Sheets

       Deferred tax asset                          $    5,904        7,560         5,498        6,657
       Other assets                                    19,165       19,851        18,717       18,719
       Total assets                                 2,421,166    2,423,508     2,478,833    2,479,994
       Accounts payable and accrued expenses           10,150       15,524        10,622       13,039
       Common stock                                    10,145        9,712        10,001       10,468
       Retained earnings                              156,658      154,059       151,362      149,639
                                                   ==========    =========     =========    =========

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


                                                         For the three months ended
                                             -------------------------------------------------
                                                 March 31, 1999             March 31, 1998
                                             ---------------------      ----------------------
                                             Originally                 Originally
                                              Reported    Restated       Reported     Restated
                                             ----------   --------      ----------    --------
Consolidated Statements of Income

Employee benefits                            $  1,929      3,374           2,807       3,440
                                             ========     ======          ======      ======

Income before income taxes                   $ 11,273      9,828           9,789       9,156
Income tax expense                              4,060      3,492           3,715       3,466
                                             --------     ------          ------      ------

Net income                                   $  7,213      6,336           6,074       5,690
                                             ========     ======          ======      ======

Basic earnings per common share              $   0.90        0.79           0.75        0.71
Diluted earnings per common share                0.89        0.78           0.75        0.70
                                             ========     =======         ======      ======

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

OVERVIEW

      The Company reported net income of $6.3 million, or $0.79 per share for the three months ended March 31, 1999, as compared to $5.7 million, or $0.71 per share recorded in the same period in 1998. This increase in earnings is largely due to net interest income provided through internal growth in both deposits and loans.

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

OTHER OPERATING EXPENSE

      Other operating expenses increased $1.4 million, or 6.8%, to $22.0 million for the quarter ended March 31, 1999 from $20.6 million for the same period in 1998. Significant components of the increase are discussed below:

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

      Employee Benefits Expense. Exclusive of non-recurring expense of $290,000 for group health insurance premiums recorded during the first quarter of 1998, employee benefits expense increased $224,000 or 6.3%, to $3.4 million for the quarter ended March 31, 1999 as compared to $3.2 million for the same period in 1998. This increase was primarily attributable to increases in staffing levels and inflation as discussed above.

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





Date  May 14, 2001                     /s/ THOMAS W. SCOTT
     ------------------------          -----------------------------------------
                                           Thomas W. Scott
                                           Chief Executive Officer





Date  May 14, 2001                     /s/ TERRILL R. MOORE
     ------------------------          -----------------------------------------
                                           Terrill R. Moore
                                           Senior Vice President and
                                           Chief Financial Officer