Form 10-Q/A
period 1999-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _______ to _______


                   COMMISSION FILE NUMBER     333-3250
                                         -------------------


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


                            Index                                                        Page
                            -----                                                        ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                      3

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1999 (unaudited) and December 31, 1998                          4

                  Consolidated Statements of Income
                  Three and six months ended June 30, 1999 and 1998 (unaudited)            5

                  Consolidated Statements of Comprehensive Income
                  Three and six months ended June 30, 1999 and 1998 (unaudited)            6

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998 (unaudited)                      7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1999 and 1998 consolidated financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               11

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              16


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                                      17

          Item 2 - Changes in Securities                                                  17

          Item 3 - Defaults on Senior Securities                                          17

          Item 4 - Submission of Matters to a Vote of Security Holders                    17

          Item 5 - Other Information                                                      17

          Item 6 - Exhibits and Reports on Form 8-K                                       17


SIGNATURES                                                                                18

                          RESTATEMENT EXPLANATORY NOTE

      In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

      This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I,
Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                   June 30,       December 31,
                        Assets                                       1999             1998
                        ------                                    ----------     ------------
                                                                  (Restated)      (Restated)
    Cash and due from banks                                     $     138,403          154,527
    Federal funds sold                                                 23,580           31,930
    Interest bearing deposits in banks                                 10,165           17,562
    Investment securities:
        Available-for-sale                                            379,414          379,393
        Held-to-maturity                                              262,205          299,285
                                                                -------------     ------------
                                                                      641,619          678,678

    Loans                                                           1,593,710        1,484,459
    Less allowance for loan losses                                     29,509           28,803
                                                                -------------     ------------
           Net loans                                                1,564,201        1,455,656

    Premises and equipment, net                                        65,251           63,382
    Accrued interest receivable                                        23,004           22,433
    Goodwill, net of accumulated amortization of $12,137 at
        June 30, 1999 (unaudited) and $10,950 at
        December 31, 1998                                              28,387           29,337
    Other real estate owned, net                                          544            1,113
    Deferred tax asset                                                 10,350            6,657
    Other assets                                                       21,193           18,719
                                                                -------------     ------------
               Total assets                                     $   2,526,697        2,479,994
                                                                =============     ============

         Liabilities and Stockholders' Equity
         ------------------------------------

    Deposits:
        Noninterest bearing                                     $     380,534          390,998
        Interest bearing                                            1,631,648        1,650,934
                                                                -------------     ------------
           Total deposits                                           2,012,182        2,041,932

    Federal funds purchased                                            43,380            1,675
    Securities sold under repurchase agreements                       155,475          173,593
    Accrued interest payable                                           10,213           13,364
    Accounts payable and accrued expenses                              14,163           13,039
    Other borrowed funds                                               66,751            9,828
    Long-term debt                                                     20,277           24,288
                                                                -------------     ------------
           Total liabilities                                        2,322,441        2,277,719

    Mandatorily redeemable securities of subsidiary trust              40,000           40,000

    Stockholders' equity:
    Common stock without par value; authorized
         20,000,000 shares; issued and outstanding
         7,944,558 shares as of June 30, 1999 (unaudited)
         and 7,988,573 shares as of December 31, 1998                   8,874           10,468
    Retained earnings                                                 158,998          149,639
    Accumulated other comprehensive income(loss)                       (3,616)           2,168
                                                                -------------     ------------
           Total stockholders' equity                                 164,256          162,275
                                                                -------------     ------------
               Total liabilities and stockholders' equity       $   2,526,697        2,479,994
                                                                =============     ============


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                              For the three months      For the six months
                                                 ended June 30,           ended June 30,
                                              ---------------------    --------------------
                                                 1999       1998          1999       1998
                                              (Restated) (Restated)    (Restated) (Restated)
                                              ---------- ----------    ---------- ----------
Interest income:
  Interest and fees on loans                    $ 36,160     36,107       70,783      71,297
  Interest and dividends on investment
   securities:
    Taxable                                        8,635      6,971       17,406      13,294
    Exempt from Federal taxes                        823        458        1,618         784
  Interest on deposit with banks                     124        123          182         318
  Interest on Federal funds sold                     137        832          429       1,798
                                                --------   --------     --------    --------
    Total interest income                         45,879     44,491       90,418      87,491
                                                --------   --------     --------    --------
Interest expense:
  Interest on deposits                            16,305     16,910       32,884      33,147
  Interest on Federal funds purchased                590          6          606          44
  Interest on securities sold under
   repurchase agreements                           1,485      1,748        2,953       3,522
  Interest on other borrowed funds                   284        114          367         222
  Interest on long-term debt                         494        622          996       1,283
  Interest on mandatorily redeemable
   securities of subsidiary trust                    882        882        1,764       1,770
                                                --------   --------     --------    --------
    Total interest expense                        20,040     20,282       39,570      39,988
                                                --------   --------     --------    --------

  Net interest income                             25,839     24,209       50,848      47,503
  Provision for loan losses                          786      1,028        1,572       2,093
                                                --------   --------     --------    --------
  Net interest income after provision
   for loan losses                                25,053     23,181       49,276      45,410
Other operating income:
  Income from fiduciary activities                 1,125      1,027        2,304       2,128
  Service charges on deposit accounts              2,882      2,607        5,444       5,097
  Data processing                                  1,696      1,753        3,405       3,831
  Other service charges, commissions, and fees     1,368      1,234        2,752       2,477
  Net investment securities gains (losses)            --        (33)           1           9
  Other real estate income (expense), net              3        (14)         383         171
  Other income                                       645        624        1,075         995
                                                --------   --------     --------    --------
     Total other operating income                  7,719      7,198       15,364      14,708
                                                --------   --------     --------    --------
Other operating expenses:
  Salaries and wages                               9,014      8,141       17,975      15,938
  Employee benefits                                2,759      2,839        6,133       6,278
  Occupancy expense, net                           1,674      1,569        3,412       3,238
  Furniture and equipment expense                  2,391      2,070        4,652       4,064
  FDIC insurance                                      58         54          116         108
  Goodwill amortization                              595        579        1,187       1,273
  Other expenses                                   5,208      5,556       10,264      10,492
                                                --------   --------     --------    --------
     Total other operating expenses               21,699     20,808       43,739      41,391
                                                --------   --------     --------    --------

Income before income taxes                        11,073      9,571       20,901      18,727
Income tax expense                                 3,984      3,611        7,476       7,077
                                                --------   --------     --------    --------

     Net income                                 $  7,089      5,960       13,425      11,650
                                                ========   ========     ========    ========

Basic earnings per common share                 $   0.89       0.74         1.69        1.45
Diluted earning per common share                $   0.87       0.74         1.66        1.44
Dividends per common share                      $   0.27       0.23         0.51        0.45

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)


                                             For the three months     For the six months
                                                ended June 30,          ended June 30,
                                             --------------------   ---------------------
                                               1999       1998         1999      1998
                                            (Restated) (Restated)   (Restated) (Restated)
                                            ---------- ----------   ---------- ----------
Net income                                   $ 7,089      5,960       13,425     11,650
Other comprehensive income (loss):
 Unrealized gains (losses) on investment
  securities:
      Realized and unrealized holding gains
        (losses) arising during period        (6,461)       147       (9,481)        (4)
      Add: reclassification adjustment
        for (gains) losses included in
        net income                                (1)        33           (1)        (9)
                                             -------    -------       ------    -------
Other comprehensive income (loss),
  before tax                                  (6,462)       180       (9,482)       (13)

Income tax benefit (expense) related
  to items of other comprehensive
  income                                       2,520        (70)       3,698          5
                                             -------    -------       ------    -------

Other comprehensive income (loss),
  after tax                                   (3,942)       110       (5,784)        (8)
                                             -------    -------       ------    -------

Comprehensive income                         $ 3,147      6,070        7,641     11,642
                                             =======    =======       ======    =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                         For the six months
                                                                           ended June 30,
                                                                     --------------------------
                                                                        1999            1998
                                                                     (Restated)      (Restated)
                                                                     ----------      ----------
Cash flows from operating activities:
  Net income                                                         $   13,425          11,650
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Provision for loan loss                                           1,572           2,093
        Depreciation and amortization                                     4,901           4,622
        Net premium amortization on investment securities                   147             208
        Gain on sales of investments                                         (1)             (9)
        Gain on sales of other real estate owned                           (415)           (240)
        Loss (gain) on sales of property and equipment                      (20)            127
        Provision for deferred income taxes                                (180)         (2,547)
        Increase in interest receivable                                    (566)         (1,859)
        Increase in other assets                                         (2,479)         (1,224)
        Increase (decrease) in accrued interest payable                  (3,122)            267
        Increase in accounts payable and accrued expenses                 1,339           2,701
                                                                     ----------      ----------
          Net cash provided by operating activities                      14,601          15,789
                                                                     ----------      ----------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                              (49,859)        (42,894)
          Available-for-sale                                            (38,117)       (168,663)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                               86,898          52,960
          Available-for-sale                                             28,694          35,449
    Proceeds from sales of available-for-sale investment securities          --          28,191
    Extensions of credit to customers, net of repayments               (110,590)        (17,837)
    Recoveries of loans charged-off                                       1,238           1,240
    Proceeds from sales of other real estate                              1,258             731
    Acquisition of branch banks                                          (5,833)             --
    Capital distributions from joint venture                                125             200
    Capital expenditures, net                                            (5,332)         (3,297)
                                                                     ----------      ----------
          Net cash used in investing activities                         (91,518)       (113,920)
                                                                     ----------      ----------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                 (25,626)         89,559
    Net increase (decrease) in Federal funds and repurchase
      agreements                                                         23,587         (16,780)
    Net increase in other borrowed funds                                 56,923             311
    Proceeds from long-term borrowings                                       --           1,428
    Repayment of long-term borrowings                                    (4,011)         (8,373)
    Net decrease in debt issuance costs                                      48              21
    Proceeds from issuance of common stock                                  213              40
    Payments to retire common stock                                      (2,022)           (687)
    Dividends paid on common stock                                       (4,066)         (3,609)
                                                                     ----------      ----------
          Net cash provided by financing activities                      45,046          61,910
                                                                     ----------      ----------
          Net decrease in cash and cash equivalents                     (31,871)        (36,221)
Cash and cash equivalents at beginning of period                        204,019         229,147
                                                                     ----------      ----------
Cash and cash equivalents at end of period                           $  172,148         192,926
                                                                     ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid during period for taxes                                $    8,012           8,770
    Cash paid during period for interest                                 42,901          39,721
                                                                     ==========      ==========

Noncash Investing and Financing Activities:

The Company transferred loans of $274 and $458 to other real estate owned during the six months ended June 30, 1999 and 1998, respectively. In conjunction with the exercise of stock options, the Company transferred $215 and $51 from accrued liabilities to common stock during the six month periods ended June 30, 1999 and 1998, respectively.



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

                                                 Three months ended             Six months ended
                                                --------------------          --------------------
                                                6/30/99      6/30/98          6/30/99      6/30/98
                                                -------      -------          -------      -------
     Weighted average common shares            7,953,548    8,014,509        7,968,030    8,019,154
     Weighted average potential common shares    149,797       69,191          142,571       59,021

(3)  Cash Dividends

     On July 14, 1999, the Company declared and paid a cash dividend on second quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1999 dividend represents 30% of the Company's net income for the quarter ended June 30, 1999 without taking into effect compensation expense related to stock options.

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

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                    June 30, 1999             December 31, 1998
                                                ---------------------       ---------------------
                                                Originally                  Originally
                                                 Reported    Restated        Reported    Restated
                                                ----------   --------       ----------   --------
     Consolidated Balance Sheets

     Deferred tax asset                        $     8,444     10,350           5,498       6,657
     Other assets                                   20,631     21,193          18,717      18,719
     Total assets                                2,524,229  2,526,697       2,478,833   2,479,994
     Accounts payable and accrued expenses           8,272     14,163          10,622      13,039
     Common stock                                    9,260      8,874          10,001      10,468
     Retained earnings                             162,035    158,998         151,362     149,639
                                               ===========  =========       =========   =========

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


                                                                For the three months ended
                                                  -------------------------------------------------------
                                                           June 30, 1999             June 30, 1998
                                                  -------------------------    --------------------------
                                                   Originally                  Originally
                                                    Reported     Restated       Reported        Restated
                                                  ------------  -----------    -----------    -----------
     Consolidated Statements of Income

     Employee benefits                            $     2,037         2,759          2,393          2,839
                                                  ===========   ===========    ===========    ===========

     Income before income taxes                   $    11,795        11,073         10,017          9,571
     Income tax expense                                 4,269         3,984          3,787          3,611
                                                  -----------   -----------    -----------    -----------

     Net income                                   $     7,526         7,089          6,230          5,960
                                                  ===========   ===========    ===========    ===========

     Basic earnings per common share              $      0.95          0.89           0.78           0.74
     Diluted earnings per common share                   0.93          0.87           0.77           0.74
                                                  ===========   ===========    ===========    ===========


                                                                 For the six months ended
                                                  -------------------------------------------------------
                                                           June 30, 1999             June 30, 1998
                                                  -------------------------    --------------------------
                                                   Originally                  Originally
                                                    Reported     Restated       Reported        Restated
                                                  ------------  -----------    -----------    -----------
     Consolidated Statements of Income

     Employee benefits                            $     3,966         6,133          5,200          6,278
                                                  ===========   ===========    ===========    ===========

     Income before income taxes                   $    23,068        20,901         19,805         18,727
     Income tax expense                                 8,329         7,476          7,502          7,077
                                                  -----------   -----------    -----------    -----------

     Net income                                   $    14,739        13,425         12,303         11,650
                                                  ===========   ===========    ===========    ===========

     Basic earnings per common share              $      1.85          1.69           1.53           1.45
     Diluted earnings per common share                   1.82          1.66           1.52           1.44
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

OVERVIEW

      The Company reported net income of $7.1 million, or $0.89 per share, during the second quarter of 1999, as compared to $6.0 million, or $0.74 per share, recorded during the same period in 1998. Year-to-date through June 30, 1999, the Company reported net income of $13.4 million, or $1.69 per share, as compared to $11.7 million, or $1.45 per share, for the same period in 1998. Increases in earnings are largely the result of net interest income generated through internal loan and deposit growth.

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

      Income from Earning Assets. Interest income increased $2.9 million, or 3.3%, to $90.4 million for the six months ended June 30, 1999 from $87.5 million for the same period in 1998. Interest income of $45.9 million in the second quarter of 1999 increased $1.4 million, or 3.1%, from the same period in the prior year. These increases are due to greater volumes of interest earning assets generated through internal growth. On a fully-taxable equivalent basis, average earning assets for the six months ended June 30, 1999 of $2,196 million yielded 8.39% while average earning assets of $2,015 million for the six months ended June 30, 1998 yielded 8.81%. This decrease in yield is due to shifts in the mix of earning assets from higher yielding loans to investment securities which produce a lower yield as well as overall rate reductions resulting from decreases in prime rate during the last half of 1998.

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

OTHER OPERATING EXPENSE

      Other operating expenses increased $891,000, or 4.3%, to $21.7 million for the quarter ended June 30, 1999 from $20.8 million for the same period in 1998. Year-to-date other operating expenses through June 30, 1999 of $43.7 million increased $2.3 million, or 5.6%, from the same period in 1998. Significant components of the increased are discussed below:

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

ITEM 3.        DEFAULTS UPON SENIOR INDEBTEDNESS

                      None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      The following matter was submitted to a vote of security
               holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on May 20, 1999:

                     Matter                   For        Against       Not Voted
               -------------------------   ---------     -------       ---------

               Election of all directors   7,818,208      1,152        136,692

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