Form 10-Q/A
period 1999-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-23
CIK 860413

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


                         COMMISSION FILE NUMBER 333-3250
                                                --------

                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Montana                              81-0331430
         -------------------------------            -------------------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)             Identification No.)


         PO Box 30918, 401 North 31st Street, Billings, MT   59116-0918
         --------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)


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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                            Index                                                        Page
                            -----                                                        ----
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Restatement Explanatory Note                                                     3

                  Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                                 4

                  Consolidated Statements of Income
                  Three and nine months ended September 30, 1999 and 1998                  5

                  Consolidated Statements of Comprehensive Income
                  Three and nine months ended September 30, 1999 and 1998                  6

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998                            7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1999 and 1998 consolidated financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                               11

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk              16


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                                       17

          Item 2 - Changes in Securities                                                   17

          Item 3 - Defaults on Senior Securities                                           17

          Item 4 - Submission of Matters to a Vote of Security Holders                     17

          Item 5 - Other Information                                                       17

          Item 6 - Exhibits and Reports on Form 8-K                                        17


SIGNATURES                                                                                 18

                          RESTATEMENT EXPLANATORY NOTE

      In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

      This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I,
Item 1.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)

                        Assets                                   September 30,      December 31,
                                                                     1999               1998
                                                                  (Restated)         (Restated)
                                                                 -------------      -----------
    Cash and due from banks                                      $    164,451          154,527
    Federal funds sold                                                 25,210           31,930
    Interest bearing deposits in banks                                  3,843           17,562
    Investment securities:
        Available-for-sale                                            374,610          379,393
        Held-to-maturity                                              259,986          299,285
                                                                 ------------       ----------
                                                                      634,596          678,678

    Loans                                                           1,684,201        1,484,459
    Less allowance for loan losses                                     30,143           28,803
                                                                 ------------       ----------
           Net loans                                                1,654,058        1,455,656

    Premises and equipment, net                                        69,964           63,382
    Accrued interest receivable                                        27,597           22,433
    Goodwill and core deposit intangibles, net of accumulated
        amortization of $12,910 at September 30, 1999
        and $10,950 at December 31, 1998                               33,080           29,337
    Other real estate owned, net                                        1,819            1,113
    Deferred tax asset                                                 10,275            6,657
    Other assets                                                       20,483           18,719
                                                                 ------------       ----------
               Total assets                                      $  2,645,376        2,479,994
                                                                 ============       ==========

         Liabilities and Stockholders' Equity

    Deposits:
        Noninterest bearing                                      $    405,534          390,998
        Interest bearing                                            1,693,169        1,650,934
                                                                 ------------       ----------
           Total deposits                                           2,098,703        2,041,932

    Federal funds purchased                                            61,605            1,675
    Securities sold under repurchase agreements                       177,295          173,593
    Accrued interest payable                                           13,745           13,364
    Accounts payable and accrued expenses                              15,093           13,039
    Other borrowed funds                                               44,850            9,828
    Long-term debt                                                     23,530           24,288
                                                                 ------------       ----------
               Total liabilities                                    2,434,821        2,277,719

    Mandatorily redeemable securities of subsidiary trust              40,000           40,000

    Stockholders' equity:
    Common stock without par value; authorized 20,000,000 shares;
         issued and outstanding 7,974,273 shares as of September
         30, 1999 and 7,988,573 shares as of December 31, 1998         10,072           10,468
    Retained earnings                                                 164,038          149,639
    Accumulated other comprehensive income (loss)                      (3,555)           2,168
                                                                 ------------       ----------
           Total stockholders' equity                                 170,555          162,275
                                                                 ------------       ----------
               Total liabilities and stockholders' equity        $  2,645,376        2,479,994
                                                                 ============       ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)

                                             For the three months   For the nine months
                                              ended September 30,    ended September 30,
                                            ---------------------  ----------------------
                                               1999       1998        1999       1998
                                            (Restated) (Restated)  (Restated)  (Restated)
                                            ---------- ----------  ----------  ----------
Interest income:
   Interest and fees on loans                $38,301     36,464      109,084    107,761
   Interest and dividends on investment
    securities:
      Taxable                                  8,558      7,859       25,964     21,153
      Exempt from Federal taxes                  859        575        2,477      1,359
   Interest on deposit with banks                 34        179          216        497
   Interest on Federal funds sold                437        790          866      2,588
                                             -------   --------     --------   --------
      Total interest income                   48,189     45,867      138,607    133,358
                                             -------   --------     --------   --------
Interest expense:
   Interest on deposits                       17,002     17,600       49,886     50,747
   Interest on Federal funds purchased           697          1        1,303         45
   Interest on securities sold under
     repurchase agreements                     1,798      1,788        4,751      5,310
   Interest on other borrowed funds              432        130          799        352
   Interest on long-term debt                    572        532        1,568      1,815
   Interest on mandatorily redeemable
     securities of subsidiary trust              883        882        2,647      2,652
                                             -------   --------     --------   --------
   Total interest expense                     21,384     20,933       60,954     60,921
                                             -------   --------     --------   --------

      Net interest income                     26,805     24,934       77,653     72,437
      Provision for loan losses                  931      1,101        2,503      3,194
                                             -------   --------     --------   --------
      Net interest income after provision
        for loan losses                       25,874     23,833       75,150     69,243
Other operating income:
   Income from fiduciary activities            1,002        808        3,306      2,936
   Service charges on deposit accounts         2,971      2,646        8,415      7,743
   Data processing                             1,924      1,747        5,329      5,578
   Other service charges, commissions, and
     fees                                      1,982      1,776        4,890      4,346
   Net investment securities gains                16         43           17         52
   Other real estate income (expense), net       (24)        58          359        229
   Other income                                  816        466        1,891      1,461
                                             -------   --------     --------   --------
      Total other operating income             8,687      7,544       24,207     22,345
                                             -------   --------     --------   --------
Other operating expenses
   Salaries, wages and employee benefits      11,910     11,195       36,018     33,411
   Occupancy expense, net                      1,833      1,731        5,245      4,851
   Furniture and equipment expense             2,692      1,995        7,344      6,177
   FDIC insurance                                 57         54          173        162
   Goodwill and core deposit intangible
     amortization                                774        661        1,960      1,848
   Other expenses                              5,956      5,117       16,377     15,788
                                             -------   --------     --------   --------
         Total other operating expenses       23,222     20,753       67,117     62,237
                                             -------   --------     --------   --------

Income before income taxes                    11,339     10,624       32,240     29,351
Income tax expense                             4,076      3,928       11,552     11,005
                                             -------   --------     --------   --------

         Net income                          $ 7,263      6,696       20,688     18,346
                                             =======   ========     ========   ========

Basic earnings per common share              $  0.91       0.83         2.60       2.29
Diluted earning per common share             $  0.90       0.83         2.55       2.27
Dividends per common share                   $  0.28       0.23         0.79       0.68



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                             For the three months     For the nine months
                                              ended September 30,     ended September 30,
                                             ---------------------   ---------------------
                                                1999       1998         1999      1998
                                             (Restated) (Restated)   (Restated) (Restated)
                                             ---------- ----------   ---------- ----------
Net income                                      $ 7,263      6,696       20,688     18,346
Other comprehensive income (loss):
 Unrealized gains (losses) on investment
    securities:
      Realized and unrealized holding
         gains (losses) arising during
         period                                     116      4,305       (9,365)     4,301
      Add: reclassification adjustment
        for gains included in net income            (16)       (43)         (17)       (52)
                                                -------     ------      -------    -------

Other comprehensive income (loss), before
  tax                                               100      4,262       (9,382)     4,249

Income tax benefit (expense) related to
  items of other comprehensive income               (39)    (1,662)       3,659     (1,657)
                                                -------    -------      -------    -------


Other comprehensive income (loss), after tax         61      2,600       (5,723)     2,592
                                                -------    -------      -------    -------

Comprehensive income                            $ 7,324      9,296       14,965     20,938
                                                =======    =======      =======    =======


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)

                                                                        For the nine months
                                                                         ended September 30,
                                                                     --------------------------
                                                                        1999            1998
                                                                     (Restated)      (Restated)
                                                                     ----------      ----------
Cash flows from operating activities:
  Net income                                                          $  20,688          18,346
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Provision for loan losses                                         2,503           3,194
        Depreciation and amortization                                     7,939           6,616
        Net premium amortization on investment securities                   308             316
        Gain on sales of investments                                        (17)            (52)
        Gain on sales of other real estate owned                           (415)           (240)
        Loss (gain) on sales of property and equipment                      (17)            135
        Provision for deferred income taxes                                (140)         (2,503)
        Increase in interest receivable                                  (5,159)         (4,030)
        Decrease in other assets                                           (424)         (1,234)
        Increase in accrued interest payable                                352           2,363
        Increase in accounts payable and accrued expenses                 1,516           3,369
                                                                      ---------        --------
          Net cash provided by operating activities                      27,134          26,280
                                                                      ---------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                              (61,560)        (67,159)
          Available-for-sale                                            (40,460)       (280,997)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                               98,381          77,989
          Available-for-sale                                             42,473          93,863
    Proceeds from sales of available-for-sale investment securities          --          15,038
    Proceeds from sales of held-to-maturity investment securities         7,009              --
    Extensions of credit to customers, net of repayments               (169,327)         (3,047)
    Recoveries of loans charged-off                                       2,125           2,318
    Proceeds from sales of other real estate                              1,258             990
    Acquisition of branch banks, net of cash and cash equivalents
      acquired                                                            9,469              --
    Capital distributions from joint venture                                125             200
    Capital expenditures, net                                           (10,990)         (5,998)
                                                                      ---------        --------
          Net cash used in investing activities                        (121,497)       (166,803)
                                                                      ---------        --------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  (3,810)        138,355
    Net increase (decrease) in Federal funds and repurchase agreements   63,632         (22,264)
    Net increase (decrease) in other borrowed funds                      35,022            (213)
    Proceeds from long-term borrowings                                    5,500           2,428
    Repayment of long-term borrowings                                    (9,557)         (9,391)
    Net decrease in debt issuance costs                                      71              45
    Proceeds from issuance of common stock                                2,043           2,222
    Payments to retire common stock                                      (2,763)         (1,389)
    Dividends paid on common stock                                       (6,290)         (5,458)
                                                                      ---------        --------
          Net cash provided by financing activities                      83,848         104,335
                                                                      ---------        --------
          Net decrease in cash and cash equivalents                     (10,515)        (36,188)
Cash and cash equivalents at beginning of period                        204,019         229,147
                                                                      ---------        --------
Cash and cash equivalents at end of period                            $ 193,504         192,959
                                                                      =========        ========

Supplemental disclosure of cash flow information:
    Cash paid during period for taxes                                 $  12,402          12,520
    Cash paid during period for interest                                 60,573          58,558
                                                                      =========        ========

Noncash Investing and Financing Activities:
The Company transferred loans of $459 and $734 to other real estate owned during the nine months ended September 30, 1999 and 1998, respectively. In conjunction with the exercise of stock options, the Company transferred $324 and $51 from accrued liabilities to common stock during the nine month periods ended September 30, 1999 and 1998, respectively.

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

                                                    Three months ended             Nine months ended
                                                  ----------------------        ----------------------
                                                   9/30/99      9/30/98          9/30/99      9/30/98
                                                  ---------    ---------        ---------    ---------
       Weighted average common shares             7,953,331    8,024,038        7,957,010    8,024,016
       Weighted average potential common shares     147,442       73,400          144,021       65,455

(3)  Cash Dividends

     In October 1999, the Company declared and paid a cash dividend on third quarter earnings of $0.28 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1999 dividend represents 30% of the Company's net income for the quarter ended September 30, 1999 without taking into effect compensation expense related to stock options.

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

     On July 9, 1999, the Company purchased all of the outstanding stock of Security State Bank Shares, a one-bank holding company with three branch offices located in Polson, Montana ("Polson acquisition"). The total cash purchase price paid at closing was $11.9 million. The purchase was funded through available cash on hand and a $2.5 million advance on the Company's revolving term note. At the purchase date, Security State Bank Shares had total loans of approximately $35 million and total deposits of approximately $53 million. Excess purchase price over the fair value of identifiable net assets is being amortized using the straight-line method over a period of 25 years. The intangible value of depositor relationships is being amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                    September 30, 1999          December 31, 1998
                                                 -----------------------      ----------------------
                                                 Originally                   Originally
                                                  Reported      Restated       Reported     Restated
                                                 ----------    ---------      ----------    --------
Consolidated Balance Sheets

Deferred tax asset                               $    8,297       10,275           5,498       6,657
Other assets                                         19,995       20,483          18,717      18,719
Total assets                                      2,642,910    2,645,376       2,478,833   2,479,994
Accounts payable and accrued expenses                 9,260       15,093          10,622      13,039
Common stock                                         10,198       10,072          10,001      10,468
Retained earnings                                   167,279      164,038         151,362     149,639
                                                 ==========    =========       =========   =========

                                                             For the three months ended
                                                 ---------------------------------------------------
                                                  September 30, 1999           September 30, 1998
                                                 --------------------       ------------------------
                                                 Originally                 Originally
                                                  Reported   Restated        Reported      Restated
                                                 ----------  --------       ----------     ---------
Consolidated Statements of Income

Salaries, wages and employee benefits            $  11,572     11,910          10,686         11,195
                                                 =========    =======         =======        =======

Income before income taxes                       $  11,677     11,339          11,133         10,624
Income tax expense                                   4,209      4,076           4,128          3,928
                                                 ---------    -------         -------        -------

Net income                                       $   7,468      7,263           7,005          6,696
                                                 =========    =======         =======        =======

Basic earnings per common share                  $    0.94       0.91            0.87           0.83
Diluted earnings per common share                     0.92       0.90            0.87           0.83
                                                 =========    =======         =======        =======


                                                              For the nine months ended
                                                 ---------------------------------------------------
                                                  September 30, 1999           September 30, 1998
                                                 --------------------       ------------------------
                                                 Originally                 Originally
                                                  Reported   Restated        Reported      Restated
                                                 ----------  --------       ----------     ---------
Consolidated Statements of Income

Salaries, wages and employee benefits            $  33,513     36,018          31,824         33,411
                                                 =========    =======         =======        =======

Income before income taxes                       $  34,745     32,240          30,938         29,351
Income tax expense                                  12,538     11,552          11,630         11,005
                                                 ---------    -------         -------        -------

Net income                                       $  22,207     20,688          19,308         18,346
                                                 =========    =======         =======        =======

Basic earnings per common share                  $    2.79       2.60            2.41           2.29
Diluted earnings per common share                     2.74       2.55            2.39           2.27
                                                 =========    =======         =======        =======

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion focuses on significant factors affecting the financial condition and results of operations of First Interstate BancSystem, Inc. and subsidiaries ("the Company") during the three and nine month periods ended September 30, 1999, with comparisons to 1998 as applicable. All earnings per share figures presented are basic and do not account for the dilutive effect of potential common shares.

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

First Interstate BancSystem, Inc. (the "Holding Company") is a legal entity separate and distinct from the bank subsidiaries. Statutes, regulations and loan covenants limit the amount of dividends that may be paid to the Holding Company by the subsidiary banks. Additional sources of Holding Company liquidity include borrowing lines and access to capital markets.

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

OVERVIEW

      The Company reported net income of $7.3 million, or $0.91 per share, during the third quarter of 1999, as compared to $6.7 million, or $0.83 per share, recorded during the same period in 1998. Year-to-date through September 30, 1999, the Company reported net income of $20.7 million, or $2.60 per share, as compared to $18.3 million, or $2.29 per share, for the same period in 1998. Increases in earnings are largely the result of internal growth.

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

        Increases in the ratios of non-performing assets to total loans and classified loans to total loans from December 31, 1998 are principally due to the downgrade of one commercial loan. Management does not anticipate a significant direct impact to earnings as a result of this commercial loan downgrade. It is management's opinion that the allowance for loan losses is adequate to absorb any potential loss.

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

      Data Processing Fee Income. Data processing fee income of $1.9 million was recorded during the third quarter of 1999, a $177,000, or 10.1%, increase from $1.7 million for the same period in 1998. This increase is primarily due to a greater number of data processing customers using the Company's ATM network and increases in core processing transaction volumes. The Company serviced approximately 1,270 locations in its ATM network at September 30,1999 compared to approximately 820 locations at September 30, 1998.

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

      Other Real Estate Income/Expense. Net other real estate (OREO) income/expense for the three months ended September 30, 1999 showed a $24,000 net expense compared to $58,000 net income for the same period in the prior year. For the nine month period ended September 30, 1999, net OREO income/expense showed net income of $359,000, a $130,000 increase compared to $229,000 during the same period in 1998. Variations in net OREO income/expense result principally from fluctuations in gains and losses on sales. Net OREO income/expense is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

      Other Income. Other income, which primarily includes brokerage service fees, check printing income and other miscellaneous income, increased $350,000, or 75.1%, to $816,000 for the quarter ended September 30, 1999 from $466,000 for the same period in the prior year. Year-to-date through September 30, 1999, other income increased $430,000, or 29.4%, to $1.9 million from $1.5 million for the same period in the prior year. The increases are primarily due to growth in brokerage service fee income and a $94,000 distribution of policyholders' membership interests in the demutualization of an insurance company recorded during the third quarter of 1999.

OTHER OPERATING EXPENSE

      Other operating expenses increased $2.4 million, or 11.5%, to $23.2 million for the quarter ended September 30, 1999 from $20.8 million for the same period in 1998. Year-to-date other operating expenses through September 30, 1999 of $67.1 million increased $4.9 million, or 7.9%, from $62.2 million for the same period in 1998. Significant components of the increased are discussed below:

      Salaries, Wages and Employee Benefits Expense. Salaries, wages and employee benefits expense of $11.9 million during the third quarter of 1999, increased $715,000, or 6.3%, from $11.2 million during the third quarter of 1998. Year-to-date salaries and wages expense increased $2.6 million, or 7.8%, to $36.0 million for the nine months ended September 30, 1999 as compared to $33.4 million for the same period in the prior year. Increases of approximately $918,000 are attributable to the remeasurement of compensation expense related to outstanding stock options. The remaining increase is primarily attributable to inflationary wage increases and the additional staffing requirements of eight new branch banks opened or acquired since September 1998.

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

      Furniture and Equipment. Furniture and equipment expenses for the third quarter of 1999 increased $697,000, or 34.9% to $2.7 million from $2.0 million for the same period in 1998. Furniture and equipment expense increased $1.2 million, or 18.9%, to $7.3 million for the nine months ended September 30, 1999 from $6.2 million for the same period in 1998. The increases are due in part to a change in the estimated useful life of a mainframe computer resulting in additional depreciation expense of $494,000, $300,000 of which was recorded during the third quarter of 1999. The remaining increase is attributable to the eight branches opened or acquired since September 30, 1998 and the Company's continuing investment in technology.

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

      The Company completed development of a Business Resumption Contingency Plan ("Plan") during the third quarter of 1999. The Plan addresses mitigation of risks associated with system failures at critical dates including staffing issues security concerns, customer communication, utility failures, hot-site identification and backup system identification.

      Management currently estimates total costs of the Company's Year 2000 compliance to be less than $300,000, of which $240,000 has already been incurred. Of the 39 critical business systems identified, only one system is an internally developed system. The cost of renovation of external systems is generally included in the annual maintenance fees paid to suppliers and has not been included in the cost estimates presented. All Year 2000 costs are expensed as incurred.

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