Form 10-Q/A
period 1997-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-24
CIK 860413

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER   333-3250
                                               -------------


                  First Interstate BancSystem of Montana, Inc.
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


         Registrant's telephone number, including area code 406/255-5300
                                                           -------------

                                       N/A
        ----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes [X]   No [ ]

The Registrant had 1,973,460 shares of common stock and 20,000 shares of preferred stock outstanding on April 30, 1997.


================================================================================

                  FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                          Quarterly Report on Form 10-Q


                                  Index                                                   Page
                                  -----                                                   ----
PART I.  FINANCIAL INFORMATION

         Restatement Explanatory Note                                                       3

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  March 31,1997 and December 31,1996                                        4

                  Consolidated Statements of Income
                  Three months ended March 31, 1997 and 1996                                5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996                                6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                                7

                  As fully described in "Notes to Unadited Consolidated
                  Financial Statements," the Company has restated its 1997 consolidated financial statements

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

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

Share and per share data presented have not been restated to give effect of a four-for-one stock split occurring during the fourth quarter of 1997.

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                    March 31,       December 31,
                        Assets                                        1997              1996
                        ------                                    -----------       ------------
                                                                  (Restated)
    Cash and due from banks                                      $    131,878          160,962
    Federal funds sold                                                 27,695            4,945
    Interest bearing deposits in banks                                  2,033            6,545
    Investment securities:
        Available-for-sale                                             98,709          124,502
        Held-to-maturity                                              286,097          279,069
                                                                 ------------     ------------
                                                                      384,806          403,571

    Loans, net                                                      1,401,668        1,375,479
    Less allowance for loan losses                                     28,393           27,797
                                                                 ------------     ------------
           Net loans                                                1,373,275        1,347,682

    Premises and equipment, net                                        58,722           58,183
    Accrued interest receivable                                        19,250           19,573
    Excess of purchase price over equity in net assets of
        subsidiaries less accumulated amortization of
        $7,284 at June 30, 1997 (unaudited) and $5,971 at
        December 31, 1996                                              38,269           39,010
    Other real estate owned, net                                          878            1,546
    Deferred tax asset                                                  5,754            4,921
    Other assets                                                       15,040           16,899
                                                                 ------------     ------------
               Total assets                                      $  2,057,600        2,063,837
                                                                 ============     ============

         Liabilities and Stockholders' Equity
         ------------------------------------

    Deposits:
        Noninterest bearing                                      $    341,421          385,371
        Interest bearing                                            1,308,035        1,294,053
                                                                 ------------     ------------
           Total deposits                                           1,649,456        1,679,424

    Federal funds purchased                                            24,730           13,450
    Securities sold under repurchase agreements                       119,731          129,137
    Accounts payable and accrued expenses                              26,292           18,027
    Other borrowed funds                                               23,898           13,071
    Long-term debt                                                     64,259           64,667
                                                                 ------------     ------------
           Total liabilities                                        1,908,366        1,917,776

    Stockholders' equity:
    Non-voting noncumulative 8.53% preferred stock without
        par value; authorized 100,000 shares; issued and
        outstanding 20,000 shares                                      20,000           20,000
    Common stock without par value; authorized 5,000,000
        shares; issued and outstanding 1,972,161 shares at
        June 30, 1997 (unaudited and 1,978,268 shares at
        December 31, 1996                                               8,826            8,941
    Retained earnings                                                 120,227          116,613
    Unrealized holding gain on investment securities
        available-for-sale, net                                           181              507
                                                                 ------------     ------------
           Total stockholders' equity                                 149,234          146,061
                                                                 ------------     ------------
               Total liabilities and stockholders' equity        $  2,057,600        2,063,837
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)



                                                                     For the three months
                                                                        ended March 31,
                                                                  -------------------------
                                                                      1997         1996
                                                                  ------------  -----------
                                                                   (Restated)
Interest income:
  Interest and fees on loans                                      $   33,330       21,897
  Interest and dividends on investment securities:
    Taxable                                                            5,343        3,451
    Exempt from Federal taxes                                            251          236
    Interest on deposits with banks                                       85          204
  Interest on Federal funds sold                                         152          483
                                                                  ----------    ---------
      Total interest income                                           39,161       26,271
                                                                  ----------    ---------
Interest expense:
  Interest on deposits                                                13,387        9,808
  Interest on Federal funds purchased                                    318           31
  Interest on securities sold under repurchase agreements              1,325        1,129
  Interest on other borrowed funds                                        73           84
  Interest on long-term debt                                           1,289          322
                                                                  ----------    ---------
      Total interest expense                                          16,392       11,374
                                                                  ----------    ---------

      Net interest income                                             22,769       14,897
  Provision for loan losses                                            1,223          491
                                                                  ----------    ---------
      Net interest income after provision for loan losses             21,546       14,406
Other operating income:
  Income from fiduciary activities                                     1,033          862
  Service charges on deposit accounts                                  2,379        1,715
  Data processing                                                      1,841        2,041
  Other service charges, commissions, and fees                           892          624
  Net investment securities gains                                         58            2
  Other income                                                           422          301
                                                                  ----------    ---------
      Total other operating income                                     6,625        5,545
                                                                  ----------    ---------
Other operating expenses:
  Salaries and wages                                                   6,987        4,897
  Employee benefits                                                    3,159        1,370
  Occupancy expense, net                                               1,600        1,039
  Furniture and equipment expenses                                     1,819        1,290
  Other real estate expense (income), net                               (134)         (89)
  Other expenses                                                       5,435        2,925
                                                                  ----------    ---------
      Total other operating expenses                                  18,866       11,432
                                                                  ----------    ---------

Income before income taxes                                             9,305        8,519
Income tax expense                                                     3,548        3,283
                                                                  ----------    ---------

      Net income                                                  $    5,757        5,236
                                                                  ==========    =========

Net income per common share                                       $     2.69         2.68
                                                                  ==========    =========
Dividends per common share                                        $     0.87         0.71
                                                                  ==========    =========

Weighted average common shares outstanding                         1,985,404    1,953,802
                                                                  ==========    =========

See accompanying notes to unaudited consolidated financial statements.

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                         For the three months
                                                                            ended March 31,
                                                                     ---------------------------
                                                                        1997              1996
                                                                     ----------        ---------
                                                                     (Restated)
Cash flows from operating activities:
  Net income                                                          $   5,757        $  5,236
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan and other real estate losses                   1,223             491
        Depreciation and amortization                                     2,177           1,037
        Net premium amortization on investment securities                   296             300
        Gain on sales of investments                                        (58)             (2)
        Gain on sales of other real estate owned                           (185)           (112)
        Loss on sales of property and equipment                               3               2
        Provision for deferred income taxes                                (660)           (257)
        Increase in interest receivable                                     323             (75)
        Decrease (increase) in other assets                               1,859            (155)
        Increase in accounts payable and accrued expenses                 8,311           2,304
                                                                      ---------        --------
          Net cash provided by operating activities                      19,046           8,769
                                                                      ---------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                             (170,215)        (40,310)
          Available-for-sale                                               (442)        (10,119)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                              162,989          25,176
          Available-for-sale                                              5,696           3,105
    Proceeds from sales of available-for-sale investment securities      20,000              --
    Decrease in interest bearing deposits in banks                        4,512               4
    Extensions of credit to customers, net of repayments                (27,550)        (27,303)
    Recoveries of loans charged-off                                         734             243
    Proceeds from sales of other real estate                                853             284
    Distribution from real estate joint venture                              --             150
    Capital expenditures, net                                            (1,978)         (1,787)
                                                                      ---------        --------
          Net cash used in investing activities                          (5,401)        (50,557)
                                                                      ---------        --------
Cash flows from financing activities:
    Net decrease in deposits                                            (29,968)         (2,793)
    Net increase in Federal funds and repurchase agreements               1,874          (15,027)
    Net increase in other borrowed funds                                 10,827           2,149
    Proceeds from long-term borrowings                                      250             424
    Repayment of long-term borrowings                                      (658)         (1,000)
    Proceeds from issuance of common stock                                  352             277
    Payments to retire common stock                                        (513)           (864)
    Dividends paid on common stock                                       (1,722)         (1,385)
    Dividends paid on preferred stock                                      (421)             --
                                                                      ---------        --------
          Net cash provided by (used in) by financing activities        (19,979)        (18,219)
                                                                      ----------       --------
          Net decrease in cash and cash equivalents                      (6,334)        (60,007)
Cash and cash equivalents at beginning of period                        165,907         165,067
                                                                      ---------        --------
Cash and cash equivalents at end of period                              159,573         105,060
                                                                      =========        ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest          $17,140     11,885
  Cash paid during the period for taxes                 300         60

Noncash Investing and Financing Activities:

The Company transferred loans of $197 to other real estate owned during the three months ended March 31, 1996. In conjunction with the exercise of stock options, the Company transferred $46 from accrued liabilities to stockholders' equity during the three months ended March 31, 1997.


See accompanying notes to unaudited consolidated financial statements.

             FIRST INTERSTATE BANK OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at March 31, 1997 and December 31, 1996, and the results of consolidated operations and cash flows for each of the three month periods ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1996 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the March 31, 1997 presentation. For additional information regarding the restatement, see
     Note 10.

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

             FIRST INTERSTATE BANK OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


(4)  Cash Dividends

     On April 14, 1997, the Company paid a cash dividend on first quarter earnings of $0.98 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 1997 dividend represents 30% of the Company's net income for the quarter ended March 31, 1997 without taking into effect compensation expense related to stock options.

(5)  Allowance for Loan Losses

     Transactions in the allowance for loan losses are summarized below:

                                                         For the three months
                                                            ended March 31,
                                                        -----------------------
                                                         1997            1996
                                                        --------       --------
     Balance at beginning of period                     $ 27,797         15,171
     Provision charged to operating expense                1,223            491
                                                        --------       --------
                                                          29,020         15,662
     Deduct:
     Loans charged-off                                     1,361            663
     Recoveries of loans previously charged-off             (734)          (243)
                                                        --------       --------
           Net chargeoffs                                    627            420
                                                        --------       --------

     Balance at end of period                           $ 28,393         15,242
                                                        ========       ========


(6)  Other Real Estate Owned (OREO)

     Other real estate owned consists of the following:

                                                               March 31,       December 31,
                                                                 1997              1996
                                                              ---------        ------------
     Other real estate                                        $   1,344             2,057
     Less allowance for OREO losses                                 466               511
                                                              ---------          --------

                                                              $     878             1,546
                                                              =========          ========

             FIRST INTERSTATE BANK OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

     A summary of transactions in the allowance for OREO losses follows:

                                                         For the three months
                                                            ended March 31,
                                                       -----------------------
                                                          1997          1996
                                                       --------       --------
     Balance at beginning of period                    $    511            554
     Provision (reversal) during period                      --             --
     Losses on disposition                                  (45)            (6)
                                                        -------        -------
     Balance at end of period                          $    466            548
                                                        =======        =======

     Changes in the balance of other real estate owned for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                                          Three months ended March 31,
                                                          ----------------------------
                                                           1997                 1996
                                                          -------              -------
     Balance at beginning of period                       $ 2,057                1,903
     Add transfers from loans                                  --                  197
     Less writedowns charged to reserves                      (45)                  --
     Cash proceeds from sales                                 853                  284
     Less gains on sales                                      185                  112
                                                          -------              -------
     Net basis of OREO sold                                  (668)                (172)
                                                          -------              -------
          Balances, end of period                         $ 1,344                1,928
                                                          =======              =======


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

             FIRST INTERSTATE BANK OF MONTANA, INC. AND SUBSIDIARIES

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

(9)  Accounting Pronouncements Not Yet Adopted

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS on the face of the income statement for all entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common chares outstanding for the period. Diluted EPS reflects the potential dilution of all securities that could share in the earnings of an entity. SFAS No. 128 replaces APB Opinion 15 and is effective for financial statements issued for periods ending after December 15,1997. The Company does not expect adoption of SFAS No. 128 to have an impact on its EPS disclosures.

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

             FIRST INTERSTATE BANK OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


(10) Restatement

     In 2000, the Company determined that fixed plan accounting treatment historically afforded its Stock Option Plan was not consistent with certain elements of the Stock Option Plan's operations and accounting guidance contained in APB Opinion 25 and related interpretations. Accordingly, the Company has restated the accompanying unaudited 1997 consolidated financial statements to reflect variable plan accounting treatment for awards made pursuant to its Stock Option Plan.

     The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                          March 31, 1997
                                                    -------------------------
                                                    Originally
                                                     Reported        Restated
                                                    ----------       --------
     Consolidated Balance Sheets

     Deferred tax asset                             $    5,230           5,754
     Other assets                                       15,064          15,040
     Total assets                                    2,061,002       2,061,502
     Accounts payable and accrued expenses              29,339          30,194
     Common stock                                        8,476           8,826
     Retained earnings                                 120,932         120,227
                                                    ==========       =========


                                                    For the three months ended
                                                          March 31, 1997
                                                    --------------------------
                                                    Originally
                                                     Reported        Restated
                                                    ----------       --------
     Consolidated Statements of Income

     Employee benefits                              $    1,996           3,159
                                                    ==========       =========

     Income before income taxes                     $   10,468           9,305
     Income tax expense                                  4,006           3,548
                                                    ----------       ---------

     Net income                                     $    6,462           5,757
                                                    ==========       =========

     Net income per common share                    $     3.04            2.69
                                                    ==========       =========

     Included in the 1997 restated financial statement amounts are compensation expense of $1,000 and a reduction in tax expense of $394 related to periods prior to 1997. The impact on 1997 net income and earnings per share is a decrease to net income of $606 and a decrease of $0.32 to earnings per share.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)



(1) MATERIAL CHANGES IN FINANCIAL CONDITION. Comparison of balance sheet items at March 31, 1997 and December 31, 1996.

     General. During the three month period ending March 31, 1997, total assets decreased slightly from $2,063,837 at December 31, 1996 to $2,061,502 at March 31, 1997. While total assets reflect only a nominal change, there were some notable shifts in the mix of assets and liabilities between periods. Seasonal declines in deposits and increases in loans and federal funds sold were funded with available cash, proceeds from maturities and paydowns of investments transactions, and other borrowings.

     Loans. Net loans increased $25,593 or 1.9% during the first three months of 1997 from $1,347,682 at December 31, 1996 to $1,373,275 at March 31, 1997.
     The Company experienced increased loan volumes attributed to continued strong economic conditions in the communities served by the Company's banking subsidiaries, as well as some seasonal increases, particularly in agricultural lending, following traditional paydowns in the fourth quarter.

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

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $8,265 from $18,027 at December 31, 1996 to $26,292 at March 31, 1997. Approximately $855 of the increase resulted from the accrual of compensation expense related to outstanding stock options. The remaining increase is due primarily to the timing of federal and state income tax payments.

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

     Net Income. Net income increased from $5,236 to $5,757 for the three month periods ended March 31, 1996 and 1997, respectively, an increase of $521. While net earnings of the acquired banks aggregated approximately $1,935 for the quarter ended March 31, 1997, the increases were partially offset by additional interest expense and other indirect costs at the parent company.

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

     Non-Interest Expenses. Non-interest expenses were $18,866 and $11,432 for the three month periods ended March 31, 1997 and 1996, respectively, an increase of $7,434. Non-interest expenses incurred directly by the acquired banks aggregated approximately $4,570, however, there were also other indirect increases in non-interest expenses related to the acquisitions recorded by the parent company and other bank subsidiaries particularly in the data division of the parent company and operations divisions of other banking subsidiaries. In addition, during the first quarter of 1997, the Company recorded compensation expense related to stock options of $1,000 for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I, Item 1.

     Salaries and benefits expense increased $3,879 from $6,267 to $10,146 for the three month periods ended March 31, 1996 and 1997, respectively. Of the increase, $2,090 is the direct result of personnel costs related to employees of the acquired banks. In addition, during the first quarter of 1997, the Company recorded compensation expense of $1,000 for periods prior to 1997 as a result of the restatement discussed above. Approximately $163 of the remaining increase relates to the March 31, 1997 remeasurement of compensation expense related to outstanding stock options. The remaining increase of approximately $626, or 10.0%, is primarily due to increases in staffing levels, particularly in the Company's operations center and data division, necessary to support the Company's growth and inflationary increases.

     Occupancy, furniture and equipment expenses were $2,329 and $3,419 for the three months ended March 31, 1996 and 1997, respectively. Increases of approximately $399 or 17.1% not directly related to acquisitions are primarily due to increased depreciation on data processing equipment upgrades, and the continuing upgrades and expansion of the Company's micro computer and ATM networks.

     Other operating expenses were $5,384 and $2,923 for the three months ended March 31, 1997 and 1996, respectively. Exclusive of increases directly related to the acquired banks, other operating expenses increased approximately $779 or 26.7%. Major components of the increase include additional professional fees primarily due to revision and upgrade of the Company's job evaluation system aggregating approximately $167, increases in employee retirement accruals of approximately $70, increases in employee education costs of approximately $75, and increases in charitable contributions of approximately $127. Postage, supplies, and telephone expenses also increased approximately $313 primarily due to additional costs associated with growth in customer base.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.



Date   May 16, 2001                 /s/ THOMAS W. SCOTT
     -------------------            --------------------------------------------
                                    Thomas W. Scott
                                    Chief Executive Officer




Date   May 16, 2001                 /s/ TERRILL R. MOORE
     -------------------            --------------------------------------------
                                    Terrill R. Moore
                                    Senior Vice President
                                    and Chief Financial Officer