Form 10-Q/A
period 1997-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-24
CIK 860413

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______


COMMISSION FILE NUMBER   333-3250
                       ------------


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

                  FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC.
                          Quarterly Report on Form 10-Q


                                             Index                                        Page
                                             -----                                        -----
PART I.   FINANCIAL INFORMATION

                Item 1 - Financial Statements

                  Restatement Explanatory Note                                              3

                  Consolidated Balance Sheets
                  June 30,1997 and December 31,1996                                         4

                  Consolidated Statements of Income
                  Three months ended June 30, 1997 and 1996, and
                  Six months ended June 30, 1997 and 1996                                   5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and 1996                                   6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                                7

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1997 consolidated financial statements

                Item 2 - Managements' Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                        13

PART II.  OTHER INFORMATION

                Item 1 - Legal Proceedings                                                 17

                Item 2 - Changes in Securities                                             17

                Item 3 - Defaults upon Senior Securities                                   17

                Item 4 - Submission of Matters to a Vote of
                         Security Holders                                                  17

                Item 5 - Other Information                                                 17

                Item 6 - Exhibits and Reports on Form 8-K                                  17
SIGNATURES                                                                                 18

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I, Item 1.

Share and per share data presented have not been restated to give effect of a four-for-one stock split occurring during the fourth quarter of 1997.

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                    June 30,
                        Assets                                        1997          December 31,
                                                                   (Restated)           1996
                                                                 ------------      -------------
    Cash and due from banks                                      $    130,362          160,962
    Federal funds sold                                                 19,275            4,945
    Interest bearing deposits in banks                                     37            6,545
    Investment securities:
        Available-for-sale                                             83,479          124,502
        Held-to-maturity                                              313,452          279,069
                                                                 ------------     ------------
                                                                      396,931          403,571

    Loans, net                                                      1,475,852        1,375,479
    Less allowance for loan losses                                     28,757           27,797
                                                                 ------------     ------------
           Net loans                                                1,447,095        1,347,682

    Premises and equipment, net                                        58,976           58,183
    Accrued interest receivable                                        21,066           19,573
    Excess of purchase price over equity in net assets of
        subsidiaries less accumulated amortization of
        $7,284 at June 30, 1997 (unaudited) and $5,971
        at December 31, 1996                                           34,160           39,010
    Other real estate owned, net                                        1,098            1,546
    Deferred tax asset                                                  7,152            4,921
    Other assets                                                       15,697           16,899
                                                                 ------------     ------------
               Total assets                                      $  2,131,849        2,063,837
                                                                 ============     ============

         Liabilities and Stockholders' Equity
    Deposits:
        Noninterest bearing                                     $     353,189          385,371
        Interest bearing                                            1,319,846        1,294,053
                                                                 ------------     ------------
           Total deposits                                           1,673,035        1,679,424

    Federal funds purchased                                            61,900           13,450
    Securities sold under repurchase agreements                       129,538          129,137
    Accounts payable and accrued expenses                              20,348           18,027
    Other borrowed funds                                               37,272           13,071
    Long-term debt                                                     56,184           64,667
                                                                 ------------     ------------
           Total liabilities                                        1,978,277        1,917,776

    Stockholders' equity:
    Non-voting noncumulative 8.53% preferred stock without
        par value; authorized 100,000 shares; issued and
        outstanding 20,000 shares                                      20,000           20,000
    Common stock without par value; authorized 5,000,000
         shares; issued and outstanding 1,972,161 shares
         at June 30, 1997 (unaudited and 1,978,268 shares
         at December 31, 1996                                           8,700            8,941
    Retained earnings                                                 124,502          116,613
    Unrealized holding gain on investment securities
         available-for-sale, net                                          370              507
                                                                 ------------     ------------
           Total stockholders' equity                                 153,572          146,061
                                                                 ------------     ------------
               Total liabilities and stockholders' equity        $  2,131,849        2,063,837
                                                                 ============     ============


See accompanying notes to unaudited consolidated financial statements.

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                           For the three months     For the six months
                                               ended June 30,         ended June 30,
                                           --------------------    --------------------
                                              1997                    1997
                                           (Restated)     1996     (Restated)    1996
                                           ----------  --------    ----------  --------
Interest income:
   Interest and fees on loans              $  34,903     22,703       68,233     44,600
   Interest and dividends on investment
     securities:
      Taxable                                  5,419      3,480       10,762      6,931
      Exempt from Federal taxes                  276        262          527        498
   Interest on deposit with banks                 12         21           97        225
   Interest on Federal funds sold                559        117          711        600
                                           ---------  ---------    ---------  ---------
      Total interest income                   41,169     26,583       80,330     52,854
                                           ---------  ---------    ---------  ---------
Interest expense:
   Interest on deposits                       14,083      9,648       27,470     19,456
   Interest on Federal funds purchased           767        228        1,085        259
   Interest on securities sold under
     repurchase agreements                     1,486        977        2,811      2,106
      Interest on other borrowed funds           446         57          519        141
      Interest on long-term debt               1,199        267        2,488        589
                                           ---------  ---------    ---------  ---------
   Total interest expense                     17,981     11,177       34,373     22,551
                                           ---------  ---------    ---------  ---------

   Net interest income                        23,188     15,406       45,957     30,303
Provision for loan losses                      1,058        661        2,281      1,152
                                           ---------  ---------    ---------  ---------
   Net interest income after provision
     for loan losses                          22,130     14,745       43,676     29,151
Other operating income:
   Income from fiduciary activities              989        661        2,022      1,523
   Service charges on deposit accounts         2,531      1,803        4,910      3,518
   Data processing                             1,826      1,781        3,667      3,822
   Other service charges, commissions, and
     fees                                      1,047        669        1,939      1,293
   Net investment securities gains                15         --           73          2
   Other income                                  452        281          874        582
                                           ---------  ---------    ---------  ---------
      Total other operating income             6,860      5,195       13,485     10,740
                                           ---------  ---------    ---------  ---------
Other operating expenses:
   Salaries and wages                          7,215      5,000       14,202      9,897
   Employee benefits                           1,832      1,293        4,991      2,663
   Occupancy expense, net                      1,481      1,001        3,081      2,040
   Furniture and equipment expense             1,935      1,461        3,754      2,751
   Other real estate expense (income), net        19        (70)        (115)      (159)
   Other expenses                              5,798      3,090       11,233      6,015
                                           ---------  ---------    ---------  ---------
      Total other operating expenses          18,280     11,775       37,146     23,207
                                           ---------  ---------    ---------  ---------

Income before income taxes                    10,710      8,165       20,015     16,684
Income tax expense                             4,076      3,131        7,624      6,414
                                           ---------  ---------    ---------  ---------

      Net income                           $   6,634      5,034       12,391     10,270
                                           =========  =========    =========  =========


Net income per common share                $    3.13       2.58         5.82       5.26
                                           =========  =========    =========  =========
Dividends per common share                       .98        .81         1.85       1.52
                                           =========  =========    =========  =========

Weighted average common shares
   outstanding                             1,984,562  1,948,672    1,984,177  1,950,723
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

         FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        For the six months
                                                                           ended June 30,
                                                                     --------------------------
                                                                        1997
                                                                     (Restated)         1996
                                                                     ----------      ----------
Cash flows from operating activities:
  Net income                                                          $  12,391       $  10,270
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan and other real estate losses                   2,277           1,152
        Depreciation and amortization                                     4,153           2,239
        Net premium amortization on investment securities                   289             614
        Gain on sales of investments                                        (73)             (2)
        Gain on sales of other real estate owned                           (190)           (218)
        (Gain) loss on sales of property and equipment                      (14)              1
        Provision for deferred income taxes                              (2,178)         (1,476)
        Increase in interest receivable                                  (1,493)         (1,344)
        Decrease in other assets                                          1,202             250
        Increase (decrease) in accounts payable and accrued expenses      1,512            (501)
                                                                      ---------        --------
          Net cash provided by operating activities                      17,876          10,985
                                                                      ---------        --------
Cash flows from investing activities:
    Purchases of investment securities:
          Held-to-maturity                                             (333,219)        (40,994)
          Available-for-sale                                               (237)        (11,509)
    Proceeds from maturities and paydowns of investment securities:
          Held-to-maturity                                              298,953          53,773
          Available-for-sale                                              9,579           8,754
    Proceeds from sales of available-for-sale investment securities      31,158              --
    Decrease in interest bearing deposits in banks                        6,508          22,007
    Extensions of credit to customers, net of repayments                (99,191)        (71,642)
    Recoveries of loans charged-off                                       1,652             649
    Proceeds from sales of other real estate                                879             482
    Capital expenditures, net                                            (3,619)         (3,013)
                                                                      ---------        --------
          Net cash used in investing activities                         (87,537)        (41,493)
                                                                      ---------        --------
Cash flows from financing activities:
    Net decrease in deposits                                             (6,389)        (16,582)
    Net increase in Federal funds and repurchase agreements              48,851          11,984
    Net increase in other borrowed funds                                 24,201           3,814
    Proceeds from long-term borrowings                                    1,750             424
    Repayment of long-term borrowings                                   (10,233)         (6,057)
    Proceeds from issuance of common stock                                  352             277
    Payments to retire common stock                                        (639)           (931)
    Dividends paid on common stock                                       (3,656)         (2,957)
    Dividends paid on preferred stock                                      (846)             --
                                                                      ---------        --------
          Net cash provided by (used in) by financing activities         53,391         (10,028)
                                                                      ---------        --------
          Net decrease in cash and cash equivalents                     (16,270)        (40,536)
Cash and cash equivalents at beginning of period                        165,907         143,042
                                                                      ---------        --------
Cash and cash equivalents at end of period                              149,637         102,506
                                                                      =========        ========

Noncash Investing and Financing Activities:
The Company transferred loans of $237 and $197 to other real estate owned during the six months ended June 30, 1997 and 1996, respectively. In conjunction with stock option exercises, the Company transferred $46 from accrued liabilites to stockholders' equity during the six months ended June 30, 1997.



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


(4)   Cash Dividends

      On July 21, 1997, the Company paid a cash dividend on second quarter earnings of $1.00 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 1997 dividend represents 30% of the Company's net income for the quarter ended June 30, 1997 without taking into effect compensation expense related to stock options.

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)


(5)   Allowance for Loan Losses

      Transactions in the allowance for loan losses for the three month and six month periods ended June 30, 1997 and 1996 are summarized below:

                                           For the three months         For the six months
                                              ended June 30,               ended June 30,
                                           ---------------------        --------------------
                                              1997         1996           1997        1996
                                           --------     --------        --------    --------
   Balance at beginning of period          $ 28,393      15,242          27,797      15,171
   Provision charged to operating expense     1,058         661           2,281       1,152
   Less loans charged-off                    (1,612)       (903)         (2,973)     (1,566)
   Add back recoveries of loans
       previously charged-off                   918         406           1,652         649
                                           --------     -------         -------     -------

   Balance at end of period                $ 28,757      15,406          28,757      15,406
                                           ========     =======         =======     =======


(6)   Other Real Estate Owned (OREO)

      Other real estate owned consists of the following:


                                           June 30,        December 31,
                                              1997              1996
                                           ---------        ------------
   Other real estate                       $  1,560             2,057
   Less allowance for OREO losses               462               511
                                           --------           -------
                                           $  1,098             1,546
                                           ========           =======



      A summary of transactions in the allowance for OREO losses follows:

                                            For the three months          For the six months
                                                ended June 30,               ended June 30,
                                            --------------------          -------------------
                                               1997        1996             1997       1996
   Balance at beginning of period            $  466         548              511        554
   Provision (reversal)during the period         (4)         --               (4)        --
   Loss on dispositions                          --          --              (45)        (6)
                                              -----      ------           ------      -----

   Balance at end of period                  $  462         548              462        548
                                             ======      ======           ======      =====

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)


      Changes in the balance of other real estate owned for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                                            Six months ended June 30,
                                                     --------------------------------------
                                                             1997                     1996
                                                            ------                   ------
      Balance at beginning of period                        $2,057                    1,903
      Add transfers from loans                                 237                      197
      Less writedowns charged to reserves                      (45)                      --
      Cash proceeds from sales                       879                      482
      Less gains on sales                            190                      218
                                                     ---                      ---
         Net basis of OREO sold                               (689)                    (264)
                                                            ------                   ------
         Balances, end of period                            $1,560                   $1,836
                                                            ======                   ======


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


 (9)  Accounting Pronouncements Not Yet Adopted

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which simplifiesthe standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

      The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                             June 30, 1997
                                                     ---------------------------
                                                     Originally
                                                      Reported          Restated
                                                     ----------        ---------
      Consolidated Balance Sheets

      Deferred tax asset                             $    6,629            7,152
      Other assets                                       15,722           15,697
      Total assets                                    2,131,351        2,131,849
      Accounts payable and accrued expenses              19,497           20,348
      Common stock                                        8,350            8,700
      Retained earnings                                 125,205          124,502
                                                     ==========        =========


                                                     For the three months ended
                                                           June 30, 1997
                                                     ---------------------------
                                                     Originally
                                                      Reported         Restated
                                                     ----------        ---------
      Consolidated Statements of Income

      Employee benefits                              $    1,836            1,832
                                                     ==========        =========

      Income before income taxes                     $   10,706           10,710
      Income tax expense                                  4,074            4,076
                                                     ----------        ---------

      Net income                                     $    6,632            6,634
                                                     ==========        =========

      Net income per common share                    $     3.13             3.13
                                                     ==========        =========

          FIRST INTERSTATE BANCSYSTEM OF MONTANA, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)


                                                      For the six months ended
                                                           June 30, 1997
                                                     ---------------------------
                                                     Originally
                                                      Reported          Restated
                                                     -----------       ---------
      Consolidated Statements of Income

      Employee benefits                              $    3,832            4,991
                                                     ==========        =========

      Income before income taxes                     $   21,174           20,015
      Income tax expense                                  8,080            7,624
                                                     ----------        ---------

      Net income                                     $   13,094           12,391
                                                     ==========        =========

      Net income per common share                    $     6.17             5.82
                                                     ==========        =========


      Included in the 1997 restated financial statement amounts for the six months ended June 30, 1997 are compensation expense of $1,000 and a reduction in tax expense of $394 related to periods prior to 1997. The impact on 1997 net income and earnings per share is a decrease to net income of $606 and a decrease of $0.32 to earnings per share.

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

OTHER OPERATING EXPENSES

Overall, quarter-to-date and year-to-date other operating expense increased approximately 55% and 60% , respectively, from the same periods in the prior year. During the first quarter of 1997, the Company recorded compensation expense related to stock options of $1.0 million for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I, Item 1. Expenses incurred directly by the acquired banks aggregated approximately $3.6 million for the three months ended June 30, 1997 and $8.1 million for the six months ended June 30, 1997. In addition to the direct other operating expenses incurred by the acquired banks, other operating expenses of the holding company and other banking subsidiaries increased, particularly in the operations and data divisions, due to the additional costs associated with providing support services to the acquired banks.

Salaries and benefits expense. Salaries and benefits expense of $19.2 million for the six months ended June 30, 1997 increased 53% over the same period in 1996. Salaries and benefits expenses for the three month period ended June 30, 1997 increase 44% over the same period in 1996. A significant portion of the quarter-to-date and year-to-date increases are attributable to the acquisitions and increased staffing levels necessary to provide operational and other support functions to the acquired banks. In addition, $1,000 of the increase relates to periods prior to 1997 and is the result of the restatement discussed above. The remaining increases are primarily inflationary in nature.

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