Form 10-Q/A
period 1997-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-05-24
CIK 860413

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


    Registrant's telephone number, including area code   406/255-5300
                                                       -----------------

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


================================================================================

                        FIRST INTERSTATE BANCSYSTEM, INC.
                          Quarterly Report on Form 10-Q

                                             Index                                        Page
                                             -----                                        ----
PART I.   FINANCIAL INFORMATION

                Item 1 - Financial Statements

                  Restatement Explanatory Note                                              3

                  Consolidated Balance Sheets
                  September 30, 1997, and December 31, 1996                                 4

                  Consolidated Statements of Income
                  Three months ended September 30, 1997 and 1996,
                  and Nine months ended September 30, 1997 and 1996                         5

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996                             6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                                7

                  As more fully described in "Notes to Unaudited Consolidated
                  Financial Statements," the Company has restated its 1997 consolidated financial statements

                Item 2 - Managements' Discussion and Analysis of
                         Financial Condition and Results of Operations                     12

PART II.  OTHER INFORMATION

                Item 1 - Legal Proceedings                                                 17

                Item 2 - Changes in Securities                                             17

                Item 3 - Defaults upon Senior Securities                                   17

                Item 4 - Submission of Matters to a Vote of
                         Security Holders                                                  17

                Item 5 - Other Information                                                 17

                Item 6 - Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                                 18

                          RESTATEMENT EXPLANATORY NOTE

In 2000, the Company determined it was necessary to restate the Company's 2000, 1999, 1998 and 1997 consolidated quarterly financial statements to change the accounting treatment for awards made pursuant to its Nonqualified Stock Option and Stock Appreciation Rights Plan ("Stock Option Plan") from fixed to variable plan accounting.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 amends and restates the previously filed Form 10-Q in its entirety. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, no attempt has been made in this Amendment No. 1 to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the unaudited consolidated financial statements. For additional information regarding the restatement, see "Notes to Unaudited Consolidated Financial Statements - Restatement" included in Part I,
Item 1.

Effective October 7, 1997, the Company's parent company effected a four-for-one stock split of the parent company's existing common stock. All periods presented have been restated to give effect to the stock split.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  September 30,
                        Assets                                        1997          December 31,
                                                                   (Restated)           1996
                                                                 --------------    -------------
    Cash and due from banks                                      $    170,043          160,962
    Federal funds sold                                                 38,070            4,945
    Interest bearing deposits in banks                                     42            6,545
    Investment securities:
        Available-for-sale                                            128,590          124,502
        Held-to-maturity                                              256,197          279,069
                                                                 ------------      -----------
                                                                      384,787          403,571

    Loans, net                                                      1,467,153        1,375,479
    Less allowance for loan losses                                     28,456           27,797
                                                                 ------------      -----------
           Net loans                                                1,438,697        1,347,682

    Premises and equipment, net                                        59,297           58,183
    Accrued interest receivable                                        24,084           19,573
    Goodwill                                                           33,493           39,010
    Other real estate owned, net                                        1,006            1,546
    Deferred tax asset                                                  7,534            4,921
    Other assets                                                       12,993           16,899
                                                                 ------------      -----------
               Total assets                                      $  2,170,046        2,063,837
                                                                 ============      ===========

         Liabilities and Stockholders' Equity

    Deposits:
        Noninterest bearing                                      $    376,039          385,371
        Interest bearing                                            1,375,453        1,294,053
                                                                 ------------      -----------
           Total deposits                                           1,751,492        1,679,424

    Federal funds purchased                                            20,100           13,450
    Securities sold under repurchase agreements                       152,974          129,137
    Accounts payable and accrued expenses                              21,971           18,027
    Other borrowed funds                                                9,845           13,071
    Long-term debt                                                     54,081           64,667
                                                                 ------------      -----------
           Total liabilities                                        2,010,463        1,917,776

    Stockholders' equity:
      Non-voting noncumulative 8.53% preferred stock without
        par value; authorized 100,000 shares; issued and
        outstanding 20,000 shares                                      20,000           20,000
      Common stock without par value; authorized 20,000,000
        shares; issued 7,952,748 shares at September 30, 1997
        (unaudited) and 7,913,072 shares at December 31, 1996          10,035            8,941
      Retained earnings                                               128,886          116,613
      Unrealized holding gain on investment securities
        available-for-sale, net                                           662              507
                                                                 ------------      -----------
           Total stockholders' equity                                 159,583          146,061
                                                                 ------------      -----------
               Total liabilities and stockholders' equity        $  2,170,046        2,063,837
                                                                 ============      ===========



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                             For the three months       For the nine months
                                              ended September 30,       ended September 30,
                                            -----------------------   ----------------------
                                               1997                    1997
                                             (Restated)     1996     (Restated)      1996
                                            -----------  ----------  ----------   ----------
Interest income:
   Interest and fees on loans               $  36,186       23,509     104,419        68,109
   Interest and dividends on investment
    securities:
     Taxable                                    5,454        3,187      16,216        10,118
     Exempt from Federal taxes                    272          243         799           741
   Interest on deposit with banks                  10           43         107           268
   Interest on Federal funds sold                 388          239       1,099           839
                                            ---------    ---------   ---------     ---------
      Total interest income                    42,310       27,221     122,640        80,075
                                            ---------    ---------   ---------    ----------
Interest expense:
   Interest on deposits                        14,799        9,794      42,269        29,250
   Interest on Federal funds purchased            381          178       1,466           437
   Interest on securities sold under
     repurchase agreements                      1,688        1,049       4,499         3,155
   Interest on other borrowed funds               231           88         750           229
   Interest on long-term debt                   1,198          246       3,686           835
                                            ---------    ---------   ---------     ---------
      Total interest expense                   18,297       11,355      52,670        33,906
                                            ---------    ---------   ---------     ---------
      Net interest income                      24,013       15,866      69,970        46,169
Provision for loan losses                       1,007          700       3,288         1,852
                                            ---------    ---------   ---------     ---------
      Net interest income after provision
        for loan losses                        23,006       15,166      66,682        44,317
Other operating income:
   Income from fiduciary activities               981          659       3,003         2,182
   Service charges on deposit accounts          2,459        1,851       7,369         5,369
   Data processing                              1,811        1,781       5,478         5,603
   Other service charges, commissions,
      and fees                                    977          732       2,916         2,025
   Net investment securities (losses) gains        (1)          --          72             2
   Other income                                   396          318       1,270           900
                                            ---------    ---------   ---------     ---------
      Total other operating income              6,623        5,341      20,108        16,081
                                            ---------    ---------   ---------     ---------
Other operating expenses:
   Salaries and wages                           7,487        5,089      21,689        14,986
   Employee benefits                            2,347        1,272       7,338         3,935
   Occupancy expense, net                       1,554        1,019       4,635         3,059
   Furniture and equipment expenses             1,908        1,532       5,662         4,283
   Other real estate income, net                 (362)          (3)       (477)         (162)
   FDIC insurance                                  54            1         155             4
   Other expenses                               5,682        3,148      16,814         9,160
                                            ---------    ---------   ---------     ---------
      Total other operating expenses           18,670       12,058      55,816        35,265
                                            ---------    ---------   ---------     ---------

Income before income taxes                     10,959        8,449      30,974        25,133
Income tax expense                              4,153        3,237      11,777         9,651
                                            ---------    ---------   ---------     ---------

      Net income                            $   6,806        5,212      19,197        15,482
                                            =========    =========   =========     =========

Income per common share                     $    0.80         0.66        2.25          1.97
                                            =========    =========   =========     =========

Dividends paid per common share             $    0.25         0.19         .71           .57
                                            =========    =========   =========     =========

Weighted average common shares outstanding  7,955,388    7,952,340   7,955,452     7,881,780
                                            =========    =========   =========     =========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For the nine months
                                                                           ended September 30,
                                                                          --------------------
                                                                             1997
                                                                          (Restated)     1996
                                                                          ----------   -------
Cash flows from operating activities:
        Net income                                                        $ 19,197      15,482
        Adjustments to reconcile net income to net cash provided
          by operating activities:
            Provisions for loan and other real estate losses                 3,284       1,831
            Depreciation and amortization                                    6,538       3,464
            Net premium amortization on investment securities                  311         843
            Gain on sale of investments                                        (72)         (2)
            Gain on sale of other real estate owned                           (479)       (229)
            (Gain) loss on sale of property and equipment                      (23)          4
            Provision for deferred income taxes                             (2,921)     (1,274)
            Increase in interest receivable                                 (4,511)     (1,802)
            Decrease (increase) in other assets                              3,906        (361)
            Increase in accounts payable and accrued expenses                7,365         523
                                                                          --------     -------
            Net cash provided by operating activities                       32,595      18,479
                                                                          --------     -------

Cash flows from investing activities: Purchases of investment securities:
        Held-to-maturity                                                  (421,733)    (50,164)
        Available-for-sale                                                 (51,006)    (11,509)
    Proceeds from maturities and pay downs of investment securities:
        Held-to-maturity                                                   444,692      70,673
        Available-for-sale                                                  15,790      12,352
    Proceeds from sales of available-for-sale investment securities         31,265          --
    Decrease in interest bearing deposits in banks                           6,503      17,005
    Extensions of credit to customers, net of repayments                   (97,440)    (80,325)
    Recoveries on loans charged-off                                          2,320         909
    Proceeds from sale of other real estate owned                            1,840         796
    Capital expenditures, net                                               (5,487)     (4,252)
                                                                          --------     -------
        Net cash used by investing activities                              (73,256)    (44,515)
                                                                          --------     -------

Cash flows from financing activities:
    Net increase in deposits                                                72,068       7,738
    Net increase (decrease) in federal funds and repurchase agreements      30,487      (8,249)
    Net (decrease) increase in other borrowed funds                         (3,226)      5,296
    Proceeds from long-term borrowings                                       3,500         424
    Repayment of long-term debt                                            (14,086)     (6,057)
    Proceeds from issuance of common stock                                   2,245       3,478
    Payments to retire common stock                                         (1,197)       (998)
    Dividends paid on common stock                                          (5,648)     (4,463)
    Dividends paid on preferred stock                                       (1,276)         --
                                                                          --------     -------
        Net cash provided (used) by financing activities                    82,867      (2,831)
                                                                          --------     -------
        Net increase (decrease) in cash and cash equivalents                42,206     (28,867)
Cash and cash equivalents at beginning of period                           165,907     143,042
                                                                          --------     -------
Cash and cash equivalents at end of period                                $208,113     114,175
                                                                          ========     =======

Noncash Investing and Financing Activities:
The Company transferred loans of $817 and $569 to other real estate owned during the nine months ended September 30, 1997 and 1996, respectively. In conjunction with stock option exercises, the Company transferred $46 from accrued liabilities to stockholders' equity during the nine months ended September 30, 1997.

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited, restated consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at September 30, 1997, and the results of consolidated operations and cash flows for each of the three and nine month periods ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles. The balance sheet information at December 31, 1996 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the September 30, 1997 presentation. For additional information regarding the restatement, see Note 10.

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

(4)   Cash Dividends

      On October 16, 1997, the Company paid a cash dividend on third quarter earnings of $0.26 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 1997 dividend represents 30% of the Company's net income for the quarter ended September 30, 1997 without taking into effect compensation expense related to stock options.

(5)   Allowance for Loan Losses

      Transactions in the allowance for loan losses for the three month and nine month periods ended September 30, 1997 and 1996 are summarized below:


                                           For the three months         For the nine months
                                            ended September 30,         ended September 30,
                                           ---------------------        --------------------
                                              1997         1996            1997        1996
                                            --------     -------         -------     -------
         Balance at beginning of period     $ 28,757      15,406          27,797      15,171
         Provision charged to operating
            expense                            1,007         700           3,288       1,852
         Less loans charged-off               (1,975)       (451)         (4,949)     (2,016)
         Add back recoveries of loans
            previously charged-off               667         261           2,320         909
                                            --------     -------         -------     -------

         Balance at end of period           $ 28,456      15,916          28,456      15,916
                                            ========     =======         =======     =======

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


(6)   Other Real Estate Owned (OREO)

                           Other real estate owned consists of the following:

                                                             September 30,      December 31,
                                                                 1997               1996
                                                             -------------      ------------
        Other real estate                                       $ 1,468             2,057
        Less allowance for OREO losses                              462               511
                                                                -------            ------
                                                                $ 1,006             1,546
                                                                =======            ======


      A summary of transactions in the allowance for OREO losses follows:


                                            For the three months          For the nine months
                                             ended September 30,          ended September 30,
                                            ---------------------         --------------------
                                               1997         1996             1997         1996
                                             -------      -------          -------      -------
         Balance at beginning of period      $  462          548              511          554
         Provision reversal during period        --          (21)              (4)         (21)
         Loss on dispositions                    --          (16)             (45)         (22)

         Balance at end of period            $  462          511              462          511
                                             ======       ======           ======       ======


       Changes in the balance of other real estate owned for the nine months ended September 30, 1997 and 1996 are summarized as follows: Nine months ended September 30,


                                                         Nine months ended September 30,
                                                  --------------------------------------------
                                                             1997                       1996
                                                            -------                    -------
Balance at beginning of period                              $ 2,057                      1,903
Add transfers from loans                                        817                        569
Less writedowns charged to reserves                             (45)                        --
      Cash proceeds from sales                     1,840                       796
Less gains on sales                                  479                       229
                                                   -----                     -----
        Net basis of OREO sold                               (1,361)                      (567)
                                                            -------                    -------
        Balance at end of period                            $ 1,468                      1,905
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

      The following is a summary of the effect of such restatement on the Company's consolidated financial statements:

                                                          September 30, 1997
                                                     ---------------------------
                                                     Originally
                                                      Reported         Restated
                                                     -----------      ----------
      Consolidated Balance Sheets

      Deferred tax asset                             $    6,905            7,534
      Other assets                                       13,013           12,993
      Total assets                                    2,169,437        2,170,046
      Accounts payable and accrued expenses              20,859           21,971
      Common stock                                        9,665           10,035
      Retained earnings                                 129,759          128,886
                                                     ==========       ==========

                                                     For the three months ended
                                                         September 30, 1997
                                                     ---------------------------
                                                      Originally
                                                       Reported       Restated
                                                     ------------    -----------
      Consolidated Statements of Income

      Employee benefits                              $     2,066           2,347
                                                     ===========      ==========
      Income before income taxes                     $    11,240          10,959
      Income tax expense                                   4,264           4,153
                                                     -----------      ----------

      Net income                                     $     6,976           6,806
                                                     ===========      ==========

      Net income per common share                    $      0.82            0.80
                                                     ===========      ==========

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                     For the nine months ended
                                                         September 30, 1997
                                                     ---------------------------
                                                      Originally
                                                       Reported       Restated
                                                     ------------    -----------
      Consolidated Statements of Income

      Employee benefits                              $     5,898           7,338
                                                     ===========      ==========

      Income before income taxes                     $    32,414          30,974
      Income tax expense                                  12,344          11,777
                                                     -----------      ----------

      Net income                                     $    20,070          19,197
                                                     ===========      ==========

      Net income per common share                    $      2.36            2.25
                                                     ===========      ==========


      Included in the 1997 restated financial statement amounts for the nine months ended September 30, 1997 are compensation expense of $1,000 and a reduction in tax expense of $394 related to periods prior to 1997. The impact on 1997 net income and earnings per share is a decrease to net income of $606 and a decrease of $0.08 to income per common share.

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

OTHER OPERATING EXPENSES

          Other operating expenses increased 54.5% to $18.7 million for the quarter ended September 30, 1997 from $12.1 for the same period in 1996. Year-to-date other operating expenses increased 58.1% to $55.8 million for the nine months ended September 30, 1997 from $35.3 million for the same period in the prior year. These increases resulted primarily from both direct and indirect expenses attributable to the Acquired Banks. Direct expenses totaled approximately $19.3 million for the first nine months of 1997. A significant portion of the remaining increase was due to various indirect expenses associated with the Company's need to increase its data processing support and other operating services to the Acquired Banks which had operated as dependent branch offices prior to their acquisition by the Company. Increases in administrative personnel and other resources to provide such support and services were necessary to facilitate integration of the Acquired Banks into the Company's operations. In addition, goodwill including core deposit intangible, associated with the acquisition of the banks resulted in increased amortization expense of approximately $1.5 million for the nine months ended September 30, 1997. Also during the first quarter of 1997, the Company recorded compensation expense related to stock options of $1.0 million for periods prior to 1997 as a result of restating the financial statements to reflect variable plan accounting for awards made pursuant to the Company's stock option plan. For additional information regarding the restatement, see "Restatement Explanatory Note" included in Part I and "Notes to Unaudited Consolidated Financial Statements-Restatement" included in Part I, Item 1.

          Salaries and benefits expense. Salaries and benefits expense of $29.0 million for the nine months ended September 30, 1997 increased 53.4% over the same period in 1996. Salaries and benefits expenses for the three month period ended September 30, 1997 increased 54.6% from the third quarter of the prior year. These increases are primarily due to the direct and indirect expenses attributable to the Acquired Banks, as discussed above. The indirect expenses were related particularly to the Company's data processing division and bank operation centers. In addition, $1.0 million of the increase relates to periods prior to 1997 and is the result of the restatement previously discussed. The remainder of the increase in salaries and benefits expense was principally inflationary in nature.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       FIRST INTERSTATE BANCSYSTEM, INC.



Date   May 16, 2001                    /s/ Thomas W. Scott
     -------------------               -----------------------------------------
                                           Thomas W. Scott
                                           Chief Executive Officer




Date   May 16, 2001                    /s/  Terrill R. Moore
     -------------------               -----------------------------------------
                                            Terrill R. Moore
                                            Senior Vice President
                                            and Chief Financial Officer