Form 10-Q
period 2001-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-08-10
CIK 860413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER 333-3250
                                               ----------


                        FIRST INTERSTATE BANCSYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Montana                              81-0331430
         -------------------------------             --------------------
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

The Registrant had 7,830,303 shares of common stock outstanding on July 31, 2001.


================================================================================

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


                                   Index                                                                       Page
                                   -----                                                                       ----
PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000 (unaudited)                                           3

                      Consolidated Statements of Income
                      Three and six months ended June 30, 2001 and 2000 (unaudited)                             4

                      Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income Six months ended June 30, 2001 and
                      2000 (unaudited)                                                                          5

                      Consolidated Statements of Cash Flows
                      Six months ended June 30, 2001 and 2000 (unaudited)                                       6

                      Notes to Unaudited Consolidated Financial Statements                                      7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                                                12

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                               17


PART II.    OTHER INFORMATION

            Item 1 -  Legal Proceedings                                                                        18

            Item 2 -  Changes in Securities                                                                    18

            Item 3 -  Defaults on Senior Securities                                                            18

            Item 4 -  Submission of Matters to a Vote of Security Holders                                      18

            Item 5 -  Other Information                                                                        18

            Item 6 -  Exhibits and Reports on Form 8-K                                                         18


SIGNATURES                                                                                                     19

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                                     June 30,            December 31,
                                                                                       2001                 2000
                                                                                    ----------           ----------
                               Assets
                               ------
Cash and due from banks                                                             $  159,428           $  166,964
Federal funds sold                                                                      94,153                1,510
Interest bearing deposits in banks                                                       1,647                  771
Investment securities:
     Available-for-sale                                                                496,719              397,981
     Held-to-maturity                                                                   96,891              228,826
                                                                                    ----------           ----------
     Total investment securities                                                       593,610              626,807

Loans                                                                                2,080,435            1,972,323
Less allowance for loan losses                                                          33,277               32,820
                                                                                    ----------           ----------
  Net loans                                                                          2,047,158            1,939,503

Premises and equipment, net                                                             92,137               91,075
Accrued interest receivable                                                             27,289               28,442
Goodwill and core deposit intangible, net of accumulated
     amortization of $18,993 at June 30, 2001 and $17,163
     at December 31, 2000                                                               40,651               42,481
Other real estate owned, net                                                             1,738                3,028
Deferred tax asset                                                                       5,382                7,282
Other assets                                                                            29,745               25,399
                                                                                    ----------           ----------
         Total assets                                                               $3,092,938           $2,933,262
                                                                                    ==========           ==========


               Liabilities and Stockholders' Equity
               ------------------------------------
Deposits:
     Non-interest bearing                                                           $  484,961           $  441,563
     Interest bearing                                                                2,023,313            1,923,662
                                                                                    ----------           ----------
         Total deposits                                                              2,508,274            2,365,225

Federal funds purchased                                                                  3,450               19,535
Securities sold under repurchase agreements                                            249,830              229,078
Accrued interest payable                                                                18,881               19,026
Accounts payable and accrued expenses                                                   12,362               14,274
Other borrowed funds                                                                    12,948               11,138
Long-term debt                                                                          37,848               37,000
     Mandatorily redeemable preferred securities of subsidiary trust                    40,000               40,000
                                                                                    ----------           ----------
         Total liabilities                                                           2,883,593            2,735,276


Stockholders' equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,833,468 shares as of June 30, 2001
     and 7,899,168 shares as of  December 31, 2000                                       4,565                7,101
Retained earnings                                                                      200,836              190,410
Accumulated other comprehensive income, net                                              3,944                  475
                                                                                    ----------           ----------
     Total stockholders' equity                                                        209,345              197,986
                                                                                    ----------           ----------
         Total liabilities and stockholders' equity                                 $3,092,938           $2,933,262
                                                                                    ==========           ==========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                        For the three months           For the six months
                                                            ended June 30,                ended June 30,
                                                        --------------------         ---------------------
                                                          2001        2000             2001         2000
                                                          ----        ----             ----         ----
Interest income:
  Interest and fees on loans                            $47,638      $43,809         $ 94,552     $ 84,407
  Interest and dividends on investment securities:
    Taxable                                               7,512        7,743           15,473       15,672
    Exempt from Federal taxes                               910          894            1,806        1,777
  Interest on deposits in banks                              56           33               68           55
  Interest on Federal funds sold                            945          276            1,399          452
                                                        -------      -------         --------     --------
       Total interest income                             57,061       52,755          113,298      102,363
                                                        -------      -------         --------     --------

Interest expense:
  Interest on deposits                                   21,146       18,667           43,435       36,691
  Interest on Federal funds purchased                        22          533               55          984
  Interest on securities sold under repurchase
    agreements                                            1,949        2,523            4,466        4,873
  Interest on other borrowed funds                           84        1,504              220        1,866
  Interest on long-term debt                                753          499            1,577        1,006
  Interest on mandatorily redeemable preferred
    securities of subsidiary trust                          882          882            1,764        1,764
                                                        -------      -------         --------     --------
       Total interest expense                            24,836       24,608           51,517       47,184
                                                        -------      -------         --------     --------

       Net interest income                               32,225       28,147           61,781       55,179
Provision for loan losses                                 1,328        1,231            2,531        2,476
                                                        -------      -------         --------     --------
       Net interest income after provision
         for loan losses                                 30,897       26,916           59,250       52,703

Non-interest income:
  Income from fiduciary activities                        1,161        1,164            2,328        2,348
  Service charges on deposit accounts                     3,700        3,066            7,155        5,927
  Technology services                                     2,629        2,581            4,974        5,076
  Other service charges, commissions, and fees            1,827        1,621            3,602        3,108
  Investment securities gains, net of losses                 71           44              126           44
  Other real estate (expense) income, net                   (76)         255             (123)         315
  Other income                                            1,184          981            2,318        1,832
                                                        -------      -------         --------     --------
       Total non-interest income                         10,496        9,712           20,380       18,650
                                                        -------      -------         --------     --------

Non-interest expense:
  Salaries, wages and employee benefits                  14,677       12,148           29,918       24,794
  Occupancy, net                                          2,292        1,954            4,619        3,888
  Furniture and equipment                                 3,040        2,748            5,888        5,393
  FDIC insurance                                            109          115              219          223
  Goodwill and core deposit intangible amortization         900          773            1,830        1,537
  Other expenses                                          7,506        6,900           14,387       12,612
                                                        -------      -------         --------     --------
       Total non-interest expense                        28,524       24,638           56,861       48,447
                                                        -------      -------         --------     --------

Income before income taxes                               12,869       11,990           22,769       22,906
Income tax expense                                        4,679        4,304            8,167        8,201
                                                        -------      -------         --------     --------
       Net income                                       $ 8,190      $ 7,686         $ 14,602     $ 14,705
                                                        =======      =======         ========     ========

Basic earnings per common share                         $  1.04      $  0.97         $   1.86     $   1.85
Diluted earnings per common share                       $  1.03      $  0.96         $   1.83     $   1.82


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
            (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                                             Accumulated
                                                                                                other             Total
                                                               Common          Retained     comprehensive     stockholders'
                                                                stock          earnings     income (loss)       equity
                                                          -----------------------------------------------------------------
Balance at December 31, 2000                                  $ 7,101         $190,410          $   475          $197,986

Comprehensive income(1):
     Net income                                                    --           14,602               --            14,602
     Net unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment            --               --            4,038             4,038
     Net unrealized losses on held-to-maturity investment
         securities transferred to available-for-sale              --               --             (569)             (569)
                                                                                                                 --------
              Total comprehensive income                                                                           18,071
                                                                                                                 --------

Common stock transactions:
     69,600 shares retired                                     (2,685)              --               --            (2,685)
     3,900 shares issued                                          149               --               --               149

Cash dividends declared:
     Common ($0.53 per share)                                      --           (4,176)              --            (4,176)
                                                          -----------------------------------------------------------------

Balance at June 30, 2001                                      $ 4,565         $200,836          $ 3,944          $209,345
                                                          =================================================================



Balance at December 31, 1999                                  $10,831         $168,837          $(6,030)         $173,638

Comprehensive income(1):
     Net income                                                    --           14,705               --            14,705
     Net unrealized losses on available-for-sale investment
         securities, net of reclassification adjustment            --               --             (809)             (809)
                                                                                                                 --------
              Total comprehensive income                                                                           13,896
                                                                                                                 --------

Common stock transactions:
     78,523 shares retired                                     (3,139)              --               --            (3,139)
     4,512  shares issued                                         181               --               --               181

Cash dividends declared:
     Common ($0.53 per share)                                      --           (4,217)              --            (4,217)
                                                          -----------------------------------------------------------------

Balance at June 30, 2000                                      $ 7,873         $179,325          $(6,839)         $180,359
                                                          =================================================================


(1) Comprehensive income for the three months ended June 30, 2001 and 2000 is $8,052 and $8,160, respectively.


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              For the six months
                                                                                                 ended June 30,
                                                                                        -----------------------------
                                                                                          2001                 2000
                                                                                          ----                 ----
Cash flows from operating activities:
   Net income                                                                           $ 14,602            $ 14,705
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed losses of joint ventures                                    156                  --
         Provision for loan and other real estate losses                                   2,586               2,476
         Depreciation and amortization                                                     6,787               5,906
         Net premium amortization (discount accretion) on investment securities             (107)                199
         Gain on sales of investment securities                                             (126)                (44)
         Loss on sales of other real estate                                                   27                  --
         Gain on sales of loans                                                           (1,059)               (326)
         Gain on disposals of premises and equipment                                          63                   1
         Write-down of bank premises                                                          85                  --
         Deferred income taxes                                                              (196)               (213)
         Increase (decrease) in interest receivable                                        1,153              (1,605)
         Increase in other assets                                                         (3,851)             (1,178)
         Increase (decrease) in accrued interest payable                                    (145)              1,642
         Decrease in accounts payable and accrued expenses                                (1,903)               (860)
                                                                                        --------            --------
             Net cash provided by operating activities                                    18,072              20,703
                                                                                        --------            --------
Cash flows from investing activities:
     Purchases of investment securities:
             Held-to-maturity                                                             (2,275)             (2,917)
             Available-for-sale                                                         (214,407)            (21,717)
     Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                             30,211              23,801
             Available-for-sale                                                          207,834              14,984
     Proceeds from sales of investment securities:
             Held-to-maturity                                                                 --               2,001
             Available-for-sale                                                           17,632               7,555
     Extensions of credit to customers, net of repayments                               (110,391)           (154,637)
     Recoveries of loans charged-off                                                       1,021               1,475
     Proceeds from sales of other real estate                                              1,626                 701
     Capital distributions from (contributions to) joint ventures                           (700)                100
     Capital expenditures, net                                                            (6,340)            (11,468)
                                                                                        --------            --------
             Net cash used in investing activities                                       (75,789)           (140,122)
                                                                                        --------            --------
Cash flows from financing activities:
     Net increase in deposits                                                            143,049              19,388
     Net increase in Federal funds purchased and repurchase agreements                     4,667              33,467
     Net increase in other borrowed funds                                                  1,810              86,885
     Repayment of long-term borrowings                                                   (18,002)               (500)
     Proceeds from advances of long-term borrowings                                       18,850                  --
     Amortization of debt issuance costs                                                      47                  47
     Proceeds from issuance of common stock                                                  140                 135
     Payments to retire common stock                                                      (2,685)             (3,139)
     Dividends paid on common stock                                                       (4,176)             (4,217)
                                                                                        --------            --------
             Net cash provided by financing activities                                   143,700             132,066
                                                                                        --------            --------
             Net increase in cash and cash equivalents                                    85,983              12,647
Cash and cash equivalents at beginning of period                                         169,245             162,306
                                                                                        --------            --------
Cash and cash equivalents at end of period                                              $255,228            $174,953
                                                                                        ========            ========

Supplemental disclosure of cash flow information:
     Cash paid during period for income taxes                                           $  8,640            $  8,210
                                                                                        ========            ========
     Cash paid during period for interest                                               $ 51,662            $ 45,542
                                                                                        ========            ========


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiairies (the "Company") contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at June 30, 2001 and December 31, 2000, and the results of operations and cash flows for each of the periods ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2000 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the June 30, 2001 presentation, none of which were material.

(2)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," addressing a limited number of implementation issues in applying SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138 ("SFAS No. 133") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of June 30, 2001, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS No. 133. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and market values of $104,011 and $103,442, respectively, into the available-for-sale investment category. Net unrealized holding losses of $569, net of tax, on the transferred securities are reported in accumulated other comprehensive income.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of the provisions of SFAS No. 140 on April 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires disclosure of changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization expense for the next five years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and are required to be applied to all goodwill and other intangible assets recognized in the financial statements at the date of adoption, with the exception of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Impairment losses for goodwill and indefinite-lived intangible assets arising due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company and will continue to evaluate the implications of implementation. Goodwill and core deposit intangible amortization expense for the six months ended June 30, 2001 and 2000 was $1,830 and $1,537, respectively.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(3)  Computation of Earnings per Share

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000.

                                                            Three months ended                    Six months ended
                                                         -------------------------           ---------------------------
                                                          6/30/01          6/30/00            6/30/01          6/30/00
                                                          -------          -------            -------          -------
     Net income                                          $    8,190      $    7,686          $   14,602       $   14,705
                                                         ==========      ==========          ==========       ==========

     Average outstanding shares - basic                   7,845,814       7,924,667           7,861,999        7,942,664
     Add:  effect of dilutive stock options                 101,250         123,402             103,252          127,641
                                                         ----------      ----------          ----------       ----------

     Average outstanding shares - diluted                 7,947,064       8,048,069           7,965,251        8,070,305
                                                         ==========      ==========          ==========       ==========

     Basis earnings per share                            $     1.04      $     0.97          $     1.86       $     1.85
                                                         ==========      ==========          ==========       ==========

     Diluted earnings per share                          $     1.03      $     0.96          $     1.83       $     1.82
                                                         ==========      ==========          ==========       ==========

(4)  Cash Dividends

     On July 13, 2001, the Company declared and paid a cash dividend on second quarter earnings of $0.31 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The July 2001 dividend represents 30% of the Company's net income for the quarter ended June 30, 2001 exclusive of compensation expense related to outstanding stock options.

(5)  Commitments and Contingencies

     In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

     First Interstate BancSystem, Inc. (the "Parent Company") and the Billings office of First Interstate Bank, Montana ("FIB Montana") are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At June 30, 2001 the partnership had full recourse indebtedness of $8.6 million.

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


(5)  Commitments and Contingencies (continued)

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

(6)  Comprehensive Income - Reclassification Adjustments

     The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain (loss) follows:

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                            2001               2000
                                                                                            ----               ----
     Disclosure of reclassification amount:
             Unrealized and realized holding gains (losses) arising during the period, net of income tax expense of $2,610 in 2001 and
                   income tax benefit of $500 in 2000                                      $4,081             $(782)

             Unrealized holding losses on held-to-maturity investment
                   securities transferred to available-for-sale in connection with adoption of SFAS No. 133, net of income tax benefit
                   of $364                                                                   (569)               --

             Less reclassification adjustment for gains included in net income,
                   net of income tax expense of $28 in 2001and $17 in 2000                    (43)              (27)
                                                                                           ------             -----

     Net change in unrealized gain (loss) on available-for-sale
                investment securities                                                      $3,469             $(809)
                                                                                           ======             =====


(7)  Noncash Investing and Financing Activities

     The Company transferred loans and real property of $243 to other real estate owned during the six-month period ended June 30, 2001.

     In conjunction with the exercise of stock options, the Company transferred $9 and $46 from accrued liabilities to common stock during the six month periods ended June 30, 2001 and 2000, respectively.

(8)  Segment Information

     The Company has two significant lines of business, community banking and technology services. Support services provided by the Company's holding company, non-bank subsidiaries, operations department and mortgage servicing branch are included in Other Support Services. Expenses for centrally provided services are allocated to the reporting segments based primarily upon estimated usage of services.

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


(8)  Segment Information (continued)

     The Technology Services reporting segment encompasses technology services provided to affiliated and non-affiliated financial institutions including ATM processing support, item proof and capture services ("IP services"), wide area network services and system support of general ledger, investment security, loan and deposit systems.

     Other Support Services include operational, financial, administrative and treasury services provided to affiliates and mortgage servicing to affiliated and non-affiliated financial institutions.

     On January 1, 2001, the Company transferred IP services from Other Support Services to the Technology Services reporting segment. Because expenses associated with IP services provided prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported below have not been reclassified to reflect the transfer. Increases in Technology Services revenues from other operating segments and non-interest expenses for the three and six month periods ended June 30, 2001 as compared to the same period in the prior year are primarily due to the transfer of IP services.

     Selected segment information for the three and six month periods ended June 30, 2001 and 2000 follows:

                                                                        Three Months Ended June 30, 2001
                                                  ---------------------------------------------------------------------------
                                                                                    Other
                                                  Community       Technology       Support       Elimination     Consolidated
                                                   Banking         Services        Services        Entries           Total
                                                  ---------------------------------------------------------------------------
     Net interest income (expense)                 $33,778           $   29         $(1,582)         $    --          $32,225
     Provision for loan losses                       1,268               --              60               --            1,328
                                                   -------           ------         -------          -------          -------
     Net interest income (expense) after
           provision for loan losses                32,510               29          (1,642)              --           30,897
     Non-interest income:
          External sources                           6,393            2,629           1,474                            10,496
          Other operating segments                      --            2,449             924           (3,373)              --
     Non-interest expense                           22,916            3,883           5,098           (3,373)          28,524
                                                   -------           ------         -------          -------          -------
     Income (loss) before income taxes              15,987            1,224          (4,342)              --           12,869
     Income tax expense (benefit)                    5,616              486          (1,423)              --            4,679
                                                   -------           ------         -------          -------          -------
     Net income (loss)                             $10,371           $  738         $(2,919)         $    --          $ 8,190
                                                   =======           ======         =======          =======          =======


     Depreciation and amortization expense         $ 1,233           $    4         $ 2,183          $    --          $ 3,420
                                                   =======           ======         =======          =======          =======

                                                                       Six Months Ended June 30, 2001
                                                  ---------------------------------------------------------------------------
                                                                                    Other
                                                  Community       Technology       Support       Elimination     Consolidated
                                                   Banking         Services        Services        Entries           Total
                                                  ---------------------------------------------------------------------------
     Net interest income (expense)                 $64,626           $   67         $(2,912)         $    --          $61,781
     Provision for loan losses                       2,471               --              60               --            2,531
                                                   -------           ------         -------          -------          -------
     Net interest income (expense) after
          provision for loan losses                 62,155               67          (2,972)              --           59,250
     Non-interest income:
          External sources                          12,536            4,974           2,870               --           20,380
          Other operating segments                      --            5,691           1,890           (7,581)              --
     Non-interest expense                           45,611            8,167          10,664           (7,581)          56,861
                                                   -------           ------         -------          -------          -------
     Income (loss) before income taxes              29,080            2,565          (8,876)              --           22,769
     Income tax expense (benefit)                   10,050            1,018          (2,901)              --            8,167
                                                   -------           ------         -------          -------          -------

     Net income (loss)                             $19,030           $1,547         $(5,975)         $    --          $14,602
                                                   =======           ======         =======          =======          =======


     Depreciation and amortization expense         $ 2,403           $    7         $ 4,377          $    --          $ 6,787
                                                   =======           ======         =======          =======          =======

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(8)  Segment Information (continued)

                                                                      Three Months Ended June 30, 2000
                                                  ---------------------------------------------------------------------------
                                                                                    Other
                                                  Community       Technology       Support       Elimination     Consolidated
                                                   Banking         Services        Services        Entries           Total
                                                  ---------------------------------------------------------------------------
     Net interest income (expense)                 $29,395           $   23         $(1,271)         $    --          $28,147
     Provision for loan losses                       1,231               --              --               --            1,231
                                                   -------           ------         -------          -------          -------
     Net interest income (expense) after
          Provision for loan losses                 28,164               23          (1,271)              --           26,916
     Non-interest income:
          External sources                           5,653            2,172           1,887                             9,712
          Other operating segments                      --            1,701             898           (2,599)              --
     Non-interest expense                           20,167            2,665           4,405           (2,599)          24,638
                                                   -------           ------         -------          -------          -------
     Income (loss) before income taxes              13,650            1,231          (2,891)              --           11,990
     Income tax expense (benefit)                    4,641              492            (829)              --            4,304
                                                   -------           ------         -------          -------          -------

     Net income (loss)                             $ 9,009           $  739         $(2,062)         $    --          $ 7,686
                                                   =======           ======         =======          =======          =======


     Depreciation and amortization expense         $ 1,031           $   --         $ 1,973          $    --          $ 3,004
                                                   =======           ======         =======          =======          =======

                                                                       Six Months Ended June 30, 2000
                                                  ---------------------------------------------------------------------------
                                                                                    Other
                                                  Community       Technology       Support       Elimination     Consolidated
                                                   Banking         Services        Services        Entries           Total
                                                  ---------------------------------------------------------------------------
     Net interest income (expense)                 $57,637           $   27         $(2,485)         $    --          $55,179
     Provision for loan losses                       2,476               --              --               --            2,476
                                                   -------           ------         -------          -------          -------
     Net interest income (expense) after
          Provision for loan losses                 55,161               27          (2,485)              --           52,703
     Non-interest income:
          External sources                          11,012            4,289           3,349                            18,650
          Other operating segments                      --            3,370           1,795           (5,165)              --
     Non-interest expense                           39,759            5,327           8,526           (5,165)          48,447
                                                   -------           ------         -------          -------          -------
     Income (loss) before income taxes              26,414            2,359          (5,867)              --            22,90
     Income tax expense (benefit)                    9,092              938          (1,829)              --            8,201
                                                   -------           ------         -------          -------          -------
     Net income (loss)                             $17,322           $1,421         $(4,038)         $    --          $14,705
                                                   =======           ======         =======          =======          =======


     Depreciation and amortization expense         $ 2,042           $    2         $ 3,862          $    --          $ 5,906
                                                   =======           ======         =======          =======          =======

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2001, with comparisons to 2000 as applicable. All earnings per share figures are presented on a diluted basis.

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

     As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. A large portion of the Parent Company's revenues are dividends received from its banking subsidiaries. In general, each banking subsidiary is limited, without the prior consent of its state and federal regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years. In addition, state or federal regulators may impose regulatory dividend limitations or prohibitions in certain circumstances. The banking subsidiaries are not subject to dividend limitations other than general limitations.

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

OVERVIEW

     The Company reported net income of $8.2 million, or $1.03 per share, during the second quarter 2001, as compared to $7.7 million, or $0.96 per share, recorded for the same period in 2000. This increase is primarily due to a $988 thousand non-credit loss recorded during the second quarter 2000.

     Net income for the six months ended June 30, 2001 of $14.6 million, or $1.83 per share, decreased slightly from $14.7 million, or $1.82 per share, for the same period in 2000 primarily due to expenses attributable to new branch openings and acquisitions occurring since June 2000.

EARNING ASSETS

     Earning assets of $2,770 million at June 30, 2001 increased $169 million, or 6.5%, from $2,601 million at December 31, 2000 primarily due to deployment of increases in funding sources in Federal funds sold and internally generated loans.

     Loans. Total loans increased $108 million, or 5.5%, to $2,080 million as of June 30, 2001 from $1,972 million as of December 31, 2000. All major categories of loans except agricultural loans increased from December 31, 2000 with the most significant growth occurring in real estate loans.

     Investment Securities. The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $33 million, or 5.3%, to $594 million as of June 30, 2001 from $627 million as of December 31, 2000. Proceeds from maturities, calls and principal paydowns during the first six months of 2001 were deployed to fund increases in short-term cash equivalent investments.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $86 million, or 50.8%, to $255 million as of June 30, 2001 from $169 million as of December 31, 2000. Excess funds generated by deposit growth and maturities and paydowns of investment securities were temporarily invested in short-term cash equivalent investments.

     Income from Earning Assets. Interest income increased $4.3 million, or 8.2%, to $57.1 million for the three months ended June 30, 2001 from $52.8 million for the same period in 2000. Year-to-date interest income through June 30, 2001 of $113.3 million increased $10.9 million, or 10.7%, from $102.4 million for the same period in 2000. These increases are due primarily to continued strong loan demand combined with increases in loan fees and slight increases in loan yields. On a fully taxable equivalent basis, average earning assets for the six month period ended June 30, 2001 of $2,650 million yielded 8.74% while average earning assets of $2,389 million for the six months ended June 30, 2000 yielded 8.72%. New branches opened or acquired since June 2000 contributed $4.2 million of interest income during the first six months of 2001 on average earning assets of $100.7 million.

FUNDING SOURCES

     The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements.

     Deposits. Total deposits increased $143 million, or 6.0%, to $2,508 million as of June 30, 2001 from $2,365 million as of December 31, 2000 primarily due to internal growth. Increases in deposits were used primarily to fund loan growth.

     Other Funding Sources. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with commercial depositors, long-term borrowings and, on a seasonal basis, Federal funds purchased. Other funding sources increased $7 million, or 2.5%, to $304 million as of June 30, 2001 from $297 million as of December 31, 2000. The Company's funding requirements were primarily met through deposit growth and liquidation of investment securities.

     Cost of Funding Sources. Interest expense for the three months ended June 30, 2001 of $24.8 million increased $228 thousand, or less than 1%, from $24.6 million for the same period in 2000. Year-to-date interest expense through June 30, 2001 of $51.5 million increased $4.3 million, or 9.2%, from $47.2 million for the same period in the prior year. This increase is primarily due to higher volumes of interest-bearing liabilities and shifts in the mix of interest-bearing liabilities toward higher yielding time deposits. Average interest-bearing liabilities and trust preferred securities of $2,289 million during the six months ended June 30, 2001 cost 4.54% while average interest-bearing liabilities and trust preferred securities of $2,082 million during the six months ended June 30, 2000 cost 4.56%. New branches opened or acquired since June 2000 recorded interest expense of $2.1 million during the first six months of 2001on average interest-bearing liabilities of $83.9 million.

NET INTEREST INCOME

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Net interest income on a fully-taxable equivalent ("FTE") basis of $63.3 million for the six months ended June 30, 2001 increased $6.8 million, or 12.1%, from $56.5 million for the same period in the prior year. The net interest margin ratio increased 7 basis points to 4.82% for the six months ended June 30, 2001 as compared to 4.75% for the same period in 2000 primarily due to increases in loan yields resulting from high real estate loan volumes combined with effective management of funding costs.

PROVISION FOR LOAN LOSS

     Provision for Loan Losses. The provision for loan losses creates an allowance for loan losses inherent within the portfolio. The loan loss provision each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes a provision for loan losses. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. The provision for loan losses increased $97 thousand, or 7.9%, to $1.3 million for the three months ended June 30, 2001 as compared to $1.2 million for the same period in the prior year. Year-to-date through June 30, 2001, the provision for loan losses increased $55 thousand, or 2.2%, from the same period in the prior year.

     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $1.2 million, or 4.1%, to $30 million as of June 30, 2001 as compared to $29 million as of June 30, 2000. At June 30, 2001, the ratio of non-performing loans to total loans was 1.44%. Non-performing loans as of December 31, 2000 totaled $27 million, or 1.37% of total loans.

NON-INTEREST INCOME

     The Company's principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $784 thousand, or 8.1%, to $10.5 million for the three months ended June 30, 2001 from $9.7 million for the same period in 2000. During the six-month period ended June 30, 2001, non-interest income of $20.4 million increased $1.7 million, or 9.3%, from $18.7 million for the same period in the prior year. Increases in non-interest income were a function of changes in each of the principal categories, as discussed below.

     Service Charges on Deposit Accounts. Service charges on deposit accounts increased $634 thousand, or 20.7%, to $3.7 million for the quarter ended June 30, 2001 from $3.1 million for the same period in 2000. For the six months ended June 30, 2001 service charges on deposit accounts of $7.2 million increased $1.2 million, or 20.7%, from $5.9 million for the same period in the prior year. New branches opened or acquired since June 2000 contributed approximately 33% of the quarter-to-date and year-to-date increases. The remaining increases occurred primarily in overdraft fees.

     Technology Services Revenues. Technology services revenues increased $48 thousand, or 1.9%, to $2.6 million for the quarter ended June 30, 2001. Year-to-date through June 30, 2001, technology services revenues of $5.0 million decreased $102 thousand, or 2.0%, from $5.1 million for the same period in the prior year. Increases in core data processing revenues were offset by decreases in IP service revenues. In addition, ATM rates were reduced an average of 18% during the third quarter of 2000 due to competitive pressure in the Company's market areas resulting in a $52 thousand decrease in ATM fee income for the six months ended June 30, 2001 as compared to the same period in the prior year.

     Other Service Charges, Commissions and Fees. Other service charges, commissions and fees increased $206 thousand, or 12.7%, to $1.8 million for the quarter ended June 30, 2001 as compared to $1.6 million for the same period in the prior year. For the six months ended June 30, 2001, other service charges, commissions and fees of $3.6 million increased $494 thousand, or 15.9%, from $3.1 million for the same period in the prior year. These increases are primarily due to loan servicing income resulting from internal growth and the acquisition of loan servicing rights in late December 2000, and increases in debit card interchange fees resulting from increases in transaction volumes.

     Other Real Estate Income/Expense. Variations in net other real estate
(OREO) income/expense during the periods resulted principally from fluctuations in gains and losses on sales of OREO. The Company incurred net OREO expense of $123 thousand for the six-month period ended June 30, 2001 as compared to net OREO income of $315 thousand during the same period in 2000.

     Other Income. Other income, primarily brokerage fees, check printing income and gains on the sale of fixed assets, increased $203 thousand, or 20.7%, to $1.2 million for the three months ended June 30, 2001 from $981 thousand for the same period in the prior year. Other income for the six months ended June 30, 2001 of $2.3 million increased $486 thousand, or 26.5%, from $1.8 million for the same period in the prior year. These increases are primarily due to the partial recovery of two previously recorded non-credit losses aggregating $196 thousand during the second quarter 2001 and increases in the earning of unconsolidated joint ventures of $202 thousand. These increases were partially offset by decreases in brokerage fees of $168 thousand year-to-date.

OTHER NON-INTEREST EXPENSE

     Other operating expenses increased $3.8 million, or 15.8%, to $28.5 million for the quarter ended June 30, 2001 from $24.6 million for the same period in 2000. Other operating expenses of $56.9 million for the six months ended June 30, 2001 increased $8.4 million, or 17.4%, from $48.4 million for the same period in 2000. Significant components of this increase are discussed below:

     Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $2.5 million, or 20.8%, to $14.7 million for the three months ended June 30, 2001 as compared to $12.1 million for the same period in the prior year. Salaries, wages and employee benefits expenses of $29.9 million for the six months ended June 30, 2001 increased $5.1 million, or 20.7%, from $24.8 million for the same period in the prior year. Approximately $700 thousand of the second quarter increase and $1.6 million of the year-to-date increase is attributable to new branch openings or acquisitions since June 2000. In addition, approximately $282 thousand of the second quarter increase and $674 thousand of the year-to-date increase is the result of compensation expense related to outstanding stock options. The remaining increases are primarily due to increases in administrative staffing levels to support the Company's expanding number of branches, increases in group health insurance premiums and inflationary wage increases.

     Occupancy. Occupancy expense increased $337 thousand, or 17.2%, to $2.3 million for the three months ended June 30, 2001 compared to $2.0 million for the same period in 2000. For the six months ended June 30, 2001, occupancy expense of $4.6 million increased $731 thousand, or 18.8% from $3.9 million for the same period in the prior year. Approximately 50% of the second quarter and year-to-date increases are attributable to new branches openings or acquisitions since June 2000. The remaining increases are primarily due to increased depreciation and maintenance costs associated with remodels and upgrades to existing facilities.

     Furniture and Equipment. Furniture and equipment expenses increased $292 thousand, or 10.6%, to $3.0 million for the three months ended June 30, 2001 from $2.7 million for the same period in 2000. Furniture and equipment expenses of $5.9 million for the six months ended June 30, 2001 increased $495 thousand, or 9.2%, from $5.4 million for the same period in 2000. Approximately 40% of the second quarter and year-to-date increases are attributable to new branch openings or acquisitions since June 2000. The remaining increases are largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with check-imaging technology.

     Goodwill and Core Deposit Intangible Amortization Expense. Goodwill and core deposit intangible amortization expense increased $127 thousand, or 16.4%, to $900 thousand for the three months ended June 30, 2001 from $773 thousand for the same period in the prior year. Goodwill and core deposit amortization expense for the six months ended June 30, 2001 of $1.8 million increased $293 thousand, or 19.1%, from $1.5 million for the same period in the prior year. These increases are due to the acquisition of two banking offices during the third quarter of 2000.

     Other Expenses. Other expenses include advertising and public relation costs, legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and mortgage servicing intangible amortization. Other expenses increased $606 thousand, or 8.8%, to $7.5 million for the quarter ended June 30, 2001 from $6.9 million for the same period in 2000. Other expenses increased $1.8 million, or 14.1%, to $14.4 million for the six months ended June 30, 2001 from $12.6 million for the same period in the prior year. Approximately $506 thousand of the second quarter increase and $826 thousand of the year-to-date increase are attributable to new branch openings or acquisitions since June 2000. In addition, during the first six months of 2001, the Company recognized increases in: losses on disposals of fixed assets of $235 thousand; its share of losses incurred by unconsolidated joint ventures of $157 thousand; losses on charged-off checking accounts of $101 thousand; impairment charges on its capitalized mortgage servicing rights of $113 thousand; unrealized holding losses of $96 thousand on insurance company demutualization stocks; and write downs of the value of bank premises of $85 thousand. The remaining year-to-date increase is primarily due to increases in business meals, public relations costs, professional fees associated with sales training initiatives, travel costs, mortgage servicing intangible amortization expense related to growth in the Company's loan servicing portfolio and increases in cash basis expenses such as postage and telephone.

SEGMENT RESULTS

     The following paragraphs contain a discussion of the financial performance of each of the Company's reportable segments for the three and six-month periods ended June 30, 2001 and 2000.

     Community Banking. Community banking encompasses consumer and commercial banking services offered to individual and business customers. The Community Banking reporting segment's net income increased $1.4 million, or 15.1%, to $10.4 million for the three-month period ended June 30, 2001 as compared to $9.0 million for the same period in the prior. Year-to-date net income through June 30, 2001 of $19.0 million increased $1.7 million, or 9.9%, from $17.3 for the same period in the prior year. Year-to-date and second quarter increases are primarily due to increases in net interest income and loan and overdraft fees; the partial recovery of two previously recorded non-credit losses; and increases in the earnings of unconsolidated joint ventures. These increases were partially offset by net losses incurred by new branches opened or acquired since June 2000, losses on charged-off checking accounts and the write-down of bank premises.

     Technology Services. The Technology Services reporting segment encompasses technology services provided to the Company's banking subsidiaries and to non-affiliated financial institutions. Technology services' net income was flat at $738 thousand for the three-month period ended June 30, 2001 as compared to $739 thousand for the same period in the prior year. Net income for the six-month period ended June 30, 2001 increased $126 thousand, or 8.9%, to $1.5 million as compared to $1.4 million for the same period in 2000 primarily due to increases in core data processing revenues from other operating segments. On January 1, 2001, the Company transferred IP services from Other Support Services to the Technology Services reporting segment. Because expenses associated with IP services prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported have not been reclassified to reflect the transfer. Increases in Technology Services revenues from other operating segments and external sources and increases in non-interest expenses during the three and six month periods ended June 30, 2001 as compared to the same period in the prior year are primarily due to revenues and expenses associated with IP services.

     Other Support Services. Other Support Services consist primarily of the Company's operational, financial, administrative, treasury and mortgage servicing centers. Net losses generated by the Other Support Services reporting segment of $2.9 million for the three months ended June 30, 2001 increased $857 thousand, or 41.6%, from $2.1 million for the same period in the prior year. Net losses for the six-month period ended June 30, 2001 increased $1.9 million, or 48.0%, to $6.0 million as compared to $4.0 million for the same period in the prior year. Increases in second quarter and year-to-date net losses are primarily due to increases in administrative staffing levels to support the Company's expanding number of branches; compensation expense related to outstanding stock options; professional fees associated with sales training initiatives; and, higher interest expense and goodwill and core deposit intangible amortization expense resulting from an acquisition in third quarter of 2000. In addition, the Other Support Services reporting segment recorded impairment on mortgage servicing rights and unrealized holding losses on insurance company demutualization stocks during the first quarter 2001 and losses incurred by unconsolidated joint ventures and provisions for loan losses during the second quarter 2001. Theses expenses were partially offset by increases in loan servicing income and debit card interchange fees.


                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of June 30, 2001, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 2000 Form 10-K.

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

ITEM 2.           CHANGES IN SECURITIES
                           None.

ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           The following matters were submitted to a vote of
                  security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on May 18, 2001:

                             Matter                             For               Against            Not Voted
                   -----------------------------------------------------------------------------------------------------
                    Amendment of Bylaws                     6,371,004              5,158             1,498,593

                    Election of Directors
                        Nominees:
                           C. Gary Jennings                 6,380,302                 81             1,494,372
                           Robert L. Nance                  6,380,302                 81             1,494,372
                           Robert H. Waller                 6,378,761              1,622             1,494,372
                           Elouise C. Cobell                6,380,302                 81             1,494,372
                           Richard A. Dorn                  6,378,761              1,622             1,494,372
                           Larry F. Suchor                  6,380,302                 81             1,494,372
                           William B. Ebzery                6,379,035              1,348             1,494,372

                        Directors Continuing in Office:
                           Homer A. Scott, Jr.              6,380,302                 81             1,494,372
                           John M. Heyneman, Jr.            6,380,302                 81             1,494,372
                           Joel T. Long                     6,378,761              1,622             1,494,372
                           Terry W. Payne                   6,378,761              1,622             1,494,372
                           David H. Crum                    6,378,761              1,622             1,494,372

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

                           A report on Form 8-K dated May 25, 2001 was filed by the Company providing notification of termination of KPMG LLP as principal accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       FIRST INTERSTATE BANCSYSTEM, INC.



Date   August 10, 2001                 /s/ THOMAS W. SCOTT
    -------------------------------    -----------------------------------
                                       Thomas W. Scott
                                       Chief Executive Officer



Date   August 10, 2001                 /s/ TERRILL R. MOORE
    -------------------------------    -----------------------------------
                                       Terrill R. Moore
                                       Senior Vice President and
                                       Chief Financial Officer