Form 10-Q
period 2001-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2001-11-13
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______


                         COMMISSION FILE NUMBER 333-3250


                        FIRST INTERSTATE BANCSYSTEM, INC.
             (Exact name of registrant as specified in its charter)

      Montana                                     81-0331430
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                (Identification No.)


     PO Box 30918, 401 North 31st Street, Billings, MT              59116-0918
       (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days          Yes X          No ________

The Registrant had 7,863,222 shares of common stock outstanding on October 31, 2001.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                   Index                                                     Page
                                   -----                                                     ----
PART I.     FINANCIAL INFORMATION

            Item 1 -  Financial Statements

                      Consolidated Balance Sheets
                      September 30, 2001 and December 31, 2000 (unaudited)                     3

                      Consolidated Statements of Income
                      Three and nine months ended September 30, 2001 and 2000 (unaudited)      4

                      Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income Three and nine months ended September
                      30, 2001 and 2000 (unaudited) 5

                      Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2001 and 2000 (unaudited)                6

                      Notes to Unaudited Consolidated Financial Statements                     7

            Item 2 -  Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                               12

            Item 3 -  Quantitative and Qualitative Disclosures about Market Risk              17


PART II.    OTHER INFORMATION

            Item 1  -  Legal Proceedings                                                       18

            Item 2 -  Changes in Securities                                                    18

            Item 3 -  Defaults on Senior Securities                                            18

            Item 4 -  Submission of Matters to a Vote of Security Holders                      18

            Item 5 -  Other Information                                                        18

            Item 6 -  Exhibits and Reports on Form 8-K                                         18


SIGNATURES                                                                                     19

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                              Assets                                                September 30,      December 31,
                                                                                        2001               2000
Cash and due from banks                                                              $  167,386          166,964
Federal funds sold                                                                       28,545            1,510
Interest bearing deposits in banks                                                       68,337              771
Investment securities:
Available-for-sale                                                                      589,913          385,163
Held-to-maturity                                                                         98,016          228,826
                                                                                     ----------        ---------
     Total investment securities                                                        687,929          613,989

Loans                                                                                 2,092,846        1,972,323
Less allowance for loan losses                                                           34,414           32,820
                                                                                     ----------        ---------
Net loans                                                                             2,058,432        1,939,503

Premises and equipment, net                                                              91,804           91,075
Accrued interest receivable                                                              28,632           28,442
Goodwill and core deposit intangible, net of accumulated
     amortization of $19,893 at September 30, 2001 and $17,163
     at December 31, 2000                                                                39,751           42,481
Other real estate owned, net                                                              1,851            3,028
Deferred tax asset                                                                        1,521            7,282
Other assets                                                                             43,862           38,217
                                                                                     ----------        ---------
         Total assets                                                                $3,218,050        2,933,262
                                                                                     ==========        =========

               Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing                                                                 $  503,916          441,563
Interest bearing                                                                      2,105,722        1,923,662
                                                                                     ----------        ---------
     Total deposits                                                                   2,609,638        2,365,225

Federal funds purchased                                                                   3,500           19,535
Securities sold under repurchase agreements                                             263,439          229,078
Accrued interest payable                                                                 18,226           19,026
Accounts payable and accrued expenses                                                    13,055           14,274
Other borrowed funds                                                                     11,727           11,138
Long-term debt                                                                           38,940           37,000
     Mandatorily redeemable preferred securities of subsidiary trust                     40,000           40,000
                                                                                     ----------        ---------
         Total liabilities                                                            2,998,525        2,735,276

Stockholders' equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of
     September 30, 2001 or December 31, 2000                                                 --               --
Common stock without par value; authorized 20,000,000 shares;
      issued and outstanding 7,838,995 shares as of September 30, 2001
      and 7,899,168 shares as of  December 31, 2000                                       4,787            7,101
Retained earnings                                                                       207,261          190,410
Accumulated other comprehensive income, net                                               7,477              475
                                                                                     ----------        ---------
     Total stockholders' equity                                                         219,525          197,986
                                                                                     ----------        ---------
         Total liabilities and stockholders' equity                                  $3,218,050        2,933,262
                                                                                     ==========        =========

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               For the three months           For the nine months
                                                                 ended September 30,           ended September 30,
                                                              ----------------------         ---------------------
                                                                2001           2000           2001             2000
                                                              -------        ------         --------         -------
Interest income:
Interest and fees on loans                                     $47,968        46,587         141,784         130,497
Interest and dividends on investment securities:
Taxable                                                          7,802         7,519          22,870          22,811
Exempt from Federal taxes                                          923           903           2,729           2,679
Interest on deposits in banks                                      119            34             187              89
Interest on Federal funds sold                                     984           506           2,383             958
                                                               -------        ------        --------         -------
    Total interest income                                       57,796        55,549         169,953         157,034
                                                               -------        ------        --------         -------

Interest expense:
Interest on deposits                                            19,596        20,779          63,029          57,470
Interest on Federal funds purchased                                 16           537              71           1,521
Interest on securities sold under repurchase agreements          1,815         2,861           6,281           7,734
Interest on other borrowed funds                                    70         1,083             290           2,949
Interest on long-term debt                                         712           786           2,207           1,709
Interest on mandatorily redeemable preferred securities
       of subsidiary trust                                         882           883           2,647           2,647
                                                               -------        ------        --------         -------
       Total interest expense                                   23,091        26,929          74,525          74,030
                                                               -------        ------        --------         -------

    Net interest income                                         34,705        28,620          95,428          83,004
Provision for loan losses                                        2,286         1,222           4,817           3,698
                                                               -------        ------        --------         -------
    Net interest income after provision for loan losses         32,419        27,398          90,611          79,306

Non-interest income:
Income from fiduciary activities                                 1,136         1,298           3,463           3,646
Service charges on deposit accounts                              3,637         3,204          10,792           9,131
Technology services                                              2,681         2,509           7,655           7,585
Other service charges, commissions, and fees                     2,819         2,469           7,793           6,877
Investment securities gains, net of losses                          16             1             142              45
Other real estate (expense) income, net                             17           475            (106)            790
Other income                                                     1,144           791           3,232           2,202
                                                               -------        ------        --------         -------
    Total non-interest income                                   11,450        10,747          32,971          30,276
                                                               -------        ------        --------         -------

Non-interest expense:
Salaries, wages and employee benefits                           15,866        13,345          45,785          38,139
Occupancy, net                                                   2,391         2,075           7,010           5,963
Furniture and equipment                                          3,062         2,667           8,950           8,060
FDIC insurance                                                     112           106             330             329
Goodwill and core deposit intangible amortization                  900           917           2,730           2,454
Other expenses                                                   7,611         6,560          22,081          19,256
                                                               -------        ------        --------         -------
    Total non-interest expense                                  29,942        25,670          86,886          74,201
                                                               -------        ------        --------         -------

Income before income taxes                                      13,927        12,475          36,696          35,381
Income tax expense                                               5,075         4,481          13,242          12,682
                                                               -------        ------        --------         -------
    Net income                                                 $ 8,852         7,994          23,454          22,699
                                                               =======        ======        ========         =======

Basic earnings per common share                                $  1.13          1.01            2.99            2.86
Diluted earnings per common share                              $  1.12          1.00            2.95            2.82


See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity and
                   Comprehensive Income (Dollars in thousands,
                        except share and per share data)
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      other             Total
                                                                   Common           Retained       comprehensive     stockholders'
                                                                    stock           earnings       income (loss)       equity
                                                                   --------         ---------      -------------      ----------
Balance at January 1, 2001                                         $  7,101         $ 190,410         $   475         $ 197,986

Comprehensive income(1):
     Net income                                                          --            23,454              --            23,454
     Net unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment                  --                --           7,571             7,571
     Cumulative effect of adoption of Statement No. 133,
         transfer of held-to-maturity investment securities
         to available-for-sale, net of tax benefit                       --                --            (569)             (569)
                                                                                                                      ---------
              Total comprehensive income                                                                                 30,456
                                                                                                                      ---------

Common stock transactions:
     83,689 shares retired                                           (3,243)               --              --            (3,243)
     23,516 shares issued                                               929                --              --               929

Cash dividends declared:
     Common ($0.84 per share)                                            --            (6,603)             --            (6,603)
                                                                   --------         ---------         -------         ---------
Balance at September 30, 2001                                      $  4,787         $ 207,261         $ 7,477         $ 219,525
                                                                   ========         =========         =======         =========

Balance at January 1, 2000                                         $ 10,831         $ 168,837         $(6,030)        $ 173,638

Comprehensive income(1):
     Net income                                                          --            22,699              --            22,699
     Net unrealized gains on available-for-sale investment
         securities, net of reclassification adjustment                  --                --           1,839             1,839
                                                                                                                      ---------
              Total comprehensive income                                                                                 24,538
                                                                                                                      ---------

Common stock transactions:
    103,804 shares retired                                           (4,108)               --              --            (4,108)
     29,586 shares issued                                             1,133                --              --             1,133

Cash dividends declared:
     Common ($0.81 per share)                                            --            (6,433)             --            (6,433)
                                                                   --------         ---------         -------         ---------
Balance at September 30, 2000                                      $  7,856         $ 185,103         $(4,191)        $ 188,768
                                                                   ========         =========         =======         =========

(1) Comprehensive income for the three months ended September 30, 2001 and 2000 was $12,385 and $10,642, respectively.

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                For the nine months
                                                                                                 ended September 30,
                                                                                            ----------------------------
                                                                                               2001              2000
                                                                                            ---------         ---------
Cash flows from operating activities:
   Net income                                                                               $  23,454         $  22,699
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed losses of joint ventures                                         (66)               --
         Provision for loan and other real estate losses                                        4,852             3,698
         Depreciation and amortization                                                         10,216             9,072
         Net premium amortization (discount accretion) on investment securities                  (115)              219
         Gain on sales of investment securities                                                  (142)              (45)
         Loss (gain) on sales of other real estate                                                 27              (410)
         Gain on sales of loans                                                                (1,612)           (1,249)
         Loss (gain) on disposals of premises and equipment                                        47              (176)
         Write-down of bank premises                                                               85                --
         Deferred income taxes                                                                  1,571               (71)
         Decrease in interest receivable                                                         (190)           (6,480)
         Increase in other assets                                                              (5,263)           (1,865)
         Increase (decrease) in accrued interest payable                                         (800)            3,923
         Decrease in accounts payable and accrued expenses                                     (1,144)             (754)
                                                                                            ---------         ---------
             Net cash provided by operating activities                                         30,920            28,561
                                                                                            ---------         ---------
Cash flows from investing activities: Purchases of investment securities:
             Held-to-maturity                                                                  (4,336)           (8,924)
             Available-for-sale                                                              (410,188)          (35,590)
Proceeds from maturities and paydowns of investment securities:
             Held-to-maturity                                                                  31,113            37,466
             Available-for-sale                                                               303,273            23,174
     Proceeds from sales of investment securities:
             Held-to-maturity                                                                      --             2,001
             Available-for-sale                                                                17,647             7,556
     Extensions of credit to customers, net of repayments                                    (124,283)         (163,041)
     Recoveries of loans charged-off                                                            1,569             1,908
     Proceeds from sales of other real estate                                                   1,870               980
     Acquisition of branch banks, net of cash acquired                                             --           (13,288)
     Capital distributions from (contributions to) joint ventures                                (200)              100
     Capital expenditures, net                                                                 (8,709)          (18,363)
                                                                                            ---------         ---------
             Net cash used in investing activities                                           (192,244)         (166,021)
                                                                                            ---------         ---------
Cash flows from financing activities:
     Net increase in deposits                                                                 244,413           114,595
     Net increase in Federal funds purchased and repurchase agreements                         18,326            71,897
     Net increase (decrease) in other borrowed funds                                              589           (30,643)
     Repayment of long-term borrowings                                                        (23,960)           (4,242)
     Proceeds from advances of long-term borrowings                                            25,900            24,900
     Amortization of debt issuance costs                                                           71                70
     Proceeds from issuance of common stock                                                       854             1,088
     Payments to retire common stock                                                           (3,243)           (4,108)
     Dividends paid on common stock                                                            (6,603)           (6,433)
                                                                                            ---------         ---------
             Net cash provided by financing activities                                        256,347           167,124
                                                                                            ---------         ---------
             Net increase in cash and cash equivalents                                         95,023            29,664
Cash and cash equivalents at beginning of period                                              169,245           162,306
                                                                                            ---------         ---------
Cash and cash equivalents at end of period                                                  $ 264,268         $ 191,970
                                                                                            =========         =========

Supplemental disclosure of cash flow information:
     Cash paid during period for income taxes                                               $   9,282         $  11,360
                                                                                            =========         =========
     Cash paid during period for interest                                                   $  75,325         $  70,231
                                                                                            =========         =========

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the "Company") contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position at September 30, 2001 and December 31, 2000, and the results of operations and cash flows for each of the periods ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2000 is derived from audited consolidated financial statements, however, certain reclassifications have been made to conform to the September 30, 2001 presentation, none of which were material.

(2)      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," addressing a limited number of implementation issues in applying SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138 ("SFAS No. 133") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of September 30, 2001, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS No. 133. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and market values of $104,011 and $103,442, respectively, into the available-for-sale investment category. Net unrealized holding losses of $569, net of tax, on the transferred securities are reported as a cumulative effect of change in accounting principle within accumulated other comprehensive income.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000 and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of the provisions of SFAS No. 140 on April 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. Securities sold under repurchase agreements as of September 30, 2001 and December 31, 2000, respectively, did not require physical transfer of securities nor did the counterparty have the right to sell or repledge any security used as collateral; therefore, no reclassification was required.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires disclosure of changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization expense for the next five years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and are required to be applied to all goodwill and other intangible assets recognized in the financial statements at the date of adoption, with the exception of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. Impairment losses for goodwill and indefinite-lived intangible assets arising due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company and will continue to evaluate the implications of implementation. Goodwill and core deposit intangible amortization expense for the nine months ended September 30, 2001 and 2000 was $2,730 and $2,454, respectively.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(2)      New Accounting Pronouncements (continued)

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addressing accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within. Management expects adoption of the provisions of SFAS No. 144 will not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

(3)      Computation of Earnings per Share

         Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2001 and 2000.

                                                   Three months ended                   Nine months ended
                                                9/30/01          9/30/00            9/30/01          9/30/00
                                              ----------        ----------        ----------        ----------
Net income                                    $    8,852        $    7,994        $   23,454        $   22,699
                                              ==========        ==========        ==========        ==========

Average outstanding shares - basic             7,837,872         7,905,605         7,853,869         7,930,220
Add:  effect of dilutive stock options            54,091           114,285            86,685           123,157
                                              ----------        ----------        ----------        ----------

Average outstanding shares - diluted           7,891,963         8,019,890         7,940,554         8,053,377
                                              ==========        ==========        ==========        ==========

Basis earnings per share                      $     1.13        $     1.01        $     2.99        $     2.86
                                              ==========        ==========        ==========        ==========

Diluted earnings per share                    $     1.12        $     1.00        $     2.95        $     2.82
                                              ==========        ==========        ==========        ==========

(4)      Cash Dividends

         On October 15, 2001, the Company declared and paid a cash dividend on third quarter earnings of $0.34 per share to stockholders of record on that date. It has been the Company's practice to pay quarterly dividends based upon earnings. The October 2001 dividend represents 30% of the Company's net income for the quarter ended September 30, 2001 exclusive of compensation expense related to outstanding stock options.

(5)      Commitments and Contingencies

         In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity.

         First Interstate BancSystem, Inc. (the "Parent Company") and the Billings office of First Interstate Bank, Montana ("FIB Montana") are the anchor tenants in a building owned by a partnership in which FIB Montana is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At September 30, 2001 the partnership had full recourse indebtedness of $8.4 million.

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

 (6)     Comprehensive Income - Reclassification Adjustments

         The reconciliation of unrealized holding gains (losses) arising during the period to the net change in unrealized gain follows:


                                                                                    Nine Months Ended September 30,
                                                                                         2001            2000
                                                                                       ---------       ---------
Disclosure of reclassification amount:
       Unrealized and realized holding gains arising during the period, net of income tax expense of $4,895 in 2001 and
             income tax benefit of $1,194 in 2000                                       $ 7,658         $ 1,866

       Cumulative effect of adoption of Statement No. 133, transfer of held-to-maturity securities to available-for-sale, net
             of income tax benefit of $364                                                 (569)             --

       Less reclassification adjustment for gains included in net income,
             net of income tax expense of $55 in 2001 and $18 in 2000                       (87)            (27)
                                                                                        -------         -------

Net change in unrealized gain on available-for-sale
                investment securities                                                   $ 7,002         $ 1,839
                                                                                        =======         =======


(7)      Noncash Investing and Financing Activities

         The Company transferred loans and real property of $580 and $1,425 to other real estate owned during the nine-month periods ended September 30, 2001 and 2000.

         In conjunction with the exercise of stock options, the Company transferred $75 and $46 from accrued liabilities to common stock during the nine-month periods ended September 30, 2001 and 2000, respectively.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(8)      Stock Option Plans

         During the third quarter 2001, the Company adopted the 2001 Stock Option Plan, a non-qualified stock option plan for certain officers and directors of the Company. Stock option awards are granted at the discretion of the Company's Board of Directors. All options granted have a per share exercise price equal to fair value at the date of grant. Options granted may be subject to a vesting schedule and can be exercised for a period not to exceed ten years from the date of grant. Stock issued in conjunction with the exercise of options is subject to a shareholder agreement.

         Under the pre-existing stock option plan, the Company allowed option holders to exercise their options and receive a net cash settlement. During the third quarter 2001, option holders exercised 442,059 options.

(9)      Segment Information

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

         On January 1, 2001, the Company transferred IP services from Other Support Services to the Technology Services reporting segment. Because expenses associated with IP services provided prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported below have not been reclassified to reflect the transfer. Increases in Technology Services revenues from other operating segments and non-interest expenses for the three and nine-month periods ended September 30, 2001 as compared to the same period in the prior year are primarily due to the transfer of IP services.

         Selected segment information for the three and nine month periods ended September 30, 2001 and 2000 follows:

                                                               Three Months Ended September 30, 2001
                                          ------------------------------------------------------------------------
                                                                           Other
                                             Community    Technology      Support      Elimination     Consolidated
                                              Banking     Services        Services       Entries           Total
                                          ------------------------------------------------------------------------
Net interest income (expense)                $36,576        $   27        $(1,898)        $     --         $34,705
Provision for loan losses                      1,946            --            340               --           2,286
                                             -------        ------        -------         --------         -------
Net interest income (expense) after
      provision for loan losses               34,630            27         (2,238)              --          32,419
Non-interest income:
     External sources                          6,796         2,683          1,971                           11,450
     Other operating segments                     --         3,013            947           (3,960)             --
Non-interest expense                          23,761         4,459          5,682           (3,960)         29,942
                                             -------        ------        -------         --------         -------
Income (loss) before income taxes             17,665         1,264         (5,002)              --          13,927
Income tax expense (benefit)                   6,220           502         (1,647)              --           5,075
                                             -------        ------        -------         --------         -------
Net income (loss)                            $11,445        $  762        $(3,355)        $     --         $ 8,852
                                             =======        ======        =======         ========         =======
Depreciation and amortization expense        $ 1,235        $    4        $ 2,190         $     --         $ 3,429
                                             =======        ======        =======         ========         =======

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(9)      Segment Information (continued)

                                                                  Nine Months Ended September 30, 2001
                                             ------------------------------------------------------------------------------------
                                                                                   Other
                                              Community         Technology         Support         Elimination       Consolidated
                                              Banking           Services          Services           Entries            Total
                                             ------------------------------------------------------------------------------------
Net interest income (expense)                  $100,467          $    94          $ (5,133)          $     --           $95,428
Provision for loan losses                         4,417               --               400                 --             4,817
                                               --------          -------          --------           --------           -------
Net interest income (expense) after
     provision for loan losses                   96,050               94            (5,533)                --            90,611
Non-interest income:
     External sources                            20,091            7,661             5,219                 --            32,971
     Other operating segments                        --            8,700             2,840            (11,540)               --
Non-interest expense                             69,372           12,627            16,427            (11,540)           86,886
                                               --------          -------          --------           --------           -------
Income (loss) before income taxes                46,769            3,828           (13,901)                --            36,696
Income tax expense (benefit)                     16,270            1,520            (4,548)                --            13,242
                                               --------          -------          --------           --------           -------
Net income (loss)                              $ 30,499          $ 2,308          $ (9,353)          $     --           $23,454
                                               ========          =======          ========           ========           =======
Depreciation and amortization expense          $  3,638          $    11          $  6,567           $     --           $10,216
                                               ========          =======          ========           ========           =======


                                                                      Three Months Ended September 30, 2000
                                             ------------------------------------------------------------------------------------
                                                                                   Other
                                              Community         Technology         Support         Elimination       Consolidated
                                              Banking           Services          Services           Entries            Total
                                             ------------------------------------------------------------------------------------
Net interest income (expense)                  $30,305          $   39          $(1,724)          $     --           $28,620
Provision for loan losses                        1,222              --               --                 --             1,222
                                               -------          ------          -------           --------           -------
Net interest income (expense) after
     Provision for loan losses                  29,083              39           (1,724)                --            27,398
Non-interest income:
     External sources                            6,044           2,182            2,521                               10,747
     Other operating segments                       --           1,691              897             (2,588)               --
Non-interest expense                            20,785           2,633            4,840             (2,588)           25,670
                                               -------          ------          -------           --------           -------
Income (loss) before income taxes               14,342           1,279           (3,146)                --            12,475
Income tax expense (benefit)                     4,984             507           (1,010)                --             4,481
                                               -------          ------          -------           --------           -------
Net income (loss)                              $ 9,358          $  772          $(2,136)          $     --           $ 7,994
                                               =======          ======          =======           ========           =======
Depreciation and amortization expense          $ 1,062          $    1          $ 2,103           $     --           $ 3,166
                                               =======          ======          =======           ========           =======

                                                                          Nine Months Ended September 30, 2000
                                             ------------------------------------------------------------------------------------
                                                                                   Other
                                              Community         Technology         Support         Elimination       Consolidated
                                              Banking           Services          Services           Entries            Total
                                             ------------------------------------------------------------------------------------
Net interest income (expense)                  $87,444          $   67          $ (4,507)          $     --           $83,004
Provision for loan losses                        3,698              --                --                 --             3,698
                                               -------          ------          --------           --------           -------
Net interest income (expense) after
     Provision for loan losses                  83,746              67            (4,507)                --            79,306
Non-interest income:
     External sources                           17,496           6,401             6,379                               30,276
     Other operating segments                       --           5,132             2,692             (7,824)               --
Non-interest expense                            60,618           7,959            13,448             (7,824)           74,201
                                               -------          ------          --------           --------           -------
Income (loss) before income taxes               40,624           3,641            (8,884)                --            35,381
Income tax expense (benefit)                    14,195           1,445            (2,958)                --            12,682
                                               -------          ------          --------           --------           -------
Net income (loss)                              $26,429          $2,196          $ (5,926)          $     --           $22,699
                                               =======          ======          ========           ========           =======
Depreciation and amortization expense          $ 3,104          $    3          $  5,965           $     --           $ 9,072
                                               =======          ======          ========           ========           =======

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and nine-month periods ended September 30, 2001, with comparisons to 2000 as applicable. All earnings per share figures are presented on a diluted basis.

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

       Capital Adequacy. The objective of capital adequacy is to provide adequate capitalization to assure depositor, investor and regulatory confidence. The intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. As of September 30, 2001 and December 31, 2000, respectively, each of the Company's banking subsidiaries were considered well-capitalized under regulatory capital guidelines.

OVERVIEW

       The Company reported net income of $8.9 million, or $1.12 per share, during the third quarter 2001, as compared to $8.0 million, or $1.00 per share, recorded for the same period in 2000. Net income for the nine months ended September 30, 2001 of $23.5 million, or $2.95 per share, increased from $22.7 million, or $2.82 per share, for the same period in 2000. These increases are primarily due to increases in net interest margin resulting from effective management of funding costs combined with increases in loan fees driven by high real estate loan volumes and a $988 thousand non-credit loss recorded during the second quarter 2000

EARNING ASSETS

       Earning assets of $2,878 million at September 30, 2001 increased $289 million, or 11.2%, from $2,589 million at December 31, 2000.

       Loans. Total loans increased $121 million, or 6.1%, to $2,093 million as of September 30, 2001 from $1,972 million as of December 31, 2000. This increase was achieved through internal growth. All major categories of loans increased from December 31, 2000 with the most significant growth occurring in loans secured by real estate.

       Investment Securities. The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $75 million, or 12.0%, to $688 million as of September 30, 2001 from $614 million as of December 31, 2000. This increase was primarily funded by deposit growth.

       Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $95 million, or 56.1%, to $264 million as of September 30, 2001 from $169 million as of December 31, 2000. Excess funds generated primarily by deposit growth were temporarily invested in short-term cash equivalent investments.

       Income from Earning Assets. Interest income increased $2.3 million, or 4.0%, to $57.8 million for the three months ended September 30, 2001 from $55.5 million for the same period in 2000. Year-to-date interest income through September 30, 2001 of $170.0 million increased $13.0 million, or 8.2%, from $157.0 million for the same period in 2000. Third quarter and year-to-date increases in interest income are attributable to increases in earning assets resulting from internal growth and acquisitions, partially offset by lowering yields. On a fully taxable equivalent basis, average earning assets for the nine-month period ended September 30, 2001 of $2,692 million yielded 8.55% while average earning assets of $2,424 million for the nine months ended September 30, 2000 yielded 8.77%. New branches opened or acquired since September 2000 contributed $7.0 million of interest income during the first nine months of 2001 on average earning assets of $112.3 million.

FUNDING SOURCES

       The Company utilizes traditional funding sources to support its earning asset portfolio including deposits, borrowings, Federal funds purchased and repurchase agreements. The Company's funding requirements were met primarily through deposit growth.

       Deposits. Total deposits increased $245 million, or 10.3%, to $2,610 million as of September 30, 2001 from $2,365 million as of December 31, 2000 as a result of internal growth. Increases in deposits were used to fund growth in loans, investment securities and cash equivalents.

       Other Funding Sources. In addition to deposits, the Company also uses short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with commercial depositors, long-term borrowings and, on a seasonal basis, Federal funds purchased. Other funding sources increased $21 million, or 7.0%, to $318 million as of September 30, 2001 from $297 million as of December 31, 2000.

       Cost of Funding Sources. Interest expense for the three months ended September 30, 2001 of $23.1 million decreased $3.8 million, or 14.3%, from $26.9 million for the same period in 2000 due primarily to decreases interest rates. Year-to-date interest expense through September 30, 2001 of $74.5 million increased $495 thousand, or less than 1.0%, from $74.0 million for the same period in the prior year. Increases resulting from higher volumes of interest-bearing liabilities and shifts in the mix of interest-bearing liabilities toward higher yielding time deposits were largely offset by decreases in interest rates. Average interest-bearing liabilities and trust preferred securities of $2,326 million during the nine months ended September 30, 2001 cost 4.28% while average interest-bearing liabilities and trust preferred securities of $2,123 million during the nine months ended September 30, 2000 cost 4.66%. New branches opened or acquired since June 2000 recorded interest expense of $3.4 million during the first nine months of 2001 on average interest-bearing liabilities of $102.9 million.

NET INTEREST INCOME

         The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Net interest income on a fully-taxable equivalent ("FTE") basis of $97.7 million for the nine months ended September 30, 2001 increased $12.7 million, or 14.9%, from $85.0 million for the same period in the prior year. The net interest margin ratio increased 16 basis points to 4.85% for the nine months ended September 30, 2001 as compared to 4.69% for the same period in 2000 primarily due to increases in loan yields resulting from high real estate loan volumes combined with effective management of funding costs and a steepening yield curve.

PROVISION FOR LOAN LOSS

       Provision for Loan Losses. The provision for loan losses creates an allowance for loan losses inherent within the portfolio. The loan loss provision each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of underlying collateral on problem loans and general economic conditions in the Company's markets. The Company performs a quarterly assessment of risks inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes a provision for loan losses. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. The provision for loan losses increased $1.1 million, or 87.1%, to $2.3 million for the three months ended September 30, 2001 as compared to $1.2 million for the same period in the prior year. Year-to-date through September 30, 2001, the provision for loan losses increased $1.1 million, or 30.3%, to $4.8 million from $3.7 million for the same period in the prior year. Increases in the provision for loan losses result primarily from softening economic conditions in the Company's market areas, particularly in agriculture, transportation and hotel/motel market sectors; and, the slowing regional and national economies.

       Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $4 million, or 11.7%, to $29 million as of September 30, 2001 as compared to $33 million as of September 30, 2000. The ratio of non-performing loans to total loans as of September 30, 2001 was 1.37% as compared to 1.39% as of December 31, 2000 and 1.67% as of September 20, 2000.

NON-INTEREST INCOME

       The Company's principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $703 thousand, or 6.5%, to $11.4 million for the three months ended September 30, 2001 from $10.7 million for the same period in 2000. During the nine-month period ended September 30, 2001, non-interest income of $33.0 million increased $2.7 million, or 8.9%, from $30.3 million for the same period in the prior year. Significant components of the increases are discussed below.

       Service Charges on Deposit Accounts. Service charges on deposit accounts increased $433 thousand, or 13.5%, to $3.6 million for the quarter ended September 30, 2001 from $3.2 million for the same period in 2000. For the nine months ended September 30, 2001 service charges on deposit accounts of $10.8 million increased $1.7 million, or 18.2%, from $9.1 million for the same period in the prior year. New branches opened or acquired since June 2000 contributed approximately 46% of the third quarter increase and 35% of the year-to-date increase. The remaining increases occurred primarily in overdraft fees.

       Technology Services Revenues. Technology services revenues increased $172 thousand, or 6.9%, to $2.7 million for the quarter ended September 30, 2001 from $2.5 million for the same period in the prior year. Year-to-date through September 30, 2001, technology services revenues of $7.7 million increased $70 thousand, or 0.9%, from $7.6 million for the same period in the prior year. Increases in core data processing revenues were largely offset by decreases in IP service revenues.

       Other Service Charges, Commissions and Fees. Other service charges, commissions and fees increased $350 thousand, or 14.2%, to $2.8 million for the quarter ended September 30, 2001 as compared to $2.5 million for the same period in the prior year. For the nine months ended September 30, 2001, other service charges, commissions and fees of $7.8 million increased $916 thousand, or 13.3%, from $6.9 million for the same period in the prior year. These increases are primarily due to loan servicing income resulting from internal growth and the acquisition of loan servicing rights in late December 2000, and increases in debit card interchange fees resulting from increases in transaction volumes.

       Other Real Estate Income/Expense. Variations in net other real estate
(OREO) income/expense during the periods resulted principally from fluctuations in gains and losses on sales of OREO. The Company incurred net OREO expense of $106 thousand during the nine-month period ended September 30, 2001 as compared to net OREO income of $790 thousand during the same period in 2000.

       Other Income. Other income primarily includes check printing income, agency stock dividends and gains on the sale of fixed assets. Other income increased $353 thousand, or 44.6%, to $1.1 million for the three months ended September 30, 2001 from $791 thousand for the same period in the prior year primarily due to non-recurring revenue of $209 resulting from the demutualization of a life insurance company and a $75 partial recovery of previously recorded non-credit losses. Other income for the nine months ended September 30, 2001 of $3.2 million increased $1.0 million, or 46.8%, from $2.2 million for the same period in the prior year primarily due to the partial recovery of three previously recorded non-credit losses aggregating $271 thousand, non-recurring revenue of $209 thousand resulting from the demutualization of a life insurance company and increases in the earnings of unconsolidated joint ventures of $313 thousand.

OTHER NON-INTEREST EXPENSE

       Other operating expenses increased $4.2 million, or 16.6%, to $29.9 million for the quarter ended September 30, 2001 from $25.7 million for the same period in 2000. Other operating expenses of $86.9 million for the nine months ended September 30, 2001 increased $12.7 million, or 17.1%, from $74.2 million for the same period in 2000. Significant components of this increase are discussed below:

       Salaries, Wages and Employee Benefits Expenses. Salaries, wages and employee benefits expenses increased $2.6 million, or 18.9%, to $15.9 million for the three months ended September 30, 2001 as compared to $13.3 million for the same period in the prior year. Salaries, wages and employee benefits expenses of $45.8 million for the nine months ended September 30, 2001 increased $7.7 million, or 20.0%, from $38.1 million for the same period in the prior year. Approximately 26% of the third quarter increase and 30% of the year-to-date increase are attributable to new branch openings or acquisitions since June 2000. In addition, approximately $327 thousand of the third quarter increase and $1.0 million of the year-to-date increase is the result of compensation expense related to outstanding stock options. The remaining increases are primarily due to increases in administrative staffing levels to support the Company's expanding number of branches, increases in group health insurance premiums and inflationary wage increases.

       Occupancy. Occupancy expense increased $316 thousand, or 15.2%, to $2.4 million for the three months ended September 30, 2001 compared to $2.1 million for the same period in 2000. For the nine months ended September 30, 2001, occupancy expense of $7.0 million increased $1.0 million, or 17.6% from $6.0 million for the same period in the prior year. Approximately 59% of the third quarter increase and 51% of the year-to-date increase are attributable to new branches openings or acquisitions since June 2000. The remaining increases are primarily due to increased depreciation and maintenance costs associated with remodels and upgrades to existing facilities.

       Furniture and Equipment. Furniture and equipment expenses increased $395 thousand, or 14.8%, to $3.1 million for the three months ended September 30, 2001 from $2.7 million for the same period in 2000. Furniture and equipment expenses of $9.0 million for the nine months ended September 30, 2001 increased $890 thousand, or 11.0%, from $8.1 million for the same period in 2000. Approximately 27% of the third quarter increase and 34% of the year-to-date increase are attributable to new branch openings or acquisitions since June 2000. The remaining increases are largely due to depreciation expense associated with the Company's continuing investment in technology and other costs of upgrading computer hardware and software, principally associated with check-imaging technology.

       Goodwill and Core Deposit Intangible Amortization Expense. Goodwill and core deposit amortization expense for the nine months ended September 30, 2001 of $2.7 million increased $276 thousand, or 11.2%, from $2.5 million for the same period in the prior year. These increases are due to the acquisition of two banking offices during the third quarter of 2000.

       Other Expenses. Other expenses include advertising and public relation costs, legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and mortgage servicing intangible amortization. Other expenses increased $1.0 million, or 16.0%, to $7.6 million for the quarter ended September 30, 2001 from $6.6 million for the same period in 2000. Other expenses increased $2.8 million, or 14.7%, to $22.1 million for the nine months ended September 30, 2001 from $19.3 million for the same period in the prior year. Approximately 24% of the third quarter increase and 39% of the year-to-date increase are directly attributable to new branch openings or acquisitions since September 2000. In addition, during the first nine months of 2001, the Company recognized increases in: losses on disposals of fixed assets of $191 thousand; its share of losses incurred by unconsolidated joint ventures of $247 thousand; losses on charged-off checking accounts of $127 thousand; impairment charges on its capitalized mortgage servicing rights of $387 thousand; unrealized holding losses of $98 thousand on insurance company demutualization stocks; and write downs of the value of bank premises of $85 thousand. The remaining year-to-date increase is primarily due to increases in employee education and other employee expense associated with sales training initiatives; increases in professional fees related to regulatory reporting and sales training; and, increases in postage, express mail, office supplies and telephone expenses.

SEGMENT RESULTS

       The following paragraphs contain a discussion of the financial performance of each of the Company's reportable segments for the three and nine-month periods ended September 30, 2001 and 2000.

       Community Banking. Community banking encompasses consumer and commercial banking services offered to individual and business customers. The Community Banking reporting segment's net income increased $2.0 million, or 22.3%, to $11.4 million for the three-month period ended September 30, 2001 as compared to $9.4 million for the same period in the prior year. Year-to-date net income through September 30, 2001 of $30.5 million increased $4.1 million, or 15.4%, from $26.4 for the same period in the prior year. Year-to-date and third quarter increases are primarily due to increases in net interest income and loan and overdraft fees; the partial recovery of three previously recorded non-credit losses; and increases in the earnings of an unconsolidated joint venture. These increases were partially offset by net losses incurred by new branches opened or acquired since June 2000; inflationary wage and benefits increases; and, losses incurred on charged-off checking accounts and sales of fixed assets.

       Technology Services. The Technology Services reporting segment encompasses technology services provided to the Company's banking subsidiaries and to non-affiliated financial institutions. Technology services' net income was flat at $762 thousand for the three-month period ended September 30, 2001 as compared to $772 thousand for the same period in the prior year. Net income for the nine-month period ended September 30, 2001 increased $112 thousand, or 5.1%, to $2.3 million as compared to $2.2 million for the same period in 2000 primarily due to increases in core data processing revenues from other operating segments. On January 1, 2001, the Company transferred IP services from Other Support Services to the Technology Services reporting segment.

Because expenses associated with IP services prior to 2001 cannot be distinguished from the expenses of other support services provided, the 2000 amounts reported have not been reclassified to reflect the transfer. Increases in Technology Services revenues from other operating segments and external sources and increases in non-interest expenses during the three and nine-month periods ended September 30, 2001 as compared to the same period in the prior year are primarily due to revenues and expenses associated with IP services.

       Other Support Services. Other Support Services consist primarily of the Company's operational, financial, administrative, treasury and mortgage servicing centers. Net losses generated by the Other Support Services reporting segment of $3.4 million for the three months ended September 30, 2001 increased $1.3 million, or 57.1%, from $2.1 million for the same period in the prior year. Net losses for the nine-month period ended September 30, 2001 increased $3.4 million, or 57.8%, to $9.4 million as compared to $5.9 million for the same period in the prior year. These increases in net losses are primarily due to provisions for loan losses, impairment of mortgage servicing rights and losses incurred by unconsolidated joint ventures recorded during the second and third quarters of 2001; compensation expense related to outstanding stock options; professional fees associated with regulatory reporting and sales training initiatives; higher interest expense and goodwill and core deposit intangible amortization expense resulting from an acquisition in third quarter of 2000; and, increases in postage expense. Theses expenses were partially offset by increases in loan servicing income and debit card interchange fees and non-recurring revenues resulting from the receipt of insurance company demutualization stocks.



                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of September 30, 2001, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation S-K as presented in the Company's December 31, 2000 Form 10-K.

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

ITEM 2.           CHANGES IN SECURITIES
                           None.

ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS
                           None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           The following matters were submitted to a vote of
                  security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on May 18, 2001:


                             Matter                             For               Against            Not Voted
                   ---------------------------------------------------------------------------------------------
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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                               None

                  (b) A report on Form 8-K dated July 17, 2001 was filed by the Company providing notification of engagement of Ernst & Young LLP as principal accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    FIRST INTERSTATE BANCSYSTEM, INC.





Date   November 9, 2001             /s/ THOMAS W. SCOTT
     ----------------------         -----------------------------------
                                    Thomas W. Scott
                                    Chief Executive Officer





Date   November 9, 2001             /s/ TERRILL R. MOORE
     ----------------------         -----------------------------------
                                    Terrill R. Moore
                                    Senior Vice President and
                                    Chief Financial Officer