Form 10-K405
period 2001-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2002-03-29
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates of the registrant as of March 1, 2002 was $43.00.

The number of shares outstanding of the registrant's common stock as of February 28, 2002 was 7,844,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 17, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

      First Interstate BancSystem, Inc. ("FIBS" and collectively with its subsidiaries, the "Company"), incorporated in Montana in 1971, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. FIBS is headquartered in Billings, Montana. At December 31, 2001, the Company had assets of $3.3 billion, deposits of $2.7 billion and total stockholders' equity of $222 million, making it the largest banking organization in Montana.

      FIBS operates a wholly-owned bank subsidiary, First Interstate Bank (the "Bank"), with 56 banking offices in 30 Montana and Wyoming communities. The Bank, a Montana corporation organized in 1916, delivers a comprehensive range of loan, deposit and investment products and, mortgage banking and trust services to meet the needs of individual customers, businesses, and municipalities.

      The Company conducts various other financial-related business activities through wholly-owned non-bank subsidiaries. During 2000, the Company incorporated its technology services division into a separate subsidiary, i_Tech Corporation ("i_Tech"). i_Tech provides technology services to the Bank and to 149 non-affiliated financial institutions in Montana, Wyoming, Idaho, Washington, Oregon and Colorado. Additionally, i_Tech's ATM network provides processing support for over 2,850 ATM locations in 32 states. FIB Capital Trust ("FIB Capital"), incorporated under Delaware law in 1997, was formed for the exclusive purpose of issuing mandatorily redeemable trust preferred securities ("trust preferred securities") and using the proceeds to purchase junior subordinated debentures ("subordinated debentures") issued by FIBS. Commerce Financial, Inc. ("CFI") was incorporated in 1978. CFI's principal activity has been the liquidation of assets acquired through foreclosure actions by FIBS. FI Reinsurance, Ltd. ("FIR"), domiciled in Nevis Island, West Indies, was formed in 2001 to underwrite, as reinsurer, credit-related life and disability insurance.

      The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the "First Interstate" name and logo in Montana, Wyoming and surrounding states.

COMMUNITY BANKING PHILOSOPHY

      The banking industry continues to experience change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its "Strategic Vision." The Company's Strategic Vision emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach, while serving and strengthening the communities in which the Bank is located through community service activities.

      The Company grants significant flexibility to its banking offices in delivering and pricing products at a local level in response to market considerations and customer needs. This flexibility enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market level. The Company believes this combination of flexibility and accountability allows the banking offices to provide personalized customer service while remaining attentive to financial performance.

      The Company has centralized certain products and business activities to provide consistent service levels to customers Company-wide, to gain efficiency in management of those products and activities and to ensure regulatory compliance. Centralized products and activities include trust, investment, wire transfer, escrow, credit card, technology and escrow services, mortgage servicing, and selected operational activities.

GROWTH STRATEGY

      The Company's growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has in place an infrastructure that will allow for growth and provide economies of scale into the future.

      During 2000, the Company acquired Equality State Bankshares, Inc. ("ESB"), a bank holding company with three banking offices. At the date of acquisition, ESB has loans of $64 million and deposits of $80 million. For additional information regarding acquisitions, see "Notes to Consolidated Financial Statements - Acquisitions" included in Part IV, Item 14.

      The Company has opened 18 new banking offices in Montana and Wyoming since 1998. Among these new offices are 12 full service banking offices located inside retail establishments. The Company intends to continue to expand its presence in the Montana and Wyoming markets through the opening of new banking offices. The Company currently plans to open four additional banking offices in Montana and Wyoming through 2003.

      Beginning in 1999, the Company accelerated its investment in information systems and staff to support the continued growth of its technology services subsidiary, i_Tech. During 2001, i_Tech opened new item capture facilities in Idaho and Colorado. i_Tech intends to continue to expand into new market areas through aggressive sales efforts.

THE BANK

      During 2001, the Company merged its two bank charters, First Interstate Bank in Montana and First Interstate Bank in Wyoming. The resulting bank, First Interstate Bank ("FIB" or the "Bank"), is headquartered in Billings, Montana.

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

CENTRALIZED SERVICES

      FIBS and i_Tech provide general oversight and centralized services for the Bank to enable it to serve its markets more effectively. These services include technology services, credit administration, finance and accounting, human asset management and other support services.

      Technology Services. i_Tech provides technology services to the Bank, including system support of the general ledger, investment security, loan, deposit, web banking, imaging, management reporting, cash management and e-mail systems. i_Tech also manages the Company's wide-area network and the ATM network used by the Bank and provides item proof and capture services. These technology services are performed through the use of computer hardware owned and maintained by the Bank and software licensed by i_Tech.

      Credit Administration. FIBS monitors the lending activities of the Bank to maximize the quality and mix of loans, provides centralized loan approval for the Bank's larger loans, evaluates the risk inherent in the Bank's loan portfolio and assists in determining the loan loss reserve including specific reserve allocations.

      Finance and Accounting. FIBS provides financial and accounting services for the Bank, including internal and external reporting, asset/liability management, investment portfolio analysis and capital management.

      Human Asset Management. Through its human asset management group, FIBS provides the Bank with incentive and employee benefit administration and compensation, training, employee recruitment and hiring services.

      Other Support Services. FIBS provides the Bank with legal, compliance, internal auditing, marketing and sales services, general administration and various other support services.

LENDING ACTIVITIES

      FIBS has comprehensive credit policies establishing Company-wide underwriting and documentation standards to assist Bank management in the lending process and limit risk to the Company. The credit policies establish lending authorities based on the experience level and authority of the lending officer, the type of loan and the type of collateral. The policies also establish thresholds at which loan requests must be approved by a Bank committee and/or by FIBS.

      The Bank offers short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and small to medium sized businesses in its market areas. While each loan must meet minimum underwriting standards established in the Company's credit policies, lending officers are granted certain levels of flexibility in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

      Real Estate Loans. The Bank provides interim and permanent financing for both single-family and multi-unit properties, medium term loans for commercial, agricultural and industrial property and/or buildings, and equity lines of credit secured by real estate. The Bank originates variable and fixed rate real estate mortgages, generally in accordance with the guidelines of the Fannie Mae and the Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans not sold in the secondary market are typically secured by first liens on the financed property and generally mature in less than 15 years.

      Consumer Loans. The Bank's consumer loans include personal loans, credit card loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in the Company's market areas. Equity lines of credit are generally floating rate, reviewed annually and secured by real property. Approximately 60% of the Company's consumer loans are indirect dealer paper that is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer products dealers.

      Commercial Loans. The Bank provides a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with the business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.

      Agricultural Loans. The Bank's agricultural loans generally consist of short and medium-term loans and lines of credit that are generally used for crops, livestock, equipment and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.

      For additional information about the Company's loan portfolio, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans."

FUNDING SOURCES

      The Bank offers traditional depository products including checking, savings and time deposits. Additional funding sources include federal funds purchased for one day periods, repurchase agreements with primarily commercial depositors, time deposits brokered outside the Company's market areas and short-term borrowings from the Federal Home Loan Bank of Seattle. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.

      Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand. The Company does not, however, physically transfer the investment securities. As of December 31, 2001, all outstanding repurchase agreements were due in one day.

      For additional information on the Banks' funding sources, see Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Other Borrowed Funds."

COMPETITION

      Competition within Montana and Wyoming for banking and related business is strong. The Bank competes with both state and nationally chartered commercial banks for deposits, loans and trust accounts, and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, there is significant competition with other financial institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers all actively engaged in providing various types of loans and other financial services.

      While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech's competitors vary in size and include national, regional and local operations.

EMPLOYEES

      At December 31, 2001, the Company employed 1,494 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

REGULATION AND SUPERVISION

      Financial holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of FIBS and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

      As a financial holding company, FIBS may engage in certain business activities that are financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies. FIBS may engage in financial activities provided that it remains a financial holding company and meets certain regulatory standards of being well-capitalized and well-managed. FIBS must notify the Federal Reserve of its financial activities within a specified time period following its initial engagement in each business or activity.

The Bank

      FIB is subject to the supervision of and regular examination by the Federal Reserve and the State of Montana. If either of the foregoing regulatory agencies determines that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a bank's operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of a bank, to assess civil monetary penalties, to remove officers and directors and to terminate a bank's deposit insurance, which would result in a revocation of a bank's charter. The Bank has not been the subject of any such actions by regulatory agencies.

      The FDIC insures the deposits of the Bank in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Premiums for Deposit Insurance" herein.

Restrictions on Transfers of Funds to FIBS and the Bank

      A large portion of FIBS's revenues are, and will continue to be, dividends paid by the Bank. The Bank is limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Bank is limited, without the prior consent of its state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

      A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific regulatory dividend limitations or prohibitions in certain circumstances. The Bank is not subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in FIBS's debt instruments.

      Financial transactions between the Bank and FIBS are also limited under applicable state and federal law and regulations. The Bank may not lend funds to, or otherwise extend credit to or for the benefit of, FIBS or FIBS affiliates, except on specified types and amounts of collateral and other terms.

Effect of Government Policies and Legislation

      Banking depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank on deposits and borrowings and the interest rate received by the Bank on loans extended to customers and on investment securities comprises a major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and potential growth of the Bank is subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

      From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on FIBS or the Bank are impossible to predict.

Capital Standards

      The federal banking agencies have adopted minimum capital requirements for insured banks that are applicable to the Bank. In addition, the Federal Reserve has adopted minimum capital requirements that are applicable to FIBS. The capital requirements are intended to, among other things, provide a means for evaluating the capital adequacy and soundness of the institutions. The Federal banking agencies may also set higher capital requirements for particular institutions in specified circumstances under Federal laws and regulations.

      At December 31, 2001, the Bank and FIBS each met the "well-capitalized" requirements applicable to the respective institution. The "well-capitalized" standard is the highest level of the minimum capital requirements established by the Federal agencies. Neither the Bank nor FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies generally.

For more information concerning the capital ratios of FIBS, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources" and "Notes to Consolidated Financial Statements - Regulatory Capital" included in Part IV, Item 14.

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

Premiums for Deposit Insurance

      Deposits in the Bank are insured by the FDIC in accordance with the Federal Deposit Insurance Act (the "FDIA"). Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The insurance premium charged to a bank is determined based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators, and other information. The Bank currently is assessed the most favorable deposit insurance premiums under the risk-based premium system.

Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities or in authorizing expansion activities by the Bank and FIBS.

      In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." FIB received an "outstanding" rating on its most recent examination.

RISK FACTORS

Asset Quality

      A significant source of risk for the Company arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to mitigate this risk by assessing the likelihood of nonperformance, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Lending Activities."

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

      For additional information regarding interest rate risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Cash Flow."

Economic Conditions; Limited Geographic Diversification

      The Company's banking operations are located in Montana and Wyoming. As a result of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in these areas. Although markets served by the Company are economically diverse, a deterioration in economic conditions could adversely impact the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Ability of the Company to Execute Its Business Strategy

      The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its future growth. Although the Company believes that it has substantially integrated recently acquired banks into the Company's operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, any future acquisitions or other future growth may present operating and other problems that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. The Company's financial performance will also depend on the Company's ability to maintain profitable operations through implementation of its Strategic Vision. Moreover, the Company's future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

Dependence on Key Personnel

      The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, Terrill R. Moore, Senior Vice President and Chief Financial Officer, or Ed Garding, Senior Vice President and Chief Credit Officer could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part III, Item 10, "Directors and Executive Officers of Registrant."

Competition

      Several competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. Moreover, the Banking and Branching Act has increased competition in the Bank's markets, particularly from larger, multi-state banks. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See "Business - Competition" and "Business - Regulation and Supervision."

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

Control by Affiliates

      The directors and executive officers of the Company beneficially own 48.77% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns 80.86% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company's business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

      The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.73% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.27% without such restrictions. FIBS has the right to acquire some or all the restricted stock at fair market value per share determined as the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock in order to reduce the amount of its stock not subject to transfer restrictions. During 2001, the Company repurchased 20,050 shares of its unrestricted stock from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. ("Savings Plan"). All shares were repurchased at the most recent minority appraised value at the repurchase date.

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

      FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell, or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (1999-2001), FIBS has repurchased a total of 382,573 shares of common stock, 362,523 of which were restricted by the shareholder agreements. FIBS repurchased the stock at the price determined in accordance with the shareholder agreements. FIBS's repurchases of stock are subject to corporate law and regulatory restrictions that could prevent stock repurchases. See also Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Forward-Looking Statements

      Certain statements contained in this document including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company's business; and other factors referenced in this document, including, without limitation, information under the captions "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, shareholders, trust preferred security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                               ITEM 2. PROPERTIES

      The Company is the anchor tenant in a commercial building in which the Company's principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which FIB is one of the two partners, owning a 50% interest in the partnership. As of December 31, 2001, the Company leases approximately 68,087 square feet of space for operations in the building. The Company also leases space for operations, technology services, and 21 banking offices in 27 buildings. All other banking offices are located in Company-owned facilities.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF FIBS CAPITAL STOCK

      The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,848,704 shares were outstanding as of December 31, 2001, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2001.

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

      The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.73% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.27% held by 16 shareholders without such restrictions, including the Company's 401(k) plan which holds 76.51% of the unrestricted shares. See also Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

      Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

                                                          Appraised
                  Valuation As Of                       Minority Value
                  ---------------                       --------------
              December 31, 1999                           $ 40.00
              March 31, 2000                                39.00
              June 30, 2000                                 38.00
              September 30, 2000                            38.00
              December 31, 2000                             39.00
              March 31, 2001                                39.00
              June 30, 2001                                 40.00
              September 30, 2001                            42.00
              December 31, 2001                             43.00

      As of December 31, 2001, options for 24,170 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $7.61 to $42.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2001 would be $638,334, or a weighted average exercise price of $26.41 per share.

      The appraised minority value as of December 31, 2001 was $43.00. See also
Part I, Item 1, "Risk Factors - Lack of Trading Market; Market Prices."

      Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to shareholder's agreements:

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

            - Shareholders of the Company who are not Scott family members, with the exception of 16 shareholders who own an aggregate of 648,799 shares of unrestricted stock, are subject to shareholder's agreements ("Shareholder's Agreement"). Stock subject to the Shareholder's Agreement may not be sold or transferred without triggering the Company's option to acquire the stock in accordance with the terms of the Shareholder's Agreement. In addition, the Shareholder's Agreement grants the Company the right to repurchase all or some of the stock at any time.

      Purchases of FIBS common stock made through the Company's Savings Plan are not restricted by the Shareholder's Agreement, due to requirements of Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code. However, since the Savings Plan does not allow distributions "in kind," any distributions from an employee's account in the Savings Plan will allow, and may require, the Trust Department of FIB (the "Plan Trustee"), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is possible that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

      There are 531 record shareholders of FIBS as of December 31, 2001, including the Company's Savings Plan as trustee for 496,407 shares held on behalf of 876 individual participants in the plan. 246 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

Dividends

      It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter and the amount has historically been determined based upon a percentage of net income for the calendar quarter immediately preceding the dividend payment date. Since 1996, the Company has paid dividends of approximately 30% of quarterly net income without taking into effect compensation expense or benefit related to stock options. The Board of Directors of FIBS has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

      Historical quarterly dividends for 2000 and 2001 are as follows:

                                  Month
                                 Declared      Amount        Total Cash
               Quarter           and Paid     Per Share       Dividend
               -------           --------     ---------       --------
          1st quarter 2000     April 2000       $ .27       $ 2,142,112
          2nd quarter 2000     July 2000          .28         2,216,554
          3rd quarter 2000     October 2000       .30         2,373,769
          4th quarter 2000     January 2001       .28         2,209,055
          1st quarter 2001     April 2001         .25         1,966,110
          2nd quarter 2001     July 2001          .31         2,427,846
          3rd quarter 2001     October 2001       .34         2,676,300
          4th quarter 2001     January 2002       .30         2,352,927

Dividend Restrictions

      For a description of restrictions on the payment of dividends, see "Regulation and Supervision - Restrictions on Transfers of Funds to FIBS and the Bank."

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

Sales of Unregistered Securities

      During 2001, the Company issued 1,400 shares of its common stock to one of its former executive officers exercising stock options. The weighted average exercise price of the options was $15.80 per share. The shares were immediately redeemed by the Company at the minority appraised value of $40.00 per share. During 2001, the Company issued 3,613 unregistered shares of its common stock to 53 senior officers valued at an aggregate of $137,294 as part of the incentive bonuses paid to them. These issuances were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 2001 and 2000 and its results of operations for the fiscal years ended December 31, 2001, 2000 and 1999, has been derived from the consolidated financial statements of the Company included in Part IV, Item 14. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such consolidated financial statements, including the notes thereto.

FIVE YEAR SUMMARY
(Dollars in thousands except share and per share data)

     Years ended December 31,                                  2001          2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------------
Operating Data:
     Interest income                                        $  219,126      211,797      183,362      174,715      163,007
     Interest expense                                           93,984      101,789       83,015       81,494       72,510
-----------------------------------------------------------------------------------------------------------------------------

     Net interest income                                       125,142      110,008      100,347       93,221       90,497
     Provision for loan losses                                   7,843        5,280        3,563        4,170        4,240
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
         loan losses                                           117,299      104,728       96,784       89,051       86,257
     Noninterest income                                         52,034       44,151       37,676       34,663       30,371
     Noninterest expense                                       120,249      101,323       91,503       83,735       76,636
-----------------------------------------------------------------------------------------------------------------------------

     Income before income taxes                                 49,084       47,556       42,957       39,979       39,992
     Income tax expense                                         17,901       17,176       15,229       15,100       15,103
-----------------------------------------------------------------------------------------------------------------------------

     Net income                                             $   31,183       30,380       27,728       24,879       24,889
=============================================================================================================================

     Net income applicable to common stock                  $   31,183       30,380       27,728       24,879       23,435
     Basic earnings per common share                              3.97         3.83         3.48         3.10         2.95
     Diluted earnings per common share                            3.94         3.78         3.42         3.08         2.93
     Dividends per common share                                   1.18         1.11         1.07         0.94         0.98
     Weighted average common shares
         outstanding - diluted                               7,921,694    8,044,531    8,111,316    8,087,809    7,987,921
=============================================================================================================================

(Dollars in thousands except share and per share data)


     Years ended December 31,                                  2001          2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------------
Operating Ratios:
     Return on average assets                                     1.01%        1.10         1.09         1.07         1.18
     Return on average common stockholders' equity               14.89        16.81        16.60        16.24        16.45
     Average stockholders' equity to average assets               6.80         6.52         6.58         6.60         7.15
     Net interest margin                                          4.66         4.59         4.54         4.55         4.87
     Net interest spread                                          4.11         4.00         3.97         3.90         4.21
     Common stock dividend payout ratio(1)                       29.72        28.98        30.75        30.32        33.22
     Ratio of earnings to fixed charges(2):
         Excluding interest on deposits                           7.76x        5.23x        5.78x        6.91x        4.85x
         Including interest on deposits                           1.52x        1.46x        1.51x        1.49x        1.53x
=============================================================================================================================

Balance Sheet Data at Year End:
     Total assets                                           $3,314,716    2,933,262    2,612,663    2,479,994    2,235,433
     Loans                                                   2,157,968    1,972,323    1,722,961    1,484,459    1,470,414
     Allowance for loan losses                                  34,091       32,820       29,599       28,803       28,180
     Investment securities                                     693,178      613,708      578,647      667,935      416,208
     Deposits                                                2,708,613    2,365,225    2,118,183    2,041,932    1,805,006
     Other borrowed funds                                        8,095       11,138       41,875        9,828       11,591
     Long-term debt                                             34,331       37,000       23,394       24,288       31,526
     Trust preferred securities                                 40,000       40,000       40,000       40,000       40,000
     Stockholders' equity                                      222,069      197,986      173,638      162,275      145,071
=============================================================================================================================

Asset Quality Ratios at Year End:
     Nonperforming assets to total loans
         and other real estate owned ("OREO")(3)                  1.24%        1.54         1.89         1.29         1.15
     Allowance for loan losses to total loans                     1.58         1.66         1.72         1.94         1.92
     Allowance for loan losses to
         nonperforming loans(4)                                 129.16       119.73        94.84       159.63       181.90
     Net charge-offs to average loans                             0.32         0.17         0.27         0.24         0.27
=============================================================================================================================

Regulatory Capital Ratios at Year End:
     Tier 1 risk-based capital                                    8.73%        8.55         9.62         9.81         9.63
     Total risk-based capital                                    10.33        10.36        11.69        12.22        12.15
     Leverage ratio                                               6.77         6.78         7.15         7.05         6.91
=============================================================================================================================

      (1) Dividends per common share divided by basic earnings per common share.

      (2) For purposes of computing the ratio of earnings to fixed charges, earnings represents income before income taxes and fixed charges. Fixed charges represent interest expense and preferred stock dividends, which dividends commenced in October 1996 and concluded in October 1997. Deposits include interest bearing deposits and repurchase agreements. Without including preferred stock dividends in fixed charges and excluding interest on deposits, the ratio of earnings to fixed charges for the year ended December 31, 1997 was 5.76x. Without including preferred stock dividends in fixed charges and including interest on deposits, the ratio of earnings to fixed charges for the year ended December 31, 1997 was 1.55x.

      (3) For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

      (4) For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

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

RESULTS OF OPERATIONS

      Increases in the Company's earnings during recent years have been effected through a successful combination of acquisitions and internal growth. Internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company's internal growth has largely been accomplished through a combination of effective offering and promotion of competitively priced products and services and the opening of several de novo banking offices. Net income was $31.2 million, or $3.94 per diluted share, in 2001 as compared to $30.4 million, or $3.78 per diluted share, in 2000 and $27.7 million, or $3.42 per diluted share, in 1999.

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

AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                                2001
                                                                  --------------------------------
                                                                    Average                Average
(Dollars in thousands)                                              Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)(2)                                                    $2,056,179     181,845     8.84%
   U.S. and agency securities                                        444,462      27,067     6.09
   Federal funds sold                                                 72,368       2,709     3.74
   Other securities                                                   75,983       4,343     5.72
   Tax exempt securities(2)                                           79,380       5,747     7.24
   Interest bearing deposits
      in banks                                                        20,014         466     2.33
--------------------------------------------------------------------------------------------------

Total interest earning assets                                      2,748,386     222,177     8.08
Noninterest earning assets                                           331,719
--------------------------------------------------------------------------------------------------

Total assets                                                      $3,080,105
==================================================================================================

Interest bearing liabilities and trust preferred securities:
   Demand deposits                                                $  403,285       5,421     1.34%
   Savings deposits                                                  640,101      18,654     2.91
   Time deposits                                                     990,616      55,567     5.61
   Borrowings(3)                                                     250,306       7,969     3.18
   Long-term debt                                                     41,032       2,844     6.93
   Trust preferred securities                                         40,000       3,529     8.82
--------------------------------------------------------------------------------------------------

Total interest bearing liabilities
   and trust preferred securities                                  2,365,340      93,984     3.97
--------------------------------------------------------------------------------------------------

Noninterest bearing deposits                                         471,798
Other noninterest bearing
   liabilities                                                        33,551
Stockholders' equity                                                 209,416
--------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity                                           $3,080,105
==================================================================================================

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                                2000
                                                                  --------------------------------
                                                                    Average                Average
(Dollars in thousands)                                              Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)(2)                                                    $1,865,125     176,742     9.48%
   U.S. and agency securities                                        414,274      25,809     6.23
   Federal funds sold                                                 21,167       1,400     6.61
   Other securities                                                   77,872       4,914     6.31
   Tax exempt securities(2)                                           77,784       5,617     7.22
   Interest bearing deposits
      in banks                                                         1,641         112     6.83
--------------------------------------------------------------------------------------------------

Total interest earning assets                                      2,457,863     214,594     8.73
Noninterest earning assets                                           313,193
--------------------------------------------------------------------------------------------------

Total assets                                                      $2,771,056
==================================================================================================

Interest bearing liabilities and trust preferred securities:
   Demand deposits                                                $  368,710       6,961     1.89%
   Savings deposits                                                  556,930      22,470     4.03
   Time deposits                                                     876,350      50,774     5.79
   Borrowings(3)                                                     278,721      15,525     5.57
   Long-term debt                                                     31,293       2,530     8.08
   Trust preferred securities                                         40,000       3,529     8.82
--------------------------------------------------------------------------------------------------

Total interest bearing liabilities
   and trust preferred securities                                  2,152,004     101,789     4.73
--------------------------------------------------------------------------------------------------

Noninterest bearing deposits                                         407,241
Other noninterest bearing
   liabilities                                                        31,036
Stockholders' equity                                                 180,775
--------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity                                           $2,771,056
==================================================================================================

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                                1999
                                                                  --------------------------------
                                                                    Average                Average
(Dollars in thousands)                                              Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)(2)                                                    $1,598,594     145,164     9.33%
   U.S. and agency securities                                        464,954      27,777     5.97
   Federal funds sold                                                 24,854       1,304     5.25
   Other securities                                                   91,606       5,680     6.20
   Tax exempt securities(2)                                           72,755       5,250     7.22
   Interest bearing deposits
      in banks                                                         7,071         353     4.99
--------------------------------------------------------------------------------------------------

Total interest earning assets                                      2,259,834     185,528     8.21
Noninterest earning assets                                           279,945
--------------------------------------------------------------------------------------------------

Total assets                                                      $2,539,779
==================================================================================================

Interest bearing liabilities and trust preferred securities:
   Demand deposits                                                $  346,711       6,084     1.75%
   Savings deposits                                                  539,513      19,482     3.61
   Time deposits                                                     785,307      41,959     5.34
   Borrowings(3)                                                     221,037       9,998     4.52
   Long-term debt                                                     24,556       1,963     7.99
   Trust preferred securities                                         40,000       3,529     8.82
--------------------------------------------------------------------------------------------------

Total interest bearing liabilities
   and trust preferred securities                                  1,957,124      83,015     4.24
--------------------------------------------------------------------------------------------------

Noninterest bearing deposits                                         387,969
Other noninterest bearing
   liabilities                                                        27,675
Stockholders' equity                                                 167,011
--------------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity                                           $2,539,779
==================================================================================================

                                                                          Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                      2001                           2000                           1999
                                          ----------------------------   ----------------------------   ----------------------------
                                          Average              Average   Average              Average   Average              Average
(Dollars in thousands)                    Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Net FTE interest income                             $128,193                       $112,805                       $102,513
Less FTE adjustments(2)                               (3,051)                        (2,797)                        (2,166)
------------------------------------------------------------------------------------------------------------------------------------

Net interest income per consolidated
   statements of income                             $125,142                       $110,008                       $100,347
====================================================================================================================================

Interest rate spread                                             4.11%                          4.00%                          3.97%
====================================================================================================================================

Net yield on interest earning assets(4)                          4.66%                          4.59%                          4.54%
====================================================================================================================================

      (1) Average loan balances include nonaccrual loans. Loan fees included in interest income were $7.2 million, $5.2 million and $4.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      Net interest income on a fully-taxable equivalent basis ("FTE") increased 13.6% to $128.2 million in 2001 from $112.8 in 2000 primarily due to a more rapid decline in the cost of funds than the decline in the yield on interest earning assets in combination with strong growth in loans and deposits. A higher mix of loans in earning assets allowed the net yield on earning assets to increase 11 basis points to 4.11% in 2001 from 4.00% in 2000. Net FTE interest income increased 10.0% to $112.8 million in 2000 from $102.5 million in 1999 primarily due to increases in the prime lending rate and continued strong loan demand, principally in commercial and commercial real estate loans. Approximately 31% of this increase is directly attributable to new banking offices opened or acquired in 2000 and 1999.

      Customer loan fees, included in net interest income, increased 38.4% to $7.2 million in 2001 from $5.2 million in 2000. All major categories of loan fees increased with the most significant increases occurring in commercial and consumer loan fees. Customer loan fees increased 8.3% to $5.2 million in 2000 from $4.8 million in 1999 primarily due to increases in consumer, real estate and commercial loan business.

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

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES
(Dollars in thousands)

Year ended                             December 31, 2001              December 31, 2000            December 31, 1999
                                         compared with                  compared with                compared with
                                       December 31, 2000              December 31, 1999            December 31, 1998
                                    favorable (unfavorable)        favorable (unfavorable)       favorable (unfavorable)
                                 ----------------------------    --------------------------    ---------------------------
                                  Volume      Rate       Net      Volume     Rate      Net      Volume     Rate       Net
--------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans(1)                      $18,105    (13,002)    5,103     24,203    7,375    31,578     12,229    (6,556)    5,673
   U.S. and agency securities      1,881       (623)    1,258     (3,028)   1,060    (1,968)     2,878      (107)    2,771
   Federal funds sold              3,386     (2,077)    1,309       (193)     289        96     (2,122)      (31)   (2,153)
   Other securities                 (119)      (452)     (571)      (852)      86      (766)     1,939      (114)    1,825
   Tax exempt securities(1)          115         15       130        363        4       367      2,203      (243)    1,960
   Interest bearing deposits
     in banks                      1,254       (900)      354       (271)      30      (241)      (626)      (18)     (644)
--------------------------------------------------------------------------------------------------------------------------

Total change                      24,622    (17,039)    7,583     20,222    8,844    29,066     16,501    (7,069)    9,432
--------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)

Year ended                                   December 31, 2001             December 31, 2000            December 31, 1999
                                               compared with                 compared with                compared with
                                             December 31, 2000             December 31, 1999            December 31, 1998
                                          favorable (unfavorable)       favorable (unfavorable)      favorable (unfavorable)
                                     ------------------------------   --------------------------   ----------------------------
                                      Volume      Rate        Net      Volume    Rate       Net     Volume     Rate       Net
-------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities and
   trust preferred securities:
   Demand deposits                       653     (2,193)    (1,540)       386      491       877       555    (1,144)     (589)
   Savings deposits                    3,356     (7,172)    (3,816)       629    2,359     2,988     2,918    (1,513)    1,405
   Time deposits                       6,620     (1,827)     4,793      4,864    3,951     8,815     1,763    (3,302)   (1,539)
   Borrowings(2)                      (1,583)    (5,973)    (7,556)     2,609    2,918     5,527     2,112       336     2,448
   Long-term debt                        787       (473)       314        539       28       567      (273)       67      (206)
   Trust preferred securities             --         --         --         --       --        --        --         2         2
-------------------------------------------------------------------------------------------------------------------------------

Total change                           9,833    (17,638)    (7,805)     9,027    9,747    18,774     7,075    (5,554)    1,521
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in FTE net
   interest income (1)               $14,789        599     15,388     11,195     (903)   10,292     9,426    (1,515)    7,911
===============================================================================================================================

      (1) Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

      (2) Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

Provision for Loan Losses

      The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at assessed levels. Periodically, provisions are made for loans where the probable loss can be individually identified and reasonably determined, while the balance of the provisions for loan losses are based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. See additional information concerning the provision for loan losses, see "Critical Accounting Policies" included herein.

      The provision for loan losses increased 48.5% to $7.8 million in 2001 from $5.3 million in 2000 and 48.2% to $5.3 million in 2000 from $3.6 million in 1999. These increases are primarily the result of increases in problem loans, softening economic conditions in the Company's market areas, particularly in agriculture, health care, transportation and hotel/motel market sectors, and slowing regional and national economies.

Noninterest Income

      The principal sources of noninterest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income increased 17.9% to $52.0 million in 2001 from $44.2 million in 2000, and 17.2% to $44.2 million in 2000 from $37.7 million in 1999. These increases in noninterest income were a function of changes in each of the principal categories, as discussed below.

      Service charges on deposit accounts increased 16.2% to $14.6 million in 2001 from $12.6 million in 2000. Approximately 38% of this increase is directly attributable to new banking offices opened or acquired since June 2000. The remaining increase occurred primarily in overdraft fees. Service charges on deposit accounts increased 10.7% to $12.6 million in 2000 from $11.4 million in 1999 primarily due to new banking offices opened or acquired during 1999 and 2000 and increases in volume of overdraft fees.

      Technology services revenues were flat in 2001 as compared to the prior year. Increases in core data processing revenues were largely offset by decreases in item processing revenues. Technology services revenues increased 22.9% to $10.2 million in 2000 from $8.3 million in 1999. Approximately 29% of this increase resulted from the addition of one new customer during the fourth quarter of 1999. The remaining increase is primarily due to increases in the number of customers using the Company's back-room processing services and higher ATM transaction volumes combined with greater numbers of ATMs supported by the Company's ATM network.

      Other service charges, commission and fees primarily include origination and processing fees on real estate loans held for resale, loan servicing fee income, credit card fees, brokerage revenues, debit card interchange fees and ATM service charge revenue. Other service charges, commissions and fees increased 43.9% to $16.7 million in 2001 from $11.6 million in 2000. Origination and processing fees on real estate loans sold in the secondary market increased $4.0 million in 2001 as compared to the prior year principally due to increased refinancing activity resulting from decreases in residential lending rates. The remaining increase is primarily attributable to loan servicing fee income generated through internal growth and the acquisition of loan servicing rights in December 2000 and increases in debit card interchange fees resulting from higher transaction volumes. Other service charges, commissions and fees increased 9.1% to $11.6 million in 2000 from $10.6 million in 1999 primarily due to loan servicing income generated through internal growth and increases in ATM fee income resulting from higher debit card and foreign ATM transaction volumes combined with increases in fees for foreign ATM transactions.

      Revenues from fiduciary activities are largely dependent on the fair value of assets under trust management. As a result of stock market value declines in 2001, revenues from fiduciary activities decreased 4.2% to $4.7 million in 2001 from $4.9 million in 2000. Revenues from fiduciary activities increased 9.2% to $4.9 million in 2000 from $4.5 million in 1999 primarily due to growth in customer assets, including mineral rights, under trust management and increases in fees charged for trust services.

      The Company recorded net OREO expense of $130,000 in 2001 as compared to net OREO income of $689,000 in 2000 and $366,000 in 1999. Variations in net OREO income or expense during the periods is primarily the result of fluctuations in gains and losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company's markets.

      Other income increased 41.6% to $5.7 million in 2001 from $4.0 million in 2000 primarily due to premium revenues of $1.3 million related to reinsurance of credit-related life and disability insurance (see discussion of increases in other operating expenses herein). In addition, during 2001, the Company recorded non-recurring revenue related to the demutualization of life insurance company stock and the partial recovery of three previously recorded non-credit losses. Other income increased 61.3% to $4.0 million in 2000 from $2.5 million in 1999 principally due to non-recurring fourth quarter adjustments to record life insurance company demutualization stocks and the recognition of the Company's share of undistributed earnings in an unconsolidated joint venture partnership. The remaining increase was primarily due to the gain recognized on the sale of an aircraft and the partial recovery of a prior year non-credit loss.

Noninterest Expense

      Noninterest expense increased 18.7% to $120.2 million in 2001 from $101.3 million in 2000 and increased 10.7% to $101.3 million in 2000 from $91.5 million in 1999. Significant components of these increases are discussed below.

      Salaries, wages and employee benefits expense increased 18.9% to $61.6 million in 2001 from $51.8 million in 2000. Approximately 28% of the increase is directly attributable to new banking offices opened or acquired since June 2000. In addition, $1.1 million of the increase is due to compensation expense related to outstanding stock options. The remaining increase is primarily due to increases in administrative staffing levels to support the Company's expanding number of banking offices, increases in group health insurance premiums and inflationary wage increases. Salaries, wages and employee benefits expense increased 7.9% to $51.8 million in 2000 from $48.0 million in 1999. Approximately $2.1 million of the increase is directly attributable to new banking offices opened or acquired in 2000 and 1999. The remaining increase is primarily due to inflationary wage increases, increases in administrative staffing levels to support the Company's expanding number of banking offices and growth in the brokerage services division. Increases in salaries, wages and employee benefits expense in 2000 were partially offset by a $3.1 million decrease resulting from the remeasurement of compensation expense related to outstanding stock options. For additional information relating to the Company's Stock Option Plan, see "Notes to Consolidated Financial Statements - Employee Benefit Plans" included in Part IV, Item 14.

      Occupancy expense increased 18.6% to $9.6 million in 2001 from $8.1 million in 2000 and 13.8% to $8.1 million in 2000 from $7.1 million in 1999. These increases are primarily due to additional rent and depreciation expenses associated with internal growth, bank acquisitions and the remodeling of existing facilities.

      Furniture and equipment expenses increased 14.7% to $12.3 million in 2001 from $10.7 million in 2000. Approximately 26% of this increase is directly attributable to new banking offices opened or acquired since June 2000. The remaining increase is largely due to maintenance and depreciation expenses associated with the Company's continued upgrade of facilities and depreciation expense associated with furnishing the Company's new item proof and capture facilities in Colorado and Idaho. Furniture and equipment expense increased 4.6% to $10.7 million in 2000 from $10.2 million in 1999 primarily due to new banking offices opened or acquired in 2000 and 1999 and increased depreciation expense associated technology upgrades.

      FDIC insurance premiums of $442,000 remained stable in 2001 compared to $438,000 in 2000. FDIC insurance premiums of $438,000 in 2000 increased 88.0% from $233,000 in 1999 due to an increase in the FDIC FICO bond assessment effective January 1, 2000. FDIC insurance rates in 2001, 2000 and 1999 reflect the Company's well-capitalized rating by the FDIC.

      Goodwill amortization expense increased 9.0% to $2.2 million in 2001 from $2.0 million in 2000 and 20.0% to $2.0 million in 2000 from $1.7 million in 1999 due to acquisitions during the third quarters of 2000 and 1999. For additional information regarding goodwill, see "Critical Accounting Policies" included herein and "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies" included n Part IV, Item 14.

      Core deposit intangibles amortization expense of $1.4 million in 2001 and 2000 increased 32.2% from $1.1 million in 1999 primarily due to acquisitions in 1999 and 2000.

      Other expenses primarily include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight and telephone expenses; and loan servicing rights amortization and impairment charges. Other expenses increased 21.8% to $32.7 million in 2001 from $26.9 million in 2000. Approximately 22% of this increase is attributable to new banking offices opened or acquired since June 2000. In addition, the Company recorded insurance reserves and claims of $1.1 million related to its reinsurance of credit-related life and disability insurance and impairment of capitalized loan servicing rights of $1.1 million. The remaining increase is primarily due to employee education, professional fees related to regulatory reporting and increases in ATM, postage, express mail, supply and telephone expenses. Other expenses increased 16.0% to $26.9 million in 2000 from $23.2 million in 1999 principally due to new banking offices opened or acquired in 2000 and 1999, two non-credit losses aggregating $863,000, net of recoveries, and increases in advertising, public relations, ATM and loan servicing intangible amortization expenses.

Income Tax Expense

      The Company's effective federal tax rate was 30.7%, 31.3% and 31.3% for the years ended December 31, 2001, 2000 and 1999, respectively. State income tax applies only to pretax earnings of entities operating within Montana, Colorado and Idaho. The Company's effective state tax rate was 4.8%, 4.2% and 5.3% for years ended December 31, 2001, 2000 and 1999, respectively.

Lines of Business

      The Company is managed along two primary business lines, community banking and technology services. The community banking line encompasses commercial and consumer banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extension of credit, fee-based investment services and mortgage servicing.

      The technology services line encompasses technology services provided by i_Tech to affiliated and non-affiliated financial institutions including ATM processing support, item proof and capture, wide area network services and system support.

      Additional information regarding the Company's business segments, see "Notes to Consolidated Financial Statements - Business Line Reporting" included in Part IV, Item 14.

      The following table summarizes the Company's business line results, for the years indicated:

BUSINESS LINE RESULTS

                                                Net Income (Loss)
                                   -------------------------------------------
Year ended December 31,             2001              2000             1999
------------------------------------------------------------------------------
Community Banking                  37,673            34,125           33,297
Technology Services                 3,050             2,954            1,999
Other                              (9,540)           (6,699)          (7,568)
------------------------------------------------------------------------------

Consolidated                       31,183            30,380           27,728
==============================================================================

      Community banking net income increased 10.4% to $37.7 million in 2001 from $34.1 million in 2000. This increase is primarily due to internally generated growth in net interest income and increases in processing and origination fees on residential real estate loans resold in the secondary market. These increases were partially offset by net losses incurred by new banking offices opened or acquired since June, 2000 and increases in administrative staffing levels to support the Company's expanding number of banking offices. Community banking net income increased 2.5% to $34.1 million in 2000 from $33.3 million in 1999 primarily due to growth in net interest income resulting from a combination of acquisitions and internal growth. In addition, the Company experienced growth in investment services revenues and earnings in unconsolidated joint ventures. These increases were partially offset by net losses incurred by new banking offices opened or acquired since 1999 and increases in administrative staffing levels to support the Company's expanding number of banking offices.

      Technology services revenues increased 3.2% to $3.1 million in 2001 from $3.0 million in 2000 primarily due to increases in core data processing revenues from affiliates. Technology services revenues increased 47.8% to $3.0 million in 2000 from $2.0 million in 1999 primarily due to the addition of one new customer during the fourth quarter of 1999 and higher ATM transaction volumes combined with increases in the number of ATMs supported by the Company's ATM network.

      Other includes the net funding cost of the Parent Company, compensation expense or benefit related to outstanding stock options, the operating results of non-bank subsidiaries except i_Tech and intercompany eliminations. Other net losses increased 42.4% to $9.5 million in 2001 from $6.7 million in 2000 primarily due to increases in compensation expense related to outstanding stock options, increases in interest expense primarily due to borrowings used to fund acquisitions in 2000, increases in salaries, wages and employee benefits expenses and the establishment of an allowance for loan losses by the Parent Company. Other net losses decreased 11.5% to $6.7 million in 2000 from $7.6 million in 1999 primarily due to compensation benefit related to outstanding stock options.

FINANCIAL CONDITION

      Total assets increased 13.0% to $3,315 million as of December 31, 2001 from $2,933 million as of December 31, 2000. This increase was due to internal growth in loans and increases in investment securities and cash equivalents funded primarily by customer deposits.

Loans

      Total loans increased 9.4% to $2,158 million as of December 31, 2001 from $1,973 million as of December 31, 2000. All major categories of loans increased from December 31, 2000 with the exception of consumer loans, which decreased slightly. The most significant growth occurred in loans secured by residential real estate. During 2001, the Company continued to expand its market presence through a combination of marketing activities and opening new banking offices. Total loans increased 14.5% to $1,973 million as of December 31, 2000 from $1,723 million as of December 31, 1999 primarily due to acquisitions and the opening of new banking offices combined with generally strong loan demand in the Company's market areas.

      The Company's loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities served by the Company. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy that could have a material adverse effect on the borrowers' abilities to repay their loans.

         The following tables present the composition of the Company's loan portfolio as of the dates indicated:

LOANS OUTSTANDING

                                                      As of December 31,
                        ----------------------------------------------------------------------------
(Dollars in thousands)     2001        Percent        2000        Percent        1999        Percent
----------------------------------------------------------------------------------------------------
Loans
     Real estate        $1,137,160       52.8%     $  954,933       48.5%     $  806,320       46.8%
     Consumer              483,636       22.4         495,445       25.1         463,414       26.9
     Commercial            434,330       20.1         420,706       21.3         344,371       20.0
     Agricultural           95,513        4.4          95,387        4.8         106,887        6.2
     Other loans             7,329        0.3           5,852        0.3           1,969        0.1
----------------------------------------------------------------------------------------------------

Total loans              2,157,968      100.0%      1,972,323      100.0%      1,722,961      100.0%
----------------------------------------------------------------------------------------------------

Less allowance for
     loan losses            34,091                     32,820                     29,599
----------------------------------------------------------------------------------------------------

Net loans               $2,123,877                 $1,939,503                 $1,693,362
====================================================================================================

Ratio of allowance
     to total loans           1.58%                      1.66%                      1.72%
====================================================================================================

                                        As of December 31,
                        -------------------------------------------------
(Dollars in thousands)     1998        Percent        1997        Percent
-------------------------------------------------------------------------
Loans
     Real estate        $  681,670       45.9%     $  683,212       46.5%
     Consumer              379,197       25.5         412,231       28.0
     Commercial            311,040       21.0         261,513       17.8
     Agricultural          106,707        7.2         107,649        7.3
     Other loans             5,845        0.4           5,809        0.4
-------------------------------------------------------------------------

Total loans              1,484,459      100.0%      1,470,414      100.0%
-------------------------------------------------------------------------

Less allowance for
     loan losses            28,803                     28,180
-------------------------------------------------------------------------

Net loans               $1,455,656                 $1,442,234
=========================================================================

Ratio of allowance
     to total loans           1.94%                      1.92%
=========================================================================

      The following table presents the maturity distribution of the Company's loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2001:

MATURITIES AND INTEREST RATE SENSITIVITIES

                                       Within     One Year to     After
(Dollars in thousands)                One Year     Five Years   Five Years      Total
---------------------------------------------------------------------------------------
Real estate                          $  515,729     500,386       121,045     1,137,160
Consumer                                239,290     235,346         9,000       483,636
Commercial                              244,116     155,974        34,240       434,330
Agriculture                              78,927      15,447         1,139        95,513
Other loans                               7,329          --            --         7,329
---------------------------------------------------------------------------------------

                                     $1,085,391     907,153       165,424     2,157,968
=======================================================================================

Loans at fixed interest rates        $  670,420     654,158        18,384     1,342,962
Loans at variable interest rates        396,698     252,995       147,040       796,733
Nonaccrual loans                         18,273          --            --        18,273
---------------------------------------------------------------------------------------

                                     $1,085,391     907,153       165,424     2,157,968
=======================================================================================

      For additional information concerning the Company's loan portfolio and its credit administration policies, see Part I, Item 1, "Business-Lending Activities."

Investment Securities

      The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and other equity securities. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders' equity.

      Investment securities increased 12.9% to $693 million as of December 31, 2001 from $614 million as of December 31, 2000 primarily due to investment of funds generated through internal deposit growth. Mortgage backed securities comprised 51.1% of the total investment portfolio as of December 31, 2001 as compared to 30.2% in 2000. In attempting to obtain the Company's investment portfolio objectives, mortgage backed securities are currently the primary reinvestment selection for maturing and prepaying investments. Investment securities increased 6.1% to $614 million as of December 31, 2000 from $578 million as of December 31, 1999. The majority of this increase occurred in U.S. Government agencies and corporate securities.

      On January 1, 2001, the Company adopted the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In conjunction with the initial application of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and fair values of $104 million and $103 million, respectively, to available-for-sale investment securities to better conform to the Company's investment objectives. Upon adoption of SFAS No. 133, the Company recorded net unrealized holding losses of $569,000, net of tax, related to the transferred securities.

      The following table sets forth the book value, percentage of total investment securities and average yield for the Company's investment securities as of December 31, 2001:

SECURITIES MATURITIES AND YIELD

                                                                                    % of Total     Weighted
                                                                         Book       Investment      Average
(Dollars in thousands)                                                   Value      Securities     Yield(1)
-----------------------------------------------------------------------------------------------------------
U.S. Treasury securities
     Maturing within one year                                          $ 21,499         3.1%         6.13%
     Maturing after ten years                                               517         0.1          5.83
-----------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale            548
-----------------------------------------------------------------------------------------------------------

Total                                                                    22,564         3.3          6.12
-----------------------------------------------------------------------------------------------------------

U.S. Government agency securities
     Maturing within one year                                          $ 19,920         2.9          5.73
     Maturing in one to five years                                      145,107        20.9          5.92
-----------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale          4,898
-----------------------------------------------------------------------------------------------------------

         Total                                                          169,925        24.5          5.89
-----------------------------------------------------------------------------------------------------------

Tax exempt securities
     Maturing within one year                                             2,292         0.3          8.39
     Maturing in one to five years                                       18,518         2.7          7.22
     Maturing in five to ten years                                       53,798         7.8          6.96
     Maturing after ten years                                             8,719         1.3          7.35
-----------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale             --
-----------------------------------------------------------------------------------------------------------

         Total                                                           83,327        12.0          7.09
-----------------------------------------------------------------------------------------------------------

Corporate securities
     Maturing within one year                                            16,690         2.4          6.12
     Maturing in one to five years                                           57         0.0          9.00
-----------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale             --
-----------------------------------------------------------------------------------------------------------

         Total                                                           16,747         2.4          6.13
-----------------------------------------------------------------------------------------------------------

                                                                                   % of Total    Weighted
                                                                         Book      Investment     Average
(Dollars in thousands)                                                   Value     Securities    Yield(1)
---------------------------------------------------------------------------------------------------------
Mortgage-backed securities
     Maturing within one year                                           130,312        18.8         6.39
     Maturing in one to five years                                      147,938        21.3         6.41
     Maturing in five to ten years                                       24,655         3.6         6.45
     Maturing after ten years                                            49,314         7.1         6.41
---------------------------------------------------------------------------------------------------------

     Mark-to-market adjustments on securities available-for-sale          2,091
---------------------------------------------------------------------------------------------------------

         Total                                                          354,310        51.1         6.40
---------------------------------------------------------------------------------------------------------

Other securities
     Maturing after ten years                                               175         0.0         0.00
     Mark-to-market adjustments on securities available-for-sale             --
---------------------------------------------------------------------------------------------------------

         Total                                                              175         0.0         0.00
---------------------------------------------------------------------------------------------------------

Mutual funds with no stated maturity                                     46,130         6.7         1.82
Mark-to-market adjustments on securities available-for-sale                  --
---------------------------------------------------------------------------------------------------------

         Total                                                           46,130         6.7         1.82
---------------------------------------------------------------------------------------------------------
Total                                                                  $693,178       100.0%        6.43%
=========================================================================================================

      (1)   Average yields have been calculated on a fully-taxable basis.

      The maturities noted above reflect $89,045 of investment securities at their final maturities although they have call provisions within the next year. Mortgage backed securities, and to a limited extent, other securities have uncertain cash flow characteristics that present additional risk to the Company in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Mortgage backed securities presented above are based on current prepayment assumptions.

      As of December 31, 2000, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, other mortgage-backed securities and equity securities with carrying values of $66,377, $240,972, $78,640, $41,970, $185,549 and $200, respectively.

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

Deposits

      The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company's primary funding source. The Company's deposits consist primarily of noninterest bearing demand and interest bearing demand, saving, IRA and time deposit accounts. For additional information concerning the Company's deposits, including its use of repurchase agreements, as discussed below, see Part I, Item 1, "Business - Funding Sources."

      Deposits increased 14.5% to $2,709 million as of December 31, 2001 from $2,365 million as of December 31, 2000 due to internal growth. The most significant growth occurred in noninterest bearing demand and savings deposits. Deposits increased 11.7% to $2,365 million as of December 31, 2000 as compared to $2,118 million as of December 31, 1999. Approximately $80 million of this increase is attributable to acquisitions in 2000. The remaining increase is the result of internal growth. For additional information concerning customer deposits as of December 31, 2000 and 1999, see "Notes to Consolidated Financial Statements - Deposits" included in Part IV, Item 14.

Other Borrowed Funds

      In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of short-term borrowings from the Federal Home Loan Bank of Seattle; repurchase agreements with commercial depositors; and, on a seasonal basis, Federal funds purchased.

      Other borrowed funds decreased 27.3% to $8 million as of December 31, 2001 from $11 million as of December 31, 2000 primarily due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the Federal government. Other borrowed funds decreased 73.8% to $11 million as of December 31, 2000 from $42 million as of December 31, 1999 primarily due to a $30 million, 90 day note payable to the Federal Home Loan Bank of Seattle obtained in 1999 and repaid in 2000.

      For additional information on other borrowed funds as of December 31, 2001 and 2000, see "Notes to Consolidated Financial Statements - Long-Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

      The following table sets forth certain information regarding Federal funds purchased and repurchase agreements as of the dates indicated:

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

As of and for the years ended December 31,               2001           2000           1999
----------------------------------------------------------------------------------------------
(Dollars in thousands)
Federal funds purchased:
     Balance at period end                             $    625         19,535            900
     Average balance                                      2,116         25,735         32,405
     Maximum amount outstanding at any month-end         13,765         48,110         69,260
     Average interest rate:
         During the year                                   3.78%          6.24%          5.06%
         At period end                                     1.42%          5.35%          4.74%

Securities sold under repurchase agreements:
     Balance at period end                             $271,952        229,078        188,024
     Average balance                                    240,069        206,595        163,974
     Maximum amount outstanding at any month-end        271,952        240,751        209,464
     Average interest rate:
         During the year                                   3.15%          5.24%          4.29%
         At period end                                     1.41%          5.17%          4.80%

Long-Term Debt

      The Company's long-term debt is comprised principally of an unsecured revolving term loan and unsecured subordinated notes. Long-term debt decreased 7.2% to $34 million as of December 31, 2001 from $37 million as of December 31, 2000 primarily due to paydowns. Long-term debt increased 60.9% to $37 million as of December 31, 2000 from $23 million as of December 31, 1999. Additional borrowings in 2000 were used to fund acquisitions.

      For additional information on long-term debt as of December 31, 2001 and 2000, see "Notes to Consolidated Financial Statements - Long-Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

Trust Preferred Securities

      The Company had trust preferred securities of $40 million at December 31, 2001 and 2000. For additional information on trust preferred securities, see "Notes to Consolidated Financial Statements - Trust Preferred Securities" included in Part IV, Item 14.

Non-Performing Assets

      Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans and OREO. Management generally places loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $1,688,000, $1,943,000 and $1,424,000, $1,062,000 and $763,000 of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

      Restructured loans are those where the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

      OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. The Company initially records OREO at the lower of carrying value or fair value less estimated costs to sell by a charge against the allowance for loan losses, if necessary. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

      The following table sets forth information regarding non-performing assets as of the dates indicated:

NON-PERFORMING ASSETS

As of December 31,                                   2001           2000         1999           1998          1997
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-performing loans:
     Nonaccrual loans                               $18,273        19,619        22,854        10,699         9,681
     Accruing loans past due 90 days or more          7,200         5,158         4,695         4,039         4,883
     Restructured loans                                 921         2,635         3,660         3,306           928
--------------------------------------------------------------------------------------------------------------------

Total non-performing loans                           26,394        27,412        31,209        18,044        15,492
OREO                                                    414         3,028         1,445         1,113         1,362
--------------------------------------------------------------------------------------------------------------------

Total non-performing assets                         $26,808        30,440        32,654        19,157        16,854
====================================================================================================================

Non-performing assets to total loans and OREO          1.24%         1.54%         1.89%         1.29%         1.15%
====================================================================================================================

      Non-performing assets decreased 11.9% to $27 million as of December 31, 2001 compared to $30 million as of December 31, 2000 primarily due to decreases in nonaccrual loans and sales of OREO. Loans past due 90 days or more and still accruing interest as of December 31, 2001 includes one matured commercial loan of $2 million in the process of being renewed. Non-performing assets decreased 6.8% to $30 million as of December 31, 2000, compared to $33 million as of December 31, 1999 primarily due to loan paydowns by one commercial borrower.

      In addition to the non-performing loans included in the table above, management has identified certain performing loans for which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in future non-performing loans. There can be no assurance that the Company has identified all of its potential non-performing loans. Furthermore, management cannot predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such conditions may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on non-accrual or become restructured loans or OREO in the future.

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of known and inherent risk in its loan portfolio. See "Provision for Loan Losses" herein. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when management determines that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are recorded only when cash payments are received.

      The allowance for loan losses is maintained at an amount to sufficiently provide for estimated losses based on management's evaluation of known and inherent risks in its loan portfolio at each balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial, agriculture and real estate loans, loss factors are applied based on internal risk classifications of these loans. For certain consumer loans, loss factors are applied on a portfolio basis. Loss factors are based on peer and industry loss data which are comparable to the Company's historical loss experience, and are reviewed on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio such as changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analyses of individual loans for which full collectibility may not be assured.

      Specific allowances are established for loans where management has determined that the probability of a loss exists and will exceed the historical loss factors specifically identified based on the internal risk classification of the loans. The unallocated component of the allowance for loan losses recognizes estimates of losses inherent in the portfolio that are not fully captured in the specific allowances that may result from model imprecision, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic factors and the estimated impact of current economic conditions on historical loss rates used in the allocated model.

      Management has assessed, and will continue to assess on an on-going basis, the impact of slowing national, regional and local economies on credit risk in the loan portfolio. As of December 31, 2001, delinquency trends and classified loan levels relative to prior periods do not indicate any material deterioration in the loan portfolio. Management continues to closely monitor credit quality and to focus on identifying potential non-performing loans and loss exposure in a timely manner.

      The following table sets forth information concerning the Company's allowance for loan losses as of the dates and for the years indicated.

ALLOWANCE FOR LOAN LOSSES

As of and for the years ended December 31,     2001              2000             1999             1998             1997
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at the beginning of period          $   32,820           29,599           28,803           28,180           27,797
Allowance of acquired banking offices               --            1,019            1,574               --               --
Charge-offs:
     Real estate                                   204               81              278              370              141
     Consumer                                    5,661            4,369            4,192            3,988            5,607
     Commercial                                  2,502            1,192            2,753            1,920            1,132
     Agricultural                                  195              164              386              349               71
---------------------------------------------------------------------------------------------------------------------------

Total charge-offs                                8,562            5,806            7,609            6,627            6,951

Recoveries:
     Real estate                                    32               20               51              213              246
     Consumer                                    1,452            1,485            1,429            1,500            1,816
     Commercial                                    462            1,138            1,464            1,315              732
     Agricultural                                   44               85              324               52              300
---------------------------------------------------------------------------------------------------------------------------

Total recoveries                                 1,990            2,728            3,268            3,080            3,094
---------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                  6,572            3,078            4,341            3,547            3,857
Provision for loan losses                        7,843            5,280            3,563            4,170            4,240
---------------------------------------------------------------------------------------------------------------------------

Balance at end of period                    $   34,091           32,820           29,599           28,803           28,180
===========================================================================================================================

Period end loans                            $2,157,968        1,972,323        1,722,961        1,484,459        1,470,414
Average loans                                2,056,179        1,865,125        1,598,594        1,469,741        1,441,800
Net charge-offs to average loans                  0.32%            0.17%            0.27%            0.24%            0.27%
Allowance to period end loans                     1.58%            1.66%            1.72%            1.94%            1.92%
===========================================================================================================================

      The allowance for loan losses was $34 million, or 1.58% of average loans, at December 31, 2001 as compared to $33 million, or 1.66% of average loans, at December 31, 2000 and $30 million, or 1.72% of average loans, at December 31, 1999. Net charge-offs of $6.6 million in 2001 increased from $3.1 million in 2000 and $4.3 million in 1999. The current year increase occurred primarily in consumer and commercial loans. Increases in net charge-offs of consumer loans are primarily due to a slight deterioration in the portfolio, while increases in net charge-offs of commercial loans are largely related to six borrowers.

      Although management believes that it has established its allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at each balance sheet date, future provisions will be subject to on-going evaluations of the risk in the portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

      The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Management has reviewed the allocations and believes the allowance for loan losses was adequate at all times during the five-year period ended December 31, 2001. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

As of December 31,      2001                    2000                    1999                    1998                  1997(1)
------------------------------------------------------------------------------------------------------------------------------------
                              % Of                    % Of                    % Of                    % Of                    % Of
                              Loan                    Loan                    Loan                    Loan                    Loan
                            Category                Category                Category                Category                Category
                Allocated   to Total    Allocated   to Total    Allocated   to Total    Allocated   to Total    Allocated   to Total
                Reserves     Loans      Reserves     Loans      Reserves     Loans      Reserves     Loans      Reserves     Loans
------------------------------------------------------------------------------------------------------------------------------------
Real estate      $11,490      52.8%      $11,645      48.5%      $ 8,268      46.8%      $ 4,443      45.9%      $ 1,579      46.5%
Consumer           5,108      22.4         4,632      25.1         4,460      26.9         3,874      25.5         4,409      28.0
Commercial         7,018      20.1         5,360      21.3         5,655      20.0         4,748      21.0         5,047      17.8
Agricultural       2,678       4.4         2,194       4.8         2,214       6.2         1,942       7.2         2,515       7.3
Other loans           37       0.3            29       0.3            10       0.1            29       0.4            29       0.4
Unallocated        7,760        NA         8,960        NA         8,992        NA        13,767        NA        14,601        NA
------------------------------------------------------------------------------------------------------------------------------------
   Totals        $34,091     100.0%      $32,820     100.0%      $29,599     100.0%      $28,803     100.0%      $28,180     100.0%
====================================================================================================================================

(1) Allocated reserves presented above for 1997 and prior years have not been restated to reflect reclassifications of loans secured by real estate, which are included in other categories of loans in those years. Management does not believe that the impact on trends presented without such reclassification is significant.

      The allocated reserve for consumer loans increased 10.3% to $5.1 million in 2001 from $4.6 million in 2000 primarily due to improved tracking and monitoring of credit card losses. Prior to 2001, credit card reserves were included in the unallocated reserve. The allocated reserve for commercial loans increased 30.9% to $7.0 million in 2001 from $5.4 million in 2000. Approximately 80% of this increase is the result of five large commercial loans downgraded in 2001. The unallocated reserve decreased 13.4% to $7.8 million in 2001 from $9.0 million in 2000 primarily due to the allocation of credit card reserves to consumer loans and additional amounts allocated to loan categories resulting from application of loss factors to the portfolio. The allocated reserve for real estate loans increased 40.8% to $11.6 million as of December 31, 2000 from $8.3 million as of December 31, 1999 primarily due to increases in the allocation amount for certain loans.

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

      The Company's current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company's loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, Federal funds lines, borrowings and access to capital markets. The Company does not rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support nor does it engage in derivatives and related hedging activities.

      Net cash provided by operating activities, primarily net income, totaled $48 million for 2001, $47 million for 2000 and $39 million in 1999. Net cash used for investing activities totaled $274 million in 2001, $236 million in 2000 and $129 million in 1999. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $350 million in 2001, $195 million in 2000 and $49 million in 1999. For additional information concerning cash flows, see the "Consolidated Statements of Cash Flows" included in Part IV, Item 14.

      As a holding company, FIBS is a corporation separate and apart from the Bank, and therefore, provides for its own liquidity. Substantially all of FIBS's revenues are obtained from management fees and dividends declared and paid by the Bank. As of December 31, 2001, the Bank had approximately $40.2 million available to be paid as dividends to FIBS. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. See Part I, Item 1, "Business-Regulation and Supervision." Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

      In connection with acquisitions in 1996, the Company issued subordinated notes. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see "Notes to Consolidated Financial Statements - Long Term Debt and Other Borrowed Funds" included in Part IV, Item 14.

      The trust preferred securities are unsecured, bear interest at a rate of 8.625%, and mature on December 1, 2027. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. The trust preferred securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002 or at any time in the event of unfavorable changes in tax laws or regulations in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company has guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by FIB Capital. For additional information concerning the trust preferred securities see "Notes to Consolidated Financial Statements - Trust Preferred Securities" included in Part IV, Item 14.

Capital Resources

      Stockholders' equity increased 12.2% to $222 million as of December 31, 2001 from $198 million as of December 31, 2000 and 13.8% to $198 million as of December 31, 2000 from $174 million as of December 31, 1999 primarily due to increases in retained earnings. Stockholders' equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock involving employees of the Company and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. For the years ended December 31, 2001, 2000 and 1999, the Company paid aggregate cash dividends to stockholders of approximately $9 million during each year.

      Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2001, the Bank had a capital level that exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see "Notes to Consolidated Financial Statements - Regulatory Matters" contained in Part IV,
Item 14.

Interest Rate Risk Management

      The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

      The ability to optimize the net interest margin is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap.

      The following table shows interest rate sensitivity gaps for different intervals as of December 31, 2001:

INTEREST RATE SENSITIVITY GAPS

                                                                    Three         Three           One
                                                                   Months        Months         Year to        After
(Dollars in thousands)                                             or Less     to One Year    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
     Loans(1)                                                    $  997,471       343,818        769,415       28,991     2,139,695
     Investment securities(2)                                       142,443       186,025        239,634      125,076       693,178
     Interest bearing deposits in banks                              58,242            --             --           --        58,242
     Federal funds sold                                              82,185            --             --           --        82,185
------------------------------------------------------------------------------------------------------------------------------------

Total interest earning assets                                    $1,280,341       529,843      1,009,049      154,067     2,973,300
====================================================================================================================================

Interest bearing liabilities and trust preferred securities:
     Interest bearing demand accounts(3)                         $   34,080       102,239        318,075           --       454,394
     Savings deposits(3)                                            553,150        34,211        106,433           --       693,794
     Time deposits, $100 or more(4)                                 101,896       156,544         54,103           --       312,543
     Other time deposits                                            156,523       315,703        203,703           65       675,994
     Federal funds purchased                                            625            --             --           --           625
     Securities sold under repurchase
         agreements                                                 271,952            --             --           --       271,952
     Other borrowed funds                                             8,095            --             --           --         8,095
     Long-term debt                                                  10,358         4,023         18,884        1,066        34,331
     Trust preferred securities                                          --            --             --       40,000        40,000
------------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities
     and trust preferred securities                              $1,136,679       612,720        701,198       41,131     2,491,728
====================================================================================================================================

Rate gap                                                         $  143,662       (82,877)       307,851      112,936       481,572
Cumulative rate gap                                                 143,662        60,785        368,636      481,572
Cumulative rate gap as a percentage of
     total interest earning assets                                     4.83%         2.04%         12.40%       16.20%
====================================================================================================================================

      Assumptions used:

            (1)   Does not include nonaccrual loans of $18,273.

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

            (4) Included in the three month to one year category are deposits of $77,204 maturing in three to six months.

      As noted in footnote 3 above, interest bearing demand accounts and savings deposits are allocated based on historical analysis of their interest sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $417 million, a negative cumulative one year gap of $364 million and a positive cumulative one to five year gap of $369 million.

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

      At December 31, 2001, the Company's one year cumulative asset sensitive gap totaled $61 million representing 2.04% of total interest earning assets. This position gradually changed from year end 2000 when the Company's gap position was liability sensitive by $439 million or 17.02% of total interest earning assets primarily due to investment of excess liquidity in short term investments and increases in real estate loans held for resale included on the 0-3 month category. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases.

Critical Accounting Policies

      The Company's financial statements are based upon the selection and application of critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers one of its more critical accounting policies to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see "Business - Risk Factors - Asset Quality" included in Part 1, Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" included in Part II, Item 7; and, "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Loan Losses" included in Part IV, Item 14.

      On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized but rather is reviewed for impairment at least annually, or more frequently if impairment indicators arise. Goodwill is assigned to the Company's business units based on the expected benefits from the synergies of the combination. The evaluation of goodwill for potential impairment involves comparing the implied fair value of the goodwill of a business unit with the carrying amount of that goodwill. In the absence of quoted market prices, fair value may be estimated based on the best information available, including prices of similar assets and liabilities, the use of present value valuation techniques, multiples of earnings or revenues or other performance measurement techniques. Changes in any of the subjective factors used in determining implied fair value or in management's assessment of the synergies of the combination could result in the impairment of goodwill and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity.

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

      The following tables provide information about the Company's market sensitive financial instruments, categorized by maturity and the instruments' fair values at December 31, 2001 and 2000. The table constitutes a "forward-looking statement." For a description of the Company's policies with respect to managing risks associated with changing interest rates, see Part I,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition-Interest Rate Risk Management."

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

MARKET SENSITIVE FINANCIAL INSTRUMENTS MATURITIES

                                                            December 31, 2001 Expected Maturity/Principal Repayment
                                               ----------------------------------------------------------------------------------
(Dollars in thousands)                            2002        2003       2004       2005       2006      Thereafter     Total
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
     Cash and short-term investments           $  293,036         --         --         --         --           --       293,036
     Net loans                                  1,150,216    378,799    283,889    168,907    140,368      128,823     2,251,002
     Securities available-for-sale                307,812     82,873     60,258     43,598     23,281       75,282       593,104
     Securities held-to-maturity                   20,934      3,209      6,845      8,731     11,193       49,971       100,883
     Loan servicing rights                          1,020      1,026        897        731        596        2,749         7,019
---------------------------------------------------------------------------------------------------------------------------------

         Total interest-sensitive assets       $1,773,018    465,907    351,889    221,967    175,438      256,825     3,245,044
=================================================================================================================================

Interest-sensitive liabilities and trust
  preferred securities:
     Total deposits excluding time deposits       895,246    176,749    176,749    471,332         --           --     1,720,076
     Time deposits                                743,052    173,422     37,330     24,959     11,938           52       990,753
     Federal funds purchased                          625         --         --         --         --           --           625
     Securities sold under repurchase
         agreements                               271,952         --         --         --         --           --       271,952
     Other borrowed funds                           8,095         --         --         --         --           --         8,095
     Long-term debt                                 5,574      5,415      5,243     15,025      4,258          879        36,394
     Trust preferred securities                        --         --         --         --         --       40,000        40,000
---------------------------------------------------------------------------------------------------------------------------------

       Total interest-sensitive liabilities
         and trust preferred securities        $1,924,544    355,586    219,322    511,316     16,196       40,931     3,067,895
=================================================================================================================================

                                                            December 31, 2001 Expected Maturity/Principal Repayment
                                               ----------------------------------------------------------------------------------
(Dollars in thousands)                            2001        2002       2003       2004       2005      Thereafter     Total
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
     Cash and short-term investments           $  169,245         --         --         --         --           --       169,245
     Net loans                                    959,896    338,884    217,052    158,056    102,638      147,547     1,924,073
     Securities available-for-sale                 47,827     76,149     68,552     99,747     28,669       63,938       384,882
     Securities held-to-maturity                   74,198     37,299     16,335     17,285      6,723       76,400       228,240
     Loan servicing rights                            698        735        673        597        529        3,453         6,685
---------------------------------------------------------------------------------------------------------------------------------

         Total interest-sensitive assets       $1,251,864    453,067    302,612    275,685    138,559      291,338     2,713,125
=================================================================================================================================

                                                            December 31, 2000 Expected Maturity/Principal Repayment
                                               -------------------------------------------------------------------------------
(Dollars in thousands)                            2001        2002       2003       2004      2005     Thereafter     Total
------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities and
  trust preferred securities:
     Total deposits excluding time deposits       728,589    144,174    144,174    384,464        --         --     1,401,401
     Time deposits                                782,403    119,651     31,418      9,183    19,300         87       962,042
     Federal funds purchased                       19,535         --         --         --        --         --        19,535
     Securities sold under repurchase
         agreements                               229,078         --         --         --        --         --       229,078
     Other borrowed funds                          11,138         --         --         --        --         --        11,138
     Long-term debt                                10,503      5,284      5,082      4,880     7,674      4,636        38,059
     Trust preferred securities                        --         --         --         --        --     37,200        37,200
------------------------------------------------------------------------------------------------------------------------------

       Total interest-sensitive liabilities
         and trust preferred securities        $1,781,246    269,109    180,674    398,527    26,974     41,923     2,698,453
==============================================================================================================================

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 14(a)1]:

            Report of Ernst & Young LLP, Independent Auditors
            Report of KPMG LLP, Independent Auditors
            Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - Years Ended December 31, 2001,
              2000 and 1999
            Consolidated Statements of Stockholders' Equity and Comprehensive
              Income - Years Ended December 31, 2001, 2000 and 1999
            Consolidated Statements of Cash Flows - Years Ended
              December 31, 2001, 2000 and 1999
            Notes to Consolidated Financial Statements

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2001, the Company did not reappoint KPMG LLP and appointed Ernst & Young LLP as the Company's principal accountants. The Company's Board of Directors approved the action upon recommendation of the Company's Audit Committee. KPMG LLP's reports on the Company's consolidated financial statements as of and for the audit years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's consolidated financial statement for the two years ended December 31, 2000, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the matter in their report.

      The Company had no consultations or communications, written or oral, with Ernst & Young LLP regarding the application of accounting principles to specified transactions, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements during the two years ended December 31, 2000 or in the period subsequent to their appointment as the Company's principal accountants on July 17, 2001. There have been no disagreements with Ernst & Young LLP regarding accounting principles or practices, financial statement disclosures, or audit scope or procedures.

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The following table sets forth information concerning each of the directors and executive officers of the Company:

DIRECTORS AND EXECUTIVE OFFICERS

              Name             Age                        Position
      --------------------------------------------------------------------------------
      Homer A. Scott, Jr.       67     Chairman of the Board
      James R. Scott            52     Vice Chairman of the Board
      Thomas W. Scott           58     Chief Executive Officer and Director
      Lyle R. Knight            56     President, Chief Operating Officer and Director
      Terrill R. Moore          49     Senior Vice President and Chief Financial
                                       Officer
      Edward Garding            52     Senior Vice President and Chief Credit Officer
      Gary E. Crum              42     Senior Vice President and Branch Administration
                                       Officer
      Robert A. Jones           55     Senior Vice President and Director of Human
                                       Asset Management Group
      Neil W. Klusmann          50     Senior Vice President and Director of Marketing
      Richard D. Smith          52     Senior Vice President and Chief Information
                                       Officer
      Elouise C. Cobell         56     Director
      David H. Crum             57     Director
      Richard A. Dorn           49     Director
      William B. Ebzery         51     Director
      James W. Haugh            64     Director
      John M. Heyneman, Jr.     34     Director
      C. Gary Jennings          63     Director
      Joel T. Long              61     Director
      Robert L. Nance           65     Director
      Terry W. Payne            60     Director
      Dan S. Scott              70     Director
      Larry F. Suchor           57     Director
      Sandra A. Scott Suzor     42     Director
      Robert H. Waller          73     Director(1)

      (1)   Term expires May 17, 2002. Not a nominee for reelection.

BUSINESS BIOGRAPHIES

      Homer A. Scott, Jr. has been a director of FIBS since 1971 and the Chairman of the FIBS Board since 1988. Mr. Scott has served as a director of Montana-Dakota Utilities Resources Group, Inc. since 1983. Mr. Scott is the majority owner and developer of Powder Horn Golf Course and real estate development. Mr. Scott is the brother of James R. Scott, Thomas W. Scott and Dan
S. Scott, the uncle of John M. Heyneman, Jr., and the father of Sandra A. Scott Suzor.

      James R. Scott has been a director of FIBS since 1972 and the Vice Chairman of the Board since 1990. Currently, Mr. Scott is Chairman of First Interstate BancSystem Foundation and Padlock Ranch Co. Mr. Scott is the brother of Homer A. Scott, Jr., Thomas W. Scott and Dan S. Scott, and the uncle of John
M. Heyneman, Jr. and Sandra A. Scott Suzor.

      Thomas W. Scott has been a director of FIBS since 1971, has served as Chief Executive Officer of FIBS since 1978 and has been Chairman of the Board of First Interstate Bank "(FIB") since January, 2002. Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott and Dan S. Scott, and the uncle of John M. Heyneman, Jr. and Sandra A. Scott Suzor.

      Lyle R. Knight has been a director of FIBS and has served as President and Chief Operating Officer of FIBS since 1998. Mr. Knight has also been the President and Chief Operating Officer of FIB since January 2002. Prior to FIBS, Mr. Knight has 28 years of bank management experience with multi-branch banks in Arizona and Nevada, most recently as President of a large Arizona-based bank. From 1995 to 1997 Mr. Knight was a bank consultant responsible for business and community development, strategic planning and other special projects for a large Arizona-based bank.

      Terrill R. Moore has been a Senior Vice President and Chief Financial Officer of FIBS since 1989. Prior to joining the FIBS management team, Mr. Moore served in various finance and accounting positions within the Company since 1979.

      Edward Garding has been a Senior Vice President of FIBS since 1996 and Chief Credit Officer since 1999. In addition, Mr. Garding served as President of FIB from 1998 to 2001 and President of the Sheridan branch of FIB from 1988 to 1996. Prior to joining the FIBS management team in 1996, Mr. Garding served in various management positions within the Company since 1971.

      Gary E. Crum has been a Senior Vice President of FIBS since 2000 and Branch Administration Officer since 1999. Prior to his appointment as Branch Administration Officer, Mr. Crum served as President of the Laramie branch of FIB from 1996 to 1998.

      Robert A. Jones has been a Senior Vice President and Director of the Human Asset Management Group of FIBS since 1996. Prior to this appointment, Mr. Jones was the General Auditor of FIBS since 1980.

      Neil W. Klusmann has been a Senior Vice President of FIBS since 2001 and the Director of Marketing since 1983. Prior to joining the FIBS management team in 1983, Mr. Klusmann served in various marketing positions within the Company since 1977.

      Richard D. Smith has been a Senior Vice President since 1997 and Chief Information Officer of FIBS since 2000. In addition, Mr. Smith has been the President of i_Tech Corporation, the Company's technology subsidiary since 1997. Prior to FIBS, Mr. Smith has 27 years of operation and information system management with a bank headquartered in Iowa.

      Elouise C. Cobell has been a director of the Company since 2001. Ms. Cobell has been the Director of the Blackfeet Reservation Development Fund, Inc. since 1991 and the Project Director of the Individual Monies Trust Correction and Recovery Project since 1996. In addition, Ms. Cobell has served as Chairman of the Board of Directors of Blackfeet National Bank since 1987.

      David H. Crum has been a director of the Company since 2000. Mr. Crum founded Crum Electric Supply, a distributor of electrical equipment, in 1976 and has acted as President and Chief Executive Officer of that company since its inception.

      Richard A. Dorn has been a director of the Company since 2001. Mr. Dorn has owned and operated Richard A. Dorn Farms since 1973. In addition, Mr. Dorn formed Dorn Property X-change, a real estate holding, investment, construction and rental management company, in 1978 and has been President of Murdock Realty, P.C. since 1981. Mr. Dorn is a licensed real estate broker.

      William B. Ebzery has been a director of the Company since 2001. Mr. Ebzery is a certified public accountant and has been a partner in the certified public accounting firm of Pradere, Ebzery, Mohatt & Rinaldo since 1975. Mr. Ebzery is also a registered investment advisor and stockbroker.

      James W. Haugh has been a director of the Company since 1997. Mr. Haugh formed American Capital LLC, a financial consulting firm, in 1994 and has operated this firm since its inception. Prior to forming American Capital LLC, Mr. Haugh was a partner in KPMG LLP, a certified public accounting firm.

      John M. Heyneman, Jr. has been a director of the Company since 1998. Mr. Heyneman has been the Assistant Manager for Padlock Ranch Co. since 1999. Prior to his employment with Padlock Ranch Co., Mr. Heyneman attended Montana State University from 1995 through 1998 when he graduated with a masters of science degree. Mr. Heyneman is the nephew of Homer A. Scott, Jr., James R. Scott, Thomas W. Scott and Dan S. Scott, and the cousin of Sandra A. Scott Suzor.

      C. Gary Jennings has been a director of the Company since 2001. Mr. Jennings has served as President of Jennings Farms, Inc., a farming and ranching operation located in Wyoming, since 1970.

      Joel T. Long has been a director of FIBS since 1996. Mr. Long has been the majority owner and Chairman of the Board of JTL Group, Inc., a construction firm doing business in Montana and Wyoming, since 1990. In 1999, Mr. Long sold his interest in JTL Group, Inc. but continues as President of that company.

      Robert L. Nance has been a director of the Company since 2001. Mr. Nance has been the owner and President of Nance Petroleum Corporation, an oil and gas exploration and production company, since 1969. In 1999, Mr. Nance sold his interest in Nance Petroleum Corporation but continues as President and Chief Executive Officer of the Company.

      Terry W. Payne has been a director of the Company since 2000. Mr. Payne has served as President and Chief Executive Officer of Terry Payne & Co., Inc., an insurance agency, since its inception in 1972. Mr. Payne has also been part-owner and Chairman of the Board of Directors of Payne Financial Group, Inc. since 1993.

      Dan S. Scott has been a director of the Company since 1971. Mr. Scott has served as President and General Manager of Padlock Ranch Co. since 1970. Mr. Scott is the brother of Homer A. Scott, Jr., James R. Scott and Thomas W. Scott, and the uncle of John M. Heyneman, Jr. and Sandra A. Scott Suzor.

      Larry F. Suchor has been a director of the Company since 2001. Mr. Suchor has been the owner and President of Larry's, Inc., a road construction and earth moving firm based in Wyoming, since 1976.

      Sandra A. Scott Suzor has been a director of the Company since 2000. Ms. Suzor has been a partner and the Director of Sales and Marketing for Powder Horn Ranch and Golf Course since 1995. Ms. Suzor is the daughter of Homer A. Scott, Jr., the niece of James R. Scott, Thomas W. Scott and Dan S. Scott, and the cousin John M. Heyneman, Jr.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning "Certain Relationships and Related Transactions" is set forth under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is herein incorporated by reference. In addition, see "Notes to Consolidated Financial Statements - Related Party Transactions" included in Part IV, Item 14.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Following are the Company's audited consolidated financial statements.

                                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

The Board of Directors and Stockholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheet of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of First Interstate BancSystem, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2000 and for each of the years in the two-year period ended December 31, 2000 were audited by other auditors whose report dated January 26, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Salt Lake City, Utah
February 4, 2002

KPMG LLP













                          Independent Auditors' Report



The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated balance sheet of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Billings, Montana
January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

December 31,                                                                             2001         2000
---------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                          $  152,609      166,964
     Federal funds sold                                                                   82,185        1,510
     Interest bearing deposits in banks                                                   58,242          771
     Investment securities:
         Available-for-sale                                                              593,104      384,882
         Held-to-maturity (estimated fair values of $100,883 and $228,240
              at December 31, 2001 and 2000, respectively)                               100,074      228,826
---------------------------------------------------------------------------------------------------------------

     Total investment securities                                                         693,178      613,708
---------------------------------------------------------------------------------------------------------------

     Loans                                                                             2,157,968    1,972,323
     Less allowance for loan losses                                                       34,091       32,820
---------------------------------------------------------------------------------------------------------------

     Net loans                                                                         2,123,877    1,939,503
---------------------------------------------------------------------------------------------------------------

     Premises and equipment, net                                                          91,346       91,075
     Accrued interest receivable                                                          24,804       28,442
     Goodwill, net of accumulated amortization                                            33,171       35,366
     Core deposit intangibles, net of accumulated amortization                             5,679        7,115
     Other real estate owned, net                                                            414        3,028
     Net deferred tax asset                                                                2,751        7,282
     Loan servicing rights, net of accumulated amortization and impairment reserve         6,322        4,964
     Other assets                                                                         40,138       33,534
---------------------------------------------------------------------------------------------------------------

     Total assets                                                                     $3,314,716    2,933,262
===============================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
         Noninterest bearing                                                          $  571,888      441,563
         Interest bearing                                                              2,136,725    1,923,662
---------------------------------------------------------------------------------------------------------------

     Total deposits                                                                    2,708,613    2,365,225
---------------------------------------------------------------------------------------------------------------

     Federal funds purchased                                                                 625       19,535
     Securities sold under repurchase agreements                                         271,952      229,078
     Accrued interest payable                                                             16,209       19,026
     Accounts payable and accrued expenses                                                12,822       14,274
     Other borrowed funds                                                                  8,095       11,138
     Long-term debt                                                                       34,331       37,000
     Trust preferred securities                                                           40,000       40,000
---------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                 3,092,647    2,735,276
---------------------------------------------------------------------------------------------------------------

     Stockholders' equity:
         Nonvoting noncumulative preferred stock without par value; authorized
              100,000 shares, no shares issued or outstanding as of
              December 31, 2001 and 2000                                                      --           --
         Common stock without par value; authorized 20,000,000 shares;
              issued and outstanding 7,848,704 shares and 7,899,168 shares
              as of December 31, 2001 and 2000, respectively                               5,184        7,101
         Retained earnings                                                               212,314      190,410
         Accumulated other comprehensive income, net                                       4,571          475
---------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                          222,069      197,986
---------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                       $3,314,716    2,933,262
===============================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Year Ended December 31,                                                 2001        2000       1999
-------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                      $ 180,865     175,964    144,886
     Interest and dividends on investment securities:
         Taxable                                                        31,417      30,730     33,464
         Exempt from Federal taxes                                       3,669       3,591      3,355
     Interest on deposits in banks                                         466         112        353
     Interest on Federal funds sold                                      2,709       1,400      1,304
-------------------------------------------------------------------------------------------------------

              Total interest income                                    219,126     211,797    183,362
-------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                               79,642      80,205     67,525
     Interest on Federal funds purchased                                    80       1,605      1,639
     Interest on securities sold under repurchase agreements             7,556      10,836      7,035
     Interest on other borrowed funds                                      333       3,084      1,324
     Interest on long-term debt                                          2,844       2,530      1,963
     Interest on trust preferred securities                              3,529       3,529      3,529
-------------------------------------------------------------------------------------------------------

              Total interest expense                                    93,984     101,789     83,015
-------------------------------------------------------------------------------------------------------
              Net interest income                                      125,142     110,008    100,347
Provision for loan losses                                                7,843       5,280      3,563
-------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses      117,299     104,728     96,784

Noninterest income:
     Income from fiduciary activities                                    4,702       4,910      4,495
     Service charges on deposit accounts                                14,631      12,590     11,373
     Technology services                                                10,249      10,171      8,274
     Other service charges, commissions and fees                        16,718      11,620     10,646
     Investment securities gains, net                                      145         133         19
     Other real estate income (expense), net                              (130)        689        366
     Other income                                                        5,719       4,038      2,503
-------------------------------------------------------------------------------------------------------

              Total noninterest income                                  52,034      44,151     37,676
-------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries, wages and employee benefits                              61,617      51,814     48,034
     Occupancy, net                                                      9,561       8,063      7,085
     Furniture and equipment                                            12,266      10,692     10,218
     FDIC insurance                                                        442         438        233
     Goodwill amortization expense                                       2,195       2,013      1,678
     Core deposit intangible amortization expense                        1,436       1,436      1,086
     Other expenses                                                     32,732      26,867     23,169
-------------------------------------------------------------------------------------------------------

              Total noninterest expense                                120,249     101,323     91,503
-------------------------------------------------------------------------------------------------------

Income before income taxes                                              49,084      47,556     42,957

Income tax expense                                                      17,901      17,176     15,229
-------------------------------------------------------------------------------------------------------

              Net income                                             $  31,183      30,380     27,728
=======================================================================================================

Basic earnings per share                                             $    3.97        3.83       3.48
Diluted earnings per share                                                3.94        3.78       3.42
=======================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands, except share and per share data)

                                                                                                Accumulated other      Total
                                                                      Common         Retained     comprehensive     stockholders'
                                                                       stock         earnings     income (loss)        equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                         $ 10,468         149,639         2,168           162,275

Comprehensive income:
     Net income                                                            --          27,728            --            27,728
     Unrealized losses on available-for-sale investment
         securities, net of income tax benefit of $4,933                   --              --        (8,186)           (8,186)
     Less reclassification adjustment for gains included in
         net income, net of income tax expense of $7                       --              --           (12)              (12)
                                                                                                                     --------
              Other comprehensive income                                                                               (8,198)
                                                                                                                     --------
                     Total comprehensive income                                                                        19,530
                                                                                                                     --------

Common stock transactions:
     87,201 shares retired                                             (3,271)             --            --            (3,271)
     91,878 shares issued                                               3,634              --            --             3,634

Cash dividends declared:
     Common ($1.07 per share)                                              --          (8,530)           --            (8,530)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                           10,831         168,837        (6,030)          173,638

Comprehensive income:
     Net income                                                            --          30,380            --            30,380
     Unrealized gains on available-for-sale investment
         securities, net of income tax expense of $3,910                   --              --         6,586             6,586
     Less reclassification adjustment for gains included in
         net income, net of income tax expense of $52                      --              --           (81)              (81)
                                                                                                                     --------
              Other comprehensive income                                                                                6,505
                                                                                                                     --------
                     Total comprehensive income                                                                        36,885
                                                                                                                     --------

Common stock transactions:
     124,718 shares retired                                            (4,904)             --            --            (4,904)
     30,636 shares issued                                               1,174              --            --             1,174

Cash dividends declared:
     Common ($1.11 per share)                                              --          (8,807)           --            (8,807)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                            7,101         190,410           475           197,986

Comprehensive income:
     Net income                                                            --          31,183            --            31,183
     Unrealized gains on available-for-sale investment
         securities, net of income tax expense of $3,040                   --              --         4,753             4,753
     Less reclassification adjustment for gains included in
         net income, net of income tax expense of $57                      --              --           (88)              (88)
     Cumulative effect of adoption of SFAS No. 133, transfer
         of held-to-maturity securities to available-for-sale,
         net of income tax benefit of $364                                 --              --          (569)             (569)
                                                                                                                     --------
              Other comprehensive income                                                                                4,096
                                                                                                                     --------
                     Total comprehensive income                                                                        35,279
                                                                                                                     --------

Common stock transactions:
     107,230 shares retired                                            (4,200)             --            --            (4,200)
     56,766 shares issued                                               2,283              --            --             2,283

Cash dividends declared:
     Common ($1.18 per share)                                              --          (9,279)           --            (9,279)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                         $  5,184         212,314         4,571           222,069
=================================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended December 31,                                                                      2001         2000         1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                           $  31,183       30,380       27,728
     Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed earnings of joint ventures                                     (23)        (737)          --
         Provisions for loan and other real estate losses                                     7,843        5,280        3,583
         Depreciation                                                                        10,032        8,983        8,261
         Amortization                                                                         3,631        3,449        2,764
         Donation of land                                                                        --           --          359
         Net premium amortization on investment securities                                        9          113          453
         Net gain on sale of investments                                                       (145)        (133)         (19)
         Gain on sale of other real estate owned                                                (26)        (758)        (446)
         Gain on sale of loans                                                               (2,182)      (1,711)      (1,496)
         Write down of bank premises                                                             85           --           --
         Loss (gain) on sale of premises and equipment                                          101         (194)          15
         Deferred income taxes                                                                1,826          286         (594)
         Changes in operating assets and liabilities:
              Increase (decrease) in accrued interest receivable                              3,638       (3,152)      (2,068)
              Increase in other assets                                                       (4,157)        (703)        (356)
              Increase (decrease) in accrued interest payable                                (2,817)       5,461          (62)
              Increase (decrease) in accounts payable and accrued expenses                   (1,377)         422          584
-------------------------------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities                                  47,621       46,986       38,706
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of investment securities:
         Held-to-maturity                                                                    (8,343)     (60,472)     (72,390)
         Available-for-sale                                                                (479,970)    (105,624)     (38,747)
     Proceeds from maturities and paydowns of investment securities:
         Held-to-maturity                                                                    36,205       78,948      129,667
         Available-for-sale                                                                 361,924       50,042       64,838
     Proceeds from sales of available-for-sale investment securities                         17,651       28,458        2,483
     Purchases and originations of mortgage servicing rights                                 (3,586)      (2,181)      (2,546)
     Extensions of credit to customers, net of repayments                                  (192,510)    (190,889)    (209,403)
     Recoveries on loans charged-off                                                          1,990        2,728        3,268
     Proceeds from sale of other real estate owned                                            3,300        1,535        1,708
     Acquisitions of banking offices, net of cash and cash equivalents acquired                  --      (15,288)       9,424
     Capital distribution from (contribution to) joint ventures                                (350)         300          325
-------------------------------------------------------------------------------------------------------------------------------
     Capital expenditures, net of sales                                                     (10,605)     (22,606)     (17,782)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                        (274,294)    (235,049)    (129,155)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                               343,388      166,960       15,670
     Net increase in federal funds purchased and repurchase agreements                       23,964       59,689       13,656
     Net increase (decrease) in other borrowed funds                                         (3,043)     (32,737)      32,047
     Borrowings of long-term debt                                                            81,600       29,000        5,527
     Repayment of long-term debt                                                            (84,269)     (15,394)      (9,720)
     Net decrease in debt issuance costs                                                         95           95           95
     Proceeds from issuance of common stock                                                   2,208        1,100        3,262
     Purchase and retirement of common stock                                                 (4,200)      (4,904)      (3,271)
     Dividends paid to stockholders                                                          (9,279)      (8,807)      (8,530)
-------------------------------------------------------------------------------------------------------------------------------

              Net cash provided by financing activities                                     350,464      195,002       48,736
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        123,791        6,939      (41,713)

Cash and cash equivalents at beginning of year                                              169,245      162,306      204,019
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                  $ 293,036      169,245      162,306
===============================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                               $  96,801       96,494       83,211
     Cash paid during the year for taxes                                                     17,604       15,666       15,761
===============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION. First Interstate BancSystem, Inc. (the "Parent Company" and collectively with its subsidiaries, the "Company") is a financial holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individual and corporate customers throughout the states of Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust and brokerage services and, through its technology subsidiary, technology services. The Company is subject to competition from other financial institutions, nonbank financial and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

      In November 2001, the Company merged its two bank subsidiaries, First Interstate Bank in Montana and First Interstate Bank in Wyoming. First Interstate Bank in Montana is the surviving charter.

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank ("FIB"), Commerce Financial, Inc., FIB Capital Trust, FI Reinsurance, Ltd., and i_Tech Corporation. All material intercompany transactions have been eliminated in consolidation.

      The Company has investments in joint ventures that are not consolidated because the Company does not own a majority voting interest or control the operations of the joint venture. These joint ventures are accounted for using the equity method of accounting. Under the equity method of accounting, the Company initially records its investments in joint ventures at cost. The carrying amounts of the joint ventures are adjusted to record the Company's proportionate share of distributions and earnings or losses of the joint ventures.

      BASIS OF PRESENTATION. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus, actual results could differ from the amounts reported and discussed herein.

      Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management relies on market evaluations and historical experience in determining the adequacy of the allowance for loan losses. Independent appraisals are obtained for significant properties in the process of foreclosure. Management believes that the allowances for loan losses and real estate owned are adequate for known and inherent losses at December 31, 2001. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and real estate owned. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions which may affect the borrowers' ability to pay or regulatory requirements.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      At December 31, 2001, the Company was required to have aggregate reserves, exclusive of cash on hand, with the Federal Reserve Bank of approximately $2,758. Also, approximately $50,000 of additional compensating balance was maintained with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

      INVESTMENT SECURITIES. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and any marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as accumulated other comprehensive income or loss, a separate component of stockholders' equity. The Company did not carry any trading account assets during 2001, 2000 or 1999. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

      The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income with interest and dividends. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

      LOANS. Loans are reported at the principal amount outstanding. Interest is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal, unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

      Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty.

      Significant loan origination fees and prepaid interest, net of related costs, are recognized over the expected lives of the related loans as an adjustment to interest income. Origination fees on loans sold to the secondary market are recognized as other income when the loan is originated. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio.

      The Company's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated component of the allowance for consumer loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The allocated component for all other loan categories is based principally on current loan grades and historical loan loss rates adjusted to

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The unallocated component of the allowance for loan losses represents the results of analyses that estimate probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses. These analyses include changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic factors, model imprecision and the estimated impact of current economic conditions on certain on historical loss rates used in the allocated model.

      A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all amounts due according to the contractual terms of the loan's original agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used to measure impairment. The Company considers impaired loans to be those non-consumer loans which are non-accrual or a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments are received.

      GOODWILL AND CORE DEPOSIT INTANGIBLES. The excess purchase price over the fair value of identifiable net assets from acquisitions is allocated between goodwill and the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions ("core deposit intangibles"). Goodwill is amortized using the straight-line method over periods of primarily 15 to 25 years. Accumulated goodwill amortization was $14,633 as of December 31, 2001 and $12,438 as of December 31, 2000. Core deposit intangibles are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $6,161 as of December 31, 2001 and $4,725 as of December 31, 2000.

      PREMISES AND EQUIPMENT. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 50 years for buildings and improvements and 2.5 to 15 years for furniture and equipment using straight-line methods. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

      LONG-LIVED ASSETS. Long-lived assets, including premises and equipment, enterprise goodwill and certain identifiable intangibles (e.g. excess purchase price, core deposit intangibles), are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 2001, 2000, or 1999.

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

      LOAN SERVICING RIGHTS. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Loan servicing rights are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Loan servicing rights are evaluated quarterly for impairment by discounting the expected

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.

      RESTRICTED EQUITY SECURITIES. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank are included in other assets at amortized cost.

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

      The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on enacted income tax rates which will be in effect when the differences between the financial statements carrying value and tax basis of existing assets and liabilities are expected to be reported in the Parent Company income tax return.

      PER SHARE DATA. Basic earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and potential common stock outstanding during the period.

      STOCK-BASED COMPENSATION. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. The Company provides fair value disclosures as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation".

      COMPREHENSIVE INCOME. Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

      BUSINESS LINES. The Company has two significant lines of business, Community Banking and Technology Services. The Community Banking line of business encompasses commercial and consumer banking services offered to individual customers, businesses and municipalities. Services provided primarily include the acceptance of deposits, extensions of credit and fee-based services including trust, brokerage and mortgage servicing.

      The Technology Services line of business encompasses technology services provided through i_Tech to affiliated and non-affiliated financial institutions including system support of general ledger, investment security, loan, deposit, web banking, imaging, management reporting, cash management and e-mail systems, wide-area and ATM network management and item proof and capture services.

      Other is comprised of the Parent Company, non-bank subsidiaries except i_Tech and intercompany eliminations. Expenses for centrally provided services are allocated to the business lines based primarily upon estimated usage of services.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      ADVERTISING COSTS. Advertising costs are expensed as incurred. Advertising expense was $1,783, $1,652 and $1,209 in 2001, 2000 and 1999,
      respectively.

      RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation. The effects of the reclassifications are not considered to be significant.

      RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FSAB Statement No. 133," addressing a limited number of implementation issues in applying SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138 ("SFAS No. 133") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. As of December 31, 2001 and 2000, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS No. 133. As permitted by the provisions of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and fair values of $104,011 and $103,442, respectively, to available-for-sale investment securities on January 1, 2001. Net unrealized holding losses of $569, net of tax, on the transferred securities are reported as a cumulative effect of change in accounting principle within accumulated other comprehensive income.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000 and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of the provisions of SFAS No. 140 on April 1, 2001 did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. Securities sold under repurchase agreements as of December 31, 2001 and 2000, did not require physical transfer of securities nor did the counterparty have the right to sell or repledge any security used as collateral; therefore, no reclassification was required.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually using a fair value approach for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires disclosure of changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization expense for the next five years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and are required to be applied to all goodwill and other intangible assets recognized in the financial statements at the date of adoption, with the exception of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. Impairment losses for goodwill and indefinite-lived intangible assets arising due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 became effective on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $2,000 annually beginning in 2002 due to the discontinuation of goodwill amortization. No impairment losses were recorded upon the initial adoption of the provisions of SFAS No. 142.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addressing accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within. Management does not expect adoption of the provisions of SFAS No. 144 to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

(2)   REGULATORY CAPITAL

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2001, the Company exceeded all capital adequacy requirements to which it is subject.

      As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Company's actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2001 and 2000 are presented in the following table:

                                                                 Adequately              Well
                                              Actual            Capitalized          Capitalized
                                        -----------------    ------------------   -----------------
                                         Amount    Ratio      Amount     Ratio     Amount    Ratio
      ---------------------------------------------------------------------------------------------
      As of December 31, 2001:
          Total risk-based capital:
               Consolidated             $258,585    10.3%    $200,334     8.0%    $250,418    10.0%
               FIB                       272,934    11.0      199,256     8.0      249,070    10.0

          Tier 1 risk-based capital:
               Consolidated              218,648     8.7      100,167     4.0      150,251     6.0
               FIB                       241,769     9.7       99,628     4.0      149,442     6.0

          Leverage capital ratio:
               Consolidated              218,648     6.8      129,099     4.0      161,374     5.0
               FIB                       241,769     7.5      128,715     4.0      160,894     5.0
      ---------------------------------------------------------------------------------------------

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

                                                                 Adequately              Well
                                              Actual            Capitalized          Capitalized
                                        -----------------    ------------------   -----------------
                                         Amount    Ratio      Amount     Ratio     Amount    Ratio
      ---------------------------------------------------------------------------------------------
      As of December 31, 2000:
          Total risk-based capital:
               Consolidated             $235,731   10.4%    $182,019     8.0%     $227,524    10.0%
               FIB                       158,209   11.1      181,266     8.0       226,582    10.0

          Tier 1 risk-based capital:
               Consolidated              194,533    8.6       91,009     4.0       136,514     6.0
               FIB                       140,347    9.8       90,633     4.0       135,949     6.0

          Leverage capital ratio:
               Consolidated              194,533    6.8      114,736     4.0       143,420     5.0
               FIB                       140,347    7.8      114,279     4.0       142,848     5.0
      =============================================================================================

(3)   INVESTMENT SECURITIES

      The amortized cost and approximate fair values of investment securities are summarized as follows:

      Available-for-Sale                                             Gross          Gross       Estimated
                                                    Amortized     unrealized     unrealized       fair
      December 31, 2001                                cost          gains         losses         value
      ---------------------------------------------------------------------------------------------------
      U.S. Treasury securities                       $ 22,016          548            --          22,564
      Obligations of U.S. Government agencies         165,027        4,898            --         169,925
      Other mortgage-backed securities                352,219        2,849          (758)        354,310
      Mutual funds                                     46,130           --            --          46,130
      Other securities                                    175           --            --             175
      ---------------------------------------------------------------------------------------------------

               Total                                 $585,567        8,295          (758)        593,104
      ===================================================================================================

      Held-to-Maturity                                               Gross          Gross       Estimated
                                                    Amortized     unrealized     unrealized       fair
      December 31, 2001                                cost          gains         losses         value
      ---------------------------------------------------------------------------------------------------
      States, county and municipal securities        $ 83,327          968          (393)         83,902
      Corporate securities                             16,747          234            --          16,981
      ---------------------------------------------------------------------------------------------------

               Total                                 $100,074        1,202          (393)        100,883
      ===================================================================================================

      Gross gains of $145 and gross losses of $0 were realized on the sale of available-for-sale securities in 2001.

      Available-for-Sale                                             Gross          Gross       Estimated
                                                    Amortized     unrealized     unrealized       fair
      December 31, 2000                                cost          gains         losses         value
      ---------------------------------------------------------------------------------------------------
      U.S. Treasury securities                       $ 19,469          373            --          19,842
      Obligations of U.S. Government agencies         213,779        1,658          (361)        215,076
      States, county and municipal securities           4,692           99            --           4,791
      Other mortgage-backed securities                146,231          117        (1,375)        144,973
      Other securities                                    200           --            --             200
      ---------------------------------------------------------------------------------------------------

               Total                                 $384,371        2,247        (1,736)        384,882
      ===================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      Held-to-Maturity                                               Gross          Gross       Estimated
                                                    Amortized     unrealized     unrealized       fair
      December 31, 2001                                cost          gains         losses         value
      ---------------------------------------------------------------------------------------------------
      U.S. Treasury securities                      $ 46,535           221            (1)         46,755
      Obligations of U.S. Government agencies         25,896           135           (76)         25,955
      States, county and municipal securities         73,849           694          (381)         74,162
      Corporate securities                            41,970            10          (335)         41,645
      Other mortgage-backed securities                40,576             3          (856)         39,723
      ---------------------------------------------------------------------------------------------------

               Total                                $228,826         1,063        (1,649)        228,240
      ===================================================================================================

      Gross gains of $138 and gross losses of $5 were realized on the sale of available-for-sale securities in 2000.

      Maturities of investment securities at December 31, 2001 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

      December 31, 2001                              Available-for-Sale            Held-to-Maturity
      --------------------------------------------------------------------------------------------------
                                                 Amortized      Estimated       Amortized     Estimated
                                                    cost        fair value         cost       fair value
      --------------------------------------------------------------------------------------------------
      Within one year                             $171,731        173,547         18,982         19,240
      After one but within five years              293,045        298,146         18,575         18,926
      After five years but within ten years         24,656         24,801         53,797         54,118
      After ten years                               50,005         50,480          8,720          8,599
      --------------------------------------------------------------------------------------------------

          Total                                   $539,437        546,974        100,074        100,883
      ==================================================================================================

      Mutual funds with no stated maturity          46,130         46,130             --             --
      --------------------------------------------------------------------------------------------------

          Total                                   $585,567        593,104        100,074        100,883
      ==================================================================================================

      At December 31, 2001, the Company had investment securities callable within one year with amortized costs and estimated fair values of $89,045 and $89,854, respectively. These investment securities are classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

      Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 2001 and 2000, the Company had variable rate securities with amortized costs of $2,800 and $4,120, respectively.

      There are no significant concentrations of investments at December 31, 2001 (greater than 10 percent of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

      Investment securities with amortized cost of $525,379 and $466,946 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2001 and 2000 was $532,318 and $466,413, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)   LOANS

      Major categories and balances of loans included in the loan portfolios are as follows:

      December 31,                                 2001             2000
      ----------------------------------------------------------------------
      Real estate (1)                          $1,137,160          954,933
      Consumer (2)                                483,636          495,445
      Commercial                                  434,330          420,706
      Agricultural                                 95,513           95,387
      Other loans, including overdrafts             7,329            5,852
      ----------------------------------------------------------------------

      Total loans                              $2,157,968        1,972,323
      ======================================================================

            (1) Includes residential, agricultural, commercial and construction loans and loans held for resale secured by real estate of $263,318, $94,697, $595,034, $93,209, and $91,002, respectively, as of December 31, 2001 and $253,910, $96,019, $529,035, $66,010, and $9,959, respectively, as of December 31, 2000.

            (2) Includes indirect loans of $281,242 and $319,224 at December 31, 2001 and 2000, respectively.

      At December 31, 2001, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

      Nonaccrual loans amounted to $18,273 and $19,619 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,688 and $1,943 during the years ended December 31, 2001 and 2000, respectively. Loans contractually past due ninety days or more aggregating $7,200 on December 31, 2001 and $5,158 on December 31, 2000 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

      Impaired loans at December 31, 2001 and 2000 are $18,272 and $20,675, respectively. Included in impaired loans at December 31, 2001 and 2000 are $3,382 and $2,249, respectively, of loans which have an impairment allowance of $1,641 and $1,092, respectively, included in the Company's allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $18,524, $22,324, and $17,494, respectively. If interest on impaired loans had been accrued, the amount of interest income on impaired loans during 2001, 2000 and 1999 would have been approximately $1,565, $2,043, and $1,536, respectively.

      Also included in impaired loans at December 31, 2001 and 2000 are loans with a carrying value of $921 and $2,635, respectively, the terms of which have been modified in troubled debt restructurings. Restructured debt includes nonaccrual loans of $921 and $650 at December 31, 2001 and 2000, respectively. The interest income recognized on restructured loans approximated $90, $176, and $192 during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, there were no material commitments to lend additional funds to borrowers whose existing loans have been restructured or are classified as nonaccrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)   ALLOWANCE FOR LOAN LOSSES

      A summary of changes in the allowance for loan losses follows:

      Years ended December 31,                                     2001             2000            1999
      -----------------------------------------------------------------------------------------------------
      Balance at beginning of year                               $ 32,820          29,599          28,803
      Allowance of acquired banking offices                            --           1,019           1,574
      Provision charged to operating expense                        7,843           5,280           3,563
      Less loans charged-off                                       (8,562)         (5,806)         (7,609)
      Add back recoveries of loans previously charged-off           1,990           2,728           3,268
      -----------------------------------------------------------------------------------------------------

      Balance at end of year                                     $ 34,091          32,820          29,599
      =====================================================================================================

(6)   PREMISES AND EQUIPMENT

      Premises and equipment and related accumulated depreciation are as follows:

      December 31,                                                                 2001             2000
      -----------------------------------------------------------------------------------------------------
      Land                                                                      $ 11,265           12,606
      Buildings and improvements                                                  78,512           74,811
      Furniture and equipment                                                     47,585           40,713
      -----------------------------------------------------------------------------------------------------
                                                                                 137,362          128,130
      Less accumulated depreciation                                              (46,016)         (37,055)
      -----------------------------------------------------------------------------------------------------

      Premises and equipment, net                                               $ 91,346           91,075
      =====================================================================================================


      The Parent Company and a branch office lease premises from an affiliated partnership (see note 24).

(7)   OTHER REAL ESTATE OWNED

      Other real estate owned (OREO) consists of the following:

      December 31,                                                                  2001            2000
      -----------------------------------------------------------------------------------------------------
      OREO                                                                         $ 414           3,038
      Less allowance for OREO losses                                                  --             (10)
      -----------------------------------------------------------------------------------------------------

                                                                                   $ 414           3,028
      =====================================================================================================

      A summary of changes in the allowance for OREO losses follows:

      Years ended December 31,                                             2001        2000         1999
      -----------------------------------------------------------------------------------------------------
      Balance at beginning of year                                         $ 10          20          477
      Provision during the year                                              --          --           20
      Property write downs                                                  (10)        (10)        (477)
      -----------------------------------------------------------------------------------------------------

      Balance at end of year                                               $ --          10           20
      =====================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)   LOAN SERVICING RIGHTS

      The Company is a servicer of residential mortgage loans and is compensated for loan administrative services performed in conjunction with mortgage servicing rights purchased in the secondary market and originated by the Company's bank subsidiary, FIB.

      Information with respect to the Company's loan servicing rights follows:

      Years ended December 31,                     2001            2000           1999
      -----------------------------------------------------------------------------------
      Balance at beginning of year                $ 4,964          3,673          1,787
      Purchase of loan servicing rights               247          1,143            981
      Origination of loan servicing rights          3,340          1,038          1,565
      Amortization expense                         (1,086)          (890)          (660)
      Reserve for impairment                       (1,143)            --             --
      -----------------------------------------------------------------------------------

      Balance at end of year                      $ 6,322          4,964          3,673
      ===================================================================================

      At December 31, 2001, the estimated fair value of the Company's servicing assets was $7,019. The fair value of servicing assets was determined using discount rates ranging from 9.0% to 17.0% and monthly prepayment speeds ranging from 0.6% to 3.4% depending upon the risk characteristics of the underlying loans. Impairment losses of $1,143 were recognized as other expense in 2001. No impairment losses were recorded in 2000 or 1999.

      The principal balance of mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid balances of these loans were approximately $807,939 and $619,538 at December 31, 2001 and 2000, respectively.

(9)   CASH SURRENDER VALUE OF LIFE INSURANCE

      The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 2001 and 2000. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 2001 and 2000 are $2,871 and $2,811, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $716 and $626 at December 31, 2001 and 2000, respectively.

      The Company has also obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies is $2,777 and $2,460 at December 31, 2001 and 2000, respectively, and is included in other assets. Under these policies, the Company receives the net cash surrender value if the policy is terminated, or receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiary. The endorsement split dollar agreement will provide post retirement coverage for those selected key officers meeting specified retirement qualifications. The Company accrues the earned portion of the post-employment benefit through the specified vesting date.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(10)  OTHER ASSETS

      At December 31, 2001 and 2000, other assets consisted of the following:

                                                                    2001               2000
      ----------------------------------------------------------------------------------------
      Restricted equity securities of government agencies          $ 15,766           13,099
      Cash surrender value of life insurance, net                     3,493            3,086
      Other                                                          20,879           17,349
      ----------------------------------------------------------------------------------------

                                                                   $ 40,138           33,534
      ========================================================================================

(11)  DEPOSITS

      Deposits are summarized as follows:

      December 31,                                                  2001              2000
      ----------------------------------------------------------------------------------------
      Noninterest bearing demand                                 $  571,888          441,563
      Interest bearing:
          Demand                                                    454,394          384,070
          Savings                                                   693,794          575,768
          Time, $100 and over                                       312,543          283,599
          Time, other                                               675,994          680,225
      ----------------------------------------------------------------------------------------

          Total interest bearing                                  2,136,725        1,923,662
      ----------------------------------------------------------------------------------------

                                                                 $2,708,613        2,365,225
      ========================================================================================

      Maturities of time deposits at December 31, 2001 are as follows:

                                                                 Time, $100
                                                                  and Over         Total Time
      ----------------------------------------------------------------------------------------
      2002                                                        $ 258,440          730,666
      2003                                                           39,458          177,297
      2004                                                            7,868           38,380
      2005                                                            3,225           27,714
      2006                                                            3,552           14,415
      Thereafter                                                         --               65
      ----------------------------------------------------------------------------------------

                                                                  $ 312,543          988,537
      ========================================================================================

      Interest expense on time deposits of $100 or more was $17,047, $13,889, and $11,087 for the years ended December 31, 2001, 2000 and 1999, respectively.

(12)  INCOME TAXES

      Income tax expense (benefit) consists of the following:

      Year ended December 31,                              2001          2000          1999
      ----------------------------------------------------------------------------------------
      Current:
          Federal                                        $13,490        14,668        13,873
          State                                            2,585         2,222         1,950
      ----------------------------------------------------------------------------------------

                                                         $16,075        16,890        15,823
      ========================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      Year ended December 31,                                        2001          2000         1999
      -------------------------------------------------------------------------------------------------
      Deferred:
          Federal                                                  $ 1,557           226         (440)
           State                                                       269            60         (154)
      -------------------------------------------------------------------------------------------------

                                                                     1,826           286         (594)
      -------------------------------------------------------------------------------------------------

                                                                   $17,901        17,176       15,229
      =================================================================================================

      Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 2001, 2000 and 1999 to income before income taxes as a result of the following:

      Year ended December 31,                                         2001          2000        1999
      -------------------------------------------------------------------------------------------------
      Tax expense at the statutory tax rate                        $17,179        16,645       15,035
      Increase (decrease) in tax resulting from:
          Tax-exempt income                                         (1,902)       (1,749)      (1,212)
          State income tax, net of Federal income tax benefit        1,853         1,483        1,167

          Amortization of nondeductible goodwill                       436           452          310
          Other, net                                                   335           345          (71)
      -------------------------------------------------------------------------------------------------

                                                                   $17,901        17,176       15,229
      =================================================================================================

      The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

      December 31,                                                                 2001         2000
      -------------------------------------------------------------------------------------------------
      Deferred tax assets:
          Loans, principally due to allowance for loan losses                  $ 11,980       11,378
          Other real estate owned, principally due to differences in bases           32           83
          Employee benefits                                                       1,211        2,779
          Other                                                                     403          619
      -------------------------------------------------------------------------------------------------

                   Deferred tax assets                                           13,626       14,859
      -------------------------------------------------------------------------------------------------

      Deferred tax liabilities:
          Fixed assets, principally differences in bases and depreciation        (1,446)        (923)
          Investment in joint venture partnership, principally due to
               differences in depreciation of partnership assets                 (1,024)        (823)
          Prepaid amounts                                                          (647)        (665)
          Government agency stock dividends                                      (1,516)      (1,258)
          Investment securities, unrealized gains                                (2,971)        (266)
          Goodwill and core deposit intangibles                                  (2,165)      (2,598)
          Mortgage servicing rights                                                (833)        (698)
          Other                                                                    (273)        (346)
      -------------------------------------------------------------------------------------------------

                   Deferred tax liabilities                                     (10,875)      (7,577)
      -------------------------------------------------------------------------------------------------

                   Net deferred tax asset                                      $  2,751        7,282
      =================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2001 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

      The Company had current income taxes receivable of $1,610 and $174 at December 31, 2001 and 2000, respectively.

(13)  LONG-TERM DEBT AND OTHER BORROWED FUNDS

      A summary of long-term debt follows:

      December 31,                                                                     2001        2000
      ---------------------------------------------------------------------------------------------------
      Parent Company:
          Unsecured revolving term loan due June 30, 2005, interest payable quarterly at variable interest rates (3.84% weighted average
               rate at December 31, 2001)                                            $10,150      11,550
          7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning
               October 1, 2002 in the amount of $3,400 with final maturity
               on October 1, 2006                                                     20,000      20,000
          Variable rate equipment note, principal and interest payable quarterly
               through March 30, 2005 (4.09% rate at December 31, 2001)                2,032       2,572
          Various unsecured notes paid in 2001payable to former stockholders              --         157

      Subsidiaries:
          Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 6.36% at
               December 31, 2001)                                                      2,149       2,381
          10% note payable on repossessed property paid in 2001                           --         340
      ---------------------------------------------------------------------------------------------------

                                                                                     $34,331      37,000
      ===================================================================================================

      Maturities of long-term debt at December 31, 2001 are as follows:


                                   2002                                              $ 4,155
                                   2003                                                4,460
                                   2004                                                4,785
                                   2005                                               15,058
                                   2006                                                4,807
                                   Thereafter                                          1,066
      ---------------------------------------------------------------------------------------------------

                                                                                     $34,331
      ===================================================================================================

      In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends.

      The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2001, $10,150 was advanced on the loan. The revolving facility requires an annual commitment fee of

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. At various dates, the Company may elect either prime or a Eurodollar rate which varies depending on the Company's capital ratios.

      The variable rate equipment note is secured by a Cessna Citation aircraft. The notes payable to FHLB are secured by FHLB stock, unencumbered residential real estate mortgages and certain mortgage-backed securities.

      The following is a summary of other borrowed funds, all of which mature within one year:

      December 31,                                                                2001           2000
      --------------------------------------------------------------------------------------------------
      Interest bearing demand notes issued to the United States Treasury, secured by investment securities (1.41% weighted average rate at
          December 31, 2001)                                                     $ 8,095        11,138
      --------------------------------------------------------------------------------------------------

                                                                                 $ 8,095        11,138
      ==================================================================================================

      The Company has Federal funds lines of credit with third parties amounting to $90,000, subject to funds availability. These lines are subject to cancellation without notice. The Company has available lines of credit with the FHLB of approximately $222,000.

(14)  TRUST PREFERRED SECURITIES

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

      Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company's option on or after December 1, 2002 at par. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIB Capital becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by Parent Company on the Subordinated Debentures becoming non-deductible for federal tax purposes,
      (3) the requirement for FIB Capital to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 capital" under the Federal Reserve capital adequacy guidelines.

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

(15)  EMPLOYEE BENEFIT PLANS

      PROFIT SHARING PLAN. The Company has a noncontributory profit sharing plan. All non-temporary employees working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company's Board of Directors, but are not to exceed, on an individual basis, the lesser of 25% of compensation or $30. Vesting in contributions occurs pro rata over a three-year period. Company contributions to this plan of $1,267, $1,186 and $1,150 were expensed in 2001, 2000 and 1999, respectively.

      SAVINGS PLAN. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee's compensation. Company contributions to this plan of $1,868, $1,490, and $1,321 were expensed in 2001, 2000 and 1999, respectively.

      STOCK OPTION PLANS. The Company has two nonqualified stock option plans, the 2001 Stock Option Plan ("New Stock Option Plan") and the Stock Option and Stock Appreciation Rights Plan ("Old Option Plan"). Stock options and stock appreciation rights ("SARs") awards were granted to certain officers and directors of the Company at the discretion of the Company's Board of Directors. Subsequent to May 2001, the Company discontinued stock option awards under the Old Option Plan.

      During 2001, the Company adopted the New Stock Option Plan. All options granted under the New Stock Option Plan have an exercise price equal to fair value at the date of grant. Options granted under the New Stock Option Plan may be subject to vesting as determined by the Compensation Committee of the Company's Board of Directors ("Compensation Committee") and can be exercised for periods of up to ten years from the date of grant. Options granted in 2001 vest over a three-year period. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company the right to repurchase all or some of the stock at any time. During 2001, the Company awarded 2,450 options under the New Stock Option Plan with a weighted average exercise price of $41.35 and a weighted average remaining life of 9.85 years at December 31, 2001.

      The Company accounts for the New Stock Option Plan as a fixed plan in accordance with APB No. 25. APB No. 25 does not require a company to recognize compensation expense, under fixed plan accounting, if the exercise price of the option is equal to the fair value of the common stock at the date of grant. If compensation expense had been determined based on an estimate of fair value of the option at the date of grant, consistent with SFAS No. 123, fair value method of accounting for stock options, the Company's pro forma net income for 2001 would have been $31,174. Pro forma basic and diluted earnings per share would not be different from that reported. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 2001 was $5.84. Weighted average assumptions used in the valuation model include risk-free interest rate of 4.93%, dividend yield of 2.86% and an expected life of options of 10 years. The effect of stock price volatility was not considered in the valuation model as there is no active market for the Company's common stock.

      Under the Old Option Plan, stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Old Option Plan was subject to vesting as determined by the Compensation Committee and can be exercised for a period of up to ten years from the date of grant. Options outstanding under the Old Option Plan were 100% vested as of December 31, 2001. Stock issued upon exercise of options is subject to a shareholder agreement granting the Company a right of first refusal to repurchase the stock.

      During 2001, the Company offered all option holders under the Old Stock Plan an opportunity to exercise outstanding options with the intention of issuing, after six months, a similar number of options with similar terms under the New Stock Option Plan. As a result, 344,053 options granted under the Old Option Plan were exercised and 98,006 options were cancelled in 2001.

      During 1998, the Company determined that it would discontinue the issuance of SARs. In conjunction with that decision, grantees with outstanding SARs were allowed to convert the SARs to stock options with similar terms in a one-for-one exchange. In January 1999, 106,300 SARs were exchanged for stock options under the Old Option Plan.

      The Company accounts for the Old Option Plan as a variable plan, in accordance with APB No. 25, with compensation cost or benefit recorded each period from the date of grant to the measurement date based on the fair value of the Company's common stock at the end of the period. The recorded expense (benefit) related to this plan was $503, ($593) and $2,505 in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had liabilities related to obligations under this plan of $444 and $4,129, respectively.

      Information with respect to stock options and SARs granted under the Old Option Plan follows:

                                                  2001                      2000                       1999
                                         ---------------------     ---------------------     -----------------------
      Year ended December 31,             Options        SARs       Options        SARs       Options         SARs
      --------------------------------------------------------------------------------------------------------------
      Outstanding, beginning of year      386,256       4,400       322,300       6,000       169,280       115,140
      Granted                             112,173          --       101,456          --        90,700            --
      Exercised                          (378,003)     (1,400)      (35,000)     (1,600)      (43,980)       (2,840)
      Cancelled                           (98,706)         --        (2,500)         --            --            --
      Conversion of SARs to options            --          --            --          --       106,300      (106,300)
      --------------------------------------------------------------------------------------------------------------

      Outstanding, end of year             21,720       3,000       386,256       4,400       322,300         6,000
      ==============================================================================================================

      Information with respect to the weighted-average stock option exercise prices for options granted under the Old Option Plan follows:

      Year ended December 31,          2001           2000           1999
      -----------------------------------------------------------------------
      Granted during year            $  38.10       $  39.95       $  33.14
      Exercised during year             27.87          14.54          12.01
      Cancelled during year             39.98          38.60             --
      SARs converted during year           --             --          17.16
      Outstanding, end of year          24.73          27.82          22.64
      =======================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      Stratification and additional detail regarding the exercisable options outstanding under the Old Option Plan at December 31, 2001 follows:

                Exercise           Number          Weighted-average      Weighted-average
               price range       outstanding        remaining life        exercise price
      -------------------------------------------------------------------------------------
            $7.61 - $15.80          8,550            0.92 years              $  9.75
           $17.85 - $20.05          3,000            4.57 years                19.02
           $39.00 - $39.00         10,170            9.38 years                39.00
      =====================================================================================

(16)  COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

      The Company had commitments to sell loans of $91,002 and $9,959 as of December 31, 2001 and 2000, respectively.

      The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2,737 in 2001, $2,119 in 2000 and $1,691 in 1999.

      The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

                                                                 Related
                                                 Third         Partnership
                                                parties       (See Note 24)        Total
      -------------------------------------------------------------------------------------
      For the year ending December 31:
           2002                                 $ 2,220             988            3,208
           2003                                   2,230             980            3,210
           2004                                   2,042             958            3,000
           2005                                   1,883             718            2,601
           2006                                   1,609              --            1,609
           Thereafter                             6,352              --            6,352
      -------------------------------------------------------------------------------------

                                                $16,336           3,644           19,980
      =====================================================================================

(17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

      Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend less than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

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

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 2001 and 2000, stand-by letters of credit in the amount of $36,915 and $34,506 respectively, were outstanding. Commitments to extend credit to existing and new borrowers approximated $482,632 at December 31, 2001, which includes $84,499 on unused credit card lines and $79,905 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $433,304 at December 31, 2000, which includes $70,245 on unused credit card lines and $80,824 with commitment maturities beyond one year.

(18)  CAPITAL STOCK

      At December 31, 2001, 91.73% of the common stock held by stockholders are subject to shareholder's agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the stockholder at fair value in the event of a proposed sale or transfer of shares to a third party. Additionally, shares purchased by officers, directors and employees are subject to repurchase at the Company's discretion.

(19)  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

      Following is condensed financial information of First Interstate BancSystem, Inc. During 2000 the Company incorporated its technology services division into a separate non-bank subsidiary. Prior to incorporation, the technology services division was a department of the parent company.

      December 31,                                          2001         2000
      --------------------------------------------------------------------------
      Condensed balance sheets:
          Cash and cash equivalents                       $    246         254
          Investment in subsidiaries, at equity:
               Bank subsidiary                             283,868     265,913
               Non-bank subsidiaries                         8,286       6,569
      --------------------------------------------------------------------------
               Total investment in subsidiaries            292,154     272,482

          Goodwill, net of accumulated amortization          1,322       1,467
          Property and equipment                             3,785       4,204
          Other assets                                       7,828       7,575
      --------------------------------------------------------------------------

          Total assets                                    $305,335     285,982
      ==========================================================================

          Other liabilities                               $  8,149      10,559
          Long-term debt                                    33,880      36,200
          Subordinated debentures - FIB Capital Trust       41,237      41,237
      --------------------------------------------------------------------------
          Total liabilities                                 83,266      87,996

          Stockholders' equity                             222,069     197,986
      --------------------------------------------------------------------------

          Total liabilities and stockholders' equity      $305,335     285,982
      ==========================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      Year ended December 31,                                        2001          2000         1999
      --------------------------------------------------------------------------------------------------
      Condensed statements of income:
          Dividends from subsidiary banks                          $ 26,207       22,107       23,857
          Other interest income                                          35           98          172
          Other income, primarily management fees
               from subsidiaries                                      3,993        4,235        3,436
      --------------------------------------------------------------------------------------------------

          Total income                                               30,235       26,440       27,465
      --------------------------------------------------------------------------------------------------
          Salaries and benefits                                       6,993        4,958        6,967
          Interest expense                                            6,465        6,209        5,447
          Other operating expenses, net                               5,800        4,421        4,049
      --------------------------------------------------------------------------------------------------

          Total expenses                                             19,258       15,588       16,463
      --------------------------------------------------------------------------------------------------

          Technology services income, net of direct
               operating expenses                                        --           --        3,317
      --------------------------------------------------------------------------------------------------

          Earnings before income tax benefit                         10,977       10,852       14,319
          Income tax benefit                                          5,475        3,992        3,461
      --------------------------------------------------------------------------------------------------

          Income before undistributed earnings of subsidiaries       16,452       14,844       17,780
          Undistributed earnings of subsidiaries                     14,731       15,536        9,948
      --------------------------------------------------------------------------------------------------

          Net income                                               $ 31,183       30,380       27,728
      ==================================================================================================

      Year ended December 31,                                        2001          2000         1999
      --------------------------------------------------------------------------------------------------
      Condensed statements of cash flows:
          Cash flows from operating activities:
               Net income                                          $ 31,183       30,380       27,728
               Adjustments to reconcile net income to cash
                   provided by operating activities:
                        Undistributed earnings of subsidiaries      (14,731)     (15,536)      (9,948)
                        Net loss (gain) on sale of equipment             35         (200)          --
                        Depreciation and amortization                   303          414          297
                        Provision for deferred income taxes             (13)         334         (485)
                        Other, net                                   (2,793)         (97)         899
      --------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                  13,984       15,295       18,491
      --------------------------------------------------------------------------------------------------

          Cash flows from investing activities:
               Net increase in advances to non-bank subsidiary          124          625          475
               Capital expenditures, net of sales                       226       (2,282)        (380)
               Capitalization of subsidiaries                          (846)      (1,000)          --
               Acquisitions of banking offices, net of
                   cash acquired                                         --      (20,152)     (11,455)
      --------------------------------------------------------------------------------------------------

          Net cash used in investing activities                        (496)     (22,809)     (11,360)
      --------------------------------------------------------------------------------------------------

          Cash flows from financing activities:
               Borrowings of long-term debt                          81,600       30,921        5,527
               Repayments of long-term debt                         (83,920)     (15,616)      (5,853)
               Debt issuance costs                                       95           95           95
               Dividends paid on common stock                        (9,279)      (8,807)      (8,530)
               Payments to retire common stock                       (4,200)      (4,904)      (3,271)
               Issuance of common stock                               2,208        1,100        3,262
      --------------------------------------------------------------------------------------------------

          Net cash provided by (used in) financing activities       (13,496)       2,789       (8,770)
      --------------------------------------------------------------------------------------------------

          Net change in cash and cash equivalents                        (8)      (4,725)      (1,639)
          Cash and cash equivalents, beginning of year                  254        4,979        6,618
      --------------------------------------------------------------------------------------------------

          Cash and cash equivalents, end of year                   $    246          254        4,979
      ==================================================================================================

      Noncash Investing and Financing Activities - In conjunction with the exercise of stock options, the Company transferred $75, $74, and $324 in 2001, 2000, and 1999, respectively, from accrued liabilities to common stock.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(20)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            FINANCIAL ASSETS. Due to the liquid and/or short-term nature of cash, cash equivalents and interest bearing deposits in bank, carrying value of these instruments approximates market value. Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of fixed rate loans is calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. The fair value of adjustable rate loans approximates the carrying value of these instruments due to the frequent repricing, provided there have been no changes in credit quality since origination. The fair value of loan servicing rights is based on a pricing model using prevailing financial market information.

            FINANCIAL LIABILITIES AND TRUST PREFERRED SECURITIES. The fair value of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying value of the interest bearing demand notes to the United States Treasury is deemed an approximation of fair value due to the frequent repayment and repricing at market rates. The revolving term loan, equipment note and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair value. The fair value of the subordinated notes and notes payable to the FHLB were estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair value of the Trust Preferred Securities is based on quoted market price.

            COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available and amounts are not anticipated to be significant.

            A summary of the estimated fair values of financial instruments follows:

                                                                                 2001                        2000
            ----------------------------------------------------------------------------------------------------------------
                                                                       Carrying      Estimated      Carrying     Estimated
            As of December 31,                                          Amount       Fair Value      Amount      Fair Value
            ----------------------------------------------------------------------------------------------------------------
            Financial assets:
                 Cash and short-term investments                      $  293,036       293,036       169,245       169,245
                 Securities available-for-sale                           593,104       593,104       384,882       384,882
                 Securities held-to-maturity                             100,074       100,883       228,826       228,240
                 Net loans                                             2,123,877     2,251,002     1,939,503     1,924,073
                 Loan servicing rights, net                                6,322         7,019         4,964         6,685
            ----------------------------------------------------------------------------------------------------------------

            Total financial assets                                    $3,116,413     3,245,044     2,727,420     2,713,125
            ================================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

                                                                                 2001                        2000
            ----------------------------------------------------------------------------------------------------------------
                                                                       Carrying      Estimated      Carrying     Estimated
            As of December 31,                                          Amount       Fair Value      Amount      Fair Value
            ----------------------------------------------------------------------------------------------------------------
            Financial liabilities and trust preferred securities:
                 Total deposits, excluding time deposits              $1,720,076     1,720,076     1,401,401     1,401,401
                 Time deposits                                           988,537       990,753       963,824       962,042
                 Federal funds purchased                                     625           625        19,535        19,535
                 Securities sold under repurchase agreements             271,952       271,952       229,078       229,078
                 Other borrowed funds                                      8,095         8,095        11,138        11,138
                 Long-term debt                                           34,331        36,394        37,000        38,059
                 Trust Preferred Securities                               40,000        40,000        40,000        37,200
            ----------------------------------------------------------------------------------------------------------------

            Total financial liabilities and
                 trust preferred securities                           $3,063,616     3,067,895     2,701,976     2,698,453
            ================================================================================================================

(21)  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

      For the year ended December 31,              2001           2000          1999
      ---------------------------------------------------------------------------------
      Net income basic and diluted              $   31,183        30,380        27,728
      =================================================================================

      Average outstanding shares - basic         7,854,576     7,924,589     7,967,953

      Add: effect of dilutive stock options         67,118       119,942       143,363
      ---------------------------------------------------------------------------------

      Average outstanding shares - diluted       7,921,694     8,044,531     8,111,316
      =================================================================================

      Basic earnings per share                  $     3.97          3.83          3.48
      =================================================================================

      Diluted earnings per share                $     3.94          3.78          3.42
      =================================================================================

      Stock options to purchase 100,206 and 750 shares for the years ended December 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the fair value of the shares and, therefore, the effect would have been antidilutive. There were no antidilutive stock options outstanding for the year ended December 31, 2001.

(22)  ACQUISITIONS

      EQUALITY BANKSHARES, INC. On August 1, 2000, the Company purchased all of the outstanding stock of Equality Bankshares, Inc. (EBSI) and its bank subsidiary, The Equality State Bank (ESB). The total cash purchase price paid at closing of $20,301 was funded through available cash on hand and a $19,000 advance on the Company's revolving term note. At the purchase date, EBSI had gross loans of approximately $64,000 and deposits of approximately $80,000. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 2000 includes EBSI's results of operations since the date of purchase. EBSI was subsequently dissolved and ESB was merged with FIB. The premium paid and estimated fair value adjustments have been pushed down to FIB. The premium paid over the fair value of the assets and liabilities acquired amounted to $13,295 which was allocated to core deposit intangibles of $1,867 and goodwill of $11,428. Core deposit intangibles are being amortized using an accelerated method over 10 years. Goodwill is being amortized using the straight-line method over 20 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(23)  NONCASH INVESTING AND FINANCING ACTIVITIES

      The Company transferred loans of $485 and property of $175 to other real estate owned in 2001. The Company transferred loans of $1,841 and $524 to other real estate owned in 2000 and 1999, respectively.

      In conjunction with the adoption of SFAS No. 133, the Company transferred investment securities of $3,165 from the available-for-sale category to the held-to-maturity category during 2001.

      In conjunction with the exercise of stock options, the Company transferred $75, $74, and $324 in 2001, 2000 and 1999, respectively, from accrued liabilities to common stock.

      In conjunction with acquisitions during 2000 and 1999, the Company received assets with fair values of $103.2 million and $76.6 million, respectively, and assumed liabilities of $82.9 million and $64.7 million, respectively. During 1999, the Company transferred other assets of $342 to premises and equipment.

(24)  RELATED PARTY TRANSACTIONS

      The Company has banking transactions in the ordinary course of business with related parties, including business with directors, officers, stockholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that did not involve more than a normal risk of collectibility or present other unfavorable features.

      Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $22,478 at December 31, 2001 and $28,629 at December 31, 2000. During 2001, new loans and advances on existing loans of $57,576 were funded and repayments totaled $63,727. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk loans.

      The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The other 50% is owned by a company in which a director of the Company owns beneficially an equity interest of approximately 33%. At December 31, 2001, the partnership has indebtedness of $8,280 which is full recourse to the partners. Total rents, including maintenance, paid to the partnership were $1,493 in 2001, $1,503 in 2000 and $1,445 in 1999.

      The Company purchases property and casualty insurance from an agency owned by a director of the Company. The Company paid insurance premiums to the agency of $279, $194 and $0 in 2001, 2000 and 1999, respectively.

(25)  BUSINESS LINE REPORTING

      During the fourth quarter 2001, management reassessed the Company's business lines and made the determination that certain operational and mortgage servicing activities previously reported as Other more closely aligned with the objectives of Community Banking. Accordingly, these activities are included in the Community Banking line of business consistent with the Company's internal management structure. The presentation of prior year amounts conforms to current year except as noted below.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

      On January 1, 2001, the Company transferred IP services from FIB, its banking subsidiary, to i_Tech, its technology services subsidiary. Because expenses associated with IP services prior to 2001 cannot be separately distinguished from other operational expenses, the 2000 and 1999 amounts reported have not been reclassified to reflect the transfer. Increases in the revenues and non-interest expenses of the Technology Services business line during 2001 as compared to 2000 and 1999 are primarily due to the transfer of IP services.

      Selected business line information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                     Community     Technology
      For the Year Ended December 31, 2001            Banking       Services       Other          Total
      ---------------------------------------------------------------------------------------------------
      Net interest income (expense)                 $  131,311          106        (6,275)       125,142
      Provision for loan losses                          7,443           --           400          7,843
      ---------------------------------------------------------------------------------------------------

            Net interest income after provision        123,868          106        (6,675)       117,299
      Non-interest income
            External sources                            40,065       10,255         1,714         52,034
            Internal sources                                --       11,874       (11,874)            --
      ---------------------------------------------------------------------------------------------------

                Total non-interest income               40,065       22,129       (10,160)        52,034
      Non-interest expenses                            104,947       17,183        (1,881)       120,249
      ---------------------------------------------------------------------------------------------------

      Income (loss) before taxes                        58,986        5,052       (14,954)        49,084
      Income tax expense (benefit)                      21,313        2,002        (5,414)        17,901
      ---------------------------------------------------------------------------------------------------

      Net income (loss)                             $   37,673        3,050        (9,540)        31,183
      ===================================================================================================

      Depreciation & amortization                   $   13,346           15           302         13,663
      ===================================================================================================

      Total assets                                  $3,299,812        5,508         9,396      3,314,716
      ===================================================================================================

      Investment in equity method investees         $    1,621           --           314          1,935
      ===================================================================================================

                                                     Community     Technology
      For the Year Ended December 31, 2000            Banking       Services       Other          Total
      ---------------------------------------------------------------------------------------------------
      Net interest income (expense)                 $  115,803          119        (5,914)       110,008
      Provision for loan losses                          5,280           --            --          5,280
      ---------------------------------------------------------------------------------------------------

            Net interest income after provision        110,523          119        (5,914)       104,728
      Non-interest income
            External sources                            33,887        8,927         1,337         44,151
            Internal sources                                --        6,615        (6,615)            --
      ---------------------------------------------------------------------------------------------------

                Total non-interest income               33,887       15,542        (5,278)        44,151
      Non-interest expenses                             91,361       10,761          (799)       101,323
      ---------------------------------------------------------------------------------------------------

      Income (loss) before taxes                        53,049        4,900       (10,393)        47,556
      Income tax expense (benefit)                      18,924        1,946        (3,694)        17,176
      ---------------------------------------------------------------------------------------------------

      Net income (loss)                             $   34,125        2,954        (6,699)        30,380
      ===================================================================================================

      Depreciation & amortization                   $   12,014            4           414         12,432
      ===================================================================================================

      Total assets                                  $2,919,064        4,373         9,825      2,933,262
      ===================================================================================================

      Investment in equity method investees         $    1,562           --            --          1,562
      ===================================================================================================

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

                                                     Community     Technology
      For the Year Ended December 31, 1999            Banking       Services       Other          Total
      ---------------------------------------------------------------------------------------------------
      Net interest income (expense)                 $  105,462           --        (5,115)       100,347
      Provision for loan losses                          3,563           --            --          3,563
      ---------------------------------------------------------------------------------------------------

            Net interest income after provision        101,899           --        (5,115)        96,784
      Non-interest income
            External sources                            29,832        7,289           555         37,676
            Internal sources                                --        5,359        (5,359)            --
      ---------------------------------------------------------------------------------------------------

                Total non-interest income               29,832       12,648        (4,804)        37,676
      Non-interest expenses                             79,677        9,332         2,494         91,503
      ---------------------------------------------------------------------------------------------------

      Income (loss) before taxes                        52,054        3,316       (12,413)        42,957
      Income tax expense (benefit)                      18,757        1,317        (4,845)        15,229
      ---------------------------------------------------------------------------------------------------

      Net income (loss)                             $   33,297        1,999        (7,568)        27,728
      ===================================================================================================

      Depreciation & amortization                   $   10,726            1           298         11,025
      ===================================================================================================

      Total assets                                  $2,596,758           --        15,905      2,612,663
      ===================================================================================================

      Investment in equity method investees         $    1,125           --            --          1,125
      ===================================================================================================

(a)   2.    Financial statement schedules

            All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)   3.    Exhibits

            3.1(1)      Restated Articles of Incorporation dated February 27,
                        1986
            3.2(2)      Articles of Amendment to Restated Articles of
                        Incorporation dated September 26, 1996
            3.3(2)      Articles of Amendment to Restated Articles of
                        Incorporation dated September 26, 1996
            3.4(6)      Articles of Amendment to Restated Articles of
                        Incorporation dated October 7, 1997
            3.5(3)      Bylaws of First Interstate BancSystem, Inc.
            3.6(10)     Amendment to Bylaws of First Interstate BancSystem, Inc.
                        dated March 18, 1999
            3.7(11)     Amendment to Bylaws of First Interstate BancSystem, Inc.
                        dated May 18, 2001
            4.1(4)      Specimen of common stock certificate of First Interstate
                        BancSystem, Inc.
            4.2(1)      Stockholder's Agreement for non-Scott family members
            4.3(12)     Shareholder's Agreement for non-Scott family members
                        dated August 24, 2001
            4.4(9)      First Interstate Stockholders' Agreements with Scott
                        family members dated January 11, 1999
            4.5(9)      Specimen of Charity Shareholder's Agreement with
                        Charitable Shareholders
            4.6(7)      Junior Subordinated Indenture dated November 7, 1997
                        entered into between First Interstate and Wilmington
                        Trust Company, as Indenture Trustee
            4.7(6)      Certificate of Trust of FIB Capital Trust dated as of
                        October 1, 1997
            4.8(6)      Trust Agreement of FIB Capital dated as of October 1,
                        1997
            4.9(7)      Amended and Restated Trust Agreement of FIB Capital
                        Trust
            4.10(7)     Trust Preferred Certificate of FIB Capital Trust
                        (included as an exhibit to Exhibit 4.6)
            4.11(7)     Common Securities Certificate of FIB Capital Trust
                        (included as an exhibit to Exhibit 4.6)
            4.12(7)     Guarantee Agreement between First Interstate BancSystem,
                        Inc. and Wilmington Trust Company
            4.13(7)     Agreement as to Expenses and Liabilities (included as an
                        exhibit to Exhibit 4.6)
            10.1(2)     Loan Agreement dated October 1, 1996, between First
                        Interstate BancSystem, Inc., as borrower, and First
                        Security Bank, N.A., Colorado National Bank, N.A. and
                        Wells Fargo Bank, N.A.
            10.2(10)    First Amendment to Loan Agreement between First
                        Interstate BancSystem, Inc., as borrower, and First
                        Security Bank, N.A. dated August 20, 1999
            10.3(13)    Second Amendment to Loan Agreement between First
                        Interstate BancSystem, Inc., as borrower, and First
                        Security Bank, N.A. dated August 1, 2000
            10.4(2)     Note Purchase Agreement dated August 30, 1996, between
                        First Interstate BancSystem, Inc. and the Montana Board
                        of Investments
            10.5(1)     Lease Agreement Between Billings 401 Joint Venture and
                        First Interstate Bank Montana and addendum thereto
            10.6(5)     Credit Agreement between Billings 401 Joint Venture and
                        Colorado National Bank dated as of September 26, 1995
            10.7(1)+    Stock Option and Stock Appreciation Rights Plan of First
                        Interstate BancSystem, Inc., as amended
            10.8(12)    2001 Stock Option Plan of the Registrant
            10.9(8)+    Employee Stock Purchase Plan of First Interstate
                        BancSystem, Inc. dated May 1, 1998
            10.10(9)    First Interstate BancSystem, Inc. Stockholders'
                        Agreements with Scott family members dated January 11,
                        1999
            10.11(3)    Trademark License Agreement between Wells Fargo &
                        Company and First Interstate BancSystem, Inc.
            10.12(6)+   Resignation Agreement between First Interstate
                        BancSystem, Inc. and William H. Ruegamer

            10.13+ Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
            10.14+ First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
            12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges
            21.1        Subsidiaries of First Interstate BancSystem, Inc.
            23.1        Consent of Ernst & Young LLP, Independent Auditors
            23.2        Consent of KPMG LLP, Independent Auditors

                  +     Management contract or compensatory plan.
                  (1)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-1, No. 333-84540.
                  (2)   Incorporated by reference to the Registrant's Form 8-K
                        dated October 1, 1996.
                  (3)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-1, No. 333-25633.
                  (4)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-1, No. 333-3250.
                  (5)   Incorporated by reference to the Post-Effective
                        Amendment No. 2 to the Registrant's Registration
                        Statement on Form S-1, No. 33-84540.
                  (6)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-1, No. 333-37847.
                  (7)   Incorporated by reference to the Registrant's Form 10-K
                        for the fiscal year ended December 31, 1997, No.
                        33-64304.
                  (8)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-8, No. 333-53011.
                  (9)   Incorporated by reference to the Registrant's
                        Registration Statement on Form S-8, No. 333-76825.
                  (10)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, No.
                        033-64304.
                  (11)  Incorporated by reference to the Registrant's
                        Registration Statement on Form S-8, No. 333-69490.
                  (12)  Incorporated by reference to the Registrant's
                        Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.
                  (13)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)   Exhibits

      See Item 14(a)3 above.

(d)   Financial Statements Schedules

      See Item 14(a)2 above.

                                  EXHIBIT INDEX

Exhibit No.                               Description

      3.1(1)      Restated Articles of Incorporation dated February 27, 1986
      3.2(2)      Articles of Amendment to Restated Articles of Incorporation
                  dated September 26, 1996
      3.3(2)      Articles of Amendment to Restated Articles of Incorporation
                  dated September 26, 1996
      3.4(6)      Articles of Amendment to Restated Articles of Incorporation
                  dated October 7, 1997
      3.5(3)      Bylaws of First Interstate BancSystem, Inc.
      3.6(10)     Amendment to Bylaws of First Interstate BancSystem, Inc. dated
                  March 18, 1999
      3.7(11)     Amendment to Bylaws of First Interstate BancSystem, Inc. dated
                  May 18, 2001
      4.1(4)      Specimen of common stock certificate of First Interstate
                  BancSystem, Inc.
      4.2(1)      Stockholder's Agreement for non-Scott family members
      4.3(12)     Shareholder's Agreement for non-Scott family members dated
                  August 24, 2001
      4.4(9)      First Interstate Stockholders' Agreements with Scott family members dated January 11, 1999
      4.5(9)      Specimen of Charity Shareholder's Agreement with Charitable
                  Shareholders
      4.6(7)      Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as
                  Indenture Trustee
      4.7(6)      Certificate of Trust of FIB Capital Trust dated as of October
                  1, 1997
      4.8(6)      Trust Agreement of FIB Capital dated as of October 1, 1997
      4.9(7)      Amended and Restated Trust Agreement of FIB Capital Trust
      4.10(7)     Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
      4.11(7)     Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
      4.12(7)     Guarantee Agreement between First Interstate BancSystem, Inc.
                  and Wilmington Trust Company
      4.13(7)     Agreement as to Expenses and Liabilities (included as an
                  exhibit to Exhibit 4.6)
      10.1(2)     Loan Agreement dated October 1, 1996, between First Interstate
                  BancSystem, Inc., as borrower, and First Security Bank, N.A.,
                  Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
      10.2(10)    First Amendment to Loan Agreement between First Interstate
                  BancSystem, Inc., as borrower, and First Security Bank, N.A.
                  dated August 20, 1999
      10.3(13)    Second Amendment to Loan Agreement between First Interstate
                  BancSystem, Inc., as borrower, and First Security Bank, N.A.
                  dated August 1, 2000
      10.4(2)     Note Purchase Agreement dated August 30, 1996, between First
                  Interstate BancSystem, Inc. and the Montana Board of
                  Investments
      10.5(1)     Lease Agreement Between Billings 401 Joint Venture and First
                  Interstate Bank Montana and addendum thereto
      10.6(5)     Credit Agreement between Billings 401 Joint Venture and
                  Colorado National Bank dated as of September 26, 1995
      10.7(1)+    Stock Option and Stock Appreciation Rights Plan of First
                  Interstate BancSystem, Inc., as amended
      10.8(12)    2001 Stock Option Plan of the Registrant
      10.9(8)+    Employee Stock Purchase Plan of First Interstate BancSystem,
                  Inc. dated May 1, 1998
      10.10(9)    First Interstate BancSystem, Inc. Stockholders' Agreements
                  with Scott family members dated January 11, 1999
      10.11(3)    Trademark License Agreement between Wells Fargo & Company and
                  First Interstate BancSystem, Inc.
      10.12(6)+   Resignation Agreement between First Interstate BancSystem,
                  Inc. and William H. Ruegamer
      10.13+      Employment Agreement between First Interstate BancSystem, Inc.
                  and Lyle R. Knight
      10.14+      First Interstate BancSystem, Inc. Executive Non-Qualified
                  Deferred Compensation Plan dated November 20, 1998
      12.1        Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges
      21.1        Subsidiaries of First Interstate BancSystem, Inc.
      23.1        Consent of Ernst & Young LLP, Independent Auditors


      23.2        Consent of KPMG LLP, Independent Auditors
            +     Management contract or compensatory plan.
            (1)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-1, No. 333-84540.
            (2)   Incorporated by reference to the Registrant's Form 8-K dated
                  October 1, 1996.
            (3)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-1, No. 333-25633.
            (4)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-1, No. 333-3250.
            (5)   Incorporated by reference to the Post-Effective Amendment No.
                  2 to the Registrant's Registration Statement on Form S-1, No.
                  33-84540.
            (6)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-1, No. 333-37847.
            (7)   Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.
            (8)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-8, No. 333-53011.
            (9)   Incorporated by reference to the Registrant's Registration
                  Statement on Form S-8, No. 333-76825.
            (10)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.
            (11)  Incorporated by reference to the Registrant's Registration
                  Statement on Form S-8, No. 333-69490.
            (12)  Incorporated by reference to the Registrant's Post-Effective
                  Amendment No. 1 to Registration Statement on Form S-8, No.
                  333-76825.
            (13)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Billings, State of Montana.

                     First Interstate BancSystem, Inc.


                     By: /s/ LYLE  R. KNIGHT                     MARCH 25, 2002
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


By: /s/ HOMER A. SCOTT, JR.                         MARCH 25, 2002
    ---------------------------------------------   --------------
    Homer A. Scott, Jr.                                 Date
    Chairman


By: /s/ DAN S. SCOTT                                MARCH 25, 2002
    ---------------------------------------------   --------------
    Dan S. Scott, Director                              Date


By: /s/ JAMES R. SCOTT                              MARCH 25, 2002
    ---------------------------------------------   --------------
    James R. Scott, Vice Chairman of the Board          Date


By: /s/ SANDRA A. SCOTT SUZOR                       MARCH 25, 2002
    ---------------------------------------------   --------------
    Sandra A. Scott Suzor, Director                     Date


By: /s/ JOHN M. HEYNEMAN, JR.                       MARCH 25, 2002
    ---------------------------------------------   --------------
    John M. Heyneman, Jr., Director                     Date


By: /s/ JOEL T. LONG                                MARCH 25, 2002
    ---------------------------------------------   --------------
    Joel T. Long, Director                              Date


By: /s/ JAMES W. HAUGH                              MARCH 25, 2002
    ---------------------------------------------   --------------
    James W. Haugh, Director                            Date


By: /s/ DAVID H. CRUM                               MARCH 25, 2002
    ---------------------------------------------   --------------
    David H. Crum, Director                             Date


By: /s/ TERRY W. PAYNE                              MARCH 25, 2002
    ---------------------------------------------   --------------
    Terry W. Payne, Director                            Date


By: /s/ C. GARY JENNINGS                            MARCH 25, 2002
    ---------------------------------------------   --------------
    C. Gary Jennings, Director                          Date


By: /s/ ROBERT L. NANCE                             MARCH 25, 2002
    ---------------------------------------------   --------------
    Robert L. Nance, Director                           Date


By: /s/ ROBERT H. WALLER                            MARCH 25, 2002
    ---------------------------------------------   --------------
    Robert H. Waller, Director                          Date


By:
    ---------------------------------------------   --------------
    Elouise C. Cobell, Director                         Date

By: /s/ RICHARD A. DORN                             MARCH 25, 2002
    ---------------------------------------------   --------------
    Richard A. Dorn, Director                           Date


By: /s/ LARRY F. SUCHOR                             MARCH 25, 2002
    ---------------------------------------------   --------------
    Larry F. Suchor, Director                           Date


By: /s/ WILLIAM B. EBZERY                           MARCH 25, 2002
    ---------------------------------------------   --------------
    William B. Ebzery, Director                         Date


By: /s/ THOMAS W. SCOTT                             MARCH 25, 2002
    ---------------------------------------------   --------------
    Thomas W. Scott                                     Date
    Chief Executive Officer and Director
    (Principal executive officer)


By: /s/ LYLE R. KNIGHT                              MARCH 25, 2002
    ---------------------------------------------   --------------
    Lyle R. Knight                                      Date
    President, Chief Operating Officer and
    Director


By: /s/ TERRILL R. MOORE                            MARCH 25, 2002
    ---------------------------------------------   --------------
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

      The Registrant has not yet provided any annual report to security holders covering the 2001 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant's 2002 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.