Form 10-Q
period 2002-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2002-05-15
CIK 860413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                         COMMISSION FILE NUMBER 333-3250


                        FIRST INTERSTATE BANCSYSTEM, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

              Montana                                         81-0331430
  -------------------------------                             ----------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)

PO Box 30918, 401 North 31st Street, Billings, MT             59116-0918
-------------------------------------------------             ----------
    (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 406/255-5390
                                                            -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No


The Registrant had 7,816,978 shares of common stock outstanding on April 30, 2002.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q

                            Index                                                        Page
                            -----                                                        ----
PART I.   FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001 (unaudited)                         3

                  Consolidated Statements of Income
                  Three months ended March 31, 2002 and 2001 (unaudited)                   4

                  Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income Three months ended March 31, 2002 and
                  2001 (unaudited) 5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2002 and 2001 (unaudited)                   6

                  Notes to Unaudited Consolidated Financial Statements                     7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              16


PART II.  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                        17

         Item 2 - Changes in Securities                                                    17

         Item 3 - Defaults Upon Senior Securities                                          17

         Item 4 - Submission of Matters to a Vote of Security Holders                      17

         Item 5 - Other Information                                                        17

         Item 6 - Exhibits and Reports on Form 8-K                                         17


SIGNATURES                                                                                 18

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                        Assets                                    March 31,          December 31,
                        ------                                      2002                 2001
                                                               --------------     ---------------
Cash and due from banks                                            $  192,083          152,609
Federal funds sold                                                     48,930           82,185
Interest bearing deposits in banks                                      8,974           58,242
Investment securities:
  Available-for-sale                                                  575,159          593,104
  Held-to-maturity                                                     94,676          100,074
                                                                   ----------       ----------
    Total investment securities                                       669,835          693,178

Loans                                                               2,152,119        2,157,968
Less allowance for loan losses                                         35,823           34,091
                                                                   ----------       ----------
  Net loans                                                         2,116,296        2,123,877

Premises and equipment, net                                            90,936           91,346
Accrued interest receivable                                            23,464           24,804
Goodwill, net of accumulated amortization                              33,171           33,171
Core deposit intangible, net of accumulated amortization                5,359            5,679
Loan servicing rights, net of accumulated amortization
  and impairment reserve                                                9,122            6,322
Other real estate owned, net                                              414              414
Deferred tax asset                                                      4,024            2,751
Other assets                                                           40,968           40,138
                                                                   ----------       ----------
        Total assets                                               $3,243,576        3,314,716
                                                                   ==========       ==========

         Liabilities and Stockholders' Equity
         ------------------------------------

Deposits:
  Non-interest bearing                                            $   490,994          571,888
  Interest bearing                                                  2,172,975        2,136,725
                                                                   ----------       ----------
    Total deposits                                                  2,663,969        2,708,613

Federal funds purchased                                                  --                625
Securities sold under repurchase agreements                           247,318          271,952
Accrued interest payable                                               12,622           16,209
Accounts payable and accrued expenses                                  15,610           12,822
Other borrowed funds                                                    5,111            8,095
Long-term debt                                                         33,532           34,331
Trust preferred securities                                             40,000           40,000
                                                                   ----------       ----------
    Total liabilities                                               3,018,162        3,092,647

Stockholders' equity:
    Nonvoting noncumulative preferred stock without par value;
        authorized 100,000 shares; no shares issued or
        outstanding as of March 31, 2002 or December 31, 2001              --               --
    Common stock without par value; authorized 20,000,000
        shares; issued and outstanding 7,820,171 shares as of
        March 31, 2002 and 7,848,704 shares as of  December 31,
        2001                                                            3,969            5,184
    Retained earnings                                                 218,833          212,314
    Accumulated other comprehensive income, net                         2,612            4,571
                                                                   ----------       ----------
        Total stockholders' equity                                    225,414          222,069
                                                                   ----------       ----------
        Total liabilities and stockholders' equity                 $3,243,576        3,314,716
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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               For the three months
                                                                   ended March 31,
                                                              -----------------------
                                                                   2002         2001
                                                                   ----         ----
Interest income:
  Interest and fees on loans                                   $  40,892       45,776
  Interest and dividends on investment securities:
    Taxable                                                        8,295        7,750
    Exempt from Federal taxes                                        950          896
  Interest on deposits in banks                                       62           12
  Interest on Federal funds sold                                     159          454
                                                               ---------     --------
    Total interest income                                         50,358       54,888
                                                               ---------     --------
Interest expense:
  Interest on deposits                                            14,504       22,289
  Interest on Federal funds purchased                                  2           33
  Interest on securities sold under repurchase agreements            881        2,517
  Interest on other borrowed funds                                    29          136
  Interest on long-term debt                                         562          783
  Interest on trust preferred securities                             882          882
                                                               ---------     --------
    Total interest expense                                        16,860       26,640
                                                               ---------     --------
    Net interest income                                           33,498       28,248
  Provision for loan losses                                        2,622        1,203
                                                               ---------     --------
    Net interest income after provision for loan losses           30,876       27,045
Non-interest income:
  Income from fiduciary activities                                 1,150        1,167
  Service charges on deposit accounts                              3,700        3,455
  Technology services                                              2,611        2,345
  Other service charges, commissions and fees                      4,807        3,209
  Investment securities gains, net                                     1           55
  Other real estate expense, net of income                           (11)         (47)
  Other income                                                       903        1,050
                                                               ---------     --------
    Total non-interest income                                     13,161       11,234
                                                               ---------     --------
Non-interest expense:
  Salaries, wages and employee benefits                           17,049       15,240
  Occupancy, net                                                   2,546        2,328
  Furniture and equipment                                          3,135        2,848
  FDIC insurance                                                     115          110
  Core deposit intangibles amortization                              320          359
  Goodwill amortization                                               --          570
  Other expenses                                                   6,954        6,923
                                                               ---------     --------
    Total non-interest expense                                    30,119       28,378
                                                               ---------     --------
Income before income taxes                                        13,918        9,901
Income tax expense                                                 5,046        3,489
                                                               ---------     --------
    Net income                                                 $   8,872        6,412
                                                               =========     ========

    Net income, as adjusted (see note 2)                       $   8,872        6,908
                                                               =========     ========

Basic earnings per common share                                $    1.13         0.81
                                                               =========     ========
Basic earnings per common share, as adjusted (see note 2)      $    1.13         0.88
                                                               =========     ========

Diluted earnings per common share                              $    1.13         0.80
                                                               =========     ========
Diluted earnings per common share, as adjusted (see note 2)    $    1.13         0.87
                                                               =========     ========

Dividends per common share                                     $    0.30         0.28
                                                               =========     ========

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                           Accumulated
                                                                              other          Total
                                                   Common       Retained   comprehensive  stockholders'
                                                    stock       earnings      income         equity
                                                 ------------------------------------------------------
Balance at December 31, 2001                   $    5,184        212,314        4,571       222,069

Comprehensive income:
    Net income                                         --          8,872           --         8,872
    Unrealized losses on available-for-sale
        investment securities, net of income
        tax benefit of $1,252                          --             --       (1,958)       (1,958)
    Less reclassification adjustment for gains
        included in net income, net of income
        tax expense                                    --             --           (1)           (1)
                                                                                           --------
           Other comprehensive income                                                        (1,959)
                                                                                           --------
               Total comprehensive income                                                     6,913
                                                                                           --------

Common stock transactions:
    39,991 shares retired                          (1,704)            --           --        (1,704)
    11,458 shares issued                              489             --           --           489

Cash dividends declared:
    Common ($0.30 per share)                           --         (2,353)          --        (2,353)
                                                 --------------------------------------------------

Balance at March 31, 2002                        $  3,969        218,833        2,612       225,414
                                                 ==================================================



Balance at December 31, 2000                     $  7,101        190,410          475       197,986

Comprehensive income:
    Net income                                         --          6,412           --         6,412
    Unrealized gains on available-for-sale
        investment securities, net of income
        tax expense of $2,670                          --             --        4,210         4,210
    Less reclassification adjustment for gains
        included in net income, net of income
        tax expense of $21                             --             --          (34)          (34)
    Cummulative effect of adoption of SFAS
        No. 133, transfer of held-to-maturity
        securities to available-for-sale, net
        of income tax benefit of $364                  --             --         (569)         (569)
           Other comprehensive income                                                         3,607
                                                                                           --------
               Total comprehensive income                                                    10,019
                                                                                           --------

Common stock transactions
    29,613 shares retired                          (1,126)            --           --        (1,126)
    3,900 shares issued                               149             --           --           149

Cash dividends declared:
    Common ($0.28 per share)                           --         (2,209)          --        (2,209)
                                                 --------------------------------------------------

Balance at March 31, 2001                       $  6,124         194,613        4,082       204,819
                                                ===================================================



See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        For the three months
                                                                           ended March 31,
                                                                         2002            2001
                                                                    ---------------------------
    Cash flows from operating activities:
    Net income                                                      $     8,872      $    6,412
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed earnings of joint venture                   (16)            (74)
        Provision for loan losses                                         2,622           1,203
        Depreciation and amortization                                     3,230           3,642
        Net premium amortization (discount accretion) on
          investment securities                                             373             (34)
        Gain on disposition of investment securities                         (1)            (55)
        Gain on sale of loans                                              (611)           (537)
        Gain on sale of other real estate owned                              --              (6)
        Loss (gain) on sale of property and equipment                         4            (194)
        Increase (decrease) in valuation reserve for loan
          servicing rights                                                 (630)            126
        Write-down of bank premise                                           --              85
        Deferred income taxes                                                --            (685)
        Changes in operating assets and liabilities:
           Decrease in interest receivable                                1,340             872
           Increase in other assets                                        (889)             (8)
           Decrease in accrued interest payable                          (3,587)         (1,465)
           Increase in accounts payable and accrued expenses              2,823           1,970
                                                                      ---------        --------
              Net cash provided by operating activities                  13,530          11,252
                                                                      ---------        --------

Cash flows from investing activities: Purchases of investment securities:
          Held-to-maturity                                               (1,120)           (500)
          Available-for-sale                                           (135,599)        (43,280)
    Proceeds from maturities and paydowns of investment
      securities:
          Held-to-maturity                                                6,490          29,549
          Available-for-sale                                            149,967          78,168
    Purchases and originations of loan servicing rights                  (2,519)           (463)
    Extensions of credit to customers, net of repayments                  4,943         (25,208)
    Recoveries of loans charged-off                                         627             575
    Proceeds from sales of other real estate                                 --             472
    Net capital expenditures                                             (2,103)         (3,588)
    Capital contributions to joint ventures                                  --            (200)
                                                                      ---------        --------
              Net cash provided by investing activities                  20,686          35,525
                                                                      ---------        --------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                 (44,644)         57,835
    Net decrease in Federal funds and repurchase agreements             (25,259)        (25,096)
    Net decrease in other borrowed funds                                 (2,984)         (8,825)
    Borrowings of long-term debt                                          5,358           5,850
    Repayments of long-term debt                                         (6,157)         (2,949)
    Net decrease in debt issuance costs                                      24              24
    Proceeds from issuance of common stock                                  454             140
    Payments to retire common stock                                      (1,704)         (1,126)
    Dividends paid on common stock                                       (2,353)         (2,209)
                                                                      ----------       ---------
              Net cash provided by (used in) financing activities       (77,265)         23,644
                                                                      ----------       --------
Net increase (decrease) in cash and cash equivalents                    (43,049)         70,421
Cash and cash equivalents at beginning of period                        293,036         169,245
                                                                      ---------        --------
Cash and cash equivalents at end of period                              249,987         239,666
                                                                      =========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             20,447          28,146
    Cash paid during the period for income taxes                             --           4,025

See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the "Company") contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001, and the results of operations and cash flows for each of the three-month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2001 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the March 31, 2002 presentation.

(2)   Goodwill and Other Intangible Assets - Adoption of SFAS 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually using a fair value approach for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 are applied to all goodwill and other intangible assets recognized in the financial statements at the date of adoption. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

A reconciliation of reported net income to net income adjusted to exclude goodwill amortization, net of tax effect, follows:

                                                            For the three months ended March 31,
                                                                     2002             2001
                                                               -------------     -----------
Income statement:
      Reported net income                                         $  8,872           6,412
      Add back goodwill amortization, net of tax effect                 --             496
                                                                  --------        --------
      Adjusted net income                                         $  8,872           6,908
                                                                   =======        ========

Basic earnings per share:
      Reported basic earnings per share                           $    1.13           0.81
      Add back goodwill amortization, net of tax effect                  --           0.07
                                                                  ---------       --------
      Adjusted basic earnings per share                           $    1.13           0.88
                                                                  =========       ========

Diluted earnings per share:
      Reported diluted earnings per share                         $    1.13           0.80
      Add back goodwill amortization, net of tax effect                  --           0.07
                                                                  ---------       --------
      Adjusted diluted earnings per share                         $    1.13           0.87
                                                                  =========       ========

All goodwill has been allocated to the community banking line of business. The results of the Company's transitional goodwill impairment test indicate the fair value of goodwill exceeds its carrying value, therefore, no impairment losses have been recorded.

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Amortized intangible assets, those with finite useful lives, consist of the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions ("core deposit intangibles") and the rights to service residential real estate loans for others ("loan servicing rights").

Core deposit intangibles are amortized using an accelerated method over the estimated useful lives of the related deposits of ten years. As of March 31, 2002, the Company had core deposit intangibles with gross carrying amounts and accumulated amortization of $9,794 and $4,435, respectively.

Loan servicing rights are amortized as other expense in proportion to and over the period of estimated net servicing income. Loan servicing rights are evaluated quarterly for impairment by discounting expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. As of March 31, 2002, the Company had loan servicing rights with gross carrying amounts, accumulated amortization and impairment reserves of $13,292, $3,657 and $513, respectively.

The aggregate amortization expense for intangible assets for the three months ended March 31, 2002 was $669. Estimated amortization expense for the next five years is as follows:

                                         Core Deposit      Loan Servicing         Total
                                         Intangibles           Rights         Amortization
           Years ended December 31,      Amortization       Amortization        Expense
           ------------------------      ------------       ------------      ------------
                  2002                   $    1,283              1,497             2,780
                  2003                        1,173              1,236             2,409
                  2004                        1,090              1,115             2,205
                  2005                        1,025                908             1,933
                  2006                          766                740             1,506

(3)     Other Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addressing accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not impact the consolidated financial statements, results of operations or liquidity of the Company.

(4)      Computation of Earnings per Share

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

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001.

                                                            For the three months ended March 31,
                                                                     2002             2001
                                                                 ----------       ----------
Net income basic and diluted                                      $   8,872            6,412
                                                                  =========       ==========

Average outstanding shares - basic                                7,839,661        7,878,364
Add: effect of dilutive stock options                                 6,685          105,276
                                                                  ---------       ----------

Average outstanding shares - diluted                              7,846,346        7,983,640
                                                                  =========       ==========

Basic earnings per share                                          $    1.13             0.81
                                                                  =========       ==========

Diluted earnings per share                                        $    1.13             0.80
                                                                  =========       ==========


(5)   Cash Dividends

On April 15, 2002, the Company declared and paid a cash dividend on first quarter earnings of $0.34 per share to stockholders of record on April 12, 2002. It has been the Company's practice to pay quarterly dividends based upon earnings. The April 2002 dividend represents 30% of the Company's net income for the quarter ended March 31, 2002 exclusive of compensation expense related to outstanding stock options.

(6)   Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

First Interstate BancSystem, Inc. (the "Parent Company") and the Billings office of First Interstate Bank ("FIB") are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At March 31, 2002 the partnership had indebtedness of $8,131, which is full recourse to the partners.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At March 31, 2002 stand-by letters of credit in the amount of $45,676 were outstanding. Commitments to extend credit to existing and new borrowers approximated $514,672 at March 31, 2002, which includes $95,618 on unused credit card lines and $81,412 with commitment maturities beyond one year.

(7)   Business Line Reporting

The Company is managed along two primary business lines, community banking and technology services. The community banking line encompasses consumer and commercial banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extensions of credit and fee-based investment services and loan servicing. The technology services line encompasses technology services provided to affiliated and non-affiliated financial institutions including core application data processing, ATM processing support, item proof and capture services, wide area network services and system support.

Other includes the net funding cost of the Parent Company, compensation expense or benefit related to outstanding stock options, the operation results of non-bank subsidiaries (except the technology services business line) and intercompany eliminations.

Selected business line information for the three month periods ended March 31, 2002 and 2001 follows:


                                                  Three Months Ended March 31, 2002
                                    ------------------------------------------------------------
                                      Community      Technology
                                       Banking        Services            Other           Total
                                    ------------------------------------------------------------
Net interest income (expense)       $    34,903               8           (1,413)         33,498
Provision for loan losses                 2,622              --               --           2,622
                                     ----------       ---------         --------      ----------
Net interest income (expense)
    after provision                      32,281               8           (1,413)         30,876
Non-interest income:
    External sources                     10,428           2,611              122          13,161
    Other operating segments                --            2,907           (2,907)             --
Non-interest expense                     27,011           4,119           (1,011)         30,119
                                     ----------       ---------        ----------     ----------
Income (loss) before income taxes        15,698           1,407           (3,187)         13,918
Income tax expense (benefit)              5,652             557           (1,163)          5,046
                                     ----------      ----------        ---------      ----------
Net income (loss)                    $   10,046             850           (2,024)          8,872
                                     ==========      ==========        =========      ==========

Depreciation and amortization
   expense                           $    3,196              --               34           3,230
                                     ==========      ==========        =========      ==========

               FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



                                                  Three Months Ended March 31, 2001
                                    ------------------------------------------------------------
                                      Community      Technology
                                       Banking        Services            Other            Total
                                    ------------------------------------------------------------
Net interest income (expense)       $    29,852              38           (1,642)         28,248
Provision for loan losses                 1,203             --               --            1,203
                                     ----------       ---------         --------      ----------
Net interest income (expense)
    after provision                      28,649              38           (1,642)         27,045
Non-interest income:
    External sources                      8,885           2,339               10          11,234
    Other operating segments                 --           3,248           (3,248)             --
Non-interest expense                     24,977           4,284             (883)         28,378
                                     ----------       ---------        ----------     ----------
Income (loss) before income taxes        12,557           1,341           (3,997)          9,901
Income tax expense (benefit)              4,388             532           (1,431)          3,489
                                     ----------      ----------        ---------      ----------
Net income (loss)                    $    8,169             809           (2,566)          6,412
                                     ==========      ==========        =========      ==========
Depreciation and amortization
  expense                            $    3,597               3               42           3,642
                                     ==========      ==========        =========      ==========

                                     ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three month period ended March 31, 2002, with comparisons to 2001 as applicable. All earnings per share figures are presented on a diluted basis.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this document including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality and the availability of capital to fund the expected expansion of the Company's business. Given these uncertainties, stockholders, trust preferred security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ASSET LIABILITY MANAGEMENT

     Interest Rate Sensitivity. The primary objective of the Company's asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company's balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company's net interest margin.

     Liquidity. The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its stockholders. The Company monitors sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions, and repayments; and management of investment securities.

     The Company's current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company's loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include Federal funds lines, borrowings and access to capital markets. The Company does not rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support nor does it engage in derivatives and related hedging activities.

      Net cash provided by operating activities, primarily net income, totaled $14 million for the three months ended March 31, 2002 as compared to $11 million for the same period in the prior year. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by investing activities totaled $21 million for the three months ended March 31, 2002 as compared to $36 million for the same period in the prior year. Net cash used in or provided by financing activities is primarily generated through changes in customer deposits, borrowings or the issuance of securities or stock. Net cash used in financing activities totaled $77 million for the three months ended March 31, 2002 as compared to net cash provided by financing activities of $24 million for the same period in the prior year. This change is primarily due to decreases in deposits.

      As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. Substantially all of the Parent Company's revenues are obtained from management fees and dividends declared and paid by its subsidiaries. There are statutory and regulatory provision that could limit the ability of the Company's banking subsidiary to pay dividends to the Parent Company.

      Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management's intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At March 31, 2002 the Company and its bank subsidiary each exceeded the "well-capitalized" requirements issued by the Federal Reserve Board.

OVERVIEW

      The Company reported net income of $8.9 million, or $1.13 per share, during the three months ended March 31, 2002, as compared to $6.4 million, or $0.80 per share, for the same period in 2001. This increase is primarily due to increases in net interest margin resulting from a more rapid decline in the cost of funds than the decline experienced in the yield on interest earning assets during the period combined with increases in fees on loans held for sale resulting from high residential real estate loan volumes. Net income as adjusted for the exclusion of goodwill ammortization, net of tax effect, was $6.9 million, or $0.87 per share, for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

        Net Interest Income. Net interest income, the Company's largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully-taxable equivalent ("FTE") basis, net interest income increased $5.3 million to $34.3 million for the three months ended March 31, 2002 compared to $29.0 million for the same period in the prior year and the net interest margin ratio increased 24 basis points to 4.78% for the three months ended March 31, 2002 as compared to 4.54% for the same period in the prior year. These increases are primarily due to a more rapid decline in the cost of funds than the decline experienced in the yield on interest earning assets during the period.

      Non-interest Income. The Company's principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $1.9 million, or 17.2%, to $13.2 million for the three months ended March 31, 2002 from $11.2 million for the same period in 2001. Significant components of the increase are discussed below.

      Service charges on deposit accounts increased $245 thousand, or 7.1%, to $3.7 million for the quarter ended March 31, 2002 from $3.5 million for the same period in 2001 primarily due to increases in the number of deposit accounts subject to service charges.

      Technology services revenues increased $266 thousand, or 11.3%, to $2.6 million for the quarter ended March 31, 2002 from $2.3 million for the same period in the prior year primarily due to increases in the number of customers using the Company's item processing services and higher ATM transaction volumes.

      Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale, loan servicing fee income, credit card fee income, brokerage revenues, debit card interchange fee income and ATM service charge revenues. Other service charges, commissions and fees increased $1.6 million, or 49.8%, to $4.8 million for the quarter ended March 31, 2002 as compared to $3.2 million for the same period in the prior year. Origination and processing fees on residential real estate loans sold increased $1.3 million during the first quarter 2002 as compared to the same period in the prior year principally due to the high volume of refinancing activity resulting from decreases in residential lending rates. The remaining increase is primarily attributable to fee income resulting from higher volumes of credit and debit card transactions.

      Other income primarily includes check printing income, agency stock dividends and gains on sales of fixed assets. Other income decreased $147 thousand, or 14.0%, to $903 thousand for the quarter ended March 31, 2002 from $1.1 million for the same period in the prior year primarily due to decreases in recorded gains on sales of fixed assets.

      Non-Interest Expense. Non-interest expense increased $1.7 million, or 6.1%, to $30.1 million for the quarter ended March 31, 2002 from $28.4 million for the same period in 2001. Significant components of the increase are discussed below:

      Salaries, wages and employee benefits expenses increased $1.8 million, or 11.9%, to $17.0 million for the quarter ended March 31, 2002 as compared to $15.2 million for the same period in the prior year primarily due to inflationary wage increases and higher staffing levels. Approximately 18% of the increase is attributable to new branches opened since January 2001. The current year increase was partially offset by a $369 thousand decrease in compensation expense related to outstanding stock options.

      Occupancy expense increased $218 thousand, or 9.4%, to $2.5 million for the quarter ended March 31, 2002 compared to $2.3 million for the same period in 2001 primarily due to increases in rent expense. Approximately 44% of the current year increase is attributable to new branches opened since January 2001. The remaining increase is primarily inflationary in nature.

      Furniture and equipment expenses increased $287 thousand, or 10.1%, to $3.1 million for the quarter ended March 31, 2002 from $2.8 million for the same period in 2001 primarily due to depreciation and maintenance expenses associated with the upgrade of existing facilities and the addition of new facilities. Approximately 22% of the increase is attributable to new branches opened since January 2001.

      Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and, amortization and impairment charges related to loan servicing rights. Exclusive of a first quarter 2002 reversal of impairment reserves on capitalized loan servicing rights of $630, other expenses increased $661 thousand, or 9.5%, to $7.6 million for the quarter ended March 31, 2002 from $6.9 million for the same period in 2001. This increase is primarily due to higher donation expense and normal inflationary increases.

      Income Tax Expense. The Company's effective combined federal and state income tax rate was 36.3% and 35.2% for the three months ended March 31, 2002 and 2001, respectively. The higher effective income tax rate in the current year is primarily due a decrease in tax exempt interest income as a percentage of total revenues.

BUSINESS LINE RESULTS

      The following paragraphs contain a discussion of the financial performance of each of the Company's reportable segments for the three months ended March 31, 2002 and 2001.

      Community Banking. Community banking net income increased $1.9 million, or 23.0%, to $10.0 million for the quarter ended March 31, 2002 as compared to $8.2 million for the same period in the prior year. This increase is primarily due to increases in net interest income resulting from a more rapid decline in the cost of funds than the decline experienced in the yield on interest earning assets during the period and increases in processing and origination fees on residential real estate loans sold. Increases in income were partially offset by inflationary increases in salary and benefits expenses, increases in provisions for loan losses and the additional expenses of new branch offices opened since January 2001.

      Technology Services. Technology services net income increased $41 thousand, or 5.1%, to $850 thousand for the quarter ended March 31, 2002 as compared to $809 thousand for the same period in the prior year primarily due to decreases in postage and other operating expenses.

      Other. Other net losses decreased $542 thousand, or 21.1%, to $2.0 million for the three months ended March 31, 2002 as compared to $2.6 million for the same period in the prior year primarily due to decreases in interest expense on long-term debt and compensation expense related to outstanding stock options.

FINANCIAL CONDITION

      Loans. Exclusive of residential real estate loans held for sale, total loans increased $32 million, or 1.5%, to $2,099 million as of March 31, 2002 from $2,067 million as of December 31, 2001 primarily due to internal growth in commercial and real estate loans.

      Investment Securities. The Company's investment portfolio is managed to attempt to obtain the highest yield while meeting the Company's risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $23 million, or 3.4%, to $670 million as of March 31, 2002 from $693 million as of December 31, 2001. Proceeds from maturities and paydowns of investment securities during the first quarter of 2002 were used to fund increases in higher yielding assets, primarily loans.

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $43 million, or 14.7%, to $250 million as of March 31, 2002 from $293 million as of December 31, 2001 due to declines in the Company's net liquidity position.

      Loan Servicing Rights. Loan servicing rights increased $3 million, or 44.3%, to $9 million as of March 31, 2002 compared to $6 million as of December 31, 2001. This increase is due to the acquisition of servicing rights of $849 thousand, the reversal of impairment reserves of $630 thousand and loan servicing rights originated internally during the first quarter of 2002.

      Deposits. Total deposits decreased $45 million, or 1.6%, to $2,664 million as of March 31, 2002 from $2,709 million as of December 31, 2001. Seasonal declines in overall deposit growth have historically occurred during the first half of the year but have been offset in recent years by acquisitions and growth generated through new branch openings.

      Other Funding Sources. Other funding sources include short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with primarily commercial depositors and, on a seasonal basis, Federal funds purchased. Other funding sources decreased $28 million, or 10.1%, to $252 million as of March 31, 2002 from $281 million as of December 31, 2001 primarily due to seasonal decreases in repurchase agreements.

      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $3 million, or 21.7%, to $16 million as of March 31, 2002 as compared to $13 million as of December 31, 2001. This increase is primarily due to timing of corporate income tax payments.

ASSET QUALITY

      Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $11 million, or 41.0%, to $37 million as of March 31, 2002 as compared to $26 million as of December 31, 2001. Approximately $7 million of this increase is due to one commercial loan placed on nonaccrual during the first quarter 2002. The remaining increase occurred in loans past due 90 days or more and still accruing interest.

      Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. The provision for loan losses increased $1.4 million, or 118.0%, to $2.6 million for the three months ended March 31, 2002 from $1.2 million for the same period in 2001 primarily due to increases in non-performing loans; softening economic conditions in the Company's market areas, particularly in agriculture, transportation, health care and hotel/motel market sectors; and, slowing regional and national economies. The allowance for loan losses was $36 million, or 1.66% of total loans, at March 31, 2002 as compared to $34 million, or 1.58% of total loans, at December 31, 2001.




                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of March 31, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company's December 31, 2001 Form 10-K.

                                    PART II.

                                OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
                      There have been no material changes in legal proceedings from December 31, 2001.


ITEM 2.        CHANGES IN SECURITIES
                      None.


ITEM 3.        DEFAULTS UPON SENIOR INDEBTEDNESS
                      None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      None.


ITEM 5.        OTHER INFORMATION
                      Not applicable or required.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a)    Exhibits.
                         None

               (b) A report on Form 8-K dated January 30, 2002 was filed by the Company providing fourth quarter 2001 performance results and comments on same from Company management.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  FIRST INTERSTATE BANCSYSTEM, INC.





Date  May 13, 2002                          /s/ THOMAS W. SCOTT
     ------------------------               ----------------------------
                                            Thomas W. Scott
                                            Chief Executive Officer





Date  May 13, 2002                          /s/ TERRILL R. MOORE
     ------------------------               ----------------------------
                                            Terrill R. Moore
                                            Senior Vice President and
                                            Chief Financial Officer