Form 10-Q
period 2002-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2002-08-05
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER    333-3250

First Interstate BancSystem, Inc.

(Exact name of registrant as specified in its charter)

Montana	81-0331430

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 30918, 401 North 31st Street, Billings, MT	59116-0918

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	406/255-5390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No ☐

The Registrant had 7,799,263 shares of common stock outstanding on July 31, 2002.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$214,505	$152,609
Federal funds sold	42,195	82,185
Interest bearing deposits in banks	4,863	58,242
Investment securities:
Available-for-sale	580,146	593,104
Held-to-maturity	88,578	100,074

Total investment securities	668,724	693,178
Loans	2,212,310	2,122,102
Less allowance for loan losses	36,362	34,091

Net loans	2,175,948	2,088,011
Premises and equipment, net	92,895	91,346
Accrued interest receivable	23,504	24,804
Goodwill	33,171	33,171
Core deposit intangibles, net of accumulated amortization	5,038	5,679
Loan servicing rights, net of accumulated amortization and impairment reserve	9,466	6,322
Other real estate owned, net	1,388	414
Other assets	38,614	42,889

Total assets	$3,310,311	$3,278,850

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$494,842	$536,022
Interest bearing	2,232,558	2,136,725

Total deposits	2,727,400	2,672,747
Federal funds purchased	—	625
Securities sold under repurchase agreements	240,347	271,952
Accrued interest payable	13,564	16,209
Accounts payable and accrued expenses	22,679	12,822
Other borrowed funds	8,318	8,095
Long-term debt	24,454	34,331
Trust preferred securities	40,000	40,000

Total liabilities	3,076,762	3,056,781
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2002 or December 31, 2001	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,805,988 shares as of June 30, 2002 and 7,848,704 shares as of December 31, 2001	3,357	5,184
Retained earnings	224,842	212,314
Accumulated other comprehensive income	5,350	4,571

Total stockholders’ equity	233,549	222,069

Total liabilities and stockholders’ equity	$3,310,311	$3,278,850

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$41,469	$45,757	$82,361	$91,533
Interest and dividends on investment securities:
Taxable	8,295	7,318	16,594	15,068
Exempt from Federal taxes	957	910	1,907	1,806
Interest on deposits in banks	49	56	111	68
Interest on Federal funds sold	278	945	437	1,399

Total interest income	51,048	54,986	101,410	109,874

Interest expense:
Interest on deposits	14,108	21,146	28,612	43,435
Interest on Federal funds purchased	1	22	3	55
Interest on securities sold under repurchase agreements	893	1,949	1,774	4,466
Interest on other borrowed funds	18	84	47	220
Interest on long-term debt	535	712	1,097	1,495
Interest on trust preferred securities	882	882	1,764	1,764

Total interest expense	16,437	24,795	33,297	51,435

Net interest income	34,611	30,191	68,113	58,439
Provision for loan losses	1,985	1,328	4,607	2,531

Net interest income after provision for loan losses	32,626	28,863	63,506	55,908
Non-interest income:
Income from fiduciary activities	1,103	1,161	2,253	2,328
Service charges on deposit accounts	3,941	3,700	7,641	7,155
Technology services	2,710	2,629	5,321	4,974
Other service charges, commissions and fees	4,757	4,048	9,564	7,257
Investment securities gains, net	188	71	189	126
Other real estate income (expense)	216	(76)	205	(123)
Other income	1,026	1,038	1,925	2,088

Total non-interest income	13,941	12,571	27,098	23,805

Non-interest expense:
Salaries, wages and employee benefits	17,176	14,678	34,225	29,918
Occupancy, net	2,679	2,291	5,225	4,619
Furniture and equipment	3,437	3,040	6,572	5,888
FDIC insurance	114	109	229	219
Core deposit intangibles amortization	321	359	641	718
Goodwill amortization	—	542	—	1,112
Other expenses	9,268	7,547	16,222	14,470

Total non-interest expense	32,995	28,566	63,114	56,944

Income before income taxes	13,572	12,868	27,490	22,769
Income tax expense	4,905	4,678	9,951	8,167

Net income	$8,667	$8,190	$17,539	$14,602

Net income, as adjusted (see note 2)	$8,667	$8,657	$17,539	$15,565

Basic earnings per common share	$1.11	$1.04	$2.24	$1.86

Basic earnings per common share, as adjusted (see note 2)	$1.11	$1.10	$2.24	$1.98

Diluted earnings per common share	$1.11	$1.03	$2.24	$1.83

Diluted earnings per common share, as adjusted (see note 2)	$1.11	$1.09	$2.24	$1.95

Dividends per common share	$0.34	$0.25	$0.64	$0.53

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders'
	stock	earnings	income	equity

Balance at December 31, 2001	$5,184	$212,314	$4,571	$222,069
Comprehensive income:
Net income	—	17,539	—	17,539
Unrealized gains on available-for-sale investment securities, net of income tax expense of $572	—	—	894	894
Less reclassification adjustment for gains included in net income, net of income tax expense of $74	—	—	(115)	(115)

Other comprehensive income				779

Total comprehensive income				18,318

Common stock transactions:
54,174 shares retired	(2,323)	—	—	(2,323)
11,458 shares issued	496	—	—	496
Cash dividends declared:
Common ($0.64 per share)	—	(5,011)	—	(5,011)

Balance at June 30, 2002 $3,357		$224,842	$5,350	$233,549

Balance at December 31, 2000	$7,101	$190,410	$475	$197,986
Comprehensive income:
Net income	—	14,602	—	14,602
Unrealized gains on available-for-sale investment securities, net of income tax expense of $2,670	—	—	4,081	4,081
Less reclassification adjustment for gains included in net income, net of income tax expense of $21	—	—	(43)	(43)
Cummulative effect of adoption of SFAS No. 133, transfer of held-to-maturity securities to available- for-sale, net of income tax benefit of $364	—	—	(569)	(569)

Other comprehensive income				3,469

Total comprehensive income				18,071

Common stock transactions 69,600 shares retired	(2,685)	—	—	(2,685)
3,900 shares issued	149	—	—	149
Cash dividends declared:
Common ($0.53 per share)	—	(4,176)	—	(4,176)

Balance at June 30, 2001	$4,565	$200,836	$3,944	$209,345

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$17,539	$14,602
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed losses of joint venture	71	156
Provision for loan and other real estate losses	4,607	2,586
Depreciation and amortization	6,661	7,284
Net premium amortization (discount accretion) on investment securities	406	(107)
Gain on disposition of investment securities	(189)	(126)
Gain on sale of loans	(1,336)	(1,059)
Loss (gain) on sale of other real estate owned	(238)	27
Loss on sale of property and equipment	54	63
Decrease in valuation reserve for loan servicing rights	(157)	—
Write-down of bank premise	—	85
Deferred income taxes	(1,735)	(196)
Changes in operating assets and liabilities:
Decrease in interest receivable	1,300	1,153
Decrease (increase) in other assets	5,367	(3,524)
Decrease in accrued interest payable	(2,645)	(145)
Increase (decrease) in accounts payable and accrued expenses	9,892	(1,903)

Net cash provided by operating activities	39,597	18,896

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,278)	(2,275)
Available-for-sale	(258,089)	(214,002)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	14,725	30,211
Available-for-sale	271,443	207,834
Proceeds from sales of available-for-sale securities	721	17,632
Purchases and originations of loan servicing rights	(3,831)	(1,229)
Extensions of credit to customers, net of repayments	(93,548)	(110,391)
Recoveries of loans charged-off	1,156	1,021
Proceeds from sales of other real estate	448	1,626
Net capital expenditures	(6,760)	(6,340)
Capital contributions to joint ventures	—	(700)

Net cash used in investing activities	(77,013)	(76,613)

Cash flows from financing activities:
Net increase in deposits	54,653	143,049
Net increase (decrease) in Federal funds and repurchase agreements	(32,230)	4,667
Net increase in other borrowed funds	223	1,810
Borrowings of long-term debt	18,958	18,850
Repayments of long-term debt	(28,835)	(18,002)
Net decrease in debt issuance costs	47	47
Proceeds from issuance of common stock	461	140
Payments to retire common stock	(2,323)	(2,685)
Dividends paid on common stock	(5,011)	(4,176)

Net cash provided by financing activities	5,943	143,700

Net increase (decrease) in cash and cash equivalents	(31,473)	85,983
Cash and cash equivalents at beginning of period	293,036	169,245

Cash and cash equivalents at end of period	$261,563	$255,228

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,942	$51,662
Cash paid during the period for income taxes	$4,007	$8,640

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001, and the results of operations and cash flows for each of the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2001 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the June 30, 2002 presentation.

(2)	Goodwill and Other Intangible Assets — Adoption of SFAS 142

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually using a fair value approach for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 are applied to all goodwill and other intangible assets recognized in the financial statements at the date of adoption. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

A reconciliation of reported net income to net income adjusted to exclude goodwill amortization, net of tax effect, follows:

	Three months ended		Six months ended
	6/30/02	6/30/01	6/30/02	6/30/01

Income statement:
Reported net income	$8,667	$8,190	$17,539	$14,602
Add back goodwill amortization, net of tax effect	—	467	—	963

Adjusted net income	$8,667	8,657	$17,539	$15,565

Basic earnings per share:
Reported basic earnings per share	$1.11	$1.04	$2.24	$1.86
Add back goodwill amortization, net of tax effect	—	0.06	—	0.12

Adjusted basic earnings per share	$1.11	$1.10	$2.24	$1.98

Diluted earnings per share:
Reported basic earnings per share	$1.11	$1.03	$2.24	$1.83
Add back goodwill amortization, net of tax effect	—	0.06	—	0.12

Adjusted diluted earnings per share	$1.11	$1.09	$2.24	$1.95

All goodwill has been allocated to the community banking line of business. The results of the Company’s transitional goodwill impairment test indicate the fair value of goodwill exceeds its carrying value; therefore, no impairment losses have been recorded.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(3)	Other Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addressing accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;” however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not impact the consolidated financial statements, results of operations or liquidity of the Company.

(4)	Computation of Earnings Per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001.

	Three months ended		Six months ended
	6/30/02	6/30/01	6/30/02	6/30/01

Net income, as adjusted (see note 2)	$8,667	$8,657	$17,539	$15,565

Average outstanding shares — basic	7,814,072	7,845,814	7,826,796	7,861,999
Add: effect of dilutive stock options	14,273	101,250	10,033	103,252

Average outstanding shares — diluted	7,828,345	7,947,064	7,836,829	7,965,251

Basic earnings per share, as adjusted	$1.11	$1.10	$2.24	$1.98

Diluted earnings per share, as adjusted	$1.11	$1.09	$2.24	$1.95

(5)	Cash Dividends

On July 15, 2002, the Company declared and paid a cash dividend on first quarter earnings of $0.33 per share to stockholders of record on July 12, 2002. It has been the Company’s practice to pay quarterly dividends based upon earnings. The July 2002 dividend represents 30% of the Company’s net income for the quarter ended June 30, 2002 exclusive of compensation expense related to outstanding stock options.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At June 30, 2002 the partnership had indebtedness of $7,968, which is full recourse to the partners.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At June 30, 2002, stand-by letters of credit in the amount of $51,323 were outstanding. Commitments to extend credit to existing and new borrowers approximated $426,938 at June 30, 2002, which includes $96,627 on unused credit card lines and $70,384 with commitment maturities beyond one year.

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

Other includes the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to outstanding stock options, the operation results of non-bank subsidiaries (except the technology services business line) and intercompany eliminations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

     Selected business line information for the three and six month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended June 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$35,990	$8	$(1,387)	$34,611
Provision for loan losses	1,985	—	—	1,985

Net interest income (expense) after provision	34,005	8	(1,387)	32,626
Non-interest income:
External sources	11,163	2,711	67	13,941
Other operating segments	3	2,886	(2,889)	—
Non-interest expense	29,361	4,425	(791)	32,995

Income (loss) before income taxes	15,810	1,180	(3,418)	13,572
Income tax expense (benefit)	5,639	469	(1,203)	4,905

Net income (loss)	$10,171	$711	$(2,215)	$8,667

Depreciation and amortization expense	$3,398	$—	$33	$3,431

	Six Months Ended June 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$70,892	$17	$(2,796)	$68,113
Provision for loan losses	4,607	—	—	4,607

Net interest income (expense) after provision	66,285	17	(2,796)	63,506
Non-interest income:
External sources	21,580	5,321	197	27,098
Other operating segments	3	5,793	(5,796)	—
Non-interest expense	56,361	8,543	(1,790)	63,114

Income (loss) before income taxes	31,507	2,588	(6,605)	27,490
Income tax expense (benefit)	11,292	1,027	(2,368)	9,951

Net income (loss)	$20,215	$1,561	$(4,237)	$17,539

Depreciation and amortization expense	$6,594	$—	$67	$6,661

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2001

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$31,728	$29	$(1,566)	$30,191
Provision for loan losses	1,268	—	60	1,328

Net interest income (expense) after provision	30,460	29	(1,626)	28,863
Non-interest income:
External sources	9,909	2,632	30	12,571
Other operating segments	—	2,445	(2,445)	—
Non-interest expense	24,767	3,883	(84)	28,566

Income (loss) before income taxes	15,602	1,223	(3,957)	12,868
Income tax expense (benefit)	5,607	486	(1,415)	4,678

Net income (loss)	$9,995	$737	$(2,542)	$8,190

Net income (loss), as adjusted (see note 2)	$10,462	$737	$(2,542)	$8,657

Depreciation and amortization expense	$3,568	$4	$40	$3,642

	Six Months Ended June 30, 2001

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$61,581	$67	$(3,209)	$58,439
Provision for loan losses	2,471	—	60	2,531

Net interest income (expense) after provision	59,110	67	(3,269)	55,908
Non-interest income:
External sources	18,786	4,978	41	23,805
Other operating segments	—	5,687	(5,687)	—
Non-interest expense	49,737	8,167	(960)	56,944

Income (loss) before income taxes	28,159	2,565	(7,955)	22,769
Income tax expense (benefit)	9,995	1,018	(2,846)	8,167

Net income (loss)	$18,164	$1,547	$(5,109)	$14,602

Net income (loss), as adjusted (see note 2)	$19,127	$1,547	$(5,109)	$15,565

Depreciation and amortization expense	$7,107	$7	$170	$7,284

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2002, with comparisons to 2001 as applicable. All earnings per share figures are presented on a diluted basis.

FORWARD LOOKING STATEMENTS
     Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality and the availability of capital to fund the expected expansion of the Company’s business. Given these uncertainties, stockholders, trust preferred security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ASSET LIABILITY MANAGEMENT
     Interest Rate Sensitivity. The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. Management monitors the sensitivity of net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company’s balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

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

     The Company’s current liquidity position is also supported by the management of its investment portfolio, which provides a structured flow of maturing and reinvestable funds that could be converted to cash, should the need arise. Maturing balances in the Company’s loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include Federal funds lines, borrowings and access to capital markets. The Company does not presently rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support nor does it engage in derivatives and related hedging activities.

     Net cash provided by operating activities, primarily net income, totaled $40 million for the six months ended June 30, 2002 as compared to $19 million for the same period in the prior year. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $77 million for the six months ended June 30, 2002 and 2001. Net cash used in or provided by financing activities is primarily generated through changes in customer deposits, borrowings or the issuance of securities or stock. Net cash provided by financing activities totaled $6 million for the six months ended June 30, 2002 as compared to $144 million for the same period in the prior year primarily due to slower deposit growth.

     As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. Substantially all of the Parent Company’s revenues are obtained from management fees and dividends declared and paid by its banking subsidiary. There are statutory and regulatory provisions that could limit the ability of the banking subsidiary to pay dividends to the Parent Company. In general, the banking subsidiary is limited, without the prior consent of its state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years. As of June 30, 2002, the banking subsidiary had approximately $30.3 million available to be paid as dividends to the Parent Company.

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At June 30, 2002 the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

OVERVIEW
     The Company reported net income of $8.7 million, or $1.11 per share, during the three months ended June 30, 2002, as compared to $8.2 million, or $1.03 per share, for the same period in 2001. Net income for the six months ended June 30, 2002 of $17.5 million, or $2.24 per share, increased $2.9 million, or 20.1%, from $14.6 million, or $1.83 per share, for the same period in 2001. Net income adjusted for the exclusion of goodwill amortization, net of tax effect, was $8.7 million, or $1.09 per share, and $15.6 million, or $1.95 per share, for the three and six month periods ended June 30, 2001.

Results of Operations
     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully-taxable equivalent (“FTE”) basis, net interest income increased $4.4 million, or 14.2%, to $35.4 million for the three months ended June 30, 2002 compared to $31.0 million for the same period in the prior year. For the six months ended June 30, 2002, FTE net interest income of $69.6 million increased $9.7 million, or 16.1%, from $59.9 million for the same period in 2001. These increases are primarily the result of higher loan volumes combined with an increase in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The FTE net interest margin ratio increased 24 basis points to 4.82% for the six months ended June 30, 2002 as compared to 4.58% for the same period in the prior year.

     Non-interest Income. The Company’s principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $1.3 million, or 10.9%, to $13.9 million for the three months ended June 30, 2002 from $12.6 million for the same period in 2001. Non-interest income increased $3.3 million, or 13.8%, to $27.1 million for the six months ended June 30, 2002 from $23.8 million for the same period in 2001. Significant components of the quarter-to-date and year-to-date increases are discussed below.

     Service charges on deposit accounts increased $241 thousand, or 6.5%, to $3.9 million for the quarter ended June 30, 2002 from $3.7 million for the same period in 2001. For the six months ended June 30, 2002, service charges on deposits accounts of $7.6 million increased $486 thousand, or 6.8%, from $7.2 million for the same period in 2001. These increases are primarily due to increases in the number of deposit accounts subject to service charges.

     Technology services revenues increased $81 thousand, or 3.1%, to $2.7 million for the quarter ended June 30, 2002 from $2.6 million for the same period in the prior year. For the six months ended June 30, 2002, technology services revenues of $5.3 million increased $347 thousand, or 7.0%, from $5.0 million for the same period in 2001. These increases are primarily due to increases in the number of customers using the Company’s item processing services and higher ATM transaction volumes.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale, loan servicing fee income, credit card fee income, brokerage revenues, debit card interchange fee income and ATM service charge revenues. Other service charges, commissions and fees increased $709 thousand, or 17.5%, to $4.8 million for the quarter ended June 30, 2002 as compared to $4.0 million for the same period in the prior year. For the six months ended June 30, 2002, other service changes, commissions and fees of $9.6 million increased $2.3 million, or 31.8%, from $7.3 million for the same period in 2001. Origination and processing fees on residential real estate loans sold increased $1.7 million during the first half of 2002 as compared to the same period in the prior year principally due to the high volume of refinancing activity spurred by decreases in residential lending rates. The remaining quarter-to-date and year-to-date increases are primarily attributable to fee income resulting from higher volumes of credit and debit card transactions and increases in loan servicing income.

     The Company recorded net income from other real estate owned (“OREO”) of $216 thousand and $205 thousand, respectively, during the three and six months period ended June 30, 2002 as compared to net OREO expense of $76 thousand and $123 thousand, respectively, during the same periods in the prior year. Variations in net OREO income or expense during the periods is primarily the result of realized gains or losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company’s markets.

     Non-Interest Expense. Non-interest expense increased $4.4 million, or 15.5%, to $33.0 million for the quarter ended June 30, 2002 from $28.6 million for the same period in 2001. Non-interest expense increased $6.2 million, or 10.8%, to $63.1 million for the six months ended June 30, 2002 from $56.9 million for the same period in 2001. Significant components of the quarter-to-date and year-to-date increases are discussed below:

     Salaries, wages and employee benefits expenses increased $2.5 million, or 17.0%, to $17.2 million for the quarter ended June 30, 2002 as compared to $14.7 million for the same period in the prior year. For the six months ended June 30, 2002, salaries, wages and employee benefits expense of $34.2 million increased $4.3 million, or 14.4%, from $29.9 million for the same period in 2001. These increases are primarily due to inflationary wage increases, higher staffing levels and rising group health insurance costs. Approximately 13% of the quarter-to-date and 15% of the year-to-date increases are attributable to new branches opened since first quarter 2001. The year-to-date increase was partially offset by a $361 thousand decrease in compensation expense related to outstanding stock options.

     Occupancy expense increased $388 thousand, or 16.9%, to $2.7 million for the quarter ended June 30, 2002 compared to $2.3 million for the same period in 2001 and $606 thousand, or 13.1%, to $5.2 million for the six months ended June 30, 2002 from $4.6 million for the same period in 2001. These increases are primarily due to increases in rent, property tax and maintenance expenses. Approximately 17% and 27%, respectively, of the quarter-to-date and year-to-date increases are attributable to new branches opened since first quarter 2001. The remaining increase is primarily inflationary in nature.

     Furniture and equipment expenses increased $397 thousand, or 13.1%, to $3.4 million for the quarter ended June 30, 2002 from $3.0 million for the same period in 2001. For the six months ended June 30, 2002, furniture and equipment expenses of $6.6 million increased $684 thousand, or 11.6%, from $5.9 million for the same period in 2001. These increases are primarily due to depreciation and maintenance expenses associated with upgrades of existing facilities, the addition of new facilities and technology upgrades. Approximately 15% of the quarter-to-date increase and 18% of the year-to-date increase is attributable to new branches opened since first quarter 2001.

     Other expenses include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and, amortization and impairment charges or reversals on capitalized loan servicing rights. Other expenses increased $1.7 million, or 22.8%, to $9.3 million for the quarter ended June 30, 2002 from $7.5 million for the same period in 2001. For the six months ended June 30, 2002, other expenses of $16.2 million increased $1.8 million, or 12.1%, from $14.5 million for the same period in 2001. During second quarter 2002, the Company recorded impairment charges on capitalized loan servicing rights of $473 thousand and increased amortization expense by $273 thousand to reflect changes in the estimated prepayment levels of the underlying loans. Approximately 4% of the quarter-to-date increase and 10% of the year-to-date increase is attributable to new branches opened since first quarter 2001. The remaining quarter-to-date and year-to-date increases are primarily attributable to higher donation expense and normal inflationary expense increases.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 36.2% and 35.9% for the six months ended June 30, 2002 and 2001, respectively.

Business Line Results
     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and six month periods ended June 30, 2002 and 2001.

     Community Banking. Community banking net income increased $2.0 million, or 11.3%, to $20.2 million for the six months ended June 30, 2002 as compared to $18.2 million for the same period in the prior year primarily due to increases in net interest income; the result of higher volumes of loans and deposits combined with increases in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities; and, increases in processing and origination fees on residential real estate loans sold. Increases in income were partially offset by inflationary increases in salary and benefits expenses, increases in provisions for loan losses and the additional expenses of new branch offices opened since first quarter 2001. Community banking net income adjusted for the exclusion of goodwill amortization, net of tax effect, was $10.5 million and $19.1 million for the three and six month periods ended June 30, 2002, respectively.

     Technology Services. Technology services net income increased $14 thousand, or less than 1%, to $1.6 million for the six months ended June 30, 2002 as compared to $1.5 million for the same period in the prior year. Increases in external revenues were largely offset by decreases in interest income, additional expenses associated with technology upgrades, the addition of two item processing centers since first quarter 2001 and normal inflationary increases.

     Other. Other net losses decreased $872 thousand, or 17.1%, to $4.2 million for the six months ended June 30, 2002 as compared to $5.1 million for the same period in the prior year primarily due to decreases in interest expense on long-term debt and compensation expense related to outstanding stock options.

Financial Condition
     Loans. Exclusive of residential real estate loans held for sale, total loans increased $105 million, or 5.1%, to $2,172 million as of June 30, 2002 from $2,067 million as of December 31, 2001 due to internal growth. All major categories of loans increased from December 31, 2001 with the most significant increases occurring in commercial and real estate loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $24 million, or 3.5%, to $669 million as of June 30, 2002 from $693 million as of December 31, 2001. Proceeds from maturities and paydowns of investment securities during the period were used to fund loan growth.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $31 million, or 10.7%, to $262 million as of June 30, 2002 from $293 million as of December 31, 2001. Available funds were used to fund loan growth and reduce long-term debt.

     Loan Servicing Rights. Loan servicing rights increased $3 million, or 49.7%, to $9 million as of June 30, 2002 compared to $6 million as of December 31, 2001. The Company purchased loan servicing rights of $883 thousand and reversed impairment reserves of $157 thousand during the first half of 2002. The remaining increase is the result of internal originations of loan servicing rights.

     Deposits. Total deposits increased $55 million, or 2%, to $2,727 million as of June 30, 2002 from $2,673 million as of December 31, 2001 due to internal growth, principally in savings and time deposits.

     Other Funding Sources. Other funding sources include short-term borrowings from the Federal Home Loan Bank of Seattle, repurchase agreements with primarily commercial depositors and, on a seasonal basis, Federal funds purchased. Other funding sources decreased $32 million, or 11.4%, to $249 million as of June 30, 2002 from $281 million as of December 31, 2001 primarily due to decreases in repurchase agreements. The average balance of repurchase agreements at June 30, 2002 was $230 million as compared to $240 million at December 31, 2001.

     Long Term Debt. Long-term debt is comprised principally of an unsecured revolving term loan and unsecured subordinated notes. Long-term debt decreased $10 million, or 28.8% to $24 million as of June 30, 2002 from $34 million as of December 31, 2001 primarily due to repayment of advances on the unsecured revolving term loan.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $10 million, or 76.9%, to $23 million as of June 30, 2002 as compared to $13 million as of December 31, 2001 primarily due to the timing of corporate income tax payments.

Asset Quality
     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $7 million, or 26.0%, to $33 million as of June 30, 2002 as compared to $26 million as of December 31, 2001 primarily due to one commercial loan placed on nonaccrual during first quarter 2002.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses increased $657 thousand, or 49.5%, to $2.0 million for the three months ended June 30, 2002 from $1.3 million for the same period in 2001 and $2.1 million, or 82.0%, to $4.6 million for the six months ended June 30, 2002 from $2.5 million for the same period in 2001. Increases from the prior year primarily result from increases in non-performing and potential problem loans; softening economic conditions in the Company’s market areas, particularly in agriculture and hotel/motel market sectors; and, slowing regional and national economies. The allowance for loan losses was $36 million, or 1.64% of total loans, at June 30, 2002 as compared to $34 million, or 1.61% of total loans, at December 31, 2001.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s December 31, 2001 Form 10-K.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes in legal proceedings from December 31, 2001.

Item 2.	Changes in Securities
None.

Item 3.	Defaults upon Senior Indebtedness
None.

Item 4.	Submission of Matters to a Vote of Security Holders
The following matter was submitted to a vote of security holders at the Annual Meeting of Shareholders of First Interstate BancSystem, Inc. on May 17, 2002:

Matter	For	Against	Not Voted

Election of Directors
Directors Continuing in Office:
James W. Haugh	6,960,095	60,246	823,715
C. Gary Jennings	6,960,095	60,246	823,715
Robert L. Nance	6,960,095	60,246	823,715
Thomas W. Scott	6,960,409	59,932	823,715

Item 5.	Other Information
Not applicable or required.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits. None

(b)	A report on Form 8-K dated April 25, 2002 was filed by the Company providing first quarter 2002 performance results and comments on same from Company management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FIRST INTERSTATE BANCSYSTEM, INC.

Date	August 5, 2002	/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

Date	August 5, 2002	/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
OF
FIRST INTERSTATE BANCSYSTEM, INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of First Interstate BancSystem, Inc. (the “Registrant”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2002.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of August 5, 2002.

/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer