Form 10-Q
period 2002-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2002-11-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Registrant had 7,803,938 shares of common stock outstanding on October 31, 2002.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
Assets	2002	2001

Cash and due from banks	$235,660	$152,609
Federal funds sold	92,845	82,185
Interest bearing deposits in banks	15,547	58,242
Investment securities:
Available-for-sale	631,977	593,104
Held-to-maturity	84,042	100,074

Total investment securities	716,019	693,178
Loans	2,226,715	2,122,102
Less allowance for loan losses	35,827	34,091

Net loans	2,190,888	2,088,011
Premises and equipment, net	92,573	91,346
Accrued interest receivable	23,335	24,804
Goodwill	33,031	33,171
Other intangible assets, net of accumulated amortization and impairment reserves	11,726	12,001
Other real estate owned, net	1,196	414
Other assets	88,133	42,889

Total assets	$3,500,953	$3,278,850

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$580,033	$536,022
Interest bearing	2,314,125	2,136,725

Total deposits	2,894,158	2,672,747
Federal funds purchased	—	625
Securities sold under repurchase agreements	270,076	271,952
Accrued interest payable	14,288	16,917
Accounts payable and accrued expenses	11,300	12,114
Other borrowed funds	8,136	8,095
Long-term debt	24,629	34,331
Trust preferred securities	40,000	40,000

Total liabilities	3,262,587	3,056,781
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2002 or December 31, 2001	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,810,719 shares as of September 30, 2002 and 7,848,704 shares as of December 31, 2001	3,579	5,184
Retained earnings	230,624	212,314
Accumulated other comprehensive income	4,163	4,571

Total stockholders’ equity	238,366	222,069

Total liabilities and stockholders’ equity	$3,500,953	$3,278,850

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$41,319	$46,018	$123,680	$137,551
Interest and dividends on investment securities:
Taxable	8,428	7,802	25,026	22,870
Exempt from Federal taxes	953	923	2,860	2,729
Interest on deposits in banks	63	119	174	187
Interest on Federal funds sold	506	984	943	2,383

Total interest income	51,269	55,846	152,683	165,720

Interest expense:
Interest on deposits	14,269	19,596	42,881	63,029
Interest on Federal funds purchased	—	16	3	71
Interest on securities sold under repurchase agreements	918	1,815	2,692	6,281
Interest on other borrowed funds	20	70	67	290
Interest on long-term debt	491	712	1,588	2,207
Interest on trust preferred securities	883	882	2,647	2,647

Total interest expense	16,581	23,091	49,878	74,525

Net interest income	34,688	32,755	102,805	91,195
Provision for loan losses	2,132	2,286	6,739	4,817

Net interest income after provision for loan losses	32,556	30,469	96,066	86,378
Non-interest income:
Income from fiduciary activities	1,199	1,136	3,452	3,463
Service charges on deposit accounts	3,980	3,637	11,621	10,792
Technology services	2,800	2,681	8,121	7,655
Other service charges, commissions and fees	5,201	4,768	14,765	12,026
Investment securities gains, net	2,102	16	2,291	142
Other real estate income (expense)	(14)	17	191	(106)
Other income	2,439	1,144	4,360	3,232

Total non-interest income	17,707	13,399	44,801	37,204

Non-interest expense:
Salaries, wages and employee benefits	17,686	15,866	51,911	45,785
Occupancy, net	2,667	2,391	7,892	7,010
Furniture and equipment	3,361	3,062	9,933	8,950
FDIC insurance	112	112	341	330
Other intangible assets amortization	1,089	644	2,574	1,859
Goodwill amortization	—	541	—	1,653
Other expenses	12,282	7,325	27,660	21,299

Total non-interest expense	37,197	29,941	100,311	86,886

Income before income taxes	13,066	13,927	40,556	36,696
Income tax expense	4,709	5,075	14,660	13,242

Net income	$8,357	$8,852	$25,896	$23,454

Net income, as adjusted (see note 2)	$8,357	$9,319	$25,896	$24,883

Basic earnings per common share	$1.07	$1.13	$3.31	$2.99

Basic earnings per common share, as adjusted (see note 2)	$1.07	$1.19	$3.31	$3.17

Diluted earnings per common share	$1.07	$1.12	$3.31	$2.95

Diluted earnings per common share, as adjusted (see note 2)	$1.07	$1.18	$3.31	$3.13

Dividends per common share	$0.33	$0.31	$0.97	$0.84

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders'
	stock	earnings	income	equity

Balance at December 31, 2001	$5,184	$212,314	$4,571	$222,069
Comprehensive income:
Net income	—	25,896	—	25,896
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,154	—	—	(1,806)	(1,806)
Less reclassification adjustment for gains included in net income, net of income tax expense of $893	—	—	1,398	1,398

Other comprehensive income				(408)

Total comprehensive income				25,488

Common stock transactions:
66,756 shares retired	(2,881)	—	—	(2,881)
28,771 shares issued	1,276	—	—	1,276
Cash dividends declared:
Common ($0.97 per share)	—	(7,586)	—	(7,586)

Balance at September 30, 2002	$3,579	$230,624	$4,163	$238,366

Balance at December 31, 2000	$7,101	$190,410	$475	$197,986
Comprehensive income:
Net income	—	23,454	—	23,454
Unrealized gains on available-for-sale investment securities, net of income tax expense of $4,895	—	—	7,658	7,658
Less reclassification adjustment for gains included in net income, net of income tax expense of $55	—	—	(87)	(87)
Cumulative effect of adoption of SFAS No. 133, transfer of held-to-maturity securities to available- for-sale, net of income tax benefit of $364	—	—	(569)	(569)

Other comprehensive income				7,002

Total comprehensive income				30,456

Common stock transactions
83,689 shares retired	(3,243)	—	—	(3,243)
23,516 shares issued	929	—	—	929
Cash dividends declared:
Common ($0.84 per share)	—	(6,603)	—	(6,603)

Balance at September 30, 2001	$4,787	$207,261	$7,477	$219,525

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$25,896	$23,454
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(117)	(66)
Provision for loan and other real estate losses	6,739	4,852
Depreciation and amortization	10,432	10,998
Net premium amortization (discount accretion) on investment securities	474	(115)
Gain on disposition of investment securities	(2,291)	(142)
Gain on sale of loans	(2,124)	(1,612)
Loss (gain) on sale of other real estate owned	(241)	27
Loss on sale of property and equipment	124	47
Increase in valuation reserve for mortgage servicing rights	2,781	—
Write-down of premise and equipment	847	85
Change in deferred income taxes	(2,249)	1,571
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,201	(190)
Decrease (increase) in other assets	9,357	(4,438)
Decrease in accrued interest payable	(2,556)	(800)
Decrease in accounts payable and accrued expenses	(770)	(1,144)

Net cash provided by operating activities	47,503	32,527

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(2,652)	(4,336)
Available-for-sale	(460,100)	(409,534)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	18,847	31,113
Available-for-sale	393,296	303,273
Proceeds from sales of available-for-sale securities	28,908	17,647
Purchases and originations of mortgage servicing rights	(5,080)	(2,261)
Purchase of bank-owned life insurance	(50,000)	—
Extensions of credit to customers, net of repayments	(129,606)	(124,283)
Recoveries of loans charged-off	1,762	1,569
Proceeds from sales of other real estate	1,208	1,870
Net capital expenditures	(12,927)	(8,709)
Capital distributions from (contributions to) joint ventures	150	(200)
Proceeds from sale of banking office, net of cash payments	(4,737)	—

Net cash used in investing activities	(220,931)	(193,851)

Cash flows from financing activities:
Net increase in deposits	244,399	244,413
Net increase (decrease) in Federal funds and repurchase agreements	(1,139)	18,326
Net increase in other borrowed funds	41	589
Borrowings of long-term debt	28,158	25,900
Repayments of long-term debt	(37,860)	(23,960)
Net decrease in debt issuance costs	71	71
Proceeds from issuance of common stock	1,241	854
Payments to retire common stock	(2,881)	(3,243)
Dividends paid on common stock	(7,586)	(6,603)

Net cash provided by financing activities	224,444	256,347

Net increase in cash and cash equivalents	51,016	95,023
Cash and cash equivalents at beginning of period	293,036	169,245

Cash and cash equivalents at end of period	$344,052	$264,268

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,926	$75,325
Cash paid during the period for income taxes	$10,812	$9,282

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001, and the results of operations and cash flows for each of the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2001 is derived from audited consolidated financial statements; however, certain reclassifications have been made to conform to the September 30, 2002 presentation.

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

A reconciliation of reported net income to net income adjusted to exclude goodwill amortization, net of tax effect, follows:

	Three months ended		Nine months ended
	9/30/02	9/30/01	9/30/02	9/30/01

Income statement:
Reported net income	$8,357	$8,852	$25,896	$23,454
Add back goodwill amortization, net of tax effect	—	467	—	1,429

Adjusted net income	$8,357	$9,319	$25,896	$24,883

Basic earnings per share:
Reported basic earnings per share	$1.07	$1.13	$3.31	$2.99
Add back goodwill amortization, net of tax effect	—	0.06	—	0.18

Adjusted basic earnings per share	$1.07	$1.19	$3.31	$3.17

Diluted earnings per share:
Reported diluted earnings per share	$1.07	$1.12	$3.31	$2.95
Add back goodwill amortization, net of tax effect	—	0.06	—	0.18

Adjusted diluted earnings per share	$1.07	$1.18	$3.31	$3.13

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001.

	Three months ended		Nine months ended
	9/30/02	9/30/01	9/30/02	9/30/01

Net income, as adjusted (see note 2)	$8,357	$9,319	$25,896	$24,883

Average outstanding shares — basic	7,798,530	7,837,872	7,817,271	7,853,869
Add: effect of dilutive stock options	21,269	54,091	13,820	86,685

Average outstanding shares — diluted	7,819,799	7,891,963	7,831,091	7,940,554

Basic earnings per share, as adjusted	$1.07	$1.19	$3.31	$3.17

Diluted earnings per share, as adjusted	$1.07	$1.18	$3.31	$3.13

(5)	Cash Dividends

On October 15, 2002, the Company declared and paid a cash dividend on third quarter earnings of $0.32 per share to stockholders of record on October 15, 2002. It has been the Company’s practice to pay quarterly dividends based upon earnings. The October 2002 dividend represents 30% of the Company’s net income for the quarter ended September 30, 2002 exclusive of compensation expense related to outstanding stock options.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At September 30, 2002 the partnership had indebtedness of $7,804, which is full recourse to the partners.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At September 30, 2002, stand-by letters of credit in the amount of $65,142 were outstanding. Commitments to extend credit to borrowers approximated $529,463 at September 30, 2002, which includes $106,353 on unused credit card lines and $96,216 with commitment maturities beyond one year.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Selected business line information for the three and nine month periods ended September 30, 2002 and 2001 follows:

	Three Months Ended September 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$36,012	$11	$(1,335)	$34,688
Provision for loan losses	2,132	—	—	2,132

Net interest income (expense) after provision	33,880	11	(1,335)	32,556
Non-interest income:
External sources	14,846	2,800	61	17,707
Other operating segments	2	3,164	(3,166)	—
Non-interest expense	32,609	4,683	(95)	37,197

Income (loss) before income taxes	16,119	1,292	(4,345)	13,066
Income tax expense (benefit)	5,735	514	(1,540)	4,709

Net income (loss)	$10,384	$778	$(2,805)	$8,357

Depreciation and amortization expense	$3,738	$—	$33	$3,771

	Nine Months Ended September 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$106,908	$28	$(4,131)	$102,805
Provision for loan losses	6,739	—	—	6,739

Net interest income (expense) after provision	100,169	28	(4,131)	96,066
Non-interest income:
External sources	36,260	8,121	420	44,801
Other operating segments	5	8,958	(8,963)	—
Non-interest expense	88,809	13,226	(1,724)	100,311

Income (loss) before income taxes	47,625	3,881	(10,950)	40,556
Income tax expense (benefit)	17,025	1,541	(3,906)	14,660

Net income (loss)	$30,600	$2,340	$(7,044)	$25,896

Depreciation and amortization expense	$10,332	$—	$100	$10,432

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2001

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$34,307	$27	$(1,579)	$32,755
Provision for loan losses	1,946	—	340	2,286

Net interest income (expense) after provision	32,361	27	(1,919)	30,469
Non-interest income:
External sources	10,555	2,683	161	13,399
Other operating segments	—	3,013	(3,013)	—
Non-interest expense	26,619	4,459	(1,137)	29,941

Income (loss) before income taxes	16,297	1,264	(3,634)	13,927
Income tax expense (benefit)	5,859	502	(1,286)	5,075

Net income (loss)	$10,438	$762	$(2,348)	$8,852

Net income (loss), as adjusted (see note 2)	$10,905	$762	$(2,348)	$9,319

Depreciation and amortization expense	$3,673	$4	$37	$3,714

	Nine Months Ended September 30, 2001

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$95,888	$94	$(4,787)	$91,195
Provision for loan losses	4,417	—	400	4,817

Net interest income (expense) after provision	91,471	94	(5,187)	86,378
Non-interest income:
External sources	29,341	7,661	202	37,204
Other operating segments	—	8,700	(8,700)	—
Non-interest expense	76,356	12,627	(2,097)	86,886

Income (loss) before income taxes	44,456	3,828	(11,588)	36,696
Income tax expense (benefit)	15,855	1,519	(4,132)	13,242

Net income (loss)	$28,601	$2,309	$(7,456)	$23,454

Net income (loss), as adjusted (see note 2)	$30,030	$2,309	$(7,456)	$24,883

Depreciation and amortization expense	$10,866	$11	$121	$10,998

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and nine-month periods ended September 30, 2002, with comparisons to 2001 as applicable. All earnings per share figures are presented on a diluted basis.

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

     Net cash provided by operating activities, primarily net income, increased $15 million to $48 million during the nine months ended September 30, 2002 as compared to $33 million during the same period in the prior year.

     Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities increased $27 million to $221 million during the nine months ended September 30, 2002 as compared to $194 million during the same period in 2001 primarily due to the Company’s investment in bank owned life insurance.

     Net cash used in or provided by financing activities is primarily generated through changes in customer deposits, advances and repayments of short and long term borrowings or the issuance of common stock. Net cash provided by financing activities decreased $32 million to $224 million during the nine months ended September 30, 2002 as compared to $256 million for the same period in the prior year primarily due to repayment of long term debt.

     As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. Substantially all of the Parent Company’s revenues are obtained from management fees and dividends declared and paid by its banking subsidiary. There are statutory and regulatory provisions that could limit the ability of the banking subsidiary to pay dividends to the Parent Company. In general, the banking subsidiary is limited to paying dividends that do not exceed current year net profits together with retained earnings from the two preceding calendar years. As of September 30, 2002, the banking subsidiary had approximately $43 million available to be paid as dividends to the Parent Company. However, in order for the banking subsidiary to continue to meet the “well-capitalized” requirements issued by the Federal Reserve Board, the amount available to be paid as dividends to the Parent Company is limited to approximately $28 million.

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At September 30, 2002 the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

OVERVIEW

     The Company reported net income of $8.4 million, or $1.07 per share, during the three months ended September 30, 2002, as compared to $8.9 million, or $1.12 per share, for the same period in 2001. Net income for the nine months ended September 30, 2002 of $25.9 million, or $3.31 per share, increased $2.4 million, or 10.4%, from $23.5 million, or $2.95 per share, for the same period in 2001. Net income adjusted for the exclusion of goodwill amortization, net of tax effect, was $9.3 million, or $1.18 per share, and $24.9 million, or $3.13 per share, for the three and nine month periods ended September 30, 2001, respectively.

Results of Operations

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully-taxable equivalent (“FTE”) basis, net interest income increased $1.9 million, or 5.7%, to $35.4 million for the three months ended September 30, 2002 compared to $33.5 million for the same period in the prior year. For the nine months ended September 30, 2002, FTE net interest income of $105.1 million increased $11.6 million, or 12.4%, from $93.5 million for the same period in 2001. These increases are primarily the result of higher loan volumes combined with an increase in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The FTE net interest margin ratio increased 12 basis points to 4.76% for the nine months ended September 30, 2002 as compared to 4.64% for the same period in the prior year.

     Non-interest Income. The Company’s principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $4.3 million, or 32.2%, to $17.7 million for the three months ended September 30, 2002 from $13.4 million for the same period in 2001. Non-interest income increased $7.6 million, or 20.4%, to $44.8 million for the nine months ended September 30, 2002 from $37.2 million for the same period in 2001. Significant components of the quarter-to-date and year-to-date increases are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale, mortgage servicing fee income, credit card fee income, brokerage revenues, debit card interchange fee income and ATM service charge revenues. Other service charges, commissions and fees increased $433 thousand, or 9.1%, to $5.2 million for the quarter ended September 30, 2002 as compared to $4.8 million for the same period in the prior year. For the nine months ended September 30, 2002, other service changes, commissions and fees of $14.8 million increased $2.7 million, or 22.8%, from $12.0 million for the same period in 2001. Origination and processing fees on residential real estate loans sold increased $1.7 million during the first nine months of 2002 as compared to the same period in the prior year principally due to the high volume of refinancing activity spurred by decreases in residential lending rates. The remaining quarter-to-date and year-to-date increases are primarily attributable to fee income resulting from higher volumes of credit and debit card transactions and increases in mortgage servicing income.

     Net investment securities gains of $2.3 million for the nine months ended September 30, 2002 increased $2.1 million from $142 thousand for the same period in the prior year primarily due to gains on investment securities sold during third quarter 2002 principally to offset impairment charges related to capitalized mortgage servicing rights.

     Other income increased $1.3 million, or 113.2%, to $2.4 million for the quarter ended September 30, 2002 as compared to $1.1 million for the same period in the prior year. For the nine months ended September 30, 2002, other income of $4.4 million increased $1.1 million, or 34.9%, from $3.2 million for the same period in the prior year. These increases are primarily the result of a one-time gain of $1.2 million related to the third quarter 2002 sale of a branch banking office.

     Non-Interest Expense. Non-interest expense increased $7.3 million, or 24.2%, to $37.2 million for the quarter ended September 30, 2002 from $29.9 million for the same period in 2001. Non-interest expense increased $13.4 million, or 15.5%, to $100.3 million for the nine months ended September 30, 2002 from $86.9 million for the same period in 2001. Significant components of the quarter-to-date and year-to-date increases are discussed below:

     Salaries, wages and employee benefits expenses increased $1.8 million, or 11.5%, to $17.7 million for the quarter ended September 30, 2002 as compared to $15.9 million for the same period in the prior year. For the nine months ended September 30, 2002, salaries, wages and employee benefits expense of $51.9 million increased $6.1 million, or 13.4%, from $45.8 million for the same period in 2001. These increases are primarily due to inflationary wage increases, higher staffing levels associated with internal growth and rising group health insurance costs. Approximately 26% of the quarter-to-date and 15% of the year-to-date increases are attributable to new branches opened since first quarter 2001. The year-to-date increase was partially offset by a $400 thousand decrease in compensation expense related to outstanding stock options.

     Occupancy expense increased $276 thousand, or 11.5%, to $2.7 million for the quarter ended September 30, 2002 compared to $2.4 million for the same period in 2001 and $882 thousand, or 12.6%, to $7.9 million for the nine months ended September 30, 2002 from $7.0 million for the same period in 2001. These increases are primarily due to higher rent, property tax and maintenance expenses. Approximately 29% of the quarter-to-date and 23% of the year-to-date increases are attributable to new branches opened since first quarter 2001. The remaining increase is primarily inflationary in nature.

     Furniture and equipment expenses increased $299 thousand, or 9.8%, to $3.4 million for the quarter ended September 30, 2002 from $3.1 million for the same period in 2001. For the nine months ended September 30, 2002, furniture and equipment expenses of $9.9 million increased $983 thousand, or 11.0%, from $9.0 million for the same period in 2001. These increases are primarily due to depreciation and maintenance expenses associated with upgrades of existing facilities, the addition of new facilities and technology upgrades. Approximately 32% of the quarter-to-date increase and 19% of the year-to-date increase is attributable to new branches opened since first quarter 2001.

     Other intangible assets amortization expense increased $445 thousand, or 69.1%, to $1.1 million for the quarter ended September 30, 2002 as compared to $644 thousand for the same period in the prior year. For the nine months ended September 30, 2002, intangible amortization expense of $2.6 million increased $715 thousand, or 38.5%, as compared to $1.9 million for the same period in the prior year. These increases are due to higher mortgage servicing rights amortization expense, the result of growth in the mortgage servicing portfolio combined with an acceleration of amortization due to changes in estimated prepayment levels of the underlying loans.

     Other expenses include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges related to capitalized mortgage servicing rights and long-lived assets pending disposal. Other expenses increased $5.0 million, or 67.7%, to $12.3 million for the quarter ended September 30, 2002 from $7.3 million for the same period in 2001. For the nine months ended September 30, 2002, other expenses of $27.7 million increased $6.4 million, or 29.9%, from $21.3 million for the same period in 2001. During third quarter 2002, the Company recorded impairment charges of $2.9 million related to capitalized mortgage servicing rights and $847 thousand related to long-lived assets pending disposal. In addition, approximately 4% of the quarter-to-date increase and 6% of the year-to-date increase is attributable to new branches opened since first quarter 2001. The remaining quarter-to-date and year-to-date increases are primarily attributable to higher donation and professional fee expenses and normal inflationary expense increases.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 39.5% and 39.2% for the nine months ended September 30, 2002 and 2001, respectively.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and nine-month periods ended September 30, 2002 and 2001.

     Community Banking. Community banking net income increased $2.0 million, or 7.0%, to $30.6 million for the nine months ended September 30, 2002 as compared to $28.6 million for the same period in the prior year primarily due to the discontinuation of goodwill amortization. During third quarter 2002, the community banking segment recorded a one-time gain of $1.2 million related to the sale of a branch banking office and gains of $2.1 million on sales of investment securities. Investment securities gains were used to offset impairment charges of $2.9 million related to capitalized mortgage servicing rights also recorded during third quarter 2002.

     Technology Services. Technology services net income increased $31 thousand, or 1.3%, to $2.3 million for the nine months ended September 30, 2002 as compared to the same period in the prior year. Increases in external revenues were largely offset by decreases in interest income, additional expenses associated with technology upgrades, the addition of two item processing centers since first quarter 2001 and normal inflationary increases.

     Other. Other net losses decreased $412 thousand, or 5.5%, to $7.0 million for the nine months ended September 30, 2002 as compared to $7.5 million for the same period in the prior year primarily due to decreases in interest expense on long-term debt, lower provisions for loan losses and decreases in compensation expense related to outstanding stock options. These cost savings were partially offset by third quarter 2002 impairment charges of $847 thousand related to a long-lived asset pending disposition.

Financial Condition

     Loans. Exclusive of residential real estate loans held for sale, total loans increased $120 million, or 5.8%, to $2,187 million as of September 30, 2002 from $2,067 million as of December 31, 2001 due to internal growth. All major categories of loans, except consumer loans, increased from December 31, 2001 with the most significant increases occurring in commercial and real estate loans. Consumer loans decreased less than 1% from December 31, 2001.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $23 million, or 3.3%, to $716 million as of September 30, 2002 from $693 million as of December 31, 2001. This increase was primarily funded through internal deposit growth.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $51 million, or 17.4%, to $344 million as of September 30, 2002 from $293 million as of December 31, 2001. Excess funds generated primarily through deposit growth were temporarily invested in short-term cash and cash equivalents.

     Other Intangible Assets. Other intangible assets include core deposit intangibles and capitalized mortgage servicing rights. Other intangible assets of $12 million as of September 30, 2002 decreased $275 thousand, or 2.3%, from December 31, 2001. Exclusive of impairment reserves, capitalized mortgage servicing rights increased $3 million, or 46.7%, to $11 million as of September 30, 2002 compared to $7 million as of December 31, 2001 primarily due to internal loan origination. Impairment reserves were $4 million as of September 30, 2002 and $1 million as of December 31, 2001. Core deposit intangibles decreased $1 million, or 19.4%, to $5 million as of September 30, 2002 from $6 million as of December 31, 2001 due to scheduled amortization.

     Other Assets. Other assets increased $45 million, or 105.5%, to $88 million as of September 30, 2002 from $43 million as of December 31, 2002 primarily due to the purchase of $50 million of bank-owned life insurance. This increase was partially offset by the redemption of $4 million of Federal Home Loan Bank equity securities.

     Deposits. Total deposits increased $221 million, or 8.3%, to $2,894 million as of September 30, 2002 from $2,673 million as of December 31, 2001 due to internal growth, principally in savings and time deposits.

     Long Term Debt. Long-term debt is comprised principally of an unsecured revolving term loan and unsecured subordinated notes. Long-term debt decreased $10 million, or 28.3% to $25 million as of September 30, 2002 from $34 million as of December 31, 2001 primarily due to repayment of advances on the unsecured revolving term loan.

     Accrued Interest Payable. Accrued interest payable decreased $3 million, or 15.5%, to $14 million as of September 30, 2002 from $17 million as of December 31, 2001 primarily due to reductions in interest rates paid on interest-bearing deposits.

Asset Quality

     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $3 million, or 11.3%, to $29 million as of September 30, 2002 as compared to $26 million as of December 31, 2001 primarily due to the loans of one commercial borrower aggregating approximately $6 million placed on nonaccrual during first quarter 2002.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $154 thousand, or 6.7%, to $2.1 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001. The provision for loan losses increased $1.9 million, or 39.9%, to $6.7 million for the nine months ended September 30, 2002 from $4.8 million for the same period in the prior year. Year-to-date increases from the prior year are primarily due to increases in non-performing and potential problem loans; softening economic conditions in the Company’s market areas, particularly in agriculture and hotel/motel market sectors; and, slowing regional and national economies. The allowance for loan losses was $36 million, or 1.61% of total loans, at September 30, 2002 as compared to $34 million, or 1.61% of total loans, at December 31, 2001.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of September 30, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s December 31, 2001 Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2002 (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date. The Company did not implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes in legal proceedings from December 31, 2001.

Item 2.	Changes in Securities
None.

Item 3.	Defaults upon Senior Indebtedness
None.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable or required.

Item 5.	Other Information
Not applicable or required.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits. None

(b) A report on Form 8-K dated July 23, 2002 was filed by the Company providing second quarter 2002 performance results and comments on same from Company management.

A report on Form 8-K dated August 27, 2002 was filed by the Company announcing its agreement to acquire United States National Bank of Red Lodge.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FIRST INTERSTATE BANCSYSTEM, INC.

Date	November 4, 2002	/s/ THOMAS W. SCOTT

Thomas W. Scott
Chief Executive Officer

Date	November 4, 2002	/s/ TERRILL R. MOORE

Terrill R. Moore
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas W. Scott, certify that :

1.	I have reviewed this quarterly report on Form 10-Q of First Interstate BancSystem, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and,

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 4, 2002.

/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terrill R. Moore, certify that :

1.	I have reviewed this quarterly report on Form 10-Q of First Interstate BancSystem, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and,

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 4, 2002.

/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of First Interstate BancSystem, Inc. (the “Registrant”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of November 4, 2002.

/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer