Form 10-K
period 2002-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2003-03-19
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2002

Commission File Number: 000-49733

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

Securities registered pursuant to Section 12(g) of the Act: Common stock without par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ✓ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [✓] No

The aggregate market value (appraised minority value) of the common stock of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2002, was $13,769,624.

The number of shares outstanding of the registrant’s common stock as of February 28, 2003 was 7,878,977.

Documents Incorporated by Reference

The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 9, 2003. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I

Item 1. Business

The Company

     First Interstate BancSystem, Inc. (“FIBS” and collectively with its subsidiaries, the “Company”), incorporated in Montana in 1971, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. FIBS is headquartered in Billings, Montana. As of December 31, 2002, the Company had assets of $3.6 billion, deposits of $2.9 billion and total stockholders’ equity of $244 million, making it the largest banking organization in Montana.

     FIBS operates a wholly-owned bank subsidiary, First Interstate Bank (the “Bank”), with 57 banking offices in 30 Montana and Wyoming communities. The Bank, a Montana corporation organized in 1916, delivers a comprehensive range of loan, deposit and investment products and mortgage banking and trust services to meet the needs of individual customers, businesses, and municipalities.

     The Company conducts various other financial-related business activities through wholly-owned non-bank subsidiaries. i_Tech Corporation (“i_Tech”) provides technology services to the Bank and other non-affiliated customers in Montana, Wyoming, Idaho, Washington, Oregon, South Dakota and Colorado. Additionally, i_Tech’s ATM network provides processing support for over 2,093 ATM locations in 32 states. FIB Capital Trust (“FIB Capital”), incorporated under Delaware law in 1997, was formed for the exclusive purpose of issuing mandatorily redeemable trust preferred securities (“trust preferred securities”) and using the proceeds to purchase junior subordinated debentures (“subordinated debentures”) issued by FIBS. FI Reinsurance, Ltd. (“FIR”), domiciled in Nevis Island, West Indies, was formed in 2001 to underwrite, as reinsurer, credit-related life and disability insurance.

     The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.

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

     The Company grants significant autonomy to its banking offices in delivering and pricing products at a local level in response to market considerations and customer needs. This autonomy enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market level. The Company believes this combination of autonomy and accountability allows the banking offices to provide personalized customer service while remaining attentive to financial performance.

     The Company has centralized certain products and business activities to provide consistent service levels to customers Company-wide, to gain efficiency in management of those products and activities and to ensure regulatory compliance. Centralized products and activities include trust, investment, wire transfer, escrow, credit card, technology and escrow services; mortgage servicing; and selected operational activities.

Growth Strategy

     The Company’s growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has an infrastructure in place that will allow for growth and provide economies of scale into the future.

     The Company has opened 19 new banking offices in Montana and Wyoming since 1999. Among these new offices are 11 full service banking offices located inside retail establishments. The Company intends to continue to expand its presence in the Montana and Wyoming markets through the opening of new banking offices; however, future growth through de novo banking offices is likely to occur at a slower rate than the Company has experienced during the previous three years.

     In January 2003, the Company acquired Silver Run Bancorporation, Inc. (“SRBI”), a bank holding company with one banking office. At the date of acquisition, SRBI had loans of $36 million and deposits of $42 million.

The Bank

     The Company’s banking offices are located in communities of approximately 700 to 90,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

Centralized Services

     FIBS and i_Tech provide general oversight and centralized services for the Bank to enable it to serve its markets more effectively. These services include technology services, credit administration, finance and accounting, human asset management and other support services.

     Technology Services. i_Tech provides technology services to the Bank, including system support of the general ledger, investment security, loan, deposit, web banking, imaging, management reporting and cash management systems. i_Tech also manages the Company’s wide-area network and the ATM network used by the Bank and provides item proof and capture services. These technology services are performed through the use of computer hardware owned and maintained by the Bank and software licensed by i_Tech.

     Credit Administration. FIBS assists the Bank in identifying, measuring and monitoring loan concentrations, problem loans and loan portfolio trends. FIBS also controls the risk inherent in the Bank’s loan portfolio through training of Bank personnel; evaluating and implementing periodic modifications to the Bank’s loan policy and lending limits; and, assisting the Bank in determining the loan loss reserve including specific reserve allocations.

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

     Other Support Services. FIBS provides the Bank with legal, compliance, internal auditing, general administration and various other support services.

Lending Activities

     FIBS has comprehensive credit policies establishing Company-wide underwriting and documentation standards to assist Bank management in the lending process and limit risk to the Company. The credit policies establish lending authorities based on the experience level and authority of the lending officer, the type of loan and the type of collateral. The policies also establish thresholds at which loan requests must be approved by a Bank committee.

     The Bank offers short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and small to medium-sized businesses in its market areas. While each loan must meet minimum underwriting standards established in the Company’s credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

     Real Estate Loans. The Bank provides interim and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. The Bank originates variable and fixed rate real estate mortgages, generally in accordance with the guidelines of Fannie Mae and Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are sold in the secondary market. Real estate loans not sold in the secondary market are typically secured by first liens on the financed property and generally mature in less than 15 years.

     Consumer Loans. The Bank’s consumer loans include personal loans, credit card loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in the Company’s market areas. Equity lines of credit are generally floating rate, reviewed annually and secured by real property. Approximately 55% of the Company’s consumer loans are indirect dealer paper that is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers.

     Commercial Loans. The Bank provides a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.

     Agricultural Loans. The Bank’s agricultural loans generally consist of short and medium-term loans and lines of credit that are generally used for crops, livestock, equipment and general operating purposes. Agricultural loans are generally secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.

     For additional information about the Company’s loan portfolio, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans.”

Funding Sources

     The Bank offers traditional depository products including checking, savings and time deposits. Additional funding sources include Federal funds purchased for one day periods, repurchase agreements with primarily commercial depositors, time deposits brokered outside the Company’s market areas and short-term borrowings from the Federal Home Loan Bank of Seattle. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits.

     Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment security at a specified time or on demand. The Company does not, however, physically transfer the investment securities. As of December 31, 2002, all outstanding repurchase agreements were due in one day.

     For additional information on the Banks’ funding sources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Other Borrowed Funds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Federal Funds Purchased and Securities Sold Under Repurchase Agreements,” included in Part II, Item 7.

Competition

     Competition within Montana and Wyoming for banking and related business is strong. The Bank competes with both state and nationally chartered commercial banks for deposits, loans and trust accounts and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, there is significant competition with other institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.

     While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech’s competitors vary in size and include national, regional and local operations.

Employees

     At December 31, 2002, the Company employed 1,605 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Regulation and Supervision

     Financial holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of FIBS and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

First Interstate BancSystem, Inc.

     As a bank holding company and financial holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision and regulation by the Federal Reserve.

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

     As a financial holding company, FIBS may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies. FIBS may engage in authorized financial activities provided that it remains a financial holding company and meets certain regulatory standards of being well-capitalized and well-managed. FIBS must notify the Federal Reserve of its financial activities within a specified time period following its initial engagement in each business or activity.

The Bank

     The Bank is subject to the supervision of and regular examination by the Federal Reserve, the State of Montana, Division of Banking and Financial Institutions and, with respect to its activities in Wyoming, the State of Wyoming, Department of Audit. If any of the foregoing regulatory agencies determines that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of a bank, to assess civil monetary penalties, to remove officers and directors and to terminate a bank’s deposit insurance, which would result in a revocation of a bank’s charter. The Bank has not been the subject of any such actions by regulatory agencies.

     The FDIC insures the deposits of the Bank in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See “Premiums for Deposit Insurance” herein.

Restrictions on Transfers of Funds to FIBS and the Bank

     Large portions of FIBS’s revenues are, and will continue to be, dividends paid by the Bank. The Bank is limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Bank is limited, without the prior consent of its state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

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

     Financial and other transactions between the Bank and FIBS or any FIBS affiliate are also limited under applicable state and federal law. Among other things, the Bank may not lend funds to, or otherwise extend credit to or for the benefit of, FIBS or FIBS affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. In addition, the Federal Reserve has authority to define and limit, from time to time, the transactions between banks and their affiliates. The Federal Reserve has issued Regulation W, to be effective April 1, 2003. Regulation W imposes significant additional limitations on transactions in which the Bank may engage with FIBS or FIBS affiliates in addition to the limits under the federal statutes.

Effect of Government Policies and Legislation

     Banking depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank on deposits and borrowings and the interest rate received by the Bank on loans extended to customers and on investment securities comprises a major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and potential growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of major legislative changes and the impact such changes might have on FIBS or the Bank are impossible to predict.

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

     At December 31, 2002, the Bank and FIBS each met the “well-capitalized” requirements applicable to the respective institution. The “well-capitalized” standard is the highest level of the minimum capital requirements established by the Federal agencies. Neither the Bank nor FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies generally.

     For more information concerning the capital ratios of FIBS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources” and “Notes to Consolidated Financial Statements – Regulatory Capital” included in Part IV, Item 15.

Compliance and Safety and Soundness Standards

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality, and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

Premiums for Deposit Insurance

     Deposits in the Bank are insured by the FDIC in accordance with the Federal Deposit Insurance Act (the “FDIA”). Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The insurance premium charged to a bank is determined based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators and other information. The Bank currently is assessed the most favorable deposit insurance premiums under the risk-based premium system.

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

     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent examination.

Risk Factors

Asset Quality

     A significant source of risk for the Company arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to mitigate this risk by assessing the likelihood of nonperformance, monitoring loan performance and diversifying the Company’s credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business – Lending Activities.”

Interest Rate Risk

     Banking companies’ earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

     For additional information regarding interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Cash Flow.”

Economic Conditions; Limited Geographic Diversification

     The Company’s banking operations are located in Montana and Wyoming. As a result of the geographic concentration of its operations, the Company’s results depend largely upon economic conditions in these areas. Although markets served by the Company are economically diverse, a deterioration in economic conditions could adversely impact the quality of the Company’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Ability of the Company to Execute Its Business Strategy

     The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its future growth. Although the Company believes that it has substantially integrated recently acquired banks into the Company’s operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, any future acquisitions or other future growth may present operating and other problems that could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. The Company’s financial performance will also depend on the Company’s ability to maintain profitable operations through implementation of its Strategic Vision. Moreover, the Company’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

Dependence on Key Personnel

     The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives, including Thomas W. Scott, Chief Executive Officer, Lyle R. Knight, President and Chief Operating Officer, Terrill R. Moore, Senior Vice President and Chief Financial Officer, or Ed Garding, Senior Vice President and Chief Credit Officer could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See Part III, Item 10, “Directors and Executive Officers of Registrant.” In December 2002, the Company announced the beginning of a year-long management transition process. Effective January 1, 2004, Thomas W. Scott will assume the role of Chairman of the Board of Directors of the Company. Lyle R. Knight will succeed Mr. Scott as Chief Executive Officer. Mr. Scott will remain active in oversight of the Company.

Competition

     Several competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. Moreover, the Riegal-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased competition in the Bank’s markets, particularly from larger, multi-state banks. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business – Competition” and “Business – Regulation and Supervision.”

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

Control by Affiliates

     The directors and executive officers of the Company beneficially own 51.9% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns 80.3% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company’s business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.6% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.4% without such restrictions. FIBS has the right of first refusal to repurchase the restricted stock at fair market value per share currently determined as the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase unrestricted stock, but has historically purchased such stock. During 2002, the Company repurchased 22,953 shares of its unrestricted stock from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. (“Savings Plan”) and 55,107 shares of its restricted stock from shareholders. All shares were repurchased at the most recent minority appraised value at the repurchase date.

     The appraised minority value of the FIBS common stock represents the estimated fair market valuation of a minority block of such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates.

     With limited exceptions, FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (2000-2002), FIBS has repurchased a total of 342,618 shares of common stock, 254,706 of which were restricted by shareholder agreements. FIBS repurchased the stock at the most recent appraised minority value at the repurchase date, in accordance with the shareholder agreements. FIBS’s repurchases of stock are subject to corporate law and regulatory restrictions that could prevent stock repurchases. See also Part II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

Forward-Looking Statements

     Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and, other factors referenced in this document, including, without limitation, information under the captions “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, shareholders, trust preferred security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Website Access to United States Securities and Exchange Commission Filings

     All reports filed electronically by the Company with the United States Securities Exchange Commission (“SEC”), including the annual report on Form 10-K, quarterly reports on Form 10-Q and current event reports on Form 8-K, as well as amendments to those reports, are accessible at no cost through the Company’s website at firstinterstatebank.com. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2. Properties

     The Company is the anchor tenant in a commercial building in which the Company’s principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of the two partners, owning a 50% interest in the partnership. As of December 31, 2002, the Company leases approximately 68,879 square feet of space for operations in the building. The Company also leases space for operations, technology services and 24 banking offices in 31 buildings. All other banking offices are located in Company-owned facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of FIBS Capital Stock

     The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,799,748 shares were outstanding as of December 31, 2002, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2002.

Common Stock

     Each share of the common stock is entitled to one vote in the election of directors and in all other matters submitted to a vote of shareholders. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election if they choose to do so, subject to the rights of the holders of the preferred stock. Voting for directors is noncumulative.

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

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.6% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.4% held by 16 shareholders without such restrictions, including the Company’s 401(k) plan which holds 76.8% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Lack of Trading Market; Market Prices.”

     Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking are as follows:

Appraised
Valuation As Of	Minority Value

December 31, 2000	$39.00
March 31, 2001	39.00
June 30, 2001	40.00
September 30, 2001	42.00
December 31, 2001	43.00
March 31, 2002	44.00
June 30, 2002	45.00
September 30, 2002	45.00
December 31, 2002	46.00

     As of December 31, 2002, options for 594,151 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $12.40 to $45.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2002 would be $24.9 million, or a weighted average exercise price of $41.96 per share.

     Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to shareholder’s agreements:

•	Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder’s agreement (“Scott Agreement”). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS’s approval, to the Company’s officers, directors, advisory directors or to the Company’s Savings Plan.

•	Shareholders of the Company who are not Scott family members, with the exception of 16 shareholders who own an aggregate of 656,341 shares of unrestricted stock, are subject to shareholder’s agreements (“Shareholder Agreements”). Stock subject to the Shareholder Agreements may not be sold or transferred without triggering the Company’s option to acquire the stock in accordance with the terms of the Shareholder Agreements. In addition, the Shareholder Agreements grant the Company the right to repurchase all or some of the stock under certain conditions.

     Purchases of FIBS common stock made through the Company’s Savings Plan are not restricted by Shareholder Agreements, due to requirements of Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. However, since the Savings Plan does not allow distributions “in kind,” any distributions from an employee’s account in the Savings Plan will allow, and may require, the Trust Department of the Bank (the “Plan Trustee”), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is likely that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

     There are 581 record shareholders of FIBS as of December 31, 2002, including the Company’s Savings Plan as trustee for 503,949 shares held on behalf of 876 individual participants in the plan. 257 individuals in the Savings Plan also own shares of FIBS stock outside of the Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the Plan.

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

     Historical quarterly dividends for 2001 and 2002 are as follows:

	Month
	Declared	Amount	Total Cash
Quarter	and Paid	Per Share	Dividend

1st quarter 2001	April 2001	$.25	$1,966,110
2nd quarter 2001	July 2001	.31	2,427,846
3rd quarter 2001	October 2001	.34	2,676,300
4th quarter 2001	January 2002	.30	2,352,927
1st quarter 2002	April 2002	.34	2,658,284
2nd quarter 2002	July 2002	.33	2,574,850
3rd quarter 2002	October 2002	.32	2,497,924
4th quarter 2002	January 2003	.34	2,651,914

Dividend Restrictions

     For a description of restrictions on the payment of dividends, see “Regulation and Supervision – Restrictions on Transfers of Funds to FIBS and the Bank.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

     Information concerning “Securities Authorized for Issuance Under Equity Compensation Plans” is set forth under the heading “Director and Executive Compensation – Executive Compensation — Equity Compensation Plans” in the Company’s Proxy Statement and is herein incorporated by reference.

Sales of Unregistered Securities

     During 2002, the Company issued 3,000 shares of its common stock to one of its former executive officers who exercised stock options. The weighted average exercise price of the options was $19.02 per share. The shares were immediately redeemed by the Company at the minority appraised value of $43.00 per share. During 2002, the Company issued 4,088 unregistered shares of its common stock to 60 senior officers valued at an aggregate of $171,696 as part of the incentive bonuses paid to them. These issuances were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2002 and 2001 and its results of operations for the fiscal years ended December 31, 2002, 2001 and 2000, has been derived from the consolidated financial statements of the Company included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto.

Five Year Summary

(Dollars in thousands except share and per share data)

Years ended December 31,	2002	2001(1)	2000(1)	1999(1)	1998(1)

Operating Data:
Interest income	$201,306	219,025	211,797	183,362	174,715
Interest expense	65,459	93,984	101,789	83,015	81,494
Net interest income	135,847	125,041	110,008	100,347	93,221
Provision for loan losses	9,191	7,843	5,280	3,563	4,170
Net interest income after provision for loan losses	126,656	117,198	104,728	96,784	89,051
Noninterest income	60,901	52,135	44,151	37,676	34,663
Noninterest expense	133,816	120,249	101,323	91,503	83,735

Income before income taxes	53,741	49,084	47,556	42,957	39,979
Income tax expense	19,247	17,901	17,176	15,229	15,100

Net income	$34,494	31,183	30,380	27,728	24,879

Basic earnings per common share	$4.41	3.97	3.83	3.48	3.10
Diluted earnings per common share	4.41	3.94	3.78	3.42	3.08
Dividends per common share	1.29	1.18	1.11	1.07	0.94
Weighted average common shares outstanding — diluted	7,830,429	7,921,694	8,044,531	8,111,316	8,087,809

Ratios:
Return on average assets	1.03%	1.01	1.10	1.09	1.07
Return on average common stockholders’ equity	14.86	14.89	16.81	16.60	16.24
Average stockholders’ equity to average assets	6.91	6.80	6.52	6.58	6.60
Net interest margin	4.66	4.66	4.59	4.54	4.55
Net interest spread	4.33	4.11	4.00	3.97	3.90
Common stock dividend payout ratio(2)	29.25	29.72	28.98	30.75	30.32

Balance Sheet Data at Year End:
Total assets	$3,558,968	3,278,850	2,933,262	2,612,663	2,479,994
Loans	2,236,550	2,122,102	1,972,323	1,722,961	1,484,459
Allowance for loan losses	36,309	34,091	32,820	29,599	28,803
Investment securities	799,292	693,178	613,708	578,647	667,935
Deposits	2,911,847	2,672,747	2,365,225	2,118,183	2,041,932
Other borrowed funds	7,970	8,095	11,138	41,875	9,828
Long-term debt	23,645	34,331	37,000	23,394	24,288
Trust preferred securities	40,000	40,000	40,000	40,000	40,000
Stockholders’ equity	243,854	222,069	197,986	173,638	162,275

Five Year Summary, continued

(Dollars in thousands except share and per share data)

Years ended December 31,	2002	2001(1)	2000(1)	1999(1)	1998(1)

Asset Quality Ratios at Year End:
Nonperforming assets to total loans and other real estate owned (“OREO”)(3)	1.54%	1.26	1.54	1.89	1.29
Allowance for loan losses to total loans	1.62	1.61	1.66	1.72	1.94
Allowance for loan losses to nonperforming loans(4)	106.60	129.16	119.73	94.84	159.63
Net charge-offs to average loans	0.32	0.32	0.17	0.27	0.24

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	9.17%	8.73	8.55	9.62	9.81
Total risk-based capital	10.62	10.33	10.36	11.69	12.22
Leverage ratio	6.90	6.77	6.78	7.15	7.05

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated useful life. Selected financial data for 2001, 2000, 1999 and 1998 have not been restated to reflect the nonamortization provisions of SFAS No. 142. Goodwill amortization expense, net of income tax benefit, was $1.9 million, $1.7 million, $1.4 million and $1.3 million in 2001, 2000, 1999 and 1998, respectively. For additional information regarding the effect of adoption of SFAS No. 142, see “Notes to Consolidated Financial Statements – Goodwill” included in Part IV, Item 15.

(2)	Dividends per common share divided by basic earnings per common share.

(3)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(4)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

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

Results of Operations

     Increases in the Company’s earnings during recent years have been effected through a successful combination of acquisitions and internal growth. Internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company’s internal growth has largely been accomplished through a combination of effective offering and promotion of competitively priced products and services and the opening of several de novo banking offices. Net income was $34.5 million, or $4.41 per diluted share, in 2002 as compared to $31.2 million, or $3.94 per diluted share, in 2001 and $30.4 million, or $3.78 per diluted share, in 2000.

Net Interest Income

     Net interest income, the largest source of the Company’s operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness.

     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates

	Years Ended December 31,

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans(1)(2)	$2,186,905	164,021	7.50%	$2,056,179	181,744	8.84%	$1,865,125	176,742	9.48%
U.S. and agency securities	563,686	30,741	5.45	444,462	27,067	6.09	414,274	25,809	6.23
Federal funds sold	79,666	1,327	1.67	72,368	2,709	3.74	21,167	1,400	6.61
Other securities	43,970	1,890	4.30	75,983	4,343	5.72	77,872	4,914	6.31
Tax exempt securities(2)	82,948	6,008	7.24	79,380	5,747	7.24	77,784	5,617	7.22
Interest bearing deposits in banks	19,686	306	1.55	20,014	466	2.33	1,641	112	6.83

Total interest earning assets	2,976,861	204,293	6.86	2,748,386	222,076	8.08	2,457,863	214,594	8.73
Noninterest earning assets	384,254			331,719			313,193

Total assets	$3,361,115			$3,080,105			$2,771,056

Interest bearing liabilities and trust preferred securities:
Demand deposits	$480,499	3,686	0.77%	$403,285	5,421	1.34%	$368,710	6,961	1.89%
Savings deposits	739,079	11,039	1.49	640,101	18,654	2.91	556,930	22,470	4.03
Time deposits	1,027,378	41,526	4.04	990,616	55,567	5.61	876,350	50,774	5.79
Borrowings(3)	266,225	3,634	1.37	250,306	7,969	3.18	278,721	15,525	5.57
Long-term debt	30,744	2,045	6.65	41,032	2,844	6.93	31,293	2,530	8.08
Trust preferred securities	40,000	3,529	8.82	40,000	3,529	8.82	40,000	3,529	8.82

Total interest bearing liabilities and trust preferred securities	2,583,925	65,459	2.53	2,365,340	93,984	3.97	2,152,004	101,789	4.73

Noninterest bearing deposits	511,803			471,798			407,241
Other noninterest bearing liabilities	33,292			33,551			31,036
Stockholders’ equity	232,095			209,416			180,775

Total liabilities and stockholders’ equity	$3,361,115			$3,080,105			$2,771,056

Net FTE interest income		$138,834			$128,092			$112,805
Less FTE adjustments(2)		(2,987)			(3,051)			(2,797)

Net interest income per consolidated statements of income		$135,847			$125,041			$110,008

Interest rate spread			4.33%			4.11%			4.00%

Net yield on interest earning assets(4)			4.66%			4.66%			4.59%

(1)	Average loan balances include nonaccrual loans. Loan fees included in interest income were $7.3 million, $7.1 million and $5.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

(3)	Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net yield on interest earning assets during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities and trust preferred securities, divided by (ii) average interest earning assets for the period.

     Net interest income on a fully-taxable equivalent (“FTE”) basis increased 8.4% to $138.8 million in 2002 from $128.1 million in 2001 and 13.6% to $128.1 million in 2001 from $112.8 million in 2000 primarily due to strong growth in loans and deposits combined with increases in the spread between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities. The net yield on interest earning assets remained stable at 4.66% in 2002 and 2001. A more favorable earning asset mix allowed the net yield on earning assets to increase 7 basis points to 4.66% in 2001 from 4.59% in 2000.

     Customer loan fees, included in net interest income, increased 2.8% to $7.3 million in 2002 from $7.1 million in 2001 primarily due to a record number of mortgage loans originated in 2002, the result of historically low interest rates. All other major categories of loan fee income decreased in 2002 as compared to 2001. Customer loan fees increased 36.5% to $7.1 million in 2001 from $5.2 million in 2000 with the most significant increases occurring in commercial and consumer loan fees.

     The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in the net interest income between periods.

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

Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

Year ended	December 31, 2002			December 31, 2001			December 31, 2000
	compared with			compared with			compared with
	December 31, 2001			December 31, 2000			December 31, 1999

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$11,555	(29,278)	(17,723)	18,105	(13,103)	5,002	24,203	7,375	31,578
U.S. and agency securities	7,261	(3,587)	3,674	1,881	(623)	1,258	(3,028)	1,060	(1,968)
Federal funds sold	273	(1,655)	(1,382)	3,386	(2,077)	1,309	(193)	289	96
Other securities	(1,830)	(623)	(2,453)	(119)	(452)	(571)	(852)	86	(766)
Tax exempt securities(1)	258	3	261	115	15	130	363	4	367
Interest bearing deposits in banks	(8)	(152)	(160)	1,254	(900)	354	(271)	30	(241)

Total change	17,509	(35,292)	(17,783)	24,622	(17,140)	7,482	20,222	8,844	29,066

Interest bearing liabilities and trust preferred securities:
Demand deposits	1,038	(2,773)	(1,735)	653	(2,193)	(1,540)	386	491	877
Savings deposits	2,884	(10,499)	(7,615)	3,356	(7,172)	(3,816)	629	2,359	2,988
Time deposits	2,062	(16,103)	(14,041)	6,620	(1,827)	4,793	4,864	3,951	8,815
Borrowings(2)	507	(4,842)	(4,335)	(1,583)	(5,973)	(7,556)	2,609	2,918	5,527
Long-term debt	(713)	(86)	(799)	787	(473)	314	539	28	567
Trust preferred securities	–	–	–	–	–	–	–	–	–

Total change	5,778	(34,303)	(28,525)	9,833	(17,638)	(7,805)	9,027	9,747	18,774

Increase (decrease) in FTE net interest income (1)	$11,731	(989)	10,742	14,789	498	15,287	11,195	(903)	10,292

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (FTE) basis.

(2)	Includes interest on Federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

Provision for Loan Losses

     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at assessed levels. Periodically, provisions are made for loans where the probable loss can be individually identified and reasonably determined, while the balance of the provisions for loan losses are based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Policies” herein.

     The provision for loan losses increased 17.2% to $9.2 million in 2002 from $7.8 million in 2001 and 48.5% to $7.8 million in 2001 from $5.3 million in 2000. Increases in the provisions for loan losses are primarily due to increases in problem loans, softening economic conditions in the Company’s market areas, particularly in the agriculture and hotel/motel market sectors, and slowing regional and national economies.

Noninterest Income

     The principal sources of noninterest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income increased 16.8% to $60.9 million in 2002 from $52.1 million in 2001 and 18.1% to $52.1 million in 2001 from $44.2 million in 2000. Increases in noninterest income are a function of changes in each of the principal categories, as discussed below.

     Services charges on deposit accounts increased 7.6% to $15.7 million in 2002 from $14.6 million in 2001 primarily due to increases in business checking account fees. Service charges on deposit accounts increased 16.2% to $14.6 million in 2001 from $12.6 million in 2000 primarily due to new banking offices opened or acquired since June 2000 and increases in volume of overdraft fees charged.

     Technology services revenues increased 7.7% to $11.0 million in 2002 from $10.2 million in 2001 primarily due to additional products provided to existing core data and item processing customers, the implementation of new item processing pricing schedules and higher ATM transaction volumes. Technology services revenues of $10.2 million in 2001 were flat as compared to 2000. During 2001, increases in core data processing revenues were largely offset by decreases in item processing revenues.

     Other service charges, commissions and fees primarily include origination and processing fees on real estate loans held for sale, mortgage servicing fee income, credit card fees, brokerage revenues, debit card interchange fees and ATM service charge revenues. Other service charges, commissions and fees increased 25.7% to $21.1 million in 2002 from $16.8 million in 2001 and 44.7% to $16.8 million in 2001 from $11.6 million in 2000. Origination and processing fees on real estate loans sold in the secondary market increased $2.7 million in 2002 as compared to 2001 and $4.0 million in 2001 as compared to 2000 principally due to a Company-wide emphasis on growth in residential real estate loan origination combined with increased refinancing activity, the result of declining residential lending rates. The remaining increases in 2002 and 2001 are primarily attributable to mortgage servicing fee income generated through internal growth and the acquisition of mortgage servicing rights and increases in debit card interchange fees resulting from higher transaction volumes.

     Revenues from fiduciary activities are largely dependent on the fair value of assets under trust management. Revenues from fiduciary activities of $4.7 million in 2002 were flat as compared to 2001 and decreased 4.2% to $4.7 million in 2001 from $4.9 million in 2000 primarily due to declines in market values of underlying assets.

     The Company recorded net OREO income of $179,000 in 2002 as compared to net OREO expense of $130,000 in 2001 and net OREO income of $689,000 in 2000. Variations in net OREO income or expense during the periods is primarily the result of fluctuations in gains and losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions, and such income could decrease significantly should an unfavorable shift occur in the economic conditions of the Company’s markets.

     Net investment securities gains of $2.5 million in 2002 increased from $145,000 in 2001 and $133,000 in 2000. Gains on investment securities in 2002 were primarily offset by impairment charges on capitalized mortgage servicing rights.

     Exclusive of one-time reinsurance revenues of $1.3 million (offset by corresponding one-time charges of $1.1 million recorded in other expense), other income increased 27.4% to $5.6 million in 2002 as compared to 2001 primarily due to a $1.2 million gain on the sale of net assets of a banking office and increases in the cash surrender value of life insurance resulting from the purchase of $50 million of bank-owned life insurance. Other income increased 41.6% to $5.7 million in 2001 from $4.0 million in 2000 primarily due to one-time premium revenues of $1.3 million related to establishment of a reinsurance program for credit-related life and disability insurance (see discussion of increases in other operating expenses herein). In addition, during 2001, the Company recorded non-recurring revenue related to the demutualization of life insurance company stock and the partial recovery of three previously recorded non-credit losses.

Noninterest Expense

     Noninterest expense increased 11.3% to $133.8 million in 2002 from $120.2 million in 2001 and increased 18.7% to $120.2 million in 2001 from $101.3 million in 2000. Significant components of these increases are discussed below.

     Salaries, wages and employee benefits expenses increased 11.0% to $68.4 million in 2002 from $61.6 million in 2001 primarily due to inflationary wage increases, higher staffing levels associated with internal growth and rising group health insurance costs. Increases in 2002 as compared to 2001 were partially offset by a $473,000 decrease in compensation expense related to outstanding stock options. Salaries, wages and employee benefits expense increased 18.9% to $61.6 million in 2001 from $51.8 million in 2000. Approximately 28% of the increase is directly attributable to new banking offices opened or acquired since June 2000. In addition, $1.1 million of the increase is due to compensation expense related to outstanding stock options. The remaining increase is primarily due to increases in administrative staffing levels to support the Company’s expanding number of banking offices, increases in group health insurance premiums and inflationary wage increases. For additional information related to the Company’s Stock Option Plans, see “Notes to Consolidated Financial Statements – Employee Benefit Plans” included in Part IV, Item 15.

     Occupancy expense increased 10.4% to $10.6 million during 2002 from $9.6 million in 2001 primarily due to additional rent expense associated with internal growth and higher maintenance and repair expenses associated with upgrades of existing facilities. Occupancy expense increased 18.6% to $9.6 million in 2001 from $8.1 million in 2000 primarily due to additional rent and depreciation expenses associated with internal growth, bank acquisitions and the remodeling of existing facilities.

     Furniture and equipment expense increased 7.4% to $13.2 million in 2002 from $12.3 million in 2001 primarily due to depreciation and maintenance expenses associated with the upgrade of existing facilities, the addition of new facilities and technology upgrades. Furniture and equipment expenses increased 14.7% to $12.3 million in 2001 from $10.7 million in 2000. Approximately 26% of this increase is directly attributable to new banking offices opened or acquired since June 2000. The remaining increase is largely due to maintenance and depreciation expenses associated with the Company’s continued upgrade of facilities and depreciation expense associated with furnishing the Company’s item proof and capture facilities in Colorado and Idaho.

     FDIC insurance premiums of $456,000 remained stable in 2002 compared to $442,000 in 2001 and $438,000 in 2000. FDIC insurance rates in 2002, 2001 and 2000 reflect the Company’s well-capitalized rating.

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under the provisions of SFAS No. 142, the unallocated excess purchase price over the fair value of identifiable net assets from acquisitions (“goodwill”) is no longer amortized. Goodwill amortization expense increased 9.0% to $2.2 million in 2001 from $2.0 million in 2000 due to acquisitions in 2000. For additional information regarding goodwill, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included n Part IV, Item 15.

     Core deposit intangibles amortization expense decreased 10.7% to $1.3 million in 2002 as compared to $1.4 million in 2001 and 2000 primarily due to scheduled decreases based on the Company’s amortization method.

     Other expenses primarily include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight and telephone expenses; and, mortgage servicing rights amortization and impairment charges. Exclusive of one-time reinsurance expenses of $1.1 million recorded in 2001, other expenses increased 26.3% to $40.0 million in 2002 as compared to 2001. During 2002, the Company recorded impairment of $2.5 million on mortgage servicing rights and accelerated amortization on the remaining mortgage servicing rights resulting in additional amortization expense of $1.6 million. In addition, the Company recorded impairment charges of $1.3 million on equipment pending disposition. The remaining increase in 2002 as compared to 2001 is primarily due to higher public relation, donation, travel and unreimbursed loan expenses combined with normal inflationary expense increases. Other expenses increased 21.8% to $32.7 million in 2001 from $26.9 million in 2000. Approximately 22% of this increase is attributable to new banking offices opened or acquired since June 2000. In addition, during 2001 the Company recorded one-time insurance reserves and claims expense of $1.1 million related to establishment of a reinsurance program for credit-related life and disability insurance and impairment of capitalized mortgage servicing rights of $1.1 million. The remaining increase is primarily due to employee education, professional fees related to regulatory reporting and increases in ATM, postage, express mail, supply and telephone expenses.

Income Tax Expense

     The Company’s effective federal tax rate was 29.8%, 30.7%, and 31.3% for the years ended December 31, 2002, 2001 and 2000, respectively. State income tax applies only to pretax earnings of entities operating within Montana, Colorado and Idaho. The Company’s effective state tax rate was 6.1%, 5.8%, and 4.8% for years ended December 31, 2002, 2001 and 2000, respectively.

Business Line Results

     The Company is managed along two primary lines of business, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extension of credit and fee-based investment services, mortgage origination and mortgage servicing.

     Technology Services encompasses services provided by i_Tech to affiliated and non-affiliated customers including core application data processing, ATM processing support, item proof and capture, wide area network services and system support.

     Additional information regarding the Company’s business lines, see “Notes to Consolidated Financial Statements – Business Line Reporting” included in Part IV, Item 15.

The following table summarizes net income (loss) by line of business for the years indicated:

Business Line Results

	Net Income (Loss)

Year ended December 31,	2002	2001	2000

Community Banking	$40,645	37,673	34,125
Technology Services	3,167	3,050	2,954
Other	(9,318)	(9,540)	(6,699)

Consolidated	$34,494	31,183	30,380

     Community Banking net income increased 7.9% to $40.6 million in 2002 from $37.7 million in 2001 primarily due to internal growth in net interest income and increases in processing and origination fees on residential real estate loans sold in the secondary market. Additionally, Community Banking recorded gains of $2.3 million on sales of investment securities and $1.2 million on the sale of the net assets of a banking office. Increases in net interest and noninterest income were partially offset by increases in provisions for loan losses of $1.7 million, recognition of impairment of $2.8 million on capitalized mortgage servicing rights and an acceleration in amortization of remaining mortgage servicing rights of $1.6 million. In addition, salary and benefits, occupancy, furniture and equipment and other expenses increased in 2002 primarily due to inflation and additional costs associated with internal growth. Expense increases were partially offset by the discontinuation of amortization of goodwill.

     Community banking net income increased 10.4% to $37.7 million in 2001 from $34.1 million in 2000 primarily due to internally generated growth in net interest income and increases in processing and origination fees on residential real estate loans sold in the secondary market. These increases were partially offset by net losses incurred by new banking offices opened or acquired since June 2000 and increases in administrative staffing levels to support the Company’s expanding number of banking offices

     Technology Services net income increased 3.8% to $3.2 million in 2002 from $3.1 million in 2001 primarily due to increases in core data processing revenues and higher ATM transaction volumes. Increases in revenues were partially offset by decreases in interest income, inflationary expense increases and higher travel expense. Technology services revenues increased 3.2% to $3.1 million in 2001 from $3.0 million in 2000 primarily due to increases in core data processing revenues from affiliates.

     Other includes the net funding cost of the Parent Company, compensation expense or benefit related to stock-based employee compensation, the operating results of non-bank subsidiaries except i_Tech and intercompany eliminations. Other net losses decreased 2.3% to $9.3 million in 2002 from $9.5 million in 2001 primarily due to decreases in interest expense on long-term debt, lower provisions for loan losses and decreases in compensation expense related to outstanding stock options. These cost savings were partially offset by impairment charges of $1.3 million related to equipment pending disposition. Other net losses increased 42.4% to $9.5 million in 2001 from $6.7 million in 2000 primarily due to increases in compensation expense related to outstanding stock options, increases in interest expense primarily due to borrowings used to fund an acquisition in 2000, increases in salaries, wages and employee benefits expenses and the establishment of an allowance for loan losses by the Parent Company.

     For additional information regarding the Company’s lines of business, see “Notes to Consolidated Financial Statements – Business Line Reporting” included in Part IV, Item 15.

Financial Condition

     Total assets increased 8.5% to $3,559 million as of December 31, 2002 from $3,279 million as of December 31, 2001. This increase was due to internal growth in loans, increases in investment securities and the acquisition of $50 million of bank-owned life insurance. Growth was funded primarily by increases in customer deposits.

Loans

     Total loans increased 5.4% to $2,237 million as of December 31, 2002 from $2,122 million as of December 31, 2001. The most significant growth occurred in loans secured by commercial and residential real estate and construction loans. Total loans increased 7.6% to $2,122 million as of December 31, 2001 from $1,972 million as of December 31, 2000. Loan growth in 2002 and 2001 is primarily the result of expansion in the Company’s market presence through a combination of marketing activities and branch openings.

     The Company’s loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities served by the Company. Thus, the Company’s borrowers could be adversely impacted by a downturn in local economies that could have a material adverse effect on the borrowers’ abilities to repay their loans.

     The following table presents the composition of the Company’s loan portfolio as of the dates indicated:

Loans Outstanding

	As of December 31,

(Dollars in thousands)	2002	Percent	2001	Percent	2000	Percent	1999	Percent	1998	Percent

Loans Real estate	$1,214,730	54.3%	$1,101,294	51.9%	$954,933	48.5%	$806,320	46.8%	$681,670	45.9%
Consumer	470,668	21.0	483,636	22.8	495,445	25.1	463,414	26.9	379,197	25.5
Commercial	460,536	20.6	434,330	20.5	420,706	21.3	344,371	20.0	311,040	21.0
Agricultural	87,144	3.9	95,513	4.5	95,387	4.8	106,887	6.2	106,707	7.2
Other loans	3,472	0.2	7,329	0.3	5,852	0.3	1,969	0.1	5,845	0.4

Total loans	2,236,550	100.0%	2,122,102	100.0%	1,972,323	100.0%	1,722,961	100.0%	1,484,459	100.0%

Less allowance for loan losses	36,309		34,091		32,820		29,599		28,803

Net loans	$2,200,241		$2,088,011		$1,939,503		$1,693,362		$1,455,656

Ratio of allowance to total loans		1.62%		1.61%		1.66%		1.72%		1.94%

     The following table presents the maturity distribution of the Company’s loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2002:

Maturities and Interest Rate Sensitivities

	Within	One Year to	After
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Real estate	$432,011	545,629	237,090	1,214,730
Consumer	241,023	219,943	9,702	470,668
Commercial	286,752	143,739	30,045	460,536
Agricultural	68,161	16,342	2,641	87,144
Other loans	3,472	–	–	3,472

	$1,031,419	925,653	279,478	2,236,550

Loans at fixed interest rates	$553,979	608,493	89,738	1,252,210
Loans at variable interest rates	448,824	317,160	189,740	955,724
Nonaccrual loans	28,616	–	–	28,616

	$1,031,419	925,653	279,478	2,236,550

     For additional information concerning the Company’s loan portfolio and its credit administration policies, see Part I, Item 1, “Business-Lending Activities.”

Investment Securities

     The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and to satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

     Investment securities increased 15.3% to $799 million as of December 31, 2002 from $693 million as of December 31, 2001 and 12.9% to $693 million as of December 31, 2001 from $614 million as of December 31, 2000 primarily due to investment of funds generated through internal deposit growth.

     On January 1, 2001, the Company adopted the provision of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In conjunction with the initial application of SFAS No. 133, the Company transferred held-to-maturity investment securities with amortized costs and fair values of $104 million and $103 million, respectively, to available-for-sale investment securities to better conform to the Company’s investment objectives. Upon adoption of SFAS No. 133, the Company recorded as comprehensive income net unrealized holding losses of $569,000, net of tax, related to the transferred securities.

     The following table sets forth the book value, percentage of total investment securities and average yield for the Company’s investment securities as of December 31, 2002:

Securities Maturities and Yield

		% of Total	Weighted
	Book	Investment	Average
(Dollars in thousands)	Value	Securities	Yield(1)

U.S. Government agency securities
Maturing within one year	$21,763	2.7%	6.32%
Maturing in one to five years	216,581	27.1	3.65
Maturing in five to ten years	208	0.0	4.89

Mark-to-market adjustments on securities available-for-sale	2,905

Total	241,457	30.2	3.89

Tax exempt securities Maturing within one year	1,073	0.1	8.75
Maturing in one to five years	28,816	3.6	7.01
Maturing in five to ten years	47,143	5.9	6.95
Maturing after ten years	5,786	0.7	7.53

Mark-to-market adjustments on securities available-for-sale	–

Total	82,818	10.4	7.02

Corporate securities Maturing within one year	57	0.0	9.00
Maturing in one to five years	5,548	0.7	2.75
Maturing after 10 years	150	0.0	0.00

Mark-to-market adjustments on securities available-for-sale	15

Total	5,770	0.7	2.75

Mortgage-backed securities Maturing within one year	229,669	28.7	5.92
Maturing in one to five years	195,610	24.5	4.21

Mark-to-market adjustments on securities available-for-sale	3,675

Total	428,954	53.7	5.14

Mutual funds with no stated maturity	40,294	5.0	1.45
Mark-to-market adjustments on securities available-for-sale	(1)

Total	40,293	5.0	1.45

Total	$799,292	100.0%	5.28%

(1)	Average yields have been calculated on a fully-taxable basis.

     The maturities noted above reflect $155,805 of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk to the Company in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on current prepayment assumptions.

     As of December 31, 2001, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities, equity securities and mutual funds with carrying values of $22,564, $169,925, $83,327, $16,747, $354,310, $175 and $46,130, respectively.

     As of December 31, 2000, the Company had U.S. Treasury securities, U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and equity securities with carrying values of $66,377, $240,972, $78,640, $41,970, $185,549 and $200, respectively.

     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements – Investment Securities” included in Part IV, Item 15.

Mortgage Servicing Rights

     The Company recognizes the rights to service mortgage loans for others whether acquired or internally originated. Mortgage servicing rights increased 33.0% to $8 million as of December 31, 2002 from $6 million as of December 31, 2001 and 27.4% to $6 million as of December 31, 2001 from $4 million as of December 31, 2000 primarily due to internal loan origination. Impairment reserves on mortgage servicing rights were $4 million as of December 31, 2002, compared to $1 million as of December 31, 2001. No impairment reserves existed at December 31, 2000. For additional information regarding the Company’s mortgage servicing rights, see “Notes to Consolidated Financial Statements – Mortgage Servicing Rights” included in Part IV, Item 15.

Other Assets

     Other assets primarily include restricted equity securities of government agencies and the cash surrender value of life insurance policies. Other assets increased 113.3% to $86 million as of December 31, 2002 from $40 million as of December 31, 2001 primarily due to the purchase of $50 million of bank-owned life insurance. This increase was partially offset by the redemption of equity securities issued by the Federal Home Loan Bank. Other assets increased 17.6% to $40 million as of December 31, 2001 from $34 million as of December 31, 2000 primarily due to increases in Federal Reserve Bank restricted equity securities. For additional information on the Company’s insurance policies, see “Notes to Consolidated Financial Statements – Cash Surrender Value of Life Insurance” included in Part IV, Item 15.

Deposits

     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist primarily of noninterest bearing and interest bearing demand, savings, IRA and time deposit accounts. Deposits increased 8.9% to $2,912 million as of December 31, 2002 from $2,673 million as of December 31, 2001 due to internal growth. The most significant growth occurred in interest bearing demand and savings deposits. Deposits increased 13.0% to $2,673 million as of December 31, 2001 from $2,365 million as of December 31, 2000 due to internal growth occurring primarily in noninterest bearing demand and savings deposits.

     In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of tax deposits due to the Federal government, repurchase agreements with commercial depositors and, on a seasonal basis, Federal funds purchased.

     For additional information concerning customer deposits, including its use of repurchase agreements, see Part I, Item 1, “Business – Funding Sources” and “Notes to Consolidated Financial Statements — Deposits” included in Part IV, Item 15.

Other Borrowed Funds

     Other borrowed funds remained stable at $8 million as of December 31, 2002 and 2001 and decreased 27.3% to $8 million as of December 31, 2001 from $11 million as of December 31, 2000 primarily due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the Federal government. For additional information on other borrowed funds as of December 31, 2002 and 2001, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

     The following table sets forth certain information regarding Federal funds purchased and repurchase agreements as of the dates indicated:

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

As of and for the years ended December 31,	2002	2001	2000

(Dollars in thousands)
Federal funds purchased:
Balance at period end	$–	625	19,535
Average balance	189	2,116	25,735
Maximum amount outstanding at any month-end	2,000	13,765	48,110
Average interest rate:
During the year	1.63%	3.78%	6.24%
At period end	–	1.42%	5.35%
Securities sold under repurchase agreements:
Balance at period end	$300,234	271,952	229,078
Average balance	260,183	240,069	206,595
Maximum amount outstanding at any month-end	300,524	271,952	240,751
Average interest rate:
During the year	1.36%	3.15%	5.24%
At period end	0.94%	1.41%	5.17%

Long-Term Debt

     The Company’s long-term debt is comprised principally of an unsecured revolving term loan and unsecured subordinated notes. Long-term debt decreased 31.1% to $24 million as of December 31, 2002 from $34 million as of December 31, 2001 and 8.1% to $34 million as of December 31, 2001 from $37 million as of December 31, 2000 primarily due to principal paydowns. For additional information on long-term debt as of December 31, 2002 and 2001, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Trust Preferred Securities

     The Company had trust preferred securities of $40 million at December 31, 2002, 2001 and 2000. For additional information on trust preferred securities, see “Notes to Consolidated Financial Statements – Trust Preferred Securities” included in Part IV, Item 15.

Non-Performing Assets

     Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, loans renegotiated in troubled debt restructurings and OREO. Management generally places loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.7 million, $1.7 million, $1.9 million, $1.4 million and $1.1 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

     Restructured loans are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

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

     The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets

As of December 31,	2002	2001	2000	1999	1998
(Dollars in thousands)
Non-performing loans:
Nonaccrual loans	$28,616	18,273	19,619	22,854	10,699
Accruing loans past due 90 days or more	4,625	7,200	5,158	4,695	4,039
Restructured loans	821	921	2,635	3,660	3,306

Total non-performing loans	34,062	26,394	27,412	31,209	18,044
OREO	458	414	3,028	1,445	1,113

Total non-performing assets	$34,520	26,808	30,440	32,654	19,157

Non-performing assets to total loans and OREO	1.54%	1.26%	1.54%	1.89%	1.29%

     Non-performing assets increased 28.8% to $35 million as of December 31, 2002 from $27 million as of December 31, 2001 due to increases in nonaccrual loans. Approximately 60% of the increase in nonaccrual loans is due to one commercial and one agricultural borrower adversely affected by drought conditions in the Company’s market areas. Non-performing assets decreased 11.9% to $27 million as of December 31, 2002 compared to $30 million as of December 31, 2001 primarily due to decreases in nonaccrual loans and sales of OREO. Loans past due 90 days or more and still accruing interest as of December 31, 2001 includes one matured commercial loan of $2 million in the process of being renewed.

     In addition to the non-performing loans included in the table above, management has serious doubts as to the ability of certain borrowers to comply with the present repayment terms on performing loans which may result in future non-performing loans. There can be no assurance that the Company has identified all of its potential non-performing loans. Furthermore, management cannot predict the extent to which economic conditions in the Company’s market areas may worsen or the full impact such conditions may have on the Company’s loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in its loan portfolio. See “Provision for Loan Losses” herein. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when management determines that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are recorded only when cash payments are received.

     The allowance for loan losses is maintained at an amount to sufficiently provide for estimated losses based on management’s evaluation of known and inherent risks in its loan portfolio at each balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For certain consumer loans, loss factors are applied on a portfolio basis. Loss factors are based on peer and industry loss data which are comparable to the Company’s historical loss experience, and are reviewed on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio such as changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analyses of individual loans for which full collectibility may not be assured.

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

     Management has assessed, and will continue to assess on an on-going basis, the impact of slowing national, regional and local economies on credit risk in the loan portfolio. As of December 31, 2002, delinquency trends and classified loan levels relative to prior periods do not indicate a significant deterioration in the loan portfolio. Management continues to closely monitor credit quality and to focus on identifying potential non-performing loans and loss exposure in a timely manner.

     The following table sets forth information concerning the Company’s allowance for loan losses as of the dates and for the years indicated.

Allowance for Loan Losses

As of and for the years ended December 31,	2002	2001	2000	1999	1998
(Dollars in thousands)
Balance at the beginning of period	$34,091	32,820	29,599	28,803	28,180
Allowance of acquired banking offices	–	–	1,019	1,574	–
Charge-offs:
Real estate	374	204	81	278	370
Consumer	5,609	5,661	4,369	4,192	3,988
Commercial	2,935	2,502	1,192	2,753	1,920
Agricultural	577	195	164	386	349

Total charge-offs	9,495	8,562	5,806	7,609	6,627
Recoveries:
Real estate	108	32	20	51	213
Consumer	1,752	1,452	1,485	1,429	1,500
Commercial	571	462	1,138	1,464	1,315
Agricultural	91	44	85	324	52

Total recoveries	2,522	1,990	2,728	3,268	3,080

Net charge-offs	6,973	6,572	3,078	4,341	3,547
Provision for loan losses	9,191	7,843	5,280	3,563	4,170

Balance at end of period	$36,309	34,091	32,820	29,599	28,803

Period end loans	$2,236,550	2,122,102	1,972,323	1,722,961	1,484,459
Average loans	2,186,905	2,056,179	1,865,125	1,598,594	1,469,741
Net charge-offs to average loans	0.32%	0.32%	0.17%	0.27%	0.24%
Allowance to period end loans	1.62%	1.61%	1.66%	1.72%	1.94%

     The allowance for loan losses was $36 million, or 1.62% of period end loans, at December 31, 2002 as compared to $34 million, or 1.61% of period end loans, at December 31, 2001 and $33 million, or 1.66% of period end loans, at December 31, 2000. Net charge-offs of $7.0 million in 2002 increased from $6.6 million in 2001 and $3.1 million in 2000. Increases in net charge-offs in 2002 as compared to 2001 occurred primarily in commercial and agricultural loans. Increases in net charge-offs in 2001 as compared to 2000 occurred primarily in consumer and commercial loans due to a slight deterioration in the consumer loan portfolio and net commercial loan charge-offs largely related to six borrowers.

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

     The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Management has reviewed the allocations and believes the allowance for loan losses was adequate at all times during the five-year period ended December 31, 2002. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

Allocation of the Allowance for Loan Losses

(Dollars in thousands)
As of December 31,	2002		2001		2000		1999		1998

		% Of		% Of		% Of		% Of		% Of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$10,879	54.3%	$11,310	51.9%	$11,645	48.5%	$8,268	46.8%	$4,443	45.9%
Consumer	5,893	21.0	5,108	22.8	4,632	25.1	4,460	26.9	3,874	25.5
Commercial	7,986	20.6	7,018	20.5	5,360	21.3	5,655	20.0	4,748	21.0
Agricultural	3,336	3.9	2,678	4.5	2,194	4.8	2,214	6.2	1,942	7.2
Other loans	17	0.2	37	0.3	29	0.3	10	0.1	29	0.4
Unallocated	8,198	N/A	7,940	NA	8,960	NA	8,992	NA	13,767	NA

Totals	$36,309	100.0%	$34,091	100.0%	$32,820	100.0%	$29,599	100.0%	$28,803	100.0%

     The allocated reserve for consumer loans increased 15.4% to $5.9 million in 2002 from $5.1 million in 2001 primarily due to softening economic conditions in the Company’s market areas and continued slight deterioration in the indirect consumer loan and credit card portfolios. The allocated reserve for commercial loans increased 13.8% to $8.0 million in 2002 from $7.0 million in 2001 primarily due to the economic effects of drought conditions and a general softening of economic conditions in the Company’s market areas. The allocated reserve for agricultural loans increased 24.6% to $3.3 million in 2002 from $2.7 million in 2001 primarily due to the downgrade of loans of one borrower.

     The allocated reserve for consumer loans increased 10.3% to $5.1 million in 2001 from $4.6 million in 2000 primarily due to improved tracking and monitoring of credit card losses. Prior to 2001, credit card reserves were included in the unallocated reserve. The allocated reserve for commercial loans increased 30.9% to $7.0 million in 2001 from $5.4 million in 2000. Approximately 80% of this increase is due to the downgrade of five commercial loans. The unallocated reserve decreased 11.4% to $7.9 million in 2001 from $9.0 million in 2000 primarily due to the allocation of credit card reserves to consumer loans and additional amounts allocated to loan categories resulting from application of loss factors to the portfolio.

Liquidity and Cash Flow

     The objective of liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions and repayments; and, management of investment securities.

     The Company’s current liquidity position is also supported by the management of its investment portfolio, which provides a flow of reinvestable cash. Maturing balances in the Company’s loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, Federal funds lines, borrowings and access to capital markets. The Company does not rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support, nor does it engage in derivatives and related hedging activities.

     Net cash provided by operating activities, primarily net income, totaled $67 million in 2002, $48 million in 2001 and $47 million in 2000. Net cash used in investing activities totaled $317 million in 2002, $274 million in 2001 and $235 million in 2000. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $268 million in 2002, $350 million in 2001 and $195 million in 2000. For additional information concerning cash flows, see the “Consolidated Statements of Cash Flows” included in Part IV, Item 15.

     As a holding company, FIBS is a corporation separate and apart from the Bank, and therefore, provides for its own liquidity. Substantially all of FIBS’s revenues are obtained from management fees and dividends declared and paid by the Bank. As of December 31, 2002, the Bank had approximately $47.7 million available to be paid as dividends to FIBS. However, there are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. In addition, to maintain its “well-capitalized” standing with the Federal Reserve Board, the amount available to be paid as dividends to FIBS is limited to approximately $30.5 million. See Part I, Item 1, “Business-Regulation and Supervision.” Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

     In connection with acquisitions in 1996, the Company issued subordinated notes. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the revolving term loan and the subordinated notes, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

     The trust preferred securities are unsecured, bear interest at a rate of 8.625%, and mature on December 1, 2027. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. The trust preferred securities may be redeemed prior to maturity at the Company’s option on or after December 1, 2002. The Company has guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by FIB Capital. For additional information concerning the trust preferred securities see “Notes to Consolidated Financial Statements — Trust Preferred Securities” included in Part IV, Item 15.

Capital Resources

     Stockholders’ equity increased 9.8% to $244 million as of December 31, 2002 from $222 million as of December 31, 2001 and 12.1% to $222 million as of December 31, 2001 from $198 million as of December 31, 2000, primarily due to increases in retained earnings. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. For the years ended December 31, 2002, 2001 and 2000, the Company paid aggregate cash dividends to stockholders of $10.1 million, $9.3 million and $8.8 million, respectively.

     Pursuant to FDICIA, the Federal Reserve and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2002, the Bank had a capital level that exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see “Notes to Consolidated Financial Statements — Regulatory Matters” contained in Part IV, Item 15.

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

     The following table shows interest rate sensitivity gaps for different intervals as of December 31, 2002:

Interest Rate Sensitivity Gaps

	Three	Three	One
	Months	Months	Year to	After
(Dollars in thousands)	or Less	to One Year	Five Years	Five Years	Total

Interest earning assets:
Loans(1)	$988,463	369,623	751,632	98,216	2,207,934
Investment securities(2)	179,453	273,031	305,655	41,153	799,292
Interest bearing deposits in banks	25,815	–	–	–	25,815
Federal funds sold	50,890	–	–	–	50,890

Total interest earning assets	$1,244,621	642,654	1,057,287	139,369	3,083,931

Interest bearing liabilities and trust preferred securities:
Interest bearing demand accounts(3)	$38,936	116,810	363,409	–	519,155
Savings deposits(3)	621,522	34,350	106,868	–	762,740
Time deposits, $100 or more(4)	88,873	172,430	77,688	–	338,991
Other time deposits	158,327	342,399	218,271	32	719,029
Securities sold under repurchase agreements	300,234	–	–	–	300,234
Other borrowed funds	7,970	–	–	–	7,970
Long-term debt	3,801	4,287	14,700	857	23,645
Trust preferred securities	40,000	–	–	–	40,000

Total interest bearing liabilities and trust preferred securities	$1,259,663	670,276	780,936	889	2,711,764

Rate gap	$(15,042)	(27,622)	276,351	138,480
Cumulative rate gap	(15,042)	(42,664)	233,687	372,167	372,167
Cumulative rate gap as a percentage of total interest earning assets	(0.49)%	(1.38)%	7.58%	12.07%

Assumptions used:

(1)	Does not include nonaccrual loans of $28,616.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon the Company’s historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. Their allocation is presented based on that historical analysis

(4)	Included in the three month to one year category are deposits of $80,256 maturing in three to six months

     As noted in footnote 3 above, interest bearing demand accounts and savings deposits are allocated based on historical analysis of their interest rate sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $636 million, a negative cumulative one year gap of $513 million and a positive cumulative one to five year gap of $234 million.

     The balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest margin by utilizing income simulation models and a traditional interest rate gap analysis. The income simulation model involves a degree of estimation based on certain assumptions management believes to be reasonable including estimated cash flows, prepayments, repricing characteristics, maturities, deposit growth and retention, and the relative sensitivity of assets and liabilities to change in market interest rates. The relative sensitivity is important to consider since the Company’s deposit base is not subject to the same degree of interest sensitivity as its assets.

     The Company targets a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. As of December 31, 2002, the Company’s income simulation models predict approximately 7.8% of the net interest margin is at risk over a one-year period should interest rates decline one percent. Management considers the possibility of interest rates declining by 1% during 2003 as highly unlikely. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases and there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

Critical Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Business – Risk Factors – Asset Quality” included in Part 1, Item 1; “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses” included in Part II, Item 7; and, “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Allowance for Loan Losses” included in Part IV, Item 15.

Recent Accounting Pronouncements

     New accounting policies adopted by the Company during 2002 and the expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.

Quarterly Summary

     The following table presents the Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2002 and 2001.

Quarterly Summary

(Dollars in thousands except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2002:
Interest income	$50,358	51,048	51,269	48,631
Interest expense	16,860	16,437	16,581	15,581
Net interest income	33,498	34,611	34,688	33,050
Provision for loan losses	2,622	1,985	2,132	2,452
Net interest income after provision for loan losses	30,876	32,626	32,556	30,598
Noninterest income	13,161	13,941	17,707	16,092
Noninterest expense	30,119	32,995	37,197	33,505

Income before income taxes	13,918	13,572	13,066	13,185
Income tax expense	5,046	4,905	4,709	4,587

Net income	$8,872	8,667	8,357	8,598

Basic earnings per common share	$1.13	1.11	1.07	1.10
Diluted earnings per common share	1.13	1.11	1.07	1.10
Dividends per common share	0.30	0.34	0.33	0.32

Year Ended December 31, 2001:
Interest income	$54,888	54,986	55,846	53,305
Interest expense	26,640	24,795	23,091	19,458
Net interest income	28,248	30,191	32,755	33,847
Provision for loan losses	1,203	1,328	2,286	3,026
Net interest income after provision for loan losses	27,045	28,863	30,469	30,821
Noninterest income	11,234	12,571	13,399	14,931
Noninterest expense	28,378	28,566	29,941	33,364

Income before income taxes	9,901	12,868	13,927	12,388
Income tax expense	3,489	4,678	5,075	4,659

Net income	$6,412	8,190	8,852	7,729

Basic earnings per common share	$0.81	1.04	1.13	0.99
Diluted earnings per common share	0.80	1.03	1.12	0.99
Dividends per common share	0.28	0.25	0.31	0.34

     Net income for the fourth quarter of 2002 was $8.6 million, or $1.10 per diluted share, compared to $8.4 million, or $1.07 per diluted share, for the third quarter of 2002 and $7.7 million, or $0.99 per diluted share, for the fourth quarter of 2001. The improvement in linked-quarter results is primarily due to increases in fees on real estate loans sold in the secondary market. The improvement in year-over-year quarter results is primarily due to increases in fees on real estate loans sold in the secondary market and decreases in the provision for loan losses.

     Net interest income for the fourth quarter of 2002 was $33.1 million, compared to $34.7 million for the third quarter of 2002 and $33.8 million for the fourth quarter of 2001. On a fully-taxable equivalent basis, the net yield on interest earning assets was 4.30% for the fourth quarter of 2002, compared to 4.63% for the third quarter of 2002 and 4.74% for the fourth quarter 2001. Declines in linked-quarter and year-over-year quarter results are largely due to compression in the net yield on interest earning assets resulting from declining interest rates. In addition, declines in interest rates have led to significant prepayments of higher yielding investment securities which have been replaced with investments yielding current market rates.

     The provision for loan losses was $2.5 million for the fourth quarter of 2002, compared to $2.1 million for the third quarter of 2002 and $3.0 million for the fourth quarter of 2001. For further discussion regarding the provision for loan losses, see “Provision for Loan Losses” and “Allowance for Loan Losses” included herein.

     Noninterest income was $16.1 million for the fourth quarter of 2002, compared to $17.7 million for the third quarter of 2002 and $14.9 million for the fourth quarter of 2001. Included in noninterest income for 2002 is a $1.2 million gain on the sale of net assets of a banking office and gains of $2.3 million on investment securities sold principally to offset impairment charges on capitalized mortgage servicing rights. Increases in noninterest income for the fourth quarter of 2002 as compared to fourth quarter 2001 are primarily due to fees on real estate loans sold in the secondary market, service charges on deposit accounts and higher debit card and ATM transaction volumes. These increases were partially offset by decreases in reinsurance premium revenues, the result of a one-time credit of $1.3 million to establish a reinsurance program during the fourth quarter of 2001.

     Noninterest expense for the fourth quarter of 2002 was $33.5 million, compared to $37.2 million in the third quarter of 2002 and $33.4 million in the fourth quarter of 2001. Noninterest expense for 2002 included impairment charges related to capitalized mortgage servicing rights of $2.8 million during the third quarter. Noninterest expense for 2001 included one-time claims expense of $1.1 million related to establishment of a reinsurance program during fourth quarter.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s primary market risk exposure is interest rate risk. The business of the Company and the composition of its balance sheet consists of investments in interest earning assets (principally loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets decrease relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

     The following tables provide information about the Company’s market sensitive financial instruments, categorized by maturity and the instruments’ fair values at December 31, 2002 and 2001. The table constitutes a “forward-looking statement.” For a description of the Company’s policies with respect to managing risks associated with changing interest rates, see Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Interest Rate Risk Management.”

     Although the Company characterizes some of its interest-sensitive assets as securities available-for-sale, such securities are not purchased with a view to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. Thus, all interest-sensitive assets described below are non-trading. See “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

Market Sensitive Financial Instruments Maturities

	December 31, 2002 Expected Maturity/Principal Repayment

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$310,892	–	–	–	–	–	310,892
Net loans	1,131,745	391,766	248,067	169,880	126,860	154,834	2,223,152
Securities available-for-sale	449,582	133,340	73,456	49,730	9,953	206	716,267
Securities held-to-maturity	3,081	6,986	9,140	11,723	13,275	43,054	87,259
Mortgage servicing rights	2,191	2,011	1,462	952	637	1,681	8,934

Total interest-sensitive assets	$1,897,491	534,103	332,125	232,285	150,725	199,775	3,346,504

Market Sensitive Financial Instruments Maturities, continued

	December 31, 2002 Expected Maturity/Principal Repayment

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Interest-sensitive liabilities and trust preferred securities:
Total deposits excluding time deposits	$983,198	186,563	186,563	497,503	–	–	1,853,827
Time deposits	777,355	169,104	54,358	19,642	47,247	28	1,067,734
Federal funds purchased	–	–	–	–	–	–	–
Securities sold under repurchase agreements	300,234	–	–	–	–	–	300,234
Other borrowed funds	7,970	–	–	–	–	–	7,970
Long-term debt	5,679	5,564	8,915	4,698	244	771	25,871
Trust preferred securities	39,200	–	–	–	–	–	39,200

Total interest-sensitive liabilities and trust preferred securities	$2,113,636	361,231	249,836	521,843	47,491	799	3,294,836

	December 31, 2001 Expected Maturity/Principal Repayment

(Dollars in thousands)	2002	2003	2004	2005	2006	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$293,036	–	–	–	–	–	293,036
Net loans	1,114,350	378,799	283,889	168,907	140,368	128,823	2,215,136
Securities available-for-sale	307,812	82,873	60,258	43,598	23,281	75,282	593,104
Securities held-to-maturity	20,934	3,209	6,845	8,731	11,193	49,971	100,883
Loan servicing rights	1,020	1,026	897	731	596	2,749	7,019

Total interest-sensitive assets	$1,737,152	465,907	351,889	221,967	175,438	256,825	3,209,178

Interest-sensitive liabilities and trust preferred securities:
Total deposits excluding time deposits	$884,485	171,370	171,370	456,985	–	–	1,684,210
Time deposits	743,052	173,422	37,330	24,959	11,938	52	990,753
Federal funds purchased	625	–	–	–	–	–	625
Securities sold under repurchase agreements	271,952	–	–	–	–	–	271,952
Other borrowed funds	8,095	–	–	–	–	–	8,095
Long-term debt	5,574	5,415	5,243	15,025	4,258	879	36,394
Trust preferred securities	–	–	–	–	–	40,000	40,000

Total interest-sensitive liabilities and trust preferred securities	$1,913,783	350,207	213,943	496,969	16,196	40,931	3,032,029

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

Item 8. Financial Statements and Supplementary Data

     The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:

Report of Ernst & Young LLP, Independent Auditors
Report of KPMG LLP, Independent Auditors
Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Income — Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of Registrant

     Information concerning “Directors and Executive Officers of Registrant” is set forth under the heading “Directors and Executive Officers” in the Company’s Proxy Statement and is herein incorporated by reference.

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

Item 13. Certain Relationships and Related Transactions

     Information concerning “Certain Relationships and Related Transactions” is set forth under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements – Related Party Transactions” included in Part IV, Item 15.

Item 14. Disclosure Controls and Procedures

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the Company’s system of internal controls over financial reporting as of December 31, 2002, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of December 31, 2002, its system of internal controls over financial reporting met those criteria.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Following are the Company’s audited consolidated financial statements.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of First Interstate BancSystem, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries for the year ended December 31, 2000 were audited by other auditors whose report dated January 26, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 6, 2003

REPORT OF KPMG LLP INDEPENDENT AUDITORS

Independent Auditors’ Report

The Board of Directors and Stockholders
First Interstate BancSystem, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of First Interstate BancSystem, Inc. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First Interstate BancSystem, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Billings, Montana
January 26, 2001

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

December 31,	2002	2001

Assets
Cash and due from banks	$234,187	152,609
Federal funds sold	50,890	82,185
Interest bearing deposits in banks	25,815	58,242
Investment securities:
Available-for-sale	716,267	593,104
Held-to-maturity (estimated fair values of $87,259 and $100,883 at December 31, 2002 and 2001, respectively)	83,025	100,074

Total investment securities	799,292	693,178

Loans	2,236,550	2,122,102
Less allowance for loan losses	36,309	34,091

Net loans	2,200,241	2,088,011

Premises and equipment, net	92,907	91,346
Accrued interest receivable	20,702	24,804
Goodwill, net of accumulated amortization	33,031	33,171
Core deposit intangibles, net of accumulated amortization	4,396	5,679
Mortgage servicing rights, net of accumulated amortization and impairment reserve	8,406	6,322
Other real estate owned, net	458	414
Net deferred tax asset	3,044	2,751
Other assets	85,599	40,138

Total assets	$3,558,968	3,278,850

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$571,932	536,022
Interest bearing	2,339,915	2,136,725

Total deposits	2,911,847	2,672,747

Federal funds purchased	–	625
Securities sold under repurchase agreements	300,234	271,952
Accrued interest payable	14,588	16,917
Accounts payable and accrued expenses	16,830	12,114
Other borrowed funds	7,970	8,095
Long-term debt	23,645	34,331
Trust preferred securities	40,000	40,000

Total liabilities	3,315,114	3,056,781

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2002 and 2001	–	–
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,799,748 shares and 7,848,704 shares as of December 31, 2002 and 2001, respectively	3,085	5,184
Retained earnings	236,724	212,314
Accumulated other comprehensive income, net	4,045	4,571

Total stockholders’ equity	243,854	222,069

Total liabilities and stockholders’ equity	$3,558,968	3,278,850

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

Year Ended December 31,	2002	2001	2000

Interest income:
Interest and fees on loans	$163,231	180,764	175,964
Interest and dividends on investment securities:
Taxable	32,638	31,417	30,730
Exempt from Federal taxes	3,804	3,669	3,591
Interest on deposits in banks	306	466	112
Interest on Federal funds sold	1,327	2,709	1,400

Total interest income	201,306	219,025	211,797

Interest expense:
Interest on deposits	56,251	79,642	80,205
Interest on Federal funds purchased	3	80	1,605
Interest on securities sold under repurchase agreements	3,546	7,556	10,836
Interest on other borrowed funds	85	333	3,084
Interest on long-term debt	2,045	2,844	2,530
Interest on trust preferred securities	3,529	3,529	3,529

Total interest expense	65,459	93,984	101,789

Net interest income	135,847	125,041	110,008
Provision for loan losses	9,191	7,843	5,280

Net interest income after provision for loan losses	126,656	117,198	104,728
Noninterest income:
Income from fiduciary activities	4,711	4,702	4,910
Service charges on deposit accounts	15,748	14,631	12,590
Technology services	11,041	10,249	10,171
Other service charges, commissions and fees	21,144	16,819	11,620
Investment securities gains, net	2,478	145	133
Other real estate income (expense), net	179	(130)	689
Other income	5,600	5,719	4,038

Total noninterest income	60,901	52,135	44,151

Noninterest expense:
Salaries, wages and employee benefits	68,379	61,617	51,814
Occupancy, net	10,558	9,561	8,063
Furniture and equipment	13,173	12,266	10,692
FDIC insurance	456	442	438
Goodwill amortization expense	–	2,195	2,013
Core deposit intangibles amortization expense	1,283	1,436	1,436
Other expenses	39,967	32,732	26,867

Total noninterest expense	133,816	120,249	101,323

Income before income taxes	53,741	49,084	47,556
Income tax expense	19,247	17,901	17,176

Net income	$34,494	31,183	30,380

Basic earnings per share	$4.41	3.97	3.83
Diluted earnings per share	4.41	3.94	3.78

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

			Accumulated other	Total
	Common	Retained	comprehensive	stockholders'
	stock	earnings	income (loss)	equity

Balance at December 31, 1999	$10,831	168,837	(6,030)	173,638
Comprehensive income:
Net income	–	30,380	–	30,380
Unrealized gains on available-for-sale investment securities, net of income tax expense of $3,910	–	–	6,586	6,586
Less reclassification adjustment for gains included in net income, net of income tax expense of $52	–	–	(81)	(81)

Other comprehensive income				6,505

Total comprehensive income				36,885

Common stock transactions:
124,718 shares retired	(4,904)	–	–	(4,904)
30,636 shares issued	1,174	–	–	1,174
Cash dividends declared:
Common ($1.11 per share)	–	(8,807)	–	(8,807)

Balance at December 31, 2000	7,101	190,410	475	197,986
Comprehensive income:
Net income	–	31,183	–	31,183
Unrealized gains on available-for-sale investment securities, net of income tax expense of $3,040	–	–	4,753	4,753
Less reclassification adjustment for gains included in net income, net of income tax expense of $57	–	–	(88)	(88)
Cumulative effect of adoption of SFAS No. 133, transfer of held-to-maturity securities to available-for-sale, net of income tax benefit of $364	–	–	(569)	(569)

Other comprehensive income				4,096

Total comprehensive income				35,279

Common stock transactions:
107,230 shares retired	(4,200)	–	–	(4,200)
56,766 shares issued	2,283	–	–	2,283
Cash dividends declared:
Common ($1.18 per share)	–	(9,279)	–	(9,279)

Balance at December 31, 2001	5,184	212,314	4,571	222,069
Comprehensive income:
Net income	–	34,494	–	34,494
Unrealized loss on available-for-sale investment securities, net of income tax benefit of $1,302	–	–	(2,038)	(2,038)
Less reclassification adjustment for gains included in net income, net of income tax expense of $966	–	–	1,512	1,512

Other comprehensive income				(526)

Total comprehensive income				33,968

Common stock transactions:
78,060 shares retired	(3,390)	–	–	(3,390)
29,104 shares issued	1,291	–	–	1,291
Cash dividends declared:
Common ($1.29 per share)	–	(10,084)	–	(10,084)

Balance at December 31, 2002	$3,085	236,724	4,045	243,854

     See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net income	$34,494	31,183	30,380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(209)	(23)	(737)
Provisions for loan and other real estate losses	9,191	7,843	5,280
Depreciation	10,364	10,032	8,983
Amortization	1,283	3,631	3,449
Net premium amortization on investment securities	972	9	113
Net gain on sale of investments	(2,478)	(145)	(133)
Gain on sale of other real estate owned	(240)	(26)	(758)
Gain on sale of loans	(6,166)	(3,339)	(1,039)
Write down of bank premises and equipment	1,347	85	–
Loss (gain) on sale of premises and equipment	122	101	(194)
Increase in valuation reserve for mortgage servicing rights	2,774	1,143	–
Deferred income taxes	9	1,826	286
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	3,834	3,638	(3,152)
Decrease (increase) in other assets	8,837	(4,143)	(1,375)
Increase (decrease) in accrued interest payable	(2,256)	(2,817)	5,461
Increase (decrease) in accounts payable and accrued expenses	4,760	(1,377)	422

Net cash provided by operating activities	66,638	47,621	46,986

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,712)	(8,343)	(60,472)
Available-for-sale	(741,103)	(433,840)	(105,624)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	20,823	36,205	78,948
Available-for-sale	583,586	361,924	50,042
Proceeds from sales of available-for-sale investment securities	29,094	17,651	28,458
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	5,836	(46,130)	–
Purchases and originations of mortgage servicing rights	(7,592)	(3,587)	(2,181)
Extensions of credit to customers, net of repayments	(137,800)	(192,510)	(190,889)
Recoveries on loans charged-off	2,522	1,990	2,728
Proceeds from sale of other real estate owned	1,616	3,300	1,535
Proceeds from sale of net assets of banking office, net of cash payments	(4,737)	–	–
Acquisitions of banking offices, net of cash and cash equivalents acquired	–	–	(15,288)
Capital distribution from (contribution to) joint ventures	150	(350)	300
Capital expenditures, net of sales	(15,638)	(10,604)	(22,606)
Investment in bank-owned life insurance	(50,000)	–	–

Net cash used in investing activities	(316,955)	(274,294)	(235,049)

Cash flows from financing activities:
Net increase in deposits	262,088	343,388	166,960
Net increase in federal funds purchased and repurchase agreements	29,019	23,964	59,689
Net decrease in other borrowed funds	(125)	(3,043)	(32,737)
Borrowings of long-term debt	44,208	81,600	29,000
Repayment of long-term debt	(54,894)	(84,269)	(15,394)
Net decrease in debt issuance costs	95	95	95
Proceeds from issuance of common stock	1,256	2,208	1,100
Purchase and retirement of common stock	(3,390)	(4,200)	(4,904)
Dividends paid to stockholders	(10,084)	(9,279)	(8,807)

Net cash provided by financing activities	268,173	350,464	195,002

Net increase in cash and cash equivalents	17,856	123,791	6,939
Cash and cash equivalents at beginning of year	293,036	169,245	162,306

Cash and cash equivalents at end of year	$310,892	293,036	169,245

     See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individual and corporate customers throughout the states of Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust and brokerage services through its bank subsidiary and technology services through a nonbank subsidiary. The Company is subject to competition from other financial institutions, nonbank financial and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation. The consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”), Commerce Financial, Inc., FIB Capital Trust, FI Reinsurance, Ltd., and i_Tech Corporation (“i_Tech”). All material intercompany transactions have been eliminated in consolidation.

The Company has investments in joint ventures that are not consolidated because the Company does not own a majority voting interest, control the operations of the joint venture or receive a majority of the losses or earnings of the joint venture. These joint ventures are accounted for using the equity method of accounting. Under the equity method of accounting, the Company initially records its investments in joint ventures at cost. The carrying amounts of the joint ventures are adjusted to record the Company’s proportionate share of distributions and earnings or losses of the joint ventures.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management relies on market evaluations and historical experience in determining the adequacy of the allowance for loan losses. Independent appraisals are obtained for significant properties in the process of foreclosure. Management believes that the allowances for loan losses and real estate owned are adequate for known and inherent losses at December 31, 2002. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and real estate owned. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions which may affect the borrowers’ ability to pay and regulatory requirements.

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

At December 31, 2002, the Company maintained a compensating balance of approximately $100,000 with the Federal Reserve Bank to mitigate the payment of service charges for check clearing services.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Investment Securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and any marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as accumulated other comprehensive income or loss, a separate component of stockholders’ equity. The Company did not carry any trading account assets during 2002, 2001 or 2000. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

The Company holds investment securities in trust for certain executive officers and directors of the Company who have elected to defer a portion of their compensation. These investment securities are included in other assets. Unrealized holding gains and losses and investment income are included in noninterest income.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal, unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. Loans renegotiated in troubled debt restructurings are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.

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

The Company’s methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated component of the allowance for consumer loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The allocated component for all other loan categories is based principally on current loan grades and historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The unallocated component of the allowance for loan losses represents the results of analyses that estimate probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses. These analyses include changes in the nature and volume of the loan portfolio, overall portfolio quality, industry

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

concentrations, current economic factors, model imprecision and the estimated impact of current economic conditions on certain historical loss rates used in the allocated model.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all amounts due according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used to measure impairment. The Company considers impaired loans to be those non-consumer loans which are nonaccrual or have been renegotiated in a troubled debt restructuring. Interest income is recognized on impaired loans only to the extent that cash payments received exceed the principal balance outstanding.

Goodwill and Core Deposit Intangibles. The excess purchase price over the fair value of identifiable net assets from acquisitions is allocated between goodwill and the intangible value of depositor relationships resulting from deposit liabilities assumed (“core deposit intangibles”). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized over an estimated useful life, but rather is tested at least annually for impairment. Prior to the adoption of SFAS No. 142, the Company’s goodwill was amortized using the straight-line method over periods of primarily 15 to 25 years. Note 8 includes a summary of the Company’s goodwill as well as further detail regarding the impact of the adoption of SFAS No. 142.

Core deposit intangibles, which have finite useful lives, are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $7,444 as of December 31, 2002 and $6,161 as of December 31, 2001. Core deposit intangibles amortization expense is expected to total $1,173, $1,090, $1,025, $776 and $146 in 2003, 2004, 2005, 2006 and 2007, respectively.

Mortgage Servicing Rights. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.

Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 50 years for buildings and improvements and 2.5 to 15 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. During 2002, the Company recognized as other expense an impairment loss of $1,347 related to a 1989 Cessna Citation II aircraft pending disposition. The carrying value of the aircraft of $1,800 is based on an estimate of the aircraft’s fair value at December 31, 2002 less estimated selling costs. The aircraft is included in other assets of the Parent Company and is expected to be sold or returned to service prior to September 30, 2003. No impairment losses were recognized during 2001 or 2000.

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

Per Share Data. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

Stock-Based Compensation. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Options awarded prior to September 2001 are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Option awards subsequent to August 2001 are accounted for under fixed plan accounting. Under fixed plan accounting, the Company does not recognize compensation expense if the exercise price of the option is equal to the fair value of the common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation.”

Year Ended December 31,	2002	2001	2000

Net income, as reported	$34,494	31,183	30,380
Deduct: total stock-based employee compensation expense determined under fair value based method for fixed plan awards, net of related tax effects	1,583	6	–

Pro forma net income	$32,911	31,177	30,380

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year Ended December 31,	2002	2001	2000

Basic earnings per common share as reported	$4.41	3.97	3.83
Pro forma basic earnings per common share	4.21	3.97	3.83

Diluted earnings per common share as reported	$4.41	3.94	3.78
Pro forma diluted earnings per common share	4.20	3.94	3.78

The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 2002 and 2001 were $5.01 and $5.84, respectively. Weighted average assumptions used in the valuation model include risk-free interest rate of 5.17% and 4.93% in 2002 and 2001, respectively; dividend yield of 3.07% and 2.86% in 2002 and 2001, respectively; an expected life of options of 7 years and 10 years in 2002 and 2001, respectively; and, expected stock price volatility of 9.1% in 2002 and 2001.

Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.

Business Lines. The Company has two significant lines of business, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services offered to individual customers, businesses and municipalities. Technology Services encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM processing support, item proof and capture, wide area network services and system support.

Other includes the net funding cost and operational results of the Parent Company, operational results of nonbank subsidiaries (except i_Tech), compensation cost or benefit related to stock-based employee compensation and intercompany eliminations. Expenses for centrally provided services are allocated to the business lines based primarily upon estimated usage of services.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $1,961, $1,783, and $1,652 in 2002, 2001 and 2000, respectively.

Reclassifications. Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation. The effects of the reclassifications are not considered to be significant.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” addressing financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually using a fair value approach for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addressing accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;” however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 on January 1, 2002 did not impact the consolidated financial statements, results of operations or liquidity of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions- an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9.” Under the provisions of SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations.” In addition, SFAS No. 147 provides that long-term customer relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, be evaluated for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 147 are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not impact the consolidated financial statements, results of operations or liquidity of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions of Interpretation No. 45 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 became effective and were adopted by the Company on December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of SFAS No. 148 on December 31, 2002. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. An enterprise that consolidates a variable interest entity is called the primary beneficiary of that entity. Interpretation No. 46 requires the primary beneficiary to disclose the nature, purpose, size and activities of the variable interest entity; the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations; and, creditor’s recourse to the general credit of the primary beneficiary. Additional disclosures are required for enterprises that hold significant interests in a variable interest entity but

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

are not the primary beneficiaries. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively or retroactively with a cumulative-effect adjustment recorded as of the beginning of the first year applied. Management does not expect the adoption of Interpretation No. 46 to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2002, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2002 and 2001 are presented in the following table:

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total risk-based capital:
Consolidated	$280,081	10.6%	$210,680	8.0%	$263,350	10.0%
FIB	292,800	11.2	209,694	8.0	262,118	10.0
Tier 1 risk-based capital:
Consolidated	241,840	9.2	105,340	4.0	158,010	6.0
FIB	259,996	9.9	104,847	4.0	157,271	6.0
Leverage capital ratio:
Consolidated	241,840	6.9	139,923	4.0	174,904	5.0
FIB	259,996	7.5	139,411	4.0	174,264	5.0

As of December 31, 2001:
Total risk-based capital:
Consolidated	$258,585	10.3%	$200,334	8.0%	$250,418	10.0%
FIB	272,934	11.0	199,256	8.0	249,070	10.0
Tier 1 risk-based capital:
Consolidated	218,648	8.7	100,167	4.0	150,251	6.0
FIB	241,769	9.7	99,628	4.0	149,442	6.0
Leverage capital ratio:
Consolidated	218,648	6.8	129,099	4.0	161,374	5.0
FIB	241,769	7.5	128,715	4.0	160,894	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3) INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2002	cost	gains	losses	value

Obligations of U.S. Government agencies	$238,552	2,908	(3)	241,457
Other mortgage-backed securities	425,279	4,160	(485)	428,954
Mutual funds	40,294	–	(1)	40,293
Corporate securities	5,548	15	–	5,563

Total	$709,673	7,083	(489)	716,267

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2002	cost	gains	losses	value

States, county and municipal securities	$82,818	4,236	(2)	87,052
Corporate securities	207	–	–	207

Total	$83,025	4,236	(2)	87,259

Gross gains of $2,479 and gross losses of $1 were realized on the sale of available-for-sale securities in 2002.

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2001	cost	gains	losses	value

U.S. Treasury securities	$22,016	548	–	22,564
Obligations of U.S. Government agencies	165,027	4,898	–	169,925
Other mortgage-backed securities	352,219	2,849	(758)	354,310
Mutual funds	46,130	–	–	46,130
Other securities	175	–	–	175

Total	$585,567	8,295	(758)	593,104

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2001	cost	gains	losses	value

States, county and municipal securities	$83,327	968	(393)	83,902
Corporate securities	16,747	234	–	16,981

Total	$100,074	1,202	(393)	100,883

Gross gains of $145 and gross losses of $0 were realized on the sale of available-for-sale securities in 2001.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at December 31, 2002 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

December 31, 2002	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Within one year	$251,432	253,637	1,130	1,288
After one but within five years	417,739	422,131	28,816	30,325
After five years but within ten years	208	206	47,143	49,704
After ten years	–	–	5,936	5,942

Total	$669,379	675,974	83,025	87,259

Mutual funds with no stated maturity	40,294	40,293	–	–

Total	$709,673	716,267	83,025	87,259

At December 31, 2002, the Company had investment securities callable within one year with amortized costs and estimated fair values of $155,805 and $156,588, respectively. These investment securities are classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 2002 and 2001, the Company had variable rate securities with amortized costs of $2,291 and $2,800, respectively.

There are no significant concentrations of investments at December 31, 2002 (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $602,300 and $525,379 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2002 and 2001 was $609,237 and $532,318, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)	LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2002	2001

Real estate (1)	$1,214,730	1,101,294
Consumer (2)	470,668	483,636
Commercial	460,536	434,330
Agricultural	87,144	95,513
Other loans, including overdrafts	3,472	7,329

Total loans	$2,236,550	2,122,102

(1)	Includes residential, agricultural, commercial and construction loans and loans held for resale secured by real estate of $287,996, $94,657, $652,606, $127,102, and $52,369, respectively, as of December 31, 2002, and $263,218, $94,697, $595,034, $93,209 and $55,136, respectively, as of December 31, 2001.
(2)	Includes indirect and credit card loans of $260,029 and $27,846, respectively, as of December 31, 2002 and $281,242 and $23,007, respectively, as of December 31, 2001.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

At December 31, 2002, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

Nonaccrual loans amounted to $28,616 and $18,273 at December 31, 2002 and 2001, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,733 and $1,688 during the years ended December 31, 2002 and 2001, respectively. Loans contractually past due ninety days or more aggregating $4,625 on December 31, 2002 and $7,200 on December 31, 2001 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. At December 31, 2002 and 2001, the Company had impaired loans of $27,101 and $17,013, respectively. Included in impaired loans at December 31, 2002 and 2001 are $5,067 and $3,382, respectively, of loans with impairment allowances of $2,642 and $1,641, respectively, included in the Company’s allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was approximately $22,518, $18,883, and $22,324, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2002, 2001 and 2000 would have been approximately $1,615, $1,565, and $1,867, respectively. At December 31, 2002, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Years ended December 31,	2002	2001	2000

Balance at beginning of year	$34,091	32,820	29,599
Allowance of acquired banking offices	–	–	1,019
Provision charged to operating expense	9,191	7,843	5,280
Less loans charged-off	(9,495)	(8,562)	(5,806)
Add back recoveries of loans previously charged-off	2,522	1,990	2,728

Balance at end of year	$36,309	34,091	32,820

(6)	OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of the following:

December 31,	2002	2001

OREO	$458	414
Less allowance for OREO losses	–	–

OREO, net of allowance	$458	414

The Company made no provisions for OREO losses in 2002, 2001 or 2000. The value of OREO was written down $10 in each of the years ending December 31, 2001 and 2000.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(7)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2002	2001

Land	$15,794	11,265
Buildings and improvements	81,575	78,512
Furniture and equipment	46,103	47,585

	143,472	137,362
Less accumulated depreciation	(50,565)	(46,016)

Premises and equipment, net	$92,907	91,346

The Parent Company and a branch office lease premises from an affiliated partnership (see Note 25).

(8)	GOODWILL

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its goodwill. The following table shows the pro forma effect of applying the non-amortization provisions of SFAS No. 142 to the results of operations for 2001 and 2000.

Years ended December 31,	2002	2001	2000

Reported net income	$34,494	31,183	30,380
Add back goodwill amortization, net of tax effect	–	1,895	1,713

Pro forma net income	$34,494	33,078	32,093

Basic earnings per common share as reported	$4.41	3.97	3.83
Pro forma basic earnings per common share	4.41	4.21	4.05

Diluted earnings per common share as reported	$4.41	3.94	3.78
Pro forma diluted earnings per common share	4.41	4.18	4.00

All goodwill has been allocated to the Community Banking line of business. During 2002, goodwill of $140 was written off related to the sale of a banking office. Goodwill is tested annually using a fair value approach for impairment. No impairment losses were recorded in 2002.

(9)	MORTGAGE SERVICING RIGHTS

The Company is a servicer of residential mortgage loans and is compensated for loan administrative services performed in conjunction with mortgage servicing rights purchased in the secondary market and originated by FIB.

Information with respect to the Company’s mortgage servicing rights follows:

Years ended December 31,	2002	2001	2000

Balance at beginning of year	$6,322	4,964	3,673
Purchase of loan servicing rights	1,426	247	1,143
Origination of loan servicing rights	6,166	3,340	1,038
Amortization expense	(2,734)	(1,086)	(890)
Impairment charges	(2,774)	(1,143)	–

Balance at end of year	$8,406	6,322	4,964

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

At December 31, 2002, the estimated fair value of the Company’s servicing assets was $8,934. The fair value of servicing assets was determined using discount rates ranging from 8.9% to 12.0% and monthly prepayment speeds ranging from 0.9% to 3.9% depending upon the risk characteristics of the underlying loans. Impairment losses of $2,774 and $1,143 were recognized as other expense in 2002 and 2001, respectively. No impairment losses were recorded in 2000.

The principal balance of mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid balances of these loans were approximately $1,206,975 and $807,939 at December 31, 2002 and 2001, respectively.

(10)	OTHER ASSETS

At December 31, 2002 and 2001, other assets consisted of the following:

	2002	2001

Restricted equity securities of government agencies	$11,411	15,766
Cash surrender value of life insurance, net	54,222	3,493
Other	19,966	20,879

	$85,599	40,138

(11)	CASH SURRENDER VALUE OF LIFE INSURANCE

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 2002 and 2001. Cash surrender values are recorded net of outstanding policy loans, since the Company has no current plans for repayment. Outstanding policy loans at December 31, 2002 and 2001 are $2,986 and $2,871, respectively. The net cash surrender value of key-executive insurance policies included in other assets is $653 and $716 at December 31, 2002 and 2001, respectively.

The Company also has obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies is $3,080 and $2,777 at December 31, 2002 and 2001, respectively, and is included in other assets. Under these policies, the Company receives the net cash surrender value if the policy is terminated, or receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiary. The endorsement split dollar agreement will provide post retirement coverage for those selected key officers meeting specified retirement qualifications. The Company accrues the earned portion of the post-employment benefit through the vesting period.

During 2002, the Company obtained a group life insurance policy covering selected officers of the Company’s banking subsidiary. At December 31, 2002, the net cash surrender value of the policy included in other assets was $50,489. Under the policy, the Company receives the net cash surrender value if the policy is terminated, or receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiary if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of the banking subsidiary.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(12)	DEPOSITS

Deposits are summarized as follows:

December 31,	2002	2001

Noninterest bearing demand	$571,932	536,022
Interest bearing:
Demand	519,155	454,394
Savings	762,740	693,794
Time, $100 and over	338,991	312,543
Time, other	719,029	675,994

Total interest bearing	2,339,915	2,136,725

	$2,911,847	2,672,747

Maturities of time deposits at December 31, 2002 are as follows:

	Time, $100
	and Over	Total Time

2003	$261,303	762,028
2004	47,716	167,758
2005	10,828	54,114
2006	4,151	19,278
2007	14,993	54,809
Thereafter	–	33

	$338,991	1,058,020

Interest expense on time deposits of $100 or more was $12,616, $17,047, and $13,889 for the years ended December 31, 2002, 2001 and 2000, respectively.

(13)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2002	2001	2000

Current:
Federal	$16,102	13,490	14,668
State	3,136	2,585	2,222

State	19,238	16,075	16,890

Deferred:
Federal	(107)	1,557	226
State	116	269	60

	9	1,826	286

	$19,247	17,901	17,176

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 2002, 2001 and 2000 to income before income taxes as a result of the following:

Year ended December 31,	2002	2001	2000

Tax expense at the statutory tax rate $	18,809	17,179	16,645
Increase (decrease) in tax resulting from:
Tax-exempt income	(1,834)	(1,902)	(1,749)
State income tax, net of Federal income tax benefit	2,114	1,853	1,483
Amortization of nondeductible goodwill	113	436	452
Other, net	45	335	345

	$19,247	17,901	17,176

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2002	2001

Deferred tax assets:
Loans, principally due to allowance for loan losses	$12,959	11,980
Other real estate owned, principally due to differences in bases	–	32
Employee benefits	1,269	1,211
Other	756	403

Deferred tax assets	14,984	13,626

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(1,538)	(1,446)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,073)	(1,024)
Prepaid amounts	(575)	(647)
Government agency stock dividends	(1,730)	(1,516)
Investment securities, unrealized gains	(2,627)	(2,971)
Goodwill and core deposit intangibles	(2,165)	(2,165)
Mortgage servicing rights	(2,011)	(833)
Other	(221)	(273)

Deferred tax liabilities	(11,940)	(10,875)

Net deferred tax asset	$3,044	2,751

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2002 management continues to believe it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company had current income taxes payable of $1,258 at December 31, 2002 and current income taxes receivable of $1,610 at December 31, 2001.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(14)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2002	2001

Parent Company:
Unsecured revolving term loan due June 30, 2005, interest payable quarterly at variable interest rates (2.94% weighted average rate at December 31, 2002)	$3,600	10,150
7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 with final maturity on October 1, 2006	16,600	20,000
Variable rate equipment note, principal and interest payable quarterly through March 30, 2005 (3.29% rate at December 31, 2002)	1,472	2,032
5.71% unsecured note payable to former stockholder, principal and interest due annually through March 15, 2005	58	–
Subsidiaries:
Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 6.37% at December 31, 2002)	1,915	2,149

	$23,645	34,331

Maturities of long-term debt at December 31, 2002 are as follows:
2003	$4,448
2004	4,768
2005	8,556
2006	4,807
2007	209
Thereafter	857

$23,645

In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends. The Company was in compliance with all such restrictions as of December 31, 2002.

The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2002, $3,600 was advanced on the loan. The revolving facility requires a quarterly commitment fee of 0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. At various dates, the Company may elect either prime or a Eurodollar rates which vary depending on the Company’s capital ratios.

The variable rate equipment note is secured by a Cessna Citation aircraft. The notes payable to FHLB are secured by unencumbered residential and commercial real estate loans.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2002	2001

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (0.99% weighted average rate at December 31, 2002)	$7,970	8,095

	$7,970	8,095

The Company has Federal funds lines of credit with third parties amounting to $100,000, subject to funds availability. These lines are subject to cancellation without notice. The Company has available lines of credit with the FHLB of approximately $244,000.

(15)	TRUST PREFERRED SECURITIES

On October 1, 1997, the Company established FIB Capital Trust (“Trust”), a wholly-owned statutory business trust, for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $40,000 and using the proceeds to purchase junior subordinated debentures (“Subordinated Debentures”) issued by the Parent Company. The sole assets of the Trust are the Subordinated Debentures.

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

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after December 1, 2002 at par.

The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of $2,363 were capitalized and are being amortized through maturity to interest expense using the straight-line method.

(16)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All non-temporary employees working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Vesting in contributions occurs pro rata over a three-year period. Company contributions to this plan of $1,290, $1,267, and $1,186 were expensed in 2002, 2001 and 2000, respectively.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Company contributions to this plan of $2,230, $1,868, and $1,490 were expensed in 2002, 2001 and 2000, respectively.

Stock Option Plans. The Company has two nonqualified stock option plans, the 2001 Stock Option Plan (“New Stock Option Plan”) and the Stock Option and Stock Appreciation Rights Plan (“Old Option Plan”). Stock options and stock appreciation rights (“SARs”) awards are granted to certain officers and directors of the Company at the discretion of the Company’s Board of Directors. Subsequent to May 2001, the Company discontinued stock option awards under the Old Option Plan.

Under the New Stock Option Plan, all options granted have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) and can be exercised for periods of up to ten years from the date of grant. During 2002, the Company awarded 604,721 options under the New Stock Option Plan, 497,186 of which are immediately exercisable and 107,535 that vest over a three-year period. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

Information with respect to the Company’s New Stock Option Plan follows:

	2002	2001

Outstanding, beginning of year	2,450	–
Granted during year	604,721	2,450
Exercised during year	–	–
Cancelled during the year	(2,910)	–
Expired during the year	(12,360)	–

Outstanding, end of year	591,901	2,450

Information with respect to the weighted-average stock option exercise prices are as follows:

	2002	2001

Granted during year	$42.06	–
Exercised during year	–	–
Cancelled during the year	42.00	–
Expired during the year	42.00	–
Outstanding, end of year	42.06	41.35

Exercisable options outstanding under the New Stock Option Plan at December 31, 2002 had exercise prices ranging from $40.00 to $45.00 and a weighted average remaining life of 7.5 years.

Under the Old Option Plan, stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Old Option Plan was subject to vesting as determined by the Compensation Committee and can be exercised for a period of up to ten years from the date of grant. Options outstanding under the Old Option Plan were 100% vested as of December 31, 2002. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

During 2001, the Company offered all option holders under the Old Stock Plan an opportunity to exercise outstanding options with the intention of issuing, after six months, a similar number of options with similar terms under the New Stock Option Plan. As a result, 344,053 options granted under the Old Option Plan were exercised and 98,006 options were cancelled in 2001.

The Company accounts for the Old Option Plan as a variable plan, in accordance with APB No. 25, with compensation cost or benefit recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. The recorded expense (benefit) related to this plan was $30, $503, and ($593) in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had liabilities related to obligations under this plan of $69 and $444, respectively.

Information with respect to stock options and SARs granted under the Old Option Plan follows:

	2002		2001		2000

Year ended December 31,	Options	SARs	Options	SARs	Options	SARs

Outstanding, beginning of year	21,720	3,000	386,256	4,400	322,300	6,000
Granted	–	–	112,173	–	101,456	–
Exercised	(19,470)	(3,000)	(378,003)	(1,400)	(35,000)	(1,600)
Cancelled	–	–	(98,706)	–	(2,500)	–

Outstanding, end of year	2,250	–	21,720	3,000	386,256	4,400

Information with respect to the weighted-average stock option exercise prices for options granted under the Old Option Plan follows:

Year ended December 31,	2002	2001	2000

Granted during year	$–	38.10	39.95
Exercised during year	25.94	27.87	14.54
Cancelled during year	–	39.98	38.60
SARs converted during year	19.02	–	–
Outstanding, end of year	14.21	24.73	27.82

Exercisable options outstanding under the Old Option Plan at December 31, 2002 had exercise prices ranging from $12.40 to $15.80 and a weighted average remaining life of 0.7 years.

(17)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $52,369 and $55,136 as of December 31, 2002 and 2001, respectively.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,179 in 2002, $2,737 in 2001 and $2,119 in 2000.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

		Related
	Third	Partnership
	parties	(See Note 25)	Total

For the year ending December 31:
2003	$2,329	970	3,299
2004	2,183	970	3,153
2005	2,032	721	2,753
2006	1,709	–	1,709
2007	1,523	–	1,523
Thereafter	6,763	–	6,763

	$16,539	2,661	19,200

(18)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Generally, all standby letters of credit and commitments to extend credit are subject to annual renewal. At December 31, 2002 and 2001, stand-by letters of credit in the amount of $60,716 and $36,915 respectively, were outstanding. Commitments to extend credit to existing and new borrowers approximated $562,124 at December 31, 2002, which includes $110,883 on unused credit card lines and $110,565 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $482,632 at December 31, 2001, which included $84,499 on unused credit card lines and $79,905 with commitment maturities beyond one year.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(19)	CAPITAL STOCK

At December 31, 2002, 91.6% of common shares held by shareholders are subject to shareholder’s agreements (Agreements). Under the Agreements, the Company has a right of first refusal to repurchase shares from the shareholder at fair value in the event of a proposed sale or transfer of shares to a third party. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

(20)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2002	2001

Condensed balance sheets:
Cash and cash equivalents	$297	246
Investment in subsidiaries, at equity:
Bank subsidiary	300,984	283,868
Non-bank subsidiaries	8,027	8,286

Total investment in subsidiaries	309,011	292,154
Property and equipment	202	3,785
Other assets	9,766	9,150

Total assets	$319,276	305,335

Other liabilities	7,952	6,743
Long-term debt	26,233	35,286
Subordinated debentures — FIB Capital Trust	41,237	41,237

Total liabilities	75,422	83,266
Stockholders’ equity	243,854	222,069

Total liabilities and stockholders’ equity	$319,276	305,335

Year ended December 31,	2002	2001	2000

Condensed statements of income:
Dividends from subsidiary banks	$26,307	26,207	22,107
Other interest income	12	35	98
Other income, primarily management fees from subsidiaries	4,199	3,993	4,235

Total income	30,518	30,235	26,440

Salaries and benefits	6,780	6,993	4,958
Interest expense	5,583	6,465	6,209
Other operating expenses, net	6,459	5,800	4,421

Total expenses	18,822	19,258	15,588

Earnings before income tax benefit	11,696	10,977	10,852
Income tax benefit	5,415	5,475	3,992

Income before undistributed earnings of subsidiaries	17,111	16,452	14,844
Undistributed earnings of subsidiaries	17,383	14,731	15,536

Net income	$34,494	31,183	30,380

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Year ended December 31,	2002	2001	2000

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$34,494	31,183	30,380
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(17,383)	(14,731)	(15,536)
Net loss (gain) on sale of equipment	–	35	(200)
Write down of equipment	1,347	–	–
Depreciation and amortization	103	303	414
Provision for deferred income taxes	83	(13)	334
Other, net	2,250	(2,793)	(97)

Net cash provided by operating activities	20,894	13,984	15,295

Cash flows from investing activities:
Capital expenditures, net of sales	333	226	(2,282)
Capitalization of subsidiaries	–	(846)	(1,000)
Acquisitions of banking offices, net of cash acquired	–	–	(20,152)

Net cash provided by (used in) investing activities	333	(620)	(23,434)

Cash flows from financing activities:
Net increase (decrease) in advances to non-bank subsidiaries	1,399	(99)	2,546
Borrowings of long-term debt	44,208	81,600	29,000
Repayments of long-term debt	(54,660)	(83,697)	(15,616)
Debt issuance costs	95	95	95
Dividends paid on common stock	(10,084)	(9,279)	(8,807)
Payments to retire common stock	(3,390)	(4,200)	(4,904)
Issuance of common stock	1,256	2,208	1,100

Net cash provided by (used in) financing activities	(21,176)	(13,372)	3,414

Net change in cash and cash equivalents	51	(8)	(4,725)
Cash and cash equivalents, beginning of year	246	254	4,979

Cash and cash equivalents, end of year	$297	246	254

Noncash Investing and Financing Activities – In conjunction with the exercise of stock options, the Company transferred $35, $75 and $74 in 2002, 2001, and 2000, respectively, from accrued liabilities to common stock. During 2002, the Company transferred equipment pending disposal of $2,300 to other assets.

(21)	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Financial Assets. Due to the liquid and/or short-term nature of cash, cash equivalents and interest bearing deposits in bank, carrying values of these instruments approximate fair values. Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination. Fair values of mortgage servicing rights are based on a pricing model using prevailing financial market information.

Financial Liabilities and Trust Preferred Securities. The fair values of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loan, equipment note and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair values. The fair values of subordinated notes and notes payable to the FHLB are estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair values of Trust Preferred Securities are based on quoted market prices.

Commitments to Extend Credit and Standby Letters of Credit. It is not practicable to estimate the fair value of commitments to extend credit because information necessary to support fair value estimations is not readily available and amounts are not anticipated to be significant.

A summary of the estimated fair values of financial instruments follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$310,892	310,892	293,036	293,036
Securities available-for-sale	716,267	716,267	593,104	593,104
Securities held-to-maturity	83,025	87,259	100,074	100,883
Net loans	2,200,241	2,223,152	2,088,011	2,215,136
Mortgage servicing rights, net	8,406	8,934	6,322	7,019

Total financial assets	$3,318,831	3,346,504	3,080,547	3,209,178

Financial liabilities and trust preferred securities:
Total deposits, excluding time deposits	$1,853,827	1,853,827	1,684,210	1,684,210
Time deposits	1,058,020	1,067,734	988,537	990,753
Federal funds purchased	–	–	625	625
Securities sold under repurchase agreements	300,234	300,234	271,952	271,952
Other borrowed funds	7,970	7,970	8,095	8,095
Long-term debt	23,645	25,871	34,331	36,394
Trust Preferred Securities	40,000	39,200	40,000	40,000

Total financial liabilities and trust preferred securities	$3,283,696	3,294,836	3,027,750	3,032,029

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(22)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2002	2001	2000

Net income basic and diluted	$34,494	31,183	30,380

Average outstanding shares — basic	7,813,770	7,854,576	7,924,589
Add: effect of dilutive stock options	16,659	67,118	119,942

Average outstanding shares — diluted	7,830,429	7,921,694	8,044,531

Basic earnings per share	$4.41	3.97	3.83

Diluted earnings per share	$4.41	3.94	3.78

Stock options to purchase 100,206 shares for the year ended December 31, 2000 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the fair value of the shares and, therefore, the effect would have been antidilutive. There were no antidilutive stock options outstanding for the years ended December 31, 2002 or 2001.

(23)	ACQUISITIONS

Equality Bankshares, Inc. On August 1, 2000, the Company acquired all of the outstanding ownership of Equality Bankshares, Inc. (EBSI) and its bank subsidiary, The Equality State Bank (ESB). The total cash purchase price paid at closing of $20,301 was funded through available cash on hand and a $19,000 advance on the Company’s revolving term note. At the acquisition date, EBSI had gross loans of approximately $64,000 and deposits of approximately $80,000. The transaction was accounted for as a purchase and, accordingly, the consolidated statement of income for the year ended December 31, 2000 includes EBSI’s results of operations since the date of purchase. EBSI was subsequently dissolved and ESB was merged with FIB. The premium paid and estimated fair value adjustments have been pushed down to FIB. The premium paid over the fair value of the assets and liabilities acquired amounted to $13,295 which was allocated to core deposit intangibles of $1,867 and goodwill of $11,428. Core deposit intangibles are being amortized using an accelerated method over 10 years.

(24)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $15,204, $17,604 and $15,666 for income taxes during 2002, 2001 and 2000, respectively. The Company paid cash of $67,788, $96,801 and $96,494 for interest during 2002, 2001 and 2000, respectively.

The Company transferred loans of $1,420, $485 and $1,841 to other real estate owned in 2002, 2001 and 2000, respectively. In conjunction with the exercise of stock options, the Company transferred $35, $75 and $74 in 2002, 2001 and 2000, respectively, from accrued liabilities to common stock.

During 2002, the Company transferred equipment pending disposal of $2,300 to other assets. During 2001, the Company transferred property of $175 to other real estate owned.

In conjunction with the adoption of SFAS No. 133, the Company transferred investment securities of $3,165 from the held-to-maturity category to the available-for-sale category during 2001.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In conjunction with the sale of the net assets of a banking office in 2002, the Company divested assets and liabilities with book values of $19,695 and $24,432, respectively. In conjunction with acquisitions during 2000, the Company received assets with fair values of $103,249 and assumed liabilities of $82,924.

(25)	RELATED PARTY TRANSACTIONS

The Company has banking transactions in the ordinary course of business with related parties, including business with directors, officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that did not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $16,124 at December 31, 2002 and $24,018 at December 31, 2001. During 2002, new loans and advances on existing loans of $49,891 were funded and repayments totaled $57,785. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk loans.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The other 50% is owned by a company in which a director of the Company owns beneficially an equity interest of approximately 33%. At December 31, 2002, the partnership has indebtedness of $7,691 which is full recourse to the partners. Total rents, including maintenance, paid to the partnership were $1,462 in 2002, $1,493 in 2001 and $1,503 in 2000.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $362, $279 and $194 in 2002, 2001 and 2000, respectively.

In January 2002, the Company entered into a lease for the use of a Citation 550 aircraft with an entity wholly-owned by the chief executive officer of the Company. Under the terms of the lease, the Company pays all of the operating expenses of the aircraft. During 2002, the Company paid $53 for use of the aircraft and received reimbursement of operating costs of $49 from the chief executive officer for his personal use of the aircraft.

In February 2002, the Company sold a Cessna 340 aircraft to a director of the Company for fair value of $375.

(26)	BUSINESS LINE REPORTING

The Company is managed along two primary lines of business, Community Banking and Technology Services. Community Banking encompasses consumer and commercial banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extensions of credit and fee-based investment services, mortgage origination and mortgage servicing. Technology Services encompasses services provided to affiliated and non-affiliated customers including core application data processing, ATM processing support, item proof and capture (“IP”), wide area network services and system support.

On January 1, 2001, the Company transferred IP services from FIB, its banking subsidiary, to i_Tech, its technology services subsidiary. Because expenses associated with IP services prior to 2001 cannot be separately distinguished from other operational expenses, the 2000 amounts reported have not been reclassified to reflect the transfer. Increases in the revenues and noninterest expenses of the Technology Services business line during 2001 as compared to 2000 are primarily due to the transfer of IP services.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Included in the Other category are the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to stock-based employee compensation, the operational results of nonbank subsidiaries (except Technology Services) and intercompany eliminations.

Selected business line information for the years ended December 31, 2002, 2001 and 2000 follows:

	Community	Technology
For the Year Ended December 31, 2002	Banking	Services	Other	Total

Net interest income (expense)	$141,241	36	(5,430)	135,847
Provision for loan losses	9,191	–	–	9,191

Net interest income after provision	132,050	36	(5,430)	126,656
Non-interest income
External sources	49,560	11,041	300	60,901
Internal sources	7	12,024	(12,031)	–

Total non-interest income	49,567	23,065	(11,731)	60,901
Non-interest expenses	118,385	17,843	(2,412)	133,816

Income (loss) before taxes	63,232	5,258	(14,749)	53,741
Income tax expense (benefit)	22,587	2,091	(5,431)	19,247

Net income (loss)	$40,645	3,167	(9,318)	34,494

Depreciation & amortization	$11,544	—	103	11,647

Total assets	$3,544,976	5,885	8,107	3,558,968

Investment in equity method investees	$1,861	—	133	1,994

	Community	Technology
For the Year Ended December 31, 2001	Banking	Services	Other	Total

Net interest income (expense)	$131,210	106	(6,275)	125,041
Provision for loan losses	7,443	–	400	7,843

Net interest income after provision	123,767	106	(6,675)	117,198
Non-interest income
External sources	40,166	10,255	1,714	52,135
Internal sources	–	11,874	(11,874)	–

Total non-interest income	40,166	22,129	(10,160)	52,135
Non-interest expenses	104,947	17,183	(1,881)	120,249

Income (loss) before taxes	58,986	5,052	(14,954)	49,084
Income tax expense (benefit)	21,313	2,002	(5,414)	17,901

Net income (loss)	$37,673	3,050	(9,540)	31,183

Depreciation & amortization	$13,346	15	302	13,663

Total assets	$3,263,946	5,508	9,396	3,278,850

Investment in equity method investees	$1,621	—	314	1,935

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Community	Technology
For the Year Ended December 31, 2000	Banking	Services	Other	Total

Net interest income (expense)	$115,803	119	(5,914)	110,008
Provision for loan losses	5,280	–	–	5,280

Net interest income after provision	110,523	119	(5,914)	104,728
Non-interest income
External sources	33,887	8,927	1,337	44,151
Internal sources	–	6,615	(6,615)	–

Total non-interest income	33,887	15,542	(5,278)	44,151
Non-interest expenses	91,361	10,761	(799)	101,323

Income (loss) before taxes	53,049	4,900	(10,393)	47,556
Income tax expense (benefit)	18,924	1,946	(3,694)	17,176

Net income (loss)	$34,125	2,954	(6,699)	30,380

Depreciation & amortization	$12,014	4	414	12,432

Total assets	$2,919,064	4,373	9,825	2,933,262

Investment in equity method investees	$1,562	—	—	1,562

(27)	SUBSEQUENT EVENTS

Acquisitions: On January 1, 2003, the Company purchased all of the outstanding stock of Silver Run Bancorporation, Inc. (“SRBI”) and its bank subsidiary, United States National Bank of Red Lodge. The total purchase price of $8,666 million was funded through the issuance of Company common stock with an aggregate value of $3,829 and an advance on the Company’s revolving term note. At the acquisition date, SRBI had gross loans of $35,682 and deposits of $41,602.

Trust Preferred Securities: On March 17, 2003, the Company entered into an agreement to issue $40,000 of floating rate capital trust preferred securities (“Capital Trust Preferred Securities”) in a private placement conducted as part of a pooled offering sponsored by Keefe, Bruyette and Woods, Inc. and FTN Financial Capital Markets acting as the placement agents. Proceeds from the issuance will be used for general corporate purposes which may include the redemption of existing Trust Preferred Securities.

To facilitate the issuance of the Capital Trust Preferred Securities, the Company will establish a wholly-owned business trust (“Trust”) for the exclusive purpose of issuing the Capital Trust Preferred Securities and using the proceeds to purchase junior subordinated debentures (“Junior Sub Debt”) issued by the Parent Company. The sole assets of the trust will be the Junior Sub Debt.

The Capital Trust Preferred Securities will bear a cumulative floating interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum provided that prior to March 26, 2008, the interest rate will not exceed 11.75%. The interest rate at the date of issuance will be 4.41%. Interest distributions will be made quarterly. The Capital Trust Preferred Securities mature March 26, 2033 and are subject to mandatory redemption upon repayment of the Junior Sub Debt at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Capital Trust Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Junior Sub Debt together with the guarantee and other back-up obligations, in the aggregate, constitute a full and

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

unconditional guarantee by the Company of the obligations of the Trust under the Capital Trust Preferred Securities.

The Junior Sub Debt is unsecured and bears a floating interest rate equal to the three-month LIBOR plus 3.15% per annum provided that prior to March 26, 2008, the interest rate will not exceed 11.75%. Interest is payable quarterly. The Junior Sub Debt matures March 26, 2033. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Capital Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Capital Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after March 26, 2008 at par.

The Capital Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees will be capitalized and amortized through maturity to interest expense using the straight-line method.

(a)	2.	Financial statement schedules

		All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(3)	Bylaws of First Interstate BancSystem, Inc.
3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999
3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
4.8(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997
4.9(6)	Trust Agreement of FIB Capital dated as of October 1, 1997
4.10(7)	Amended and Restated Trust Agreement of FIB Capital Trust
4.11(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.12(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.13(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company
4.14(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)
10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995
10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(11)	2001 Stock Option Plan of the Registrant
10.9(8) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998
10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.11(6) †	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer
10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of First Interstate BancSystem, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of KPMG LLP, Independent Auditors

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(b)	Reports on Form 8-K

A report on Form 8-K dated October 29, 2002 was filed by the Company providing third quarter 2002 performance results and comments on same from Company management.

A report on Form 8-K dated December 18, 2002 was filed by the Company announcing the beginning of a year-long management transition process.

(c)	Exhibits

See Item 15(a)3 above.

(d)	Financial Statements Schedules

See Item 15(a)2 above.

Exhibit Index

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(3)	Bylaws of First Interstate BancSystem, Inc.
3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999
3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
4.8(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997
4.9(6)	Trust Agreement of FIB Capital dated as of October 1, 1997
4.10(7)	Amended and Restated Trust Agreement of FIB Capital Trust
4.11(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.12(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.13(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company
4.14(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)
10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995
10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(11)	2001 Stock Option Plan of the Registrant
10.9(8) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998
10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.11(6) †	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer
10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of First Interstate BancSystem, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of KPMG LLP, Independent Auditors

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT Lyle R. Knight President and Chief Operating Officer	March 18, 2003 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOMER A. SCOTT, JR. Homer A. Scott, Jr. Chairman	March 18, 2003 Date

By:	/s/ DAN S. SCOTT Dan S. Scott, Director	March 18, 2003 Date

By:	/s/ JAMES R. SCOTT James R. Scott, Vice Chairman of the Board	March 18, 2003 Date

By:	/s/ SANDRA A. SCOTT SUZOR Sandra A. Scott Suzor, Director	March 18, 2003 Date

By:	/s/ JOHN M. HEYNEMAN, JR. John M. Heyneman, Jr., Director	March 18, 2003 Date

By:	/s/ JOEL T. LONG Joel T. Long, Director	March 18, 2003 Date

By:	/s/ JAMES W. HAUGH James W. Haugh, Director	March 18, 2003 Date

By:	/s/ DAVID H. CRUM David H. Crum, Director	March 18, 2003 Date

By:	/s/ TERRY W. PAYNE Terry W. Payne, Director	March 18, 2003 Date

By:	/s/ C. GARY JENNINGS C. Gary Jennings, Director	March 18, 2003 Date

By:	/s/ ROBERT L. NANCE Robert L. Nance, Director	March 18, 2003 Date

By:	/s/ ELOUISE C. COBELL Elouise C. Cobell, Director	March 18, 2003 Date

By:	/s/ RICHARD A. DORN Richard A. Dorn, Director	March 18, 2003 Date

By:	/s/ LARRY F. SUCHOR Larry F. Suchor, Director	March 18, 2003 Date

By:	/s/ WILLIAM B. EBZERY William B. Ebzery, Director	March 18, 2003 Date

By:	/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer and Director (Principal executive officer)	March 18, 2003 Date

By:	/s/ LYLE R. KNIGHT Lyle R. Knight President, Chief Operating Officer and Director	March 18, 2003 Date

By:	/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 18, 2003 Date

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)
of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act

     The Registrant has not yet provided any annual report to security holders covering the 2002 fiscal year, nor has any proxy statement, form of proxy or other proxy soliciting material been sent to any security holder of the Registrant with respect to the Registrant’s 2003 annual meeting of shareholders. If any such annual report or proxy material is sent to security holders subsequent to the filing of this Annual Report on Form 10-K, the Registrant shall furnish copies of such report and material to the Commission when it is sent to security holders.

     CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas W. Scott, certify that :

1.	I have reviewed this annual report on Form 10-K of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 18, 2003.	/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terrill R. Moore, certify that :

1.	I have reviewed this annual report on Form 10-K of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 18, 2003.	/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer

CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of First Interstate BancSystem, Inc. (the “Registrant”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 2002.

We certify that such Annual Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of March 18, 2003.

/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer