Form 10-K/A
period 2002-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2003-04-04
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K/A

Amendment No. 1 to
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

Explanatory Note

     This Amendment No. 1 on Form 10-K/A to First Interstate BancSystem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003, is filed to make a typographical correction to “Notes to Consolidated Financial Statements — Subsequent Events — Acquisitions” included in Part IV, Item 15.

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

Acquisitions: On January 1, 2003, the Company purchased all of the outstanding stock of Silver Run Bancorporation, Inc. (“SRBI”) and its bank subsidiary, United States National Bank of Red Lodge. The total purchase price of $8,666 was funded through the issuance of Company common stock with an aggregate value of $3,829 and an advance on the Company’s revolving term note. At the acquisition date, SRBI had gross loans of $35,682 and deposits of $41,602.

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

(a)	3.	Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(3)	Bylaws of First Interstate BancSystem, Inc.
3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999
3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
4.8(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997
4.9(6)	Trust Agreement of FIB Capital dated as of October 1, 1997
4.10(7)	Amended and Restated Trust Agreement of FIB Capital Trust
4.11(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.12(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.13(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company
4.14(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)
10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995
10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(11)	2001 Stock Option Plan of the Registrant
10.9(8) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998
10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.11(6) †	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer
10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of First Interstate BancSystem, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of KPMG LLP, Independent Auditors
99.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(b)	Reports on Form 8-K

A report on Form 8-K dated October 29, 2002 was filed by the Company providing third quarter 2002 performance results and comments on same from Company management.

A report on Form 8-K dated December 18, 2002 was filed by the Company announcing the beginning of a year-long management transition process.

(c)	Exhibits

See Item 15(a)3 above.

(d)	Financial Statements Schedules

See Item 15(a)2 above.

Exhibit Index

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(3)	Bylaws of First Interstate BancSystem, Inc.
3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999
3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(7)	Junior Subordinated Indenture dated November 7, 1997 entered into between First Interstate and Wilmington Trust Company, as Indenture Trustee
4.8(6)	Certificate of Trust of FIB Capital Trust dated as of October 1, 1997
4.9(6)	Trust Agreement of FIB Capital dated as of October 1, 1997
4.10(7)	Amended and Restated Trust Agreement of FIB Capital Trust
4.11(7)	Trust Preferred Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.12(7)	Common Securities Certificate of FIB Capital Trust (included as an exhibit to Exhibit 4.6)
4.13(7)	Guarantee Agreement between First Interstate BancSystem, Inc. and Wilmington Trust Company
4.14(7)	Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)
10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.
10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999
10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995
10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(11)	2001 Stock Option Plan of the Registrant
10.9(8) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc. dated May 1, 1998
10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.11(6) †	Resignation Agreement between First Interstate BancSystem, Inc. and William H. Ruegamer
10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of First Interstate BancSystem, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of KPMG LLP, Independent Auditors
99.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, No. 33-64304.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-53011.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, No. 033-64304.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, No. 033-64304.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT Lyle R. Knight President and Chief Operating Officer	April 3, 2003 Date

     CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas W. Scott, certify that :

1.	I have reviewed this annual report on Form 10-K of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 3, 2003.	/s/ THOMAS W. SCOTT Thomas W. Scott Chief Executive Officer

CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terrill R. Moore, certify that :

1.	I have reviewed this annual report on Form 10-K of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 3, 2003.	/s/ TERRILL R. MOORE Terrill R. Moore Senior Vice President and Chief Financial Officer