Form 10-Q
period 2003-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2003-05-13
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 000-49733

First Interstate BancSystem, Inc.
(Exact name of registrant as specified in its charter)

Montana	81-0331430

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

PO Box 30918, 401 North 31st Street, Billings, MT	59116-0918

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 406/255-5390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 7,865,134 shares of common stock outstanding on April 30, 2003.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

	Index		Page

Part I	Financial Information

	Item 1 —	Financial Statements (unaudited)

		Consolidated Balance Sheets
		March 31, 2003 and December 31, 2002	3

		Consolidated Statements of Income
		Three months ended March 31, 2003 and 2002	4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income
		Three months ended March 31, 2003 and 2002	5

		Consolidated Statements of Cash Flows
		Three months ended March 31, 2003 and 2002	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2 —	Management’s Discussion and Analysis of Financial Condition
		And Results of Operations	12

	Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4 —	Disclosure Controls and Procedures	16

Part II	Other Information

	Item 1 —	Legal Proceedings	17

	Item 2 —	Changes in Securities and Use of Proceeds	17

	Item 3 —	Defaults Upon Senior Securities	17

	Item 4 —	Submission of Matters to a Vote of Security Holders	17

	Item 5 —	Other Information	17

	Item 6 —	Exhibits and Reports on Form 8-K	17

Signatures			18

Certifications			19

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Cash and due from banks	$240,784	234,187
Federal funds sold	73,775	50,890
Interest bearing deposits in banks	437	25,815
Investment securities:
Trading	1,173	799
Available-for-sale	695,189	716,267
Held-to-maturity	88,374	83,025

Total investment securities	784,736	800,091
Loans	2,359,960	2,236,550
Less allowance for loan losses	38,254	36,309

Net loans	2,321,706	2,200,241
Premises and equipment, net	95,023	92,907
Accrued interest receivable	20,261	20,702
Goodwill	37,626	33,031
Core deposit intangible, net of accumulated amortization	4,353	4,396
Mortgage servicing rights, net of accumulated amortization and impairment reserve	7,559	8,406
Other real estate owned, net	1,157	458
Deferred tax asset, net	6,391	3,044
Other assets	88,947	84,800

Total assets	$3,682,755	3,558,968

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$581,720	571,932
Interest bearing	2,385,862	2,339,915

Total deposits	2,967,582	2,911,847
Federal funds purchased	150	—
Securities sold under repurchase agreements	296,702	300,234
Accrued interest payable	15,227	14,588
Accounts payable and accrued expenses	29,140	16,830
Other borrowed funds	3,898	7,970
Long-term debt	40,501	23,645
Trust preferred securities	80,000	40,000

Total liabilities	3,433,200	3,315,114
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of March 31, 2003 or December 31, 2002	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,869,228 shares as of March 31, 2003 and 7,799,748 shares as of December 31, 2002	31,199	3,085
Retained earnings	217,908	236,724
Accumulated other comprehensive income, net	448	4,045

Total stockholders’ equity	249,555	243,854

Total liabilities and stockholders’ equity	$3,682,755	3,358,968

     See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,

	2003	2002

Interest income:
Interest and fees on loans	$38,630	40,892
Interest and dividends on investment securities:
Taxable	6,920	8,295
Exempt from Federal taxes	967	950
Interest on deposits in banks	16	62
Interest on Federal funds sold	151	159

Total interest income	46,684	50,358

Interest expense:
Interest on deposits	11,780	14,504
Interest on Federal funds purchased	—	2
Interest on securities sold under repurchase agreements	674	881
Interest on other borrowed funds	20	29
Interest on long-term debt	513	562
Interest on trust preferred securities	907	882

Total interest expense	13,894	16,860

Net interest income	32,790	33,498
Provision for loan losses	2,430	2,622

Net interest income after provision for loan losses	30,360	30,876
Noninterest income:
Income from fiduciary activities	1,188	1,150
Service charges on deposit accounts	3,864	3,700
Technology services	2,804	2,611
Other service charges, commissions and fees	7,339	4,807
Investment securities gains, net	1,475	1
Other real estate expense, net of income	(16)	(11)
Other income	1,138	903

Total noninterest income	17,792	13,161

Noninterest expense:
Salaries, wages and employee benefits	17,278	17,049
Occupancy, net	2,714	2,546
Furniture and equipment	3,046	3,135
FDIC insurance	125	115
Core deposit intangible amortization	305	320
Other expenses	11,104	6,954

Total noninterest expense	34,572	30,119

Income before income taxes	13,580	13,918
Income tax expense	4,743	5,046

Net income	$8,837	8,872

Basic earnings per common share	$1.12	1.13

Diluted earnings per common share	$1.12	1.13

Dividends per common share	$0.34	0.30

     See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders'
	stock	earnings	income	equity

Balance at December 31, 2002	$3,085	236,724	4,045	243,854
Comprehensive income:
Net income	—	8,837	—	8,837
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,725	—	—	(2,697)	(2,697)
Less reclassification adjustment for gains included in net income, net of income tax expense of $575	—	—	(900)	(900)

Other comprehensive income				(3,597)

Total comprehensive income				5,240

Common stock transactions:
19,704 shares retired	(896)	—	—	(896)
89,184 shares issued	4,010	—	—	4,010
Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—
Cash dividends declared:
Common ($0.34 per share)	—	(2,653)	—	(2,653)

Balance at March 31, 2003	$31,199	217,908	448	249,555

Balance at December 31, 2001	$5,184	212,314	4,571	222,069
Comprehensive income:
Net income	—	8,872	—	8,872
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,252	—	—	(1,958)	(1,958)
Less reclassification adjustment for gains included in net income, net of income tax expense	—	—	(1)	(1)

Other comprehensive income				(1,959)

Total comprehensive income				6,913

Common stock transactions:
39,991 shares retired	(1,704)	—	—	(1,704)
11,458 shares issued	489	—	—	489
Cash dividends declared:
Common ($0.30 per share)	—	(2,353)	—	(2,353)

Balance at March 31, 2002	$3,969	218,833	2,612	225,414

     See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months
	ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$8,837	$8,872
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint venture	(28)	(16)
Provision for loan losses	2,430	2,622
Depreciation and core deposit amortization	2,846	3,230
Net premium amortization on investment securities	1,159	373
Net gain on sale of investment securities	(1,475)	(1)
Net gain on sale of loans	(2,079)	(2,095)
Loss on sale of property and equipment	6	4
Increase (decrease) in valuation reserve for mortgage servicing rights	2,381	(630)
Write-down of equipment pending disposition	32	—
Deferred income taxes	(1,318)	—
Changes in operating assets and liabilities:
Increase in trading investment securities	(374)	(273)
Decrease in interest receivable	900	1,340
Decrease (increase) in other assets	(1,545)	595
Increase (decrease) in accrued interest payable	470	(3,587)
Increase in accounts payable and accrued expenses	12,038	3,096

Net cash provided by operating activities	24,280	13,530

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,905)	(1,120)
Available-for-sale	(249,771)	(135,599)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	1,338	6,490
Available-for-sale	181,327	124,580
Proceeds from sales of available-for-sale investment securities	46,445	—
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	40,025	25,117
Purchases and originations of mortgage servicing rights	(2,648)	(2,519)
Extensions of credit to customers, net of repayments	(87,806)	4,943
Recoveries of loans charged-off	527	627
Proceeds from sales of other real estate	61	—
Net capital expenditures	(2,974)	(2,103)
Acquisition of banking office, net of cash and cash equivalents acquired	2,842	—
Capital distributions from joint ventures	200	—

Net cash provided by (used in) investing activities	(74,339)	20,686

Cash flows from financing activities:
Net increase (decrease) in deposits	14,134	(44,644)
Net decrease in Federal funds purchased and repurchase agreements	(3,382)	(25,259)
Net decrease in other borrowed funds	(4,072)	(2,984)
Borrowings of long-term debt	31,100	5,358
Repayments of long-term debt	(19,244)	(6,157)
Net decrease (increase) in debt issuance costs	(1,005)	24
Proceeds from issuance of capital trust preferred securities	40,000	—
Proceeds from issuance of common stock	181	454
Payments to retire common stock	(896)	(1,704)
Dividends paid on common stock	(2,653)	(2,353)

Net cash provided by (used in) financing activities	54,163	(77,265)

Net increase (decrease) in cash and cash equivalents	4,104	(43,049)
Cash and cash equivalents at beginning of period	310,892	293,036

Cash and cash equivalents at end of period	314,996	249,987

     See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2003 and December 31, 2002, and the results of operations and cash flows for each of the three-month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2002 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the March 31, 2003 presentation.

(2)	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” clarifying the accounting treatment and financial statement disclosure of guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. The Company adopted the initial recognition and measurement provisions of Interpretation No. 45 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 were adopted by the Company on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively or retroactively with a cumulative-effect adjustment recorded as of the beginning of the first year applied. Management does not expect the adoption of Interpretation No. 46 to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company. The Company has not created or acquired any interests in variable interest entities during 2003.

(3)	Cash Dividends

The Company declared a cash dividend on first quarter earnings of $0.32 per share payable April 15, 2003 to shareholders of record on April 7, 2003.

(4)	Stock-Based Compensation

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

	For the three months ended March 31,

	2003	2002

Net income as reported	$8,837	8,872
Deduct: total stock-based employee compensation expense determined under a fair value based method for fixed plan awards, net of tax effects	(20)	(35)

Pro forma net income	$8,817	8,837

Basic earnings per share	$1.12	$1.13
Pro forma basic earnings per share	1.12	1.13

Diluted earnings per share	$1.12	$1.13
Pro forma diluted earnings per share	1.12	1.13

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the three months ended March 31, 2003 and 2002 were $5.09 and $4.97, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.06% and 4.61%; dividend yields of 2.96% and 3.07%; and, expected lives of options of 10 years and 7 years in 2003 and 2002, respectively; and expected stock price volatility of 9.1% in 2003 and 2002.

(5)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002.

	For the three months ended March 31,

	2003	2002

Net income basic and diluted	$8,837	8,872

Average outstanding shares — basic	7,868,779	7,839,661
Add: effect of dilutive stock options	26,394	6,685

Average outstanding shares — diluted	7,895,173	7,846,346

Basic earnings per share	$1.12	1.13

Diluted earnings per share	$1.12	1.13

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(6)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $57,313 as of March 31, 2003.

(7)	Financial Instruments with Off-Balance Sheet Risk

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At March 31, 2003 the partnership had indebtedness of $7,460, which is full recourse to the partners.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At March 31, 2003, commitments to extend credit to existing and new borrowers approximated $590,334, which includes $116,447 on unused credit card lines and $104,145 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon issuance of the guarantee is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At March 31, 2003, standby letters of credit in the amount of $52,483 were outstanding. In accordance with FASB Interpretation No. 45, a liability equal to the fair value undertaken in issuing standby letters of credit of $247 is recorded in other liabilities on the Company’s consolidated balance sheet at March 31, 2003.

(8)	Business Line Reporting

The Company is managed along two primary business lines, community banking and technology services. The community banking line encompasses consumer and commercial banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extensions of credit and fee-based investment services and mortgage servicing. The technology services line encompasses technology services provided to affiliated and non-affiliated financial institutions including core application data processing, ATM processing support, item proof and capture services, wide area network services and system support.

Included in Other is the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to certain stock-based employee compensation, the operational results of non-bank subsidiaries (except the technology services business line) and intercompany eliminations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Selected business line information for the three month periods ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31, 2003

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$34,130	7	(1,347)	32,790
Provision for loan losses	2,430	—	—	2,430

Net interest income (expense) after provision	31,700	7	(1,347)	30,360
Non-interest income:
External sources	14,960	2,804	28	17,792
Other operating segments	2	3,321	(3,323)	—
Non-interest expense	32,247	4,118	(1,793)	34,572

Income (loss) before income taxes	14,415	2,014	(2,849)	13,580
Income tax expense (benefit)	5,031	796	(1,084)	4,743

Net income (loss)	$9,384	1,218	(1,765)	8,837

Depreciation and amortization expense	$2,843	—	3	2,846

	Three Months Ended March 31, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$34,903	8	(1,413)	33,498
Provision for loan losses	2,622	—	—	2,622

Net interest income (expense) after provision	32,281	8	(1,413)	30,876
Non-interest income:
External sources	10,428	2,611	122	13,161
Other operating segments	—	2,907	(2,907)	—
Non-interest expense	27,011	4,119	(1,011)	30,119

Income (loss) before income taxes	15,698	1,407	(3,187)	13,918
Income tax expense (benefit)	5,652	557	(1,163)	5,046

Net income (loss)	$10,046	850	(2,024)	8,872

Depreciation and amortization expense	$3,196	—	34	3,230

(9)	Acquisitions

On January 1, 2003, the Company purchased all of the outstanding stock of Silver Run Bancorporation, Inc. (“SRBI”) and its bank subsidiary, United States National Bank of Red Lodge (“USNB”). The total purchase price of $8,666 was funded through a combination of Company common stock with an aggregate value of $3,829 and cash of $4,837. At the acquisition date, SRBI had gross loans of $35,682 and deposits of $41,602. SRBI was subsequently dissolved and USNB was merged into the Company’s banking subsidiary. The excess purchase price over the fair value of identifiable net assets of $4,856 has currently been allocated to core deposit intangible of $261 and goodwill of $4,595. Core deposit intangible is being amortized using an accelerated method over ten years. Goodwill is not amortized, but rather is tested at least annually for impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(10)	Trust Preferred Securities

On March 26, 2003, the Company established First Interstate Statutory Trust (“FIST”), a wholly-owned statutory business trust, for the exclusive purpose of issuing 30-year floating rate capital trust preferred securities (“Capital Trust Preferred Securities”) in the aggregate amount of $40,000 in a private placement conducted as part of a pooled offering. Proceeds of the issuance were used to purchase junior subordinated debentures (“Junior Sub Debt”) issued by the Parent Company. The sole asset of FIST is the Junior Sub Debt.

The Capital Trust Preferred Securities will bear a cumulative floating interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum, except that prior to March 26, 2008, the interest rate will not exceed 11.75%. The interest rate at the date of issuance and on March 31, 2003 was 4.41%. Interest distributions are made quarterly. The Capital Trust Preferred Securities mature March 26, 2033 and are subject to mandatory redemption upon repayment of the Junior Sub Debt at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Capital Trust Preferred Securities to the extent of funds held by FIST.

The Junior Sub Debt is unsecured and bears a floating interest rate equal to the three-month LIBOR plus 3.15% per annum, except that prior to March 26, 2008, the interest rate will not exceed 11.75%. Interest is payable quarterly. The Junior Sub Debt matures March 26, 2033. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Capital Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Capital Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after March 26, 2008, at par.

The Capital Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees will be capitalized and amortized through maturity to interest expense using the straight-line method.

On March 25, 2003, the Company called its previously existing 8.625% capital trust preferred securities (“Trust Preferred Securities”) for redemption effective April 25, 2003. The redemption price is equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. The Company had $40,000 of Trust Preferred Securities outstanding at March 31, 2003. Capitalized issuance costs of $1,936 will be charged to expense upon redemption of the Trust Preferred Securities.

(11)	Supplemental Disclosures to Consolidated Statements of Cash Flows

The Company paid cash of $13,255 and $20,447 for interest during the three months ended March 31, 2003 and 2002, respectively. The Company paid cash of $1,268 for income taxes during the three months ended March 31, 2003. No cash payments were made for income taxes during the three months ended March 31, 2002.

(12)	Recapitalization of Common Stock from Retained Earnings

On March 27, 2003, the Company’s Board of Directors approved a resolution to recapitalize the Company’s common stock through a $25,000 transfer from retained earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three-month period ended March 31, 2003, with comparisons to 2002 as applicable.

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

     Liquidity. The objective of liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of its customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its shareholders. The Company monitors sources and uses of funds on a daily basis to maintain an acceptable liquidity position.

     The Company’s current liquidity position is supported by the management of its investment portfolio, which provides a flow of reinvestable cash. In addition, redeployment of maturing balances in the Company’s loan portfolio provides an important source of funds for immediate to long-term liquidity. Additional sources of liquidity include Federal funds lines, borrowings and access to capital markets. The Company does not rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support nor does it engage in derivatives and related hedging activities.

     Net cash provided by operating activities, primarily net income, totaled $24 million for the three months ended March 31, 2003 as compared to $14 million for the same period in the prior year. This change is primarily due to the timing of corporate income tax payments. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $74 million for the three months ended March 31, 2003 as compared to net cash provided by investing activities of $21 million for the same period in the prior year. This change is primarily due to the investment of funds generated through deposit growth. Net cash used in or provided by financing activities is primarily generated through changes in customer deposits, borrowings or the issuance of securities or stock. Net cash provided by financing activities totaled $54 million for the three months ended March 31, 2003 as compared to net cash used in financing activities of $77 million for the same period in the prior year. This change is primarily due to issuance of capital trust preferred securities in March 2003.

     As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. Substantially all of the Parent Company’s revenues are obtained from management fees and dividends declared and paid by its subsidiaries. There are statutory and regulatory provisions that could limit the ability of the Company’s banking subsidiary to pay dividends to the Parent Company.

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At March 31, 2003 the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

OVERVIEW

     The Company reported net income of $8.8 million, or $1.12 per diluted share, for the three months ended March 31, 2003, as compared to $8.9 million, or $1.13 per diluted share, for the same period in 2002.

Results of Operations

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully-taxable equivalent (“FTE”) basis, net interest income decreased $747 thousand, or 2.2%, to $33.5 million for the three months ended March 31, 2003 compared to $34.3 million for the same period in the prior year primarily due to continued low interest rates. Redeployment of funds generated through significant residential real estate loan refinancing and prepayment of mortgage-backed investment securities at lower interest rates resulted in a decline in net interest margin ratio. The FTE net interest margin ratio decreased 51 basis points to 4.33% for the three months ended March 31, 2003 as compared to 4.84% for the same period in the prior year. The decrease in net interest margin due to lower yields on interest earning assets was partially offset by growth in loans and investment securities.

     Non-interest Income. The Company’s principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $4.6 million, or 35.2%, to $17.8 million for the three months ended March 31, 2003 from $13.2 million for the same period in the prior year. Significant components of the increase are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees increased $2.5 million, or 52.7%, to $7.3 million for the three months ended March 31, 2003 as compared to $4.8 million for the same period in 2002. Origination and processing fees on residential real estate loans sold increased $1.8 million during the first quarter of 2003 as compared to the same period in the prior year principally due to the high volume of refinancing activity resulting from lower residential lending rates. The remaining increase is primarily attributable to fee income resulting from higher volumes of credit and debit card transactions and increases in mortgage servicing fees and brokerage revenues.

     Net investment securities gains of $1.5 million during the three months ended March 31, 2003 increased from $1 thousand for the same period in 2002. Net gains on investment securities during the first quarter of 2003 were used to partially offset impairment charges on capitalized mortgage servicing rights recorded during the same period.

     Other income primarily includes increases in the cash surrender value of bank-owned life insurance, check printing income, agency stock dividends and gains on sales of fixed assets. Other income increased $235 thousand, or 26.0%, to $1.1 million for the three months ended March 31, 2003 from $903 thousand for the same period in the prior year primarily due to increases in the cash surrender value of bank-owned life insurance.

     Non-Interest Expense. Non-interest expense increased $4.5 million, or 14.8%, to $34.6 million for the three months ended March 31, 2003 from $30.1 million for the same period in the prior year primarily due to increases in other expenses.

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; amortization of mortgage servicing rights; and, impairment charges related to mortgage servicing rights and long-lived assets pending disposition. Other expense increased $4.2 million, or 59.7%, to $11.1 million for the three months ended March 31, 2003 as compared to $7.0 million for the same period in the prior year. An impairment charge of $2.4 million related to mortgage servicing rights was recorded during the first quarter of 2003 as compared to an impairment reversal of $630 thousand during the same period in the prior year. In addition amortization of mortgage servicing rights increased $765 thousand to $1.1 million for the three months ended March 31, 2003 as compared to $349 thousand for the same period in the prior year.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 34.9% and 36.3% for the three months ended March 31, 2003 and 2002, respectively. The lower effective income tax rate in the current year is primarily due to an increase in tax exempt interest income as a percentage of income before taxes and additional earnings on bank-owned life insurance.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three months ended March 31, 2003 and 2002.

     Community Banking. Community banking net income decreased $662 thousand, or 6.6%, to $9.4 million for the three months ended March 31, 2003 as compared to $10.0 million for the same period in the prior year. Significant components of the decrease are discussed below.

Net interest income decreased $773 thousand, or 2.2%, to $34.1 million for the three months ended March 31, 2003 as compared to $34.9 million for the same period in the prior year primarily due to continued low interest rates. Redeployment of funds generated through significant residential real estate loan refinancing and prepayment of mortgage-backed investment securities at lower interest rates resulted in a 51 basis point decline in the FTE net interest margin ratio. Noninterest expense increased $5.2 million, or 19.4%, to $32.2 million for the three months ended March 31, 2003 as compared to $27.0 million for the same period in the prior year primarily due to impairment charges related to mortgage servicing rights and the acceleration of amortization of remaining mortgage servicing rights due to rapid repayments; and, increases in internal data and management fee expenses. Expense increases were partially offset by increases in noninterest income. Noninterest income increased $4.5 million, or 43.5%, to $15.0 million for the three months ended March 31, 2003 as compared to $10.4 million for the same period in the prior year primarily due to increases in origination and processing fees on real estate loans held for sale; higher net gains on the sale of investment securities; increases in the cash surrender value of bank-owned life insurance; and, increases in fee income resulting primarily from higher volumes of credit and debit card transactions and increases in mortgage servicing fees and brokerage revenues.

     Technology Services. Technology services net income increased $368 thousand, or 43.3%, to $ 1.2 million for the three months ended March 31, 2003 as compared to $850 thousand for the same period in the prior year primarily due to increases in internal data processing revenues.

     Other. Other net losses decreased $259 thousand, or 12.8%, to $1.8 million for the three months ended March 31, 2003 as compared to $2.0 million for the same period in the prior year primarily due to reductions in required reinsurance claims reserves and decreases in interest expense on long-term debt.

Financial Condition

     Loans. Total loans increased $123 million, or 5.5%, to $2,360 million as of March 31, 2003 from $2,237 million as of December 31, 2002. Approximately 29% of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is due to internal growth primarily in real estate and commercial loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfy pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $15 million, or 1.9%, to $785 million as of March 31, 2003 from $800 million as of December 31, 2002. Proceeds from maturities, paydowns and sales of investment securities during the first quarter of 2003 were used to fund increases in higher yielding assets, primarily loans.

     Goodwill. Goodwill increased $5 million, or 13.9%, to $38 million as of March 31, 2003 from $33 million as of December 31, 2002 due to the acquisition of a bank holding company and its bank subsidiary in January 2003.

     Mortgage Servicing Rights. Mortgage servicing rights decreased $847 thousand, or 10.1%, to $8 million as of March 31, 2003 as compared to December 31, 2002. Internal mortgage servicing rights origination during the first quarter of 2003 was more than offset by impairment charges of $2.4 million and amortization of $1.1 million.

     Other Real Estate Owned. Other real estate owned increased $699 thousand, or 152.6%, to $1 million as of March 31, 2003 from $458 thousand as of December 31, 2002 primarily due to the addition of one agricultural property.

     Net Deferred Tax Asset. Net deferred tax asset increased $3 million, or 110.0%, to $6 million as of March 31, 2003 from $3 million as of December 31, 2002 primarily due to unrealized gains on available-for-sale investment securities.

     Deposits. Total deposits increased $56 million, or 1.9%, to $2,968 million as of March 31, 2003 from $2,912 million as of December 31, 2002. Approximately 75% of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is the result of internal growth.

     Long-term Debt. Long-term debt is comprised principally of fixed rate notes with the Federal Home Loan Bank of Seattle, an unsecured revolving term loan and unsecured subordinated notes. Long-term debt increased $17 million, or 71.3%, to $41 million as of March 31, 2003 from $24 million as of December 31, 2002 primarily due to advances on fixed rate, four and seven-year borrowings from the Federal Home Loan Bank during March 2003.

     Other Funding Sources. Other funding sources include tax deposits due to the Federal government, repurchase agreements with primarily commercial depositors and, on a seasonal basis, Federal funds purchased. Other funding sources decreased $7 million, or 2.4%, to $301 million as of March 31, 2003 from $308 million as of December 31, 2002 primarily due the timing of tax deposits made by customers and their subsequent withdrawal by the Federal government and seasonal decreases in repurchase agreements.

     Trust Preferred Securities. Trust preferred securities increased $40 million, or 100%, to $80 million as of March 31, 2003 from $40 million as of December 31, 2002 due to the issuance of floating rate capital trust preferred securities during March 2003. On March 25, 2003, the Company called $40 million of previously issued trust preferred securities for redemption effective April 25, 2003.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $12 million, or 73.1%, to $29 million as of March 31, 2003 as compared to $17 million as of December 31, 2002. This increase is primarily due to timing of corporate income tax payments.

     Common Stock. Common stock increased $28 million, or 911.3%, to $31 million as of March 31, 2003 from $3 million as of December 31, 2002 primarily due to a transfer of retained earnings to common stock during the first quarter of 2003 and the issuance of Company common stock in partial payment for the acquisition of a bank holding company and its bank subsidiary in January 2003.

Asset Quality

     Non-Performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans increased $3 million, or 9.5%, to $37 million as of March 31, 2003 as compared to $34 million as of December 31, 2002 primarily due to two loans past due 90 days or more and still accruing interest in the process of renewal at March 31, 2003.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $192 thousand, or 7.3%, to $2.4 million for the three months ended March 31, 2003 from $2.6 million for the same period in 2002. The allowance for loan losses of $38 million at March 31, 2003 remained at 1.62% of total loans as compared to $36 million, or 1.62% of total loans, at December 31, 2002.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of March 31, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.

DISCLOSURE CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the Company’s system of internal controls over financial reporting as of March 31, 2003, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of March 31, 2003, its system of internal controls over financial reporting met those criteria.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.

OTHER INFORMATION

Item 1.       Legal Proceedings

There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.       Changes in Securities and Use of Proceeds

On January 10, 2003, the Company issued 85,082 shares of its common stock with an aggregate value of $3,828,690 to three accredited investors in consideration for the acquisition of their ownership interest in a bank holding company and its bank subsidiary. The issuance was made in reliance upon the exemptions from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933.

Item 3.       Defaults upon Senior Indebtedness

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Not applicable or required.

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits.
99.1 Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	A report on Form 8-K dated January 22, 2003 was filed by the Company providing fourth quarter 2002 performance results and comments on same from Company management.

A report on Form 8-K dated February 25, 2003 was filed by the Company providing revised fourth quarter 2002 performance results and comments on same from Company management.

A report on Form 8-K dated March 25, 2003 was filed by the Company announcing the redemption of trust preferred securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date May 12, 2003	/s/ THOMAS W. SCOTT

Thomas W. Scott
Chief Executive Officer

Date May 12, 2003	/s/ TERRILL R. MOORE

Terrill R. Moore
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas W. Scott, certify that :

1.	I have reviewed this quarterly report on Form 10-Q of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

DATE: May 12, 2003.
/s/ THOMAS W. SCOTT

Thomas W. Scott
Chief Executive Officer

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terrill R. Moore, certify that :

1.	I have reviewed this quarterly report on Form 10-Q of First Interstate BancSystem, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

DATE: May 12, 2003
/s/ TERRILL R. MOORE

Terrill R. Moore Senior Vice President and Chief Financial Officer