Form 10-Q
period 2003-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2003-07-25
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

The Registrant had 7,852,360 shares of common stock outstanding on June 30, 2003.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$228,278	$234,187
Federal funds sold	6,765	50,890
Interest bearing deposits in banks	741	25,815
Investment securities:
Trading	1,380	799
Available-for-sale	722,139	716,267
Held-to-maturity	88,633	83,025

Total investment securities	812,152	800,091
Loans	2,464,953	2,236,550
Less allowance for loan losses	38,287	36,309

Net loans	2,426,666	2,200,241
Premises and equipment, net	105,080	92,907
Accrued interest receivable	20,869	20,702
Goodwill	37,626	33,031
Core deposit intangible, net of accumulated amortization	4,047	4,396
Mortgage servicing rights, net of accumulated amortization and impairment reserve	9,058	8,406
Other real estate owned, net	1,109	458
Deferred tax asset, net	3,931	3,044
Other assets	83,964	84,800

Total assets	$3,740,286	$3,558,968

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$644,390	$571,932
Interest bearing	2,395,092	2,339,915

Total deposits	3,039,482	2,911,847
Securities sold under repurchase agreements	304,818	300,234
Accrued interest payable	12,814	14,588
Accounts payable and accrued expenses	24,075	16,830
Other borrowed funds	7,998	7,970
Long-term debt	52,411	23,645
Trust preferred securities	40,000	40,000

Total liabilities	3,481,598	3,315,114
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2003 or December 31, 2002	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,852,360 shares as of June 30, 2003 and 7,799,748 shares as of December 31, 2002	30,423	3,085
Retained earnings	225,627	236,724
Accumulated other comprehensive income, net	2,638	4,045

Total stockholders’ equity	258,688	243,854

Total liabilities and stockholders’ equity	$3,740,286	$3,358,968

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$40,259	$41,469	$78,889	$82,361
Interest and dividends on investment securities:
Taxable	6,833	8,295	13,753	16,590
Exempt from Federal taxes	992	957	1,959	1,907
Interest on deposits in banks	2	49	18	111
Interest on Federal funds sold	90	278	241	437

Total interest income	48,176	51,048	94,860	101,406

Interest expense:
Interest on deposits	10,555	14,108	22,335	28,612
Interest on Federal funds purchased	41	1	41	3
Interest on securities sold under repurchase agreements	551	893	1,225	1,774
Interest on other borrowed funds	11	18	31	47
Interest on long-term debt	653	535	1,166	1,097
Interest on trust preferred securities	698	882	1,605	1,764

Total interest expense	12,509	16,437	26,403	33,297

Net interest income	35,667	34,611	68,457	68,109
Provision for loan losses	2,570	1,985	5,000	4,607

Net interest income after provision for loan losses	33,097	32,626	63,457	63,502
Non-interest income:
Income from fiduciary activities	1,301	1,103	2,489	2,253
Service charges on deposit accounts	4,286	3,941	8,150	7,641
Technology services	2,801	2,710	5,605	5,321
Other service charges, commissions and fees	8,495	4,757	15,834	9,564
Investment securities gains, net	33	188	1,508	189
Other real estate income (expense)	(38)	216	(54)	205
Other income	1,566	1,026	2,704	1,929

Total non-interest income	18,444	13,941	36,236	27,102

Non-interest expense:
Salaries, wages and employee benefits	16,815	17,176	34,093	34,225
Occupancy, net	2,802	2,679	5,516	5,225
Furniture and equipment	3,394	3,437	6,440	6,572
FDIC insurance	114	114	239	229
Core deposit intangibles amortization	305	321	610	641
Other expenses	12,054	9,268	23,158	16,222

Total non-interest expense	35,484	32,995	70,056	63,114

Income before income taxes	16,057	13,572	29,637	27,490
Income tax expense	5,822	4,905	10,565	9,951

Net income	$10,235	$8,667	$19,072	$17,539

Basic earnings per common share	$1.30	$1.11	$2.42	$2.24

Diluted earnings per common share	$1.30	$1.11	$2.42	$2.24

Dividends per common share	$0.32	$0.34	$0.66	$0.64

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders'
	stock	earnings	income	equity

Balance at December 31, 2002	$3,085	$236,724	$4,045	$243,854
Comprehensive income:
Net income	—	19,072	—	19,072
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $312	—	—	(487)	(487)
Less reclassification adjustment for gains included in net income, net of income tax expense of $588	—	—	(920)	(920)

Other comprehensive income				(1,407)

Total comprehensive income				17,665

Common stock transactions:
36,572 shares retired	(1,672)	—	—	(1,672)
89,184 shares issued	4,010	—	—	4,010
Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—
Cash dividends declared:
Common ($0.66 per share)	—	(5,169)	—	(5,169)

Balance at June 30, 2003	$30,423	$225,627	$2,638	$258,688

Balance at December 31, 2001	$5,184	$212,314	$4,571	$222,069
Comprehensive income:
Net income	—	17,539	—	17,539
Unrealized gains on available-for-sale investment securities, net of income tax expense of $572	—	—	894	894
Less reclassification adjustment for gains included in net income, net of income tax expense of $74	—	—	(115)	(115)

Other comprehensive income				779

Total comprehensive income				18,318

Common stock transactions:
54,174 shares retired	(2,323)	—	—	(2,323)
11,458 shares issued	496	—	—	496
Cash dividends declared:
Common ($0.64 per share)	—	(5,011)	—	(5,011)

Balance at June 30, 2002	$3,357	$224,842	$5,350	$233,549

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$19,072	$17,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed losses (earnings) of joint ventures	(143)	71
Provision for loan losses	5,000	4,607
Depreciation and core deposit amortization	5,793	6,661
Net premium amortization on investment securities	2,264	406
Net gain on sale of investment securities	(1,508)	(189)
Net gain on sale of loans	(4,600)	(3,374)
Net gain on sale of other real estate owned	(27)	(238)
Loss (gain) on sale of property and equipment	(14)	54
Increase (decrease) in valuation reserve for mortgage servicing rights	2,716	(157)
Write-down of property and equipment pending disposition	74	—
Deferred income taxes	(274)	(1,735)
Changes in operating assets and liabilities:
Decrease (increase) in trading investment securities	(581)	282
Increase in interest receivable	292	1,300
Decrease in other assets	2,552	5,085
Decrease in accrued interest payable	(1,943)	(2,645)
Increase in accounts payable and accrued expenses	6,973	11,930

Net cash provided by operating activities	35,646	39,597

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(7,040)	(3,278)
Available-for-sale	(481,745)	(258,089)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	4,288	14,725
Available-for-sale	388,517	226,241
Proceeds from sales of available-for-sale investment securities	46,592	721
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	40,172	45,202
Purchases and originations of mortgage servicing rights	(5,524)	(3,831)
Extensions of credit to customers, net of repayments	(193,949)	(93,548)
Recoveries of loans charged-off	1,250	1,156
Proceeds from sales of other real estate	505	448
Net capital expenditures	(15,551)	(6,760)
Acquisition of banking office, net of cash and cash equivalents acquired	2,842	—
Capital distributions from joint ventures	200	—

Net cash used in investing activities	(219,443)	(77,013)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2003	2002

Cash flows from financing activities:
Net increase in deposits	$86,034	$54,653
Net increase (decrease) in Federal funds purchased and repurchase agreements	4,584	(32,230)
Net increase in other borrowed funds	28	223
Borrowings of long-term debt	51,600	18,958
Repayments of long-term debt	(27,834)	(28,835)
Net decrease in debt issuance costs	937	47
Proceeds from issuance of capital trust preferred securities	40,000	—
Payments to retire capital trust preferred securities	(40,000)	—
Proceeds from issuance of common stock	181	461
Payments to retire common stock	(1,672)	(2,323)
Dividends paid on common stock	(5,169)	(5,011)

Net cash provided by financing activities	108,689	5,943

Net decrease in cash and cash equivalents	(75,108)	(31,473)
Cash and cash equivalents at beginning of period	310,892	293,036

Cash and cash equivalents at end of period	$235,784	$261,563

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$28,177	$35,942

Cash paid during the year for taxes	$10,371	$4,007

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002, the results of operations for each of the three and six month periods ended June 30, 2003 and 2002 and cash flows for each of the six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2002 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2003 presentation.

(2)	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” clarifying the accounting treatment and financial statement disclosure of guarantees issued and outstanding. Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. The Company adopted the initial recognition and measurement provisions of Interpretation No. 45 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of FIN 45 were adopted by the Company on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities” or “VIEs”). VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risk among parties involved. Under the provisions of FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The Company adopted the provisions of FIN 46 on February 1, 2003 for a VIE created after January 31, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. The Company will adopt the provisions of FIN 46 on July 1, 2003 for VIEs in which it holds variable interests acquired before February 1, 2003. Management does not expect the adoption to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. At June 30, 2003, the Company was not engaged in hedging activities nor did it hold any derivative instruments subject to SFAS No. 149 or SFAS No. 133, as amended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include manadatorily redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provision of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(3)	Cash Dividends

The Company declared a cash dividend of $0.32 per share payable July 15, 2003 to shareholders of record on July 8, 2003.

(4)	Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Options awarded prior to September 2001 are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Option awards subsequent to August 2001 are accounted for under fixed plan accounting. Under fixed plan accounting, the Company does not recognize compensation expense if the exercise price of the option is equal to the fair value of the common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended.

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02

Net income as reported	$10,235	$8,667	$19,072	$17,539
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(65)	(33)	(120)	(1,478)

Pro forma net income	$10,170	$8,634	$18,952	$16,061

Basic earnings per share	$1.30	$1.11	$2.42	$2.24
Pro forma basic earnings per share	$1.29	$1.10	$2.41	$2.05

Diluted earnings per share	$1.30	$1.11	$2.42	$2.24
Pro forma diluted earnings per share	$1.29	$1.10	$2.40	$2.05

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the six months ended June 30, 2003 and 2002 were $5.05 and $5.00, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.01% and 4.62%; dividend yields of 2.95% and 3.07%; and, expected lives of options of 8.5 years and 7.0 years in 2003 and 2002, respectively; and expected stock price volatility of 9.1% in 2003 and 2002.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2003 and 2002.

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02

Net income basic and diluted	$10,235	$8,667	$19,072	$17,539

Average outstanding shares — basic	7,861,452	7,814,072	7,865,095	7,826,796
Add: effect of dilutive stock options	33,380	14,273	29,907	10,033

Average outstanding shares — diluted	7,894,832	7,828,345	7,895,002	7,836,829

Basic earnings per share	$1.30	$1.11	$2.42	$2.24

Diluted earnings per share	$1.30	$1.11	$2.42	$2.24

(6)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $49,557 as of June 30, 2003.

(7)	Financial Instruments with Off-Balance Sheet Risk

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At June 30, 2003 the partnership had indebtedness of $7,282, which is full recourse to the partners.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit or issuance of standby letters of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2003, commitments to extend credit to existing and new borrowers approximated $590,764, which includes $117,548 on unused credit card lines and $116,349 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2003, standby letters of credit in the amount of $56,480 were outstanding. At June 30, 2003, the carrying value recorded by the Company as a liability for these guarantees was $80.

(8)	Related Party Transactions

During April 2003, the Company purchased a Citation 525 aircraft from an entity wholly owned by the Company’s chief executive officer. The purchase price of $2,550 was based on an independent appraisal of the aircraft.

(9)	Business Line Reporting

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

Selected business line information for the three and six month periods ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30, 2003

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$36,713	$7	$(1,053)	$35,667
Provision for loan losses	2,570	—	—	2,570

Net interest income (expense) after provision	34,143	7	(1,053)	33,097
Non-interest income:
External sources	15,563	2,801	80	18,444
Other operating segments	2	3,362	(3,364)	—
Non-interest expense	30,755	4,238	491	35,484

Income (loss) before income taxes	18,953	1,932	(4,828)	16,057
Income tax expense (benefit)	6,748	766	(1,692)	5,822

Net income (loss)	$12,205	$1,166	$(3,136)	$10,235

Depreciation and amortization expense	$2,900	$—	$47	$2,947

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30, 2003

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$70,843	$14	$(2,400)	$68,457
Provision for loan losses	5,000	—	—	5,000

Net interest income (expense) after provision	65,843	14	(2,400)	63,457
Non-interest income:
External sources	30,523	5,605	108	36,236
Other operating segments	4	6,683	(6,687)	—
Non-interest expense	63,002	8,356	(1,302)	70,056

Income (loss) before income taxes	33,368	3,946	(7,677)	29,637
Income tax expense (benefit)	11,779	1,562	(2,776)	10,565

Net income (loss)	$21,589	$2,384	$(4,901)	$19,072

Depreciation and amortization expense	$5,743	$—	$50	$5,793

	Three Months Ended June 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$35,990	$8	$(1,387)	$34,611
Provision for loan losses	1,985	—	—	1,985

Net interest income (expense) after provision	34,005	8	(1,387)	32,626
Non-interest income:
External sources	11,163	2,711	67	13,941
Other operating segments	3	2,886	(2,889)	—
Non-interest expense	29,361	4,425	(791)	32,995

Income (loss) before income taxes	15,810	1,180	(3,418)	13,572
Income tax expense (benefit)	5,639	469	(1,203)	4,905

Net income (loss)	$10,171	$711	$(2,215)	$8,667

Depreciation and amortization expense	$3,398	$—	$33	$3,431

	Six Months Ended June 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$70,888	$17	$(2,796)	$68,109
Provision for loan losses	4,607	—	—	4,607

Net interest income (expense) after provision	66,281	17	(2,796)	63,502
Non-interest income:
External sources	21,584	5,321	197	27,102
Other operating segments	3	5,793	(5,796)	—
Non-interest expense	56,361	8,543	(1,790)	63,114

Income (loss) before income taxes	31,507	2,588	(6,605)	27,490
Income tax expense (benefit)	11,292	1,027	(2,368)	9,951

Net income (loss)	$20,215	$1,561	$(4,237)	$17,539

Depreciation and amortization expense	$6,594	$—	$67	$6,661

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(10)	Acquisitions

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

(11)	Variable Interest Entity

On March 26, 2003, the Company established First Interstate Statutory Trust (“FIST”), a wholly-owned statutory business trust, for the exclusive purpose of issuing 30-year floating rate capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $40,000 in a private placement conducted as part of a pooled offering. Proceeds of the issuance were used to purchase junior subordinated debentures (“Junior Sub Debt”) issued by the Parent Company. The sole asset of FIST is the Junior Sub Debt.

FIST meets the definition of a VIE under FIN 46. As of the date of this filing, the current controversy and debate surrounding the accounting for trust preferred securities under FIN 46 is unsettled. While the Company believes FIST should be consolidated given its structure under FIN 46, the effects of non-consolidation under a contrary view would be immaterial to financial position, results of operations and liquidity of the Company. Accordingly, the Company’s consolidated financial statements include the accounts of FIST. All intercompany transactions have been eliminated in consolidation.

The Trust Preferred Securities bear a cumulative floating interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum, except that prior to March 26, 2008, the interest rate cannot exceed 11.75%. The weighted average interest rate at June 30, 2003 was 4.40%. Interest distributions are made quarterly. The Trust Preferred Securities mature March 26, 2033 and are subject to mandatory redemption upon repayment of the Junior Sub Debt at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by FIST. Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after March 26, 2008, at par. The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and will be amortized through maturity to interest expense using the straight-line method.

The Junior Sub Debt is unsecured with terms identical to those of the Trust Preferred Securities. The Company may defer the payment of interest at any time, from time to time, for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

On April 25, 2003, the Company redeemed its previously existing 8.625% capital trust preferred securities (“Capital Trust Preferred Securities”). The redemption price of $40,000 was equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. Unamortized issuance costs of $1,936 were charged to expense on the date of redemption.

(12)	Recapitalization of Common Stock from Retained Earnings

On March 27, 2003, the Company’s Board of Directors approved a resolution to recapitalize the Company’s common stock through a $25,000 transfer from retained earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2003, with comparisons to 2002 as applicable.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and, the availability of capital to fund the expected expansion of the Company’s business. Given these uncertainties, shareholders, trust preferred security holders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

     The Company reported net income of $10.2 million, or $1.30 per diluted share, for the three months ended June 30, 2003, as compared to $8.7 million, or $1.11 per diluted share, for the same period in 2002. Net income for the six months ended June 30, 2003 of $19.1 million, or $2.42 per diluted share, increased $1.5 million, or 8.7%, from $17.5 million, or $2.24 per diluted share, for the same period in 2002.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully-taxable equivalent (“FTE”) basis, net interest income increased $1.0 million, or 2.9%, to $36.4 million for the three months ended June 30, 2003, as compared to $35.4 million for the same period in 2002. For the six months ended June 30, 2003, FTE net interest income of $69.9 million increased $282 thousand, or less than 1%, as compared to $69.6 million for the same period in 2002. Quarter-to-date and year-to-date increases in net interest margin are primarily the result of loan and deposit growth. Redeployment of funds generated through the prepayment of mortgage-backed investment securities at lower interest rates resulted in a decline in net interest margin ratio. The FTE net interest margin ratio decreased 39 basis points to 4.43% for the six months ended June 30, 2003, as compared to 4.82% for the same period in the prior year.

     Non-interest Income. The Company’s principal sources of non-interest income include service charges on deposit accounts; technology services revenues; other service charges, commissions and fees; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income increased $4.5 million, or 32.3%, to $18.4 million for the three months ended June 30, 2003 as compared to $13.9 million for the same period in 2002 and $9.1 million, or 33.7%, to $36.2 million for the six months ended June 30, 2003 as compared to $27.1 million for the same period in 2002. Significant components of the quarter-to-date and year-to-date increases are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees increased $3.7 million, or 78.6%, to $8.5 million for the three months ended June 30, 2003 as compared to $4.8 million for the same period in 2002 and $6.3 million, or 65.6%, to $15.8 million for the six months ended June 30, 2003 as compared to $9.6 million for the same period in 2002. Fueled by historically low residential lending rates, increases in revenues from the origination and sale of residential real estate loans account for approximately 70% of the quarter-to-date and year-to-date increases over prior year. The remaining quarter-to-date and year-to-date increases are primarily attributable to fee income resulting from higher volumes of credit and debit card transactions and increases in mortgage servicing fees and brokerage revenues.

     Net investment securities gains increased $1.3 million to $1.5 million for the six months ended June 30, 2003 as compared to $189 thousand for the same period in 2002. Net gains on investment securities, primarily recorded during first quarter 2003, partially offset impairment charges on capitalized mortgage servicing rights recorded during the same periods.

     Other income primarily includes increases in the cash surrender value of bank-owned life insurance, check printing income, agency stock dividends and gains on sales of fixed assets. Other income increased $540 thousand, or 52.6%, to $1.6 million for the three months ended June 30, 2003 as compared to $1.0 million for the same period in 2002 and $775 thousand, or 40.2%, to $2.7 million for the six months ended June 30, 2003 as compared to $1.9 million for the same period in 2002 primarily due to increases in the cash surrender value of bank-owned life insurance.

     The Company recorded net expense related to other real estate owned (“OREO”) of $38 thousand and $54 thousand, respectively, during the three and six month periods ended June 30, 2003 as compared to net OREO income of $216 thousand and $205 thousand, respectively, during the same periods in 2002. Variations in net OREO income or expense during the periods is primarily the result of realized gains or losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions and could fluctuate significantly as economic changes occur in the Company’s market areas.

     Non-interest Expense. Non-interest expense increased $2.5 million, or 7.5%, to $35.5 million for the three months ended June 30, 2003 as compared to $33.0 million for the same period in 2002 and $6.9 million, or 11.0%, to $70.1 million for the six months ended June 30, 2003 as compared to $63.1 million for the same period in 2002. Significant components of the quarter-to-date and year-to-date increases are discussed below:

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; amortization of mortgage servicing rights; and, impairment charges related to mortgage servicing rights and long-lived assets pending disposition. Other expense increased $2.8 million, or 30.1%, to $12.1 million for the three months ended June 30, 2003 as compared to $9.3 million for the same period in 2002 and $6.9 million, or 42.8%, to $23.2 million for the six months ended June 30, 2003 as compared to $16.2 million for the same period in 2002. Net impairment charges related to mortgage servicing rights of $2.7 million were recorded primarily during the first quarter of 2003 as compared to net impairment reversals of $157 thousand in 2002. In addition, amortization of mortgage servicing rights of $1.0 million for the three months ended June 30, 2003 and $2.2 million for the six months ended June 30, 2003 increased $765 thousand and $1.1 million, respectively, as compared to the same periods in 2002. The remaining quarter-to-date and year-to-date increases are primarily due to higher advertising expense.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 35.6% and 36.2% for the six months ended June 30, 2003 and 2002, respectively. The lower effective income tax rate in the current year is primarily due to an increase in tax exempt interest income as a percentage of income before taxes and additional tax exempt earnings on bank-owned life insurance.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and six month periods ended June 30, 2003 and 2002.

     Community Banking. Community banking net income increased $2.0 million, or 20.0%, to $12.2 million for the three months ended June 30, 2003 as compared to $10.2 million for the same period in 2002 and $1.4 million, or 6.8%, to $21.6 million for the six months ended June 30, 2003 as compared to $20.2 million for the same period in 2002. Significant components of the quarter-to-date and year-to-date increases are discussed below.

     Net interest income increased $723 thousand, or 2.0%, to $36.7 million for the three months ended June 30, 2003, as compared to $36.0 million for the same period in 2002 primarily due to high loan volumes. For the six months ended June 30, 2003, net interest income of $70.8 million decreased $45 thousand, or less than 1%, as compared to $70.9 million for the same period in 2002 primarily due to continued low interest rates and the redeployment of funds generated through prepayment of mortgage-backed securities at lower interest rates.

     Non-interest income increased $4.4 million, or 39.4%, to $15.6 million for the three months ended June 30, 2003 as compared to $11.2 million for the same period in 2002 and $8.9 million, or 41.4%, to $30.5 million for the six months ended June 30, 2003 as compared to $21.6 million for the same period in 2002. Quarter-to-date and year-to-date increases over prior periods are primarily due to increases in origination and processing fees on residential real estate loans held for sale; increases in the cash surrender value of bank-owned life insurance; increases in fee income resulting primarily from higher volumes of credit and debit card transactions; and, increases in mortgage servicing fees and brokerage revenues.

     Non-interest expense increased $1.4 million, or 4.7%, to $30.8 million for the three months ended June 30, 2003 as compared to $29.4 million for the same period in 2002 and $6.6 million, or 11.8%, to $63.0 million for the six months ended June 30, 2003 as compared to $56.4 million for the same period in 2002. Quarter-to-date and year-to-date increases are primarily due to impairment charges related to mortgage servicing rights; the acceleration of amortization of mortgage servicing rights due to rapid repayments; and, increases in internal data and management fee expenses.

     Technology Services. Technology services net income increased $455 thousand, or 64.0%, to $1.2 million for the three months ended June 30, 2003, as compared to $711 thousand for the same period in 2002 and $823 thousand, or 52.7%, to $2.4 million for the six months ended June 30, 2003, as compared to $1.6 million for the same period in 2002 primarily due to increases in internal data revenues and reductions in telephone expense.

     Other. Other net losses increased $921 thousand, or 41.6%, to $3.1 million for the three months ended June 30, 2003 as compared to $2.2 million for the same period in 2002 and $664 thousand, or 15.7%, to $4.9 million for the six months ended June 30, 2003 as compared to $4.2 million for the same period in 2002. Increased losses are primarily due to the write-off of $1.9 million of unamortized debt issuance costs associated with trust preferred securities redeemed during second quarter 2003. The write-off was partially offset by decreases in interest expense on reissued trust preferred securities and long-term debt.

FINANCIAL CONDITION

     Loans. Total loans increased $228 million, or 10.2%, to $2,465 million as of June 30, 2003 from $2,237 million as of December 31, 2002. Approximately 16% of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is due to internal growth primarily in real estate and commercial loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $12 million, or 1.5%, to $812 million as of June 30, 2003 from $800 million as of December 31, 2002. This increase was primarily funded through deposit growth.

     Premises and Equipment. Premises and equipment increased $12 million, or 13.1%, to $105 million as of June 30, 2003 from $93 million as of December 31, 2002. Approximately 50% of the increase relates to new main frame hardware and software placed into service at the end of second quarter 2003. The remaining increase is primarily due to the acquisition of a bank holding company and its bank subsidiary in January 2003 and the construction or remodel of branch facilities.

     Goodwill. Goodwill increased $5 million, or 13.9%, to $38 million as of June 30, 2003 from $33 million as of December 31, 2002 due to the acquisition of a bank holding company and its bank subsidiary in January 2003.

     Deposits. Total deposits increased $128 million, or 4.4%, to $3,039 million as of June 30, 2003 from $2,912 million as of December 31, 2002. Approximately 33% of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is the result of internal growth primarily in non-interest bearing deposits.

     Long-term Debt. Long-term debt is comprised principally of fixed rate notes with the Federal Home Loan Bank of Seattle, an unsecured revolving term loan and unsecured subordinated notes. Long-term debt increased $29 million, or 121.7%, to $52 million as of June 30, 2003 from $24 million as of December 31, 2002 primarily due to advances on fixed rate, four and seven-year borrowings from the Federal Home Loan Bank during March and April 2003.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $7 million, or 43.0%, to $24 million as of June 30, 2003 from $17 million as of December 31, 2002 primarily due to expense accruals associated with new main frame computer hardware and software.

     Common Stock. Common stock increased $27 million, or 886.2%, to $30 million as of June 30, 2003 from $3 million as of December 31, 2002 primarily due to a transfer of retained earnings to common stock during first quarter 2003 and the issuance of Company common stock in partial payment for the acquisition of a bank holding company and its bank subsidiary in January 2003.

ASSET QUALITY

     Non-performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $2 million, or 6.7%, to $32 million as of June 30, 2003 as compared to $34 million as of December 31, 2002. Approximately 54% of the decrease is related to the matured loans of one commercial borrower in the process of extension at December 31, 2002. The remaining decrease is primarily due to 2003 paydowns and charge-offs of non-accrual loans outstanding at December 31, 2002.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses increased $585 thousand, or 29.5%, to $2.6 million for the three months ended June 30, 2003 as compared to $2.0 million for the same period in 2002 and $393 thousand, or 8.5%, to $5.0 million for the six months ended June 30, 2003 as compared to $4.6 million for the same period in 2002. As of June 30, 2003, the allowance for loan losses was $38 million, or 1.55% of total loans, as compared to $36 million, or 1.62% of total loans, at December 31, 2002.

ASSET LIABILITY MANAGEMENT

     The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities that reprice or mature within a given period of time. Management monitors the sensitivity of the net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company’s balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. However, there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

LIQUIDITY

     Liquidity. The objective of liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of customers who wish to withdraw funds or require funds to meet their credit needs. The Company manages its liquidity position to meet the needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of stockholders. The Company monitors sources and uses of funds on a daily basis to maintain an acceptable liquidity position, principally through deposit receipts and check payments; loan originations, extensions, and repayments; and, management of investment securities.

     The Company’s current liquidity position is also supported by management of its investment portfolio, which provides a flow of reinvestable cash. In addition, redeployment of maturing balances in the Company’s loan portfolio also provides an important source of immediate to long-term liquidity. Additional sources of liquidity include Federal funds lines, borrowings and access to capital markets. The Company does not presently rely on off-balance sheet arrangements to provide financing, liquidity or market or credit risk support nor does it engage in derivatives and related hedging activities.

     Net cash provided by operating activities, primarily net income, totaled $36 million for the six months ended June 30, 2003 as compared to $40 million for the same period in 2002. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $219 million for the six months ended June 30, 2003 as compared to $77 million for the same period in the prior year. The increase in cash used in investing activities is primarily due to significant growth in extensions of credit to customers. Net cash provided by financing activities is primarily generated through changes in customer deposits, borrowings or the issuance of securities or stock. Net cash provided by financing activities totaled $109 million for the six months ended June 30, 2003 as compared to $6 million for the same period in the prior year. The increase in cash provided by financing activities is primarily due to advances on long-term debt, increases in other borrowings and deposit growth.

     As a holding company, the Parent Company is a corporation separate and apart from its subsidiaries, and therefore, provides for its own liquidity. Substantially all of the Parent Company’s revenues are obtained from management fees and dividends declared and paid by it’s banking subsidiary. There are statutory and regulatory provisions that could limit the ability of the banking subsidiary to pay dividends to the Parent Company. In general, the banking subsidiary is limited, without the prior consent of its state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

CAPITAL RESOURCES

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At June 30, 2003 the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of June 30, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.

DISCLOSURE CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the Company’s system of internal controls over financial reporting as of June 30, 2003, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of June 30, 2003, its system of internal controls over financial reporting met those criteria.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 9, 2003.

	(b)	Eight directors were elected to serve two or three year terms. Randall I. Scott and Michael J. Sullivan were elected as directors with terms expiring in 2005. Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Sandra A. Scott Suzor and Julie A. Scott were elected as directors with terms expiring in 2006. The following directors remained in office: David H. Crum, William B. Ebzery, John M. Heyneman, Jr., Joel T. Long, Terry W. Payne and Homer A. Scott, Jr. with terms expiring in 2004; and, James W. Haugh, C. Gary Jennings, Robert L. Nance and Thomas W. Scott with terms expiring in 2005.

	(c)	The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

Matter	For	Against	Not Voted

Appointment of Ernst & Young LLP as Independent Certified Public Accountants	6,580,362	541	5,901

Approval of 2001 Stock Option Plan, as amended	6,505,124	57,569	24,111

Election of Directors
Nominees:
Julie A. Scott	6,586,804
Randall I. Scott	6,581,968	4,836
Michael J. Sullivan	6,586,804

Directors Continuing in Office:
Elouise C. Cobell	6,586,395	409
Richard A. Dorn	6,586,804
Lyle R. Knight	6,586,804
James R. Scott	6,586,804
Sandra A. Scott Suzor	6,586,804

Item 5.	Other Information

Not applicable or required.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.
	4.7	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate BancSystem, Inc. and U.S. Bank National Association, as Debenture Trustee
	4.8	Certificate of Trust of First Interstate Statutory Trust dated March 11, 2003
	4.10	Amended and Restated Declaration of Trust of First Interstate Statutory Trust
	4.11	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
	4.12	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
	4.13	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association
	31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer
	31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer
	99.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	A report on Form 8-K dated May 14, 2003 was filed by the Company providing first quarter 2003 performance results and comments on same from Company management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date July 24, 2003	/s/ THOMAS W. SCOTT
Thomas W. Scott
Chief Executive Officer

Date July 24, 2003	/s/ TERRILL R. MOORE
Terrill R. Moore
Senior Vice President and
Chief Financial Officer