Form 10-Q
period 2003-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2003-10-29
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The Registrant had 7,909,211 shares of common stock outstanding on September 30, 2003.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$221,344	$234,187
Federal funds sold	57,310	50,890
Interest bearing deposits in banks	695	25,815
Investment securities:
Trading	1,540	799
Available-for-sale	677,367	716,267
Held-to-maturity	91,971	83,025

Total investment securities	770,878	800,091
Loans	2,566,288	2,236,550
Less allowance for loan losses	38,782	36,309

Net loans	2,527,506	2,200,241
Premises and equipment, net	108,438	92,907
Accrued interest receivable	21,805	20,702
Goodwill	37,626	33,031
Core deposit intangible, net of accumulated amortization	3,742	4,396
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,682	8,406
Other real estate owned, net	1,627	458
Deferred tax assets, net	5,629	3,044
Other assets	86,836	84,800

Total assets	$3,857,118	$3,558,968

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$676,319	$571,932
Interest bearing	2,447,857	2,339,915

Total deposits	3,124,176	2,911,847
Securities sold under repurchase agreements	335,012	300,234
Accrued interest payable	12,372	14,588
Accounts payable and accrued expenses	20,585	16,830
Other borrowed funds	9,190	7,970
Long-term debt	49,401	23,645
Trust preferred securities	40,000	40,000

Total liabilities	3,590,736	3,315,114
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2003 or December 31, 2002	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,909,211 shares as of September 30, 2003 and 7,799,748 shares as of December 31, 2002	33,099	3,085
Retained earnings	234,945	236,724
Accumulated other comprehensive income, net	(1,662)	4,045

Total stockholders’ equity	266,382	243,854

Total liabilities and stockholders’ equity	$3,857,118	$3,558,968

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$39,992	$41,319	$118,881	$123,680
Interest and dividends on investment securities:
Taxable	5,765	8,428	19,518	25,026
Exempt from Federal taxes	992	953	2,951	2,860
Interest on deposits in banks	1	63	19	174
Interest on Federal funds sold	105	506	346	943

Total interest income	46,855	51,269	141,715	152,683

Interest expense:
Interest on deposits	9,809	14,269	32,144	42,881
Interest on Federal funds purchased	6	—	47	3
Interest on securities sold under repurchase agreements	502	918	1,727	2,692
Interest on other borrowed funds	10	20	41	67
Interest on long-term debt	633	491	1,799	1,588
Interest on trust preferred securities	429	883	2,034	2,647

Total interest expense	11,389	16,581	37,792	49,878

Net interest income	35,466	34,688	103,923	102,805
Provision for loan losses	2,422	2,132	7,422	6,739

Net interest income after provision for loan losses	33,044	32,556	96,501	96,066
Non-interest income:
Income from fiduciary activities	1,271	1,199	3,760	3,452
Service charges on deposit accounts	4,776	3,980	12,926	11,621
Technology services	3,006	2,800	8,611	8,121
Other service charges, commissions and fees	8,370	5,201	24,204	14,765
Investment securities gains (losses)	(1,594)	2,102	(86)	2,291
Other real estate income (expense)	(10)	(14)	(64)	191
Other income	1,472	2,439	4,176	4,360

Total non-interest income	17,291	17,707	53,527	44,801

Non-interest expense:
Salaries, wages and employee benefits	17,831	17,686	51,924	51,911
Occupancy, net	2,521	2,667	8,037	7,892
Furniture and equipment	3,316	3,361	9,756	9,933
FDIC insurance	116	112	355	341
Core deposit intangibles amortization	305	321	915	962
Other expenses	7,681	13,050	30,839	29,272

Total non-interest expense	31,770	37,197	101,826	100,311

Income before income taxes	18,565	13,066	48,202	40,556
Income tax expense	6,735	4,709	17,300	14,660

Net income	$11,830	$8,357	$30,902	$25,896

Basic earnings per common share	$1.51	$1.07	$3.93	$3.31

Diluted earnings per common share	$1.50	$1.07	$3.92	$3.31

Dividends per common share	$0.32	$0.33	$0.98	$0.97

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders’
	stock	earnings	income	equity

Balance at December 31, 2002	$3,085	$236,724	$4,045	$243,854
Comprehensive income:
Net income	—	30,902	—	30,902
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,683	—	—	(5,759)	(5,759)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $34	—	—	52	52

Other comprehensive income				(5,707)

Total comprehensive income				25,195

Common stock transactions:
48,326 shares retired	(2,219)	—	—	(2,219)
157,789 shares issued	7,233	—	—	7,233
Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—
Cash dividends declared:
Common ($0.98 per share)	—	(7,681)	—	(7,681)

Balance at September 30, 2003	$33,099	$234,945	$(1,662)	$266,382

Balance at December 31, 2001	$5,184	$212,314	$4,571	$222,069
Comprehensive income:
Net income	—	25,896	—	25,896
Unrealized gains on available-for-sale investment securities, net of income tax expense of $632	—	—	990	990
Less reclassification adjustment for gains included in net income, net of income tax expense of $893	—	—	(1,398)	(1,398)

Other comprehensive income				(408)

Total comprehensive income				25,488

Common stock transactions:
66,756 shares retired	(2,881)	—	—	(2,881)
28,771 shares issued	1,276	—	—	1,276
Cash dividends declared:
Common ($0.97 per share)	—	(7,586)	—	(7,586)

Balance at September 30, 2002	$3,579	$230,624	$4,163	$238,366

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$30,902	$25,896
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(264)	(117)
Provision for loan losses	7,422	6,739
Depreciation and core deposit amortization	8,895	8,820
Net premium amortization on investment securities	3,428	474
Net (gain) loss on sale of investment securities	86	(2,291)
Net gain on sale of loans	(6,958)	(4,405)
Net gain on sale of other real estate owned	(43)	(241)
Loss on sale of property and equipment	29	124
Increase in valuation reserve for mortgage servicing rights	131	2,781
Write-down of assets pending disposition	507	847
Change in deferred income taxes	815	(2,249)
Changes in operating assets and liabilities:
Decrease (increase) in trading investment securities	(741)	90
Decrease (increase) in interest receivable	(644)	1,201
Decrease in other assets	578	10,879
Decrease in accrued interest payable	(2,385)	(2,556)
Increase (decrease) in accounts payable and accrued expenses	3,483	(770)

Net cash provided by operating activities	45,241	45,222

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(11,351)	(2,652)
Available-for-sale	(719,384)	(460,100)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	5,234	18,847
Available-for-sale	619,565	348,093
Proceeds from sales of available-for-sale investment securities	88,228	28,908
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	40,081	45,203
Purchases and originations of mortgage servicing rights	(8,459)	(5,080)
Extensions of credit to customers, net of repayments	(296,776)	(127,325)
Purchase of bank owned life insurance	–	(50,000)
Recoveries of loans charged-off	1,791	1,762
Proceeds from sales of other real estate	952	1,208
Net capital expenditures	(21,642)	(12,927)
Acquisition of banking office, net of cash payments	2,842	(4,737)
Capital distributions from joint ventures	200	150

Net cash used in investing activities	(298,719)	(218,650)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,

	2003	2002

Cash flows from financing activities:
Net increase in deposits	$170,728	$244,399
Net increase (decrease) in Federal funds purchased and repurchase agreements	34,778	(1,139)
Net increase in other borrowed funds	1,220	41
Borrowings of long-term debt	59,600	28,158
Repayments of long-term debt	(38,844)	(37,860)
Net decrease in debt issuance costs	949	71
Proceeds from issuance of capital trust preferred securities	40,000	—
Payments to retire capital trust preferred securities	(40,000)	—
Proceeds from issuance of common stock	3,404	1,241
Payments to retire common stock	(2,219)	(2,881)
Dividends paid on common stock	(7,681)	(7,586)

Net cash provided by financing activities	221,935	224,444

Net increase (decrease) in cash and cash equivalents	(31,543)	51,016
Cash and cash equivalents at beginning of period	310,892	293,036

Cash and cash equivalents at end of period	$279,349	$344,052

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$40,008	$35,926

Cash paid during the year for taxes	$15,498	$10,812

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002, the results of operations for each of the three and nine month periods ended September 30, 2003 and 2002 and cash flows for each of the nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2002 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2003 presentation.

(2)	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” clarifying the accounting treatment and financial statement disclosure of guarantees issued and outstanding. Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. Significant guarantees entered into by the Company are disclosed in Note 7, Financial Instruments with Off-Balance Sheet Risk. The initial recognition and measurement provisions of FIN 45 were adopted by the Company on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of FIN 45 were adopted by the Company on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 establishes guidance on the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities” or “VIEs”). Under the provisions of FIN 46, VIEs are required to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders.

The Company adopted the provisions of FIN 46 on February 1, 2003 for its only VIE created after January 31, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investment in a subsidiary trust, First Interstate Statutory Trust (“FIST”), formed in connection with the issuance of capital trust preferred securities (“Trust Preferred Securities”). The current controversy and debate surrounding the proper accounting treatment under FIN 46 for subsidiary trusts formed for the purpose of issuing Trust Preferred Securities is unsettled. It is currently unknown if, or when, the FASB will address this issue. While the Company believes FIST should be consolidated given its interpretation of FIN 46, the effects of de-consolidation under a contrary view would not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

During October 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company’s trust assets, troubled debt restructurings and other items; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. As of September 30, 2003, the Company did not hold any derivative instruments nor was it engaged in hedging activities subject to SFAS No. 149 or SFAS No. 133, as amended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include mandatorily redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(3)	Cash Dividends

The Company declared a cash dividend of $0.34 per share payable October 14, 2003 to shareholders of record as of October 7, 2003.

(4)	Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Options awarded prior to September 2001 are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Options awarded subsequent to August 2001 are accounted for under fixed plan accounting whereby the Company does not recognize compensation expense if the exercise price of the option is equal to the fair value of the common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended.

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02

Net income as reported	$11,830	$8,357	$30,902	$25,896
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(68)	(70)	(190)	(1,548)

Pro forma net income	$11,762	$8,287	$30,712	$24,348

Basic earnings per share	$1.51	$1.07	$3.93	$3.31

Pro forma basic earnings per share	$1.50	$1.06	$3.91	$3.11

Diluted earnings per share	$1.50	$1.07	$3.92	$3.31

Pro forma diluted earnings per share	$1.49	$1.06	$3.89	$3.11

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the nine months ended September 30, 2003 and 2002 were $5.05 and $5.01, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.01% and 4.62%; dividend yields of 2.95% and 3.07%; and, expected lives of options of 8.5 years and 7.0 years in 2003 and 2002, respectively; and expected stock price volatility of 9.1% in 2003 and 2002.

(5)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02

Net income basic and diluted	$11,830	$8,357	$30,902	$25,896

Average outstanding shares - basic	7,848,124	7,798,530	7,859,376	7,817,271
Add: effect of dilutive stock options	37,592	21,269	32,522	13,820

Average outstanding shares – diluted	7,885,716	7,819,799	7,891,898	7,831,091

Basic earnings per share	$1.51	$1.07	$3.93	$3.31

Diluted earnings per share	$1.50	$1.07	$3.92	$3.31

(6)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $86,709 as of September 30, 2003.

(7)	Financial Instruments with Off-Balance Sheet Risk

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At September 30, 2003 the partnership had indebtedness of $7,102, which is full recourse to the partners.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2003, commitments to extend credit to existing and new borrowers approximated $652,221, which includes $120,866 on unused credit card lines and $127,271 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2003, the Company had outstanding standby letters of credit of $55,276. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit of $48 at September 30, 2003 is included in other liabilities in the Company’s consolidated balance sheet.

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

Selected business line information for the three and nine month periods ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30, 2003

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$36,277	$6	$(817)	$35,466
Provision for loan losses	2,430	—	(8)	2,422

Net interest income (expense) after provision	33,847	6	(809)	33,044
Non-interest income:
External sources	14,247	3,006	38	17,291
Other operating segments	2	3,326	(3,328)	—
Non-interest expense	29,034	4,256	(1,520)	31,770

Income (loss) before income taxes	19,062	2,082	(2,579)	18,565
Income tax expense (benefit)	6,847	823	(935)	6,735

Net income (loss)	$12,215	$1,259	$(1,644)	$11,830

Depreciation and amortization expense	$3,055	$—	$47	$3,102

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2003

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$107,120	$20	$(3,217)	$103,923
Provision for loan losses	7,430	—	(8)	7,422

Net interest income (expense) after provision	99,690	20	(3,209)	96,501
Non-interest income:
External sources	44,770	8,611	146	53,527
Other operating segments	6	10,009	(10,015)	—
Non-interest expense	92,036	12,612	(2,822)	101,826

Income (loss) before income taxes	52,430	6,028	(10,256)	48,202
Income tax expense (benefit)	18,626	2,385	(3,711)	17,300

Net income (loss)	$33,804	$3,643	$(6,545)	$30,902

Depreciation and amortization expense	$8,798	$—	$97	$8,895

	Three Months Ended September 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$36,012	$11	$(1,335)	$34,688
Provision for loan losses	2,132	—	—	2,132

Net interest income (expense) after provision	33,880	11	(1,335)	32,556
Non-interest income:
External sources	14,846	2,800	61	17,707
Other operating segments	2	3,164	(3,166)	—
Non-interest expense	32,609	4,683	(95)	37,197

Income (loss) before income taxes	16,119	1,292	(4,345)	13,066
Income tax expense (benefit)	5,735	514	(1,540)	4,709

Net income (loss)	$10,384	$778	$(2,805)	$8,357

Depreciation and amortization expense	$2,970	$—	$33	$3,003

	Nine Months Ended September 30, 2002

	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$106,908	$28	$(4,131)	$102,805
Provision for loan losses	6,739	—	—	6,739

Net interest income (expense) after provision	100,169	28	(4,131)	96,066
Non-interest income:
External sources	36,260	8,121	420	44,801
Other operating segments	5	8,958	(8,963)	—
Non-interest expense	88,809	13,226	(1,724)	100,311

Income (loss) before income taxes	47,625	3,881	(10,950)	40,556
Income tax expense (benefit)	17,025	1,541	(3,906)	14,660

Net income (loss)	$30,600	$2,340	$(7,044)	$25,896

Depreciation and amortization expense	$8,720	$—	$100	$8,820

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(10)	Acquisitions

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

(11)	Recapitalization of Common Stock from Retained Earnings

On March 27, 2003, the Company’s Board of Directors approved a resolution to recapitalize the Company’s common stock through a $25,000 transfer from retained earnings.

(12)	Trust Preferred Securities

On March 26, 2003, the Company established FIST, a wholly-owned statutory business trust, for the exclusive purpose of issuing 30-year floating rate Trust Preferred Securities in the aggregate amount of $40,000 in a private placement conducted as part of a pooled offering. Proceeds of the issuance were used to purchase junior subordinated debentures (“Junior Sub Debt”) issued by the Parent Company. The sole asset of FIST is the Junior Sub Debt.

The Trust Preferred Securities bear a cumulative floating interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum, except that prior to March 26, 2008, the interest rate cannot exceed 11.75%. The weighted average interest rate at September 30, 2003 was 4.28%. Interest distributions are made quarterly. The Trust Preferred Securities mature March 26, 2033 and are subject to mandatory redemption upon repayment of the Junior Sub Debt at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by FIST. The Trust Preferred Securities currently qualify as Tier 1 capital under regulatory definitions. Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after March 26, 2008, at par. Issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and will be amortized through maturity to interest expense using the straight-line method.

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

On April 25, 2003, the Company redeemed its previously existing 8.625% capital trust preferred securities. The redemption price of $40,000 was equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. Unamortized issuance costs of $1,936 were charged to expense on the date of redemption.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on significant factors affecting the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2003, with comparisons to 2002 as applicable.

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

OVERVIEW

     The Company reported net income of $11.8 million, or $1.50 per diluted share, for the three months ended September 30, 2003 as compared to $8.4 million, or $1.07 per diluted share, for the same period in 2002. Net income for the nine months ended September 30, 2003 increased $5.0 million, or 19.3%, to $30.9 million, or $3.92 per diluted share, as compared to $25.9 million, or $3.31 per diluted share, for the same period in 2002. Quarter-to-date and year-to-date increases over the prior year are primarily due to higher revenues from the origination and sale of residential real estate loans.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. On a fully taxable equivalent (“FTE”) basis, net interest income increased $774 thousand, or 2.2%, to $36.2 million for the three months ended September 30, 2003, as compared to $35.4 million for the same period in 2002. For the nine months ended September 30, 2003, FTE net interest income of $106.1 million increased $1 million, or less than 1%, as compared to $105.1 million for the same period in 2002. Quarter-to-date and year-to-date increases in net interest margin are primarily the result of loan and deposit growth. Redeployment of funds generated through the prepayment of mortgage-backed investment securities at lower interest rates contributed to a decline in net interest margin ratio. The FTE net interest margin ratio decreased 41 basis points to 4.38% for the nine months ended September 30, 2003, as compared to 4.79% for the same period in the prior year.

     Non-interest Income. The Company’s principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Non-interest income decreased $416 thousand, or 2.3%, to $17.3 million for the three months ended September 30, 2003 as compared to $17.7 million for the same period in 2002 and increased $8.7 million, or 19.5%, to $53.5 million for the nine months ended September 30, 2003 as compared to $44.8 million for the same period in 2002. Significant components of the quarter-to-date decrease and year-to-date increase are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees increased $3.2 million, or 60.9%, to $8.4 million for the three months ended September 30, 2003 as compared to $5.2 million for the same period in 2002 and $9.4 million, or 63.9%, to $24.2 million for the nine months ended September 30, 2003 as compared to $14.8 million for the same period in 2002. Fueled by historically low residential lending rates, increases in revenues from the origination and sale of residential real estate loans account for approximately 80% of the quarter-to-date and year-to-date increases over prior year. The remaining quarter-to-date and year-to-date increases are primarily attributable to additional fee income from higher volumes of credit and debit card transactions; increases in mortgage servicing revenues due to higher volumes of mortgage loans serviced; and, increases in brokerage revenues.

     Service charges on deposit accounts increased $796 thousand, or 20.0%, to $4.8 million for the 3 months ended September 30, 2003 as compared to $4.0 million for the same period in 2002 and $1.3 million, or 11.2%, to $12.9 million for the nine months ended September 30, 2003 as compared to $11.6 million for the same period in 2002. Quarter-to-date and year-to-date increases over the prior year are primarily due to increases in service fee rates for check processing, account overdraft processing and stopping check payments effective during the second and third quarters of 2003.

     The Company recorded net losses of $1.6 million on sales of investment securities during the three months ended September 30, 2003 as compared to net gains on sales of $2.1 million during the same period in 2002. During the nine months ended September 30, 2003, the Company recorded net losses on sales of investment securities of $86 thousand as compared to net gains on sales of $2.3 million during the same period in 2002. Net investment securities gains and losses were primarily used to offset impairment charges and reversals related to capitalized mortgage servicing rights that were recorded during the same periods.

     Other income primarily includes increases in bank-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of fixed assets. Other income decreased $967 thousand, or 39.6%, to $1.5 million for the three months ended September 30, 2003 as compared to $2.4 million for the same period in 2002 and $184 thousand, or 4.2%, to $4.2 million for the nine months ended September 30, 2003 as compared to $4.4 million for the same period in 2002. Quarter-to-date and year-to-date decreases from prior year are primarily due to a one-time gain of $1.2 million on the sale of a branch banking office recorded in the third quarter of 2002. These decreases were partially offset by increases in revenues related to bank-owned life insurance acquired in August 2002.

     The Company recorded net expense related to other real estate owned (“OREO”) of $10 thousand and $64 thousand, respectively, during the three and nine month periods ended September 30, 2003 as compared to net OREO expense of $14 thousand and net OREO income of $191 thousand, respectively, during the same periods in 2002. Variations in net OREO income or expense during the periods is primarily the result of realized gains or losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions and could fluctuate significantly as economic changes occur in the Company’s market areas.

     Non-interest Expense. Non-interest expense decreased $5.4 million, or 14.6%, to $31.8 million for the three months ended September 30, 2003 as compared to $37.2 million for the same period in 2002. During the nine months ended September 30, 2003, non-interest expense increased $1.5 million, or 1.5%, to $101.8 million as compared to $100.3 million for the same period in 2002. Significant components of the quarter-to-date decrease and year-to-date increase are discussed below:

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; mortgage servicing rights amortization; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses decreased $5.4 million, or 41.1%, to $7.7 million for the three months ended September 30, 2003 as compared to $13.1 million for the same period in 2002 primarily due to fluctuations in impairment charges and reversals related to mortgage servicing rights and long-lived assets pending disposition. During third quarter 2003, the Company recorded impairment reversals related to mortgage servicing rights of $2.6 million, as compared to impairment charges of $2.9 million during the same period in 2002. In addition, the Company recorded impairment charges of $847 thousand related to long-lived assets pending disposition during third quarter 2002. These decreases were partially offset by the establishment of a $475 thousand valuation reserve for declines in the market value of real estate loans held for sale and a $320 thousand fraud loss recorded during third quarter 2003.

     For the nine months ended September 30, 2003, other expenses increased $1.6 million, or 5.4%, to $30.8 million as compared to $29.3 for the same period in 2002. Significant components of the increase include a $1.9 million charge to expense for unamortized debt issuance costs associated with trust preferred securities redeemed in April 2003; additional mortgage servicing rights amortization expense of $1.4 million due to growth and the continuing reassessment of the expected lives of the underlying loans; the establishment of $475 thousand valuation reserve for declines in the market value of real estate loans held for sale; a $320 fraud loss; and, normal inflationary increases. These increases were offset by the reversal of impairment of capitalized mortgage servicing rights. Impairment charges related to capitalized mortgage servicing rights were $131 thousand during the nine months ended September 30, 2003 as compared to $2.7 million during the same period in the prior year.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 35.9% and 36.1% for the nine months ended September 30, 2003 and 2002, respectively. The lower effective income tax rate in the current year is primarily due to an increase in tax exempt interest income as a percentage of income before taxes and additional tax exempt earnings on bank-owned life insurance.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and nine month periods ended September 30, 2003 and 2002.

     Community Banking. Community banking net income increased $1.8 million, or 17.6%, to $12.2 million for the three months ended September 30, 2003 as compared to $10.4 million for the same period in 2002 and $3.2 million, or 10.5%, to $33.8 million for the nine months ended September 30, 2003 as compared to $30.6 million for the same period in 2002. Significant components of the quarter-to-date and year-to-date increases are discussed below.

     Non-interest income decreased $599 thousand, or 4.0%, to $14.2 million for the three months ended September 30, 2003 as compared to $14.8 million for the same period in 2002 primarily due to fluctuations in gains and losses on sales of investment securities and a one-time gain of $1.2 million on the sale of a branch banking office recorded during third quarter 2002. Non-interest income increased $8.5 million, or 23.5%, to $44.8 million for the nine months ended September 30, 2003 as compared to $36.3 million for the same period in 2002 primarily due to increases in revenues from the origination and processing of residential real estate loans held for sale; increases in deposit account service fee rates; higher debit and credit card transaction volumes; increases in the number of mortgage loans serviced; increases in revenues related to bank-owned life insurance; and, higher brokerage revenues.

     Non-interest expense decreased $3.6 million, or 11.0%, to $29.0 million for the three months ended September 30, 2003 as compared to $32.6 million for the same period in 2002 primarily due to fluctuations in the impairment of mortgage servicing rights. During the nine months ended September 30, 2003, non-interest expense increased $3.2 million, or 3.6%, to $92.0 million as compared to $88.8 million for the same period in 2002 primarily due to increases in mortgage servicing rights amortization; the establishment of a valuation reserve for declines in the market value of real estate loans held for sale; a fraud loss; and, normal inflationary increases. These increases were partially offset by lower impairment of capitalized mortgage servicing rights.

     Technology Services. Technology services net income increased $481 thousand, or 61.8%, to $1.3 million for the three months ended September 30, 2003, as compared to $778 thousand for the same period in 2002 and $1.3 million, or 55.7%, to $3.6 million for the nine months ended September 30, 2003, as compared to $2.3 million for the same period in 2002 primarily due to increases in internal data revenues and reductions in repair and maintenance expenses.

     Other. Other net losses decreased $1.2 million, or 41.4%, to $1.6 million for the three months ended September 30, 2003 as compared to $2.8 million for the same period in 2002 and $499 thousand, or 7.1%, to $6.5 million for the nine months ended September 30, 2003 as compared to $7.0 million for the same period in 2002. Decreased losses are primarily due to lower interest expense on reissued trust preferred securities and long-term debt, increases in internal management fees and the write-down of long lived assets pending disposal during the third quarter of 2002. These decreases were partially offset by the write-off of unamortized debt issuance costs associated with trust preferred securities redeemed in April 2003.

FINANCIAL CONDITION

     Loans. Total loans increased $330 million, or 14.7%, to $2,566 million as of September 30, 2003 from $2,237 million as of December 31, 2002. Approximately $35.7 million of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is due to internal growth, primarily in real estate loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $29 million, or 3.7%, to $771 million as of September 30, 2003 from $800 million as of December 31, 2002. During the third quarter of 2003, available-for-sale investment securities were sold to generate losses to offset mortgage servicing impairment reversals recorded during the same period. Proceeds from the sales were used to fund loan growth.

     Premises and Equipment. Premises and equipment increased $16 million, or 16.7%, to $108 million as of September 30, 2003 from $93 million as of December 31, 2002. Approximately 37% of the increase relates to new main frame hardware and software placed into service at the end of second quarter 2003. The remaining increase is primarily due to the acquisition of a bank holding company and its bank subsidiary in January 2003 and the construction or remodel of branch facilities.

     Goodwill. Goodwill increased $5 million, or 13.9%, to $38 million as of September 30, 2003 from $33 million as of December 31, 2002 due to the acquisition of a bank holding company and its bank subsidiary in January 2003.

     Mortgage Servicing Rights. Mortgage servicing rights increased $5 million, or 62.8%, to $14 million as of September 30, 2003 from $8 million as of December 31, 2003. Approximately 50% of the increase is due to the reversal of valuation allowances resulting from a decline in the level of mortgage loan prepayment during the third quarter of 2003. The remaining increase is primarily due to internal growth.

     Deferred Tax Assets. Deferred tax assets increased $3 million, or 84.9%, to $6 million as of September 30, 2003 from $3 million as of December 31, 2002 primarily due to increases in unrealized losses on available-for-sale investment securities.

     Deposits. Total deposits increased $212 million, or 7.3%, to $3,124 million as of September 30, 2003 from $2,912 million as of December 31, 2002. Approximately $41.6 million of the increase is due to the acquisition of a bank holding company and its bank subsidiary in January 2003. The remaining increase is the result of internal growth in both non-interest and interest bearing deposits.

     Repurchase Agreements. In addition to deposits, the Company uses repurchase agreements with primarily commercial depositors as an additional source of funds. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $35 million, or 11.6%, to $335 million as of September 30, 2003 from $300 million as of December 31, 2002.

     Long-term Debt. Long-term debt is comprised principally of fixed rate notes with the Federal Home Loan Bank of Seattle, an unsecured revolving term loan and unsecured subordinated notes. Long-term debt increased $26 million, or 108.9%, to $49 million as of September 30, 2003 from $24 million as of December 31, 2002 primarily due to advances on fixed rate, four and seven-year borrowings from the Federal Home Loan Bank during March and April 2003.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $4 million, or 22.3%, to $21 million as of September 30, 2003 from $17 million as of December 31, 2002 primarily due to increases in the cash surrender value of life insurance resulting from payment of policy loans in September 2003.

     Common Stock. Common stock of $33 million as of September 30, 2003 increased $30 million from $3 million as of December 31, 2002 primarily due to a transfer of retained earnings to common stock during first quarter 2003 and the issuance of Company common stock in partial payment for the acquisition of a bank holding company and its bank subsidiary in January 2003.

ASSET QUALITY

     Non-performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $4 million, or 12.6%, to $30 million as of September 30, 2003 as compared to $34 million as of December 31, 2002. The decrease is primarily due to the matured loans of one commercial borrower in the process of extension at December 31, 2002 and current year paydowns and charge-offs of non-accrual loans outstanding at December 31, 2002.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses increased $290 thousand, or 13.6%, to $2.4 million for the three months ended September 30, 2003 as compared to $2.1 million for the same period in 2002 and $683 thousand, or 10.1%, to $7.4 million for the nine months ended September 30, 2003 as compared to $6.7 million for the same period in 2002. As of September 30, 2003, the allowance for loan losses was $39 million, or 1.51% of total loans, as compared to $36 million, or 1.62% of total loans, at December 31, 2002.

ASSET LIABILITY MANAGEMENT

     The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities that reprice or mature within a given period of time. Management monitors the sensitivity of the net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company’s balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. As of September 30, 2003, the Company’s income simulation models predict net interest income will increase $15.6 million, or 10.3%, over the next twelve months assuming an immediate upward shift in market interest rates of 1.0% and will decrease by $15.5 million, or 10.3%, if market interest rates shift downward in the same manner. Management considers the possibility of interest rates declining by one percent during the next twelve months as highly unlikely. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases and there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

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

     Net cash provided by operating activities, primarily net income, totaled $45 million for the nine months ended September 30, 2003 and 2002. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $299 million for the nine months ended September 30, 2003 as compared to $219 million for the same period in the prior year. The increase in cash used in investing activities is primarily due to significant growth in extensions of credit to customers. Net cash provided by financing activities is primarily generated through changes in customer deposits, borrowings or the issuance of securities or stock. Net cash provided by financing activities totaled $222 million for the nine months ended September 30, 2003 as compared to $224 million for the same period in the prior year. The decrease in cash provided by financing activities is primarily due to slower deposit growth, which was partially offset by increases in long-term debt.

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

CAPITAL RESOURCES

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At September 30, 2003 the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of September 30, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.

DISCLOSURE CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of September 30, 2003, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting subsequent to September 30, 2003 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.	Changes in Securities and Use of Proceeds

	(a)	Not applicable.

	(b)	Not applicable.

	(c)	Sales of Unregistered Securities - During July 2003, the Company issued 1,500 shares of its common stock valued at $69,000 to one of its executive officers. The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

	(d)	Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable or required.

Item 5.	Other Information

Not applicable or required.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

		31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

		31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer

		32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	(b)	A report on Form 8-K dated July 24, 2003 was filed by the Company providing second quarter 2003 performance results and comments on same from Company management.

A report on Form 8-K dated September 25, 2003 was filed by the Company announcing an increase in the quarterly dividend to common shareholders to $0.34 per common share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date October 24, 2003	/s/ THOMAS W. SCOTT

Thomas W. Scott Chief Executive Officer

Date October 24, 2003	/s/ TERRILL R. MOORE

Terrill R. Moore Senior Vice President and Chief Financial Officer