Form 10-K
period 2003-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2004-02-19
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
FORM 10-K

(Mark One)
[ ✓ ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003, or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ✓ ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [ ✓ ] No

The aggregate market value (appraised minority value) of the registrant’s common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2003, was $15,553,382.

The number of shares outstanding of the registrant’s common stock as of January 31, 2004 was 7,908,805.

Documents Incorporated by Reference

The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2004. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I

Item 1. Business

The Company

     First Interstate BancSystem, Inc. (“FIBS” and collectively with its subsidiaries, the “Company”), incorporated in Montana in 1971, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. FIBS is headquartered in Billings, Montana. As of December 31, 2003, the Company had assets of $3.9 billion, deposits of $3.2 billion and total stockholders’ equity of $274 million, making it the largest banking organization in Montana and Wyoming.

     FIBS operates a wholly-owned bank subsidiary, First Interstate Bank (the “Bank”), with 59 banking offices in 31 Montana and Wyoming communities. The Bank, a Montana corporation organized in 1916, delivers a comprehensive range of loan, deposit and investment products and mortgage banking and trust services to meet the needs of individual customers, businesses and municipalities.

     The Company conducts various other financial-related business activities through wholly-owned nonbank subsidiaries. i_Tech Corporation (“i_Tech”) provides technology services to the Bank and other non-affiliated customers in Montana, Wyoming, Idaho, Washington, Oregon, South Dakota and Colorado. Additionally, i_Tech’s ATM network provides processing support for over 2,100 ATM locations in 38 states. First Interstate Statutory Trust (“FIST”), incorporated under Delaware law in 2003, was formed for the exclusive purpose of issuing mandatorily redeemable trust preferred securities and using the proceeds to purchase a junior subordinated debenture issued by FIBS. FI Reinsurance, Ltd. (“FIR”), domiciled in Nevis Island, West Indies, was formed in 2001 to underwrite, as reinsurer, credit-related life and disability insurance.

     The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.

Community Banking Philosophy

     The banking industry continues to experience change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. The Company believes that it can best address this changing environment through its “Strategic Vision.” The Company’s Strategic Vision emphasizes providing its customers full service commercial and consumer banking at a local level using a personalized service approach while improving internal efficiencies and serving and strengthening the communities in which the Bank is located through community service activities.

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

     The Company has centralized certain products and business activities to provide consistent service levels to customers Company-wide, to gain efficiency in management of those products and activities and to ensure regulatory compliance. Centralized products and activities include trust, investment, wire transfer, credit card, technology and escrow services, mortgage servicing and selected operational activities.

Growth Strategy

     The Company’s growth strategy includes growing internally and expanding into new and complementary markets when appropriate opportunities arise. The Company believes it has an infrastructure in place that will allow for growth and provide economies of scale into the future.

     Much of the Company’s growth in recent years has resulted from de novo branch openings. The Company has opened nine new banking offices in Montana and Wyoming since 2000. The Company intends to continue to expand its presence in the Montana and Wyoming markets through the opening of new banking offices.

     In January 2003, the Company acquired Silver Run Bancorporation, Inc. (“SRBI”), a bank holding company with one banking office. At the date of acquisition, SRBI had loans of $36 million and deposits of $42 million. For additional information regarding the acquisition, see “Notes to Consolidated Financial Statements – Acquisitions” included in Part IV, Item 15.

The Bank

     The Company’s banking offices are located in communities of approximately 1,000 to 100,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education and medical services.

Centralized Services

     FIBS provides policy and management direction and specialized staff support services for the Bank to enable it to serve its markets more effectively. These services include credit administration, finance and accounting, human asset management and other support services. Additionally, the Company’s technology subsidiary, i_Tech, provides centralized technology support services to the Bank.

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

     Finance and Accounting. FIBS provides financial and accounting services to the Bank, including establishment of accounting policies and procedures; development and preparation of regulatory and management reports; investment portfolio analysis; and, asset/liability and capital management.

     Human Asset Management. Through its human asset management group, FIBS provides the Bank with personnel and compensation policies; administration of incentive compensation and employee benefit plans; and, assistance in recruitment, hiring and training of Bank employees.

     Other Support Services. FIBS provides other support services for the Bank including legal, compliance, internal auditing, general administration and various other services.

     Technology Services. i_Tech provides technology services to the Bank, including system support of the general ledger, investment security, loan, deposit, web banking, imaging, management reporting and cash management systems. i_Tech also manages the Company’s wide-area network and the ATM network used by the Bank and provides item proof and capture services. These technology services are performed through the use of computer hardware owned by the Bank and leased to i_Tech and software licensed by i_Tech.

Lending Activities

     FIBS has comprehensive credit policies establishing Company-wide underwriting and documentation standards to assist Bank management in the lending process and limit risk to the Company. The credit policies establish lending authorities based on the experience level and authority of the personnel located in each branch and market. The policies also establish thresholds at which loan requests must be approved by the Company’s credit committee and/or the Bank’s board of directors.

     The Bank offers short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in its market areas. While each loan must meet minimum underwriting standards established in the Company’s credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

     Real Estate Loans. The Bank provides interim and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. The Bank originates variable and fixed rate real estate mortgages, generally in accordance with the guidelines of Fannie Mae and Federal Home Loan Mortgage Corporation. Loans originated in accordance with these guidelines are generally sold in the secondary market. Real estate loans not sold in the secondary market are typically secured by first liens on the financed property and generally mature in less than 15 years.

     Consumer Loans. The Bank’s consumer loans include personal loans, credit card loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in the Company’s market areas. Equity lines of credit are generally floating rate and are secured by real property. Approximately 53% of the Company’s consumer loans are indirect dealer paper that is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers.

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

Funding Sources

     The Bank offers traditional depository products including checking, savings and time deposits. Additional funding sources include federal funds purchased for one day periods; repurchase agreements with primarily commercial depositors; time deposits brokered outside the Company’s market areas; and, short-term borrowings from the Federal Home Loan Bank of Seattle (“FHLB”). Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits.

     Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment securities at a specified time or on demand. The Company does not, however, physically transfer the investment securities. As of December 31, 2003, all outstanding repurchase agreements were due in one day.

     For additional information on the Banks’ funding sources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Other Borrowed Funds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Federal Funds Sold and Securities Sold Under Repurchase Agreements,” included in Part II, Item 7.

Competition

     Commercial banking is highly competitive. The Bank competes with other commercial banks for deposits, loans and trust accounts and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, the Bank competes with other institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.

     While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech’s competitors vary in size and include national, regional and local operations.

Employees

     At December 31, 2003, the Company employed 1,617 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

     Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), FIBS, as a financial holding company, may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally. In most circumstances, FIBS must notify the Federal Reserve of its financial activities within a specified time period following its initial engagement in each business or activity. If the type of proposed business or activity has not been previously determined by the Federal Reserve to be financially related or incidental to financial activities, FIBS must receive the prior approval of the Federal Reserve before engaging in the activity.

     FIBS may engage in authorized financial activities provided that it remains a financial holding company and meets certain regulatory standards of being well-capitalized and well-managed. If FIBS fails to meet the well-capitalized or well-managed regulatory standards, it may be required to cease its financial holding company activities or, in certain circumstances, to divest of the Bank. FIBS does not currently engage in significant financial holding company businesses or activities not otherwise permitted to bank holding companies generally.

     Under the GLB Act, if FIBS engages in certain financial activities currently authorized to financial holding companies generally, FIBS, or its affiliates, may become subject to additional laws and regulations relating to the particular activity, such as certain state and federal securities laws and regulations. FIBS may also become subject to supervision or examination by additional regulatory authorities granted regulatory authority over the activity under the GLB Act, such as the Securities and Exchange Commission (“SEC”) or state securities regulatory authorities.

The Bank

     The Bank is subject to numerous laws and regulations generally applicable to financial institutions and financial services. The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of the permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with the various laws and regulations and the collection and retention of information.

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

     The FDIC insures the deposits of the Bank in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See “Premiums for Deposit Insurance” herein. The Bank is subject to the Federal Deposit Insurance Act and FDIC regulations relating to the deposit insurance.

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

     Financial and other transactions between the Bank and FIBS or any FIBS affiliate are also limited under applicable state and federal law. Among other things, the Bank may not lend funds to, or otherwise extend credit to or for the benefit of, FIBS or FIBS affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. In addition, the Federal Reserve has authority to define and limit, from time to time, the transactions between banks and their affiliates. The Federal Reserve issued Regulation W, which became effective April 1, 2003. Regulation W imposes significant additional limitations on transactions in which the Bank may engage with FIBS or FIBS affiliates in addition to the limits under the federal statutes.

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

     From time to time, legislation is enacted which has the effect of imposing additional operating restrictions and increasing the cost of doing business, as has been the case with recently enacted laws regarding anti-terrorism and consumer privacy. New legislation may also limit or expand permissible activities or affect the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of major legislative changes and the impact such changes might have on FIBS or the Bank are impossible to predict.

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

     At December 31, 2003, the Bank and FIBS each met the “well-capitalized” requirements applicable to the respective institution. The “well-capitalized” standard is the highest level of the minimum capital requirements established by the federal agencies. Neither the Bank nor FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies generally.

     For more information concerning the capital ratios of FIBS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources” and “Notes to Consolidated Financial Statements – Regulatory Capital” included in Part IV, Item 15.

Compliance and Safety and Soundness Standards

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

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

Risk Factors

Asset Quality

     A significant source of risk for the Company arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. These loans may be unsecured or secured, depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property which may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company’s credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business – Lending Activities.”

Interest Rate Risk

     Banking companies’ earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Interest Rate Risk Management.”

Changes in the Value of Goodwill, Other Intangible Assets and Mortgage Servicing Assets

          The Company had goodwill of $37.6 million, other intangible assets of $3.4 million and net mortgage servicing assets of $14.4 million as of December 31, 2003. Under current accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred. The capitalized value of other intangible assets is amortized to earnings over their estimated lives. The capitalized value of net mortgage servicing assets is amortized to earnings over the period of estimated servicing income. Other intangible assets and mortgage servicing assets are also subject to periodic impairment reviews. If these assets are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. For additional information regarding goodwill, other intangible assets and mortgage servicing assets, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.

Breach of Information Security and Technology Dependence

     The Company depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company’s wholly-owned subsidiary, i_Tech, provides technology services to the Bank and other non-affiliated customers. In addition, the Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Dependence on Key Personnel

     The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives or directors, including Thomas W. Scott, Chairman of the Board of Directors, Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, or Ed Garding, Executive Vice President and Chief Credit Officer, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See Part III, Item 10, “Directors and Executive Officers of Registrant.”

Competition

     National competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. Moreover, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the GLB Act have increased competition in the financial services industry generally and in the Bank’s markets, including competition from larger, multi-state financial holding companies and their bank and nonbank affiliates. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business – Competition” and “Business – Regulation and Supervision.”

Government Regulation and Monetary Policy

     The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business – Regulation and Supervision.”

Control by Affiliates

     The directors and executive officers of the Company beneficially own 63.0% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns 78.6% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company’s business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.6% without such restrictions. FIBS has a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. During 2003, the Company repurchased 18,011 shares of its unrestricted stock from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. (“Savings Plan”) and 48,961 shares of its restricted stock from shareholders. All shares were repurchased at the most recent minority appraised value at the repurchase date.

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

     FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (2001-2003), FIBS repurchased a total of 252,262 shares of common stock, 191,248 of which were restricted by shareholder agreements. FIBS repurchased the stock at the most recent appraised minority value at the repurchase date, in accordance with the shareholder agreements. FIBS’s repurchases of stock are subject to corporate law and regulatory restrictions that could prevent stock repurchases. See also Part II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Website Access to United States Securities and Exchange Commission Filings

     All reports filed electronically by the Company with the SEC, including the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, are accessible at no cost through the Company’s website at www.firstinterstatebank.com. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2. Properties

     The Company is the anchor tenant in a commercial building in which the Company’s principal executive offices are located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of the two partners, owning a 50% interest in the partnership. As of December 31, 2003, the Company leased approximately 68,879 square feet of space for operations in the building. The Company also leases space for operations, technology services and 24 banking offices in 32 buildings. All other banking offices are located in Company-owned facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of FIBS Capital Stock

     The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,912,699 shares were outstanding as of December 31, 2003, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2003.

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

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.6% held by 16 shareholders without such restrictions, including the Company’s 401(k) plan which holds 77.6% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Lack of Trading Market; Market Prices.”

     Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking, are as follows:

Appraised
Valuation As Of	Minority Value

December 31, 2001	$43.00
March 31, 2002	44.00
June 30, 2002	45.00
September 30, 2002	45.00
December 31, 2002	46.00
March 31, 2003	46.00
June 30, 2003	47.00
September 30, 2003	49.50
December 31, 2003	Valuation currently in process

     As of December 31, 2003, options for 691,931 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $12.40 to $46.00. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2003 would be $29.4 million, or a weighted average exercise price of $42.55 per share.

     Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to shareholder’s agreements:

•	Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder’s agreement (“Scott Agreement”). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS’s approval, to the Company’s officers, directors, advisory directors or to the Company’s Savings Plan.

•	Shareholders of the Company who are not Scott family members, with the exception of 16 shareholders who own an aggregate of 680,361 shares of unrestricted stock, are subject to shareholder’s agreements (“Shareholder Agreements”). Stock subject to the Shareholder Agreements may not be sold or transferred without triggering the Company’s option to acquire the stock in accordance with the terms of the Shareholder Agreements. In addition, the Shareholder Agreements grant the Company the right to repurchase all or some of the stock under certain conditions.

     Purchases of FIBS common stock made through the Company’s Savings Plan are not restricted by Shareholder Agreements, due to requirements of Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. However, since the Savings Plan does not allow distributions “in kind,” any distributions from an employee’s account in the Savings Plan will allow, and may require, the Financial Services Group of the Bank (the “Plan Trustee”), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is likely that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

     There are 613 record shareholders of FIBS as of December 31, 2003, including the Company’s Savings Plan as trustee for 527,969 shares held on behalf of 1,087 individual participants in the plan. Of such participants, 291 individuals also own shares of FIBS stock outside of the plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

     It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter. The dividend amount is periodically set by the FIBS Board of Directors. The FIBS Board of Directors has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

     Historical quarterly dividends for 2002 and 2003 are as follows:

	Month
	Declared	Amount	Total Cash
Quarter	and Paid	Per Share	Dividend

1st quarter 2002	April 2002	$.34	$2,658,284
2nd quarter 2002	July 2002	.33	2,574,850
3rd quarter 2002	October 2002	.32	2,497,924
4th quarter 2002	January 2003	.34	2,651,914
1st quarter 2003	April 2003	.32	2,517,307
2nd quarter 2003	July 2003	.32	2,512,213
3rd quarter 2003	October 2003	.34	2,688,626
4th quarter 2003	January 2004	.34	2,689,818

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003, regarding the Company’s equity compensation plans.

Equity Compensation Plans

	Number of Securities		Number of Securities
	To be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans not approved by shareholders(2)	1,700	$14.80	—
Equity compensation plans approved by shareholders(2)	690,231	$42.62	787,494

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents stock options pursuant to the Company’s 2001 Stock Option Plan and the Stock Option and Stock Appreciation Rights Plan. See “Notes to Consolidated Financial Statements – Employee Benefit Plans” included in Part IV, Item 15.

Sales of Unregistered Securities

     During 2003, the Company issued 3,591 unregistered shares of its common stock to 62 senior officers valued at an aggregate of $161,595 as part of the incentive bonuses paid to them. These issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemption from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933. Also during 2003, the Company issued 1,500 unregistered shares of its common stock to Lyle R. Knight, the Company’s President and then Chief Operating Officer, for $46.00 per share, the minority appraised value of the common stock on the date of issuance. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2003 and 2002 and its results of operations for the fiscal years ended December 31, 2003, 2002 and 2001, has been derived from the consolidated financial statements of the Company included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto.

Five Year Summary
(Dollars in thousands except share and per share data)

Years ended December 31,	2003	2002	2001(1)	2000(1)	1999(1)

Operating Data:
Interest income	$189,258	201,306	219,025	211,797	183,362
Interest expense	48,614	65,459	93,984	101,789	83,015
Net interest income	140,644	135,847	125,041	110,008	100,347
Provision for loan losses	9,852	9,191	7,843	5,280	3,563
Net interest income after provision for loan losses	130,792	126,656	117,198	104,728	96,784
Noninterest income	70,152	60,901	52,135	44,151	37,676
Noninterest expense	137,925	133,816	120,249	101,323	91,503

Income before income taxes	63,019	53,741	49,084	47,556	42,957
Income tax expense	22,267	19,247	17,901	17,176	15,229

Net income	$40,752	34,494	31,183	30,380	27,728

Basic earnings per common share	$5.18	4.41	3.97	3.83	3.48
Diluted earnings per common share	5.15	4.41	3.94	3.78	3.42
Dividends per common share	1.32	1.29	1.18	1.11	1.07
Weighted average common shares outstanding - diluted	7,909,947	7,830,429	7,921,694	8,044,531	8,111,316

Ratios:
Return on average assets	1.09%	1.03	1.01	1.10	1.09
Return on average common stockholders’ equity	15.79	14.86	14.89	16.81	16.60
Average stockholders’ equity to average assets	6.93	6.91	6.80	6.52	6.58
Net interest margin	4.37	4.66	4.66	4.59	4.54
Net interest spread	4.14	4.33	4.11	4.00	3.97
Common stock dividend payout ratio(2)	25.48	29.25	29.72	28.98	30.75

Balance Sheet Data at Year End:
Total assets	$3,879,744	3,558,968	3,278,850	2,933,262	2,612,663
Loans	2,554,899	2,236,550	2,122,102	1,972,323	1,722,961
Allowance for loan losses	38,940	36,309	34,091	32,820	29,599
Investment securities	799,587	799,292	693,178	613,708	578,647
Deposits	3,156,721	2,911,847	2,672,747	2,365,225	2,118,183
Other borrowed funds	7,137	7,970	8,095	11,138	41,875
Long-term debt	47,590	23,645	34,331	37,000	23,394
Trust preferred securities	—	40,000	40,000	40,000	40,000
Subordinated debenture held by deconsolidated subsidiary trust	41,238	—	—	—	—
Stockholders’ equity	274,226	243,854	222,069	197,986	173,638

Five Year Summary
(Dollars in thousands except share and per share data)

Years ended December 31,	2003	2002	2001(1)	2000(1)	1999(1)

Asset Quality Ratios at Year End:
Nonperforming assets to total loans and other real estate owned (“OREO”)(3)	1.30%	1.51	1.22	1.48	1.80
Allowance for loan losses to total loans	1.52	1.62	1.61	1.66	1.72
Allowance for loan losses to nonperforming loans(4)	124.53	109.23	133.83	124.88	100.22
Net charge-offs to average loans	0.31	0.32	0.32	0.17	0.27

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	9.30%	9.17	8.73	8.55	9.62
Total risk-based capital	10.64	10.62	10.33	10.36	11.69
Leverage ratio	7.13	6.90	6.77	6.78	7.15

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated useful life. Selected financial data for 2001, 2000 and 1999 have not been restated to reflect the nonamortization provisions of SFAS No. 142. Goodwill amortization expense, net of income tax benefit, was $1.9 million, $1.7 million and $1.4 million in 2001, 2000 and 1999, respectively. For additional information regarding the effect of adoption of SFAS No. 142, see “Notes to Consolidated Financial Statements – Goodwill” included in Part IV, Item 15.

(2)	Dividends per common share divided by basic earnings per common share.

(3)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(4)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and, other factors referenced in this document, including, without limitation, information under the caption “Business – Risk Factors” in Part I, Item 1. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company has identified two policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using difference assumptions. These policies relate to the allowance for loan losses and the valuation of mortgage servicing assets.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Business – Risk Factors – Asset Quality” included in Part I, Item 1; and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

     Mortgage servicing assets are initially recorded at fair value and are amortized in proportion to and over the period of estimated servicing income. The Company utilizes the expertise of a third party consultant to evaluate mortgage servicing assets for impairment. In evaluating the mortgage servicing assets, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the modeling techniques and assumptions used by the consultant are reasonable. Determining the value of mortgage servicing assets is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional information regarding mortgage servicing assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Servicing Assets.”

Financial Overview

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

Results of Operations

     Increases in the Company’s earnings during recent years have been effected through a successful combination of acquisitions and internal growth. Internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company’s internal growth has largely been accomplished through a combination of effective offering and promotion of competitively priced products and services and the opening of several de novo banking offices. Net income was $40.8 million, or $5.15 per diluted share, in 2003 as compared to $34.5 million, or $4.41 per diluted share, in 2002 and $31.2 million, or $3.94 per diluted share, in 2001.

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

Average Balance Sheets, Yields and Rates

	Years Ended December 31,

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans(1)(2)	$2,448,386	159,500	6.51%	$2,186,905	164,021	7.50%	$2,056,179	181,744	8.84%
U.S. and agency securities	679,064	25,347	3.73	563,686	30,741	5.45	444,462	27,067	6.09
Federal funds sold	49,823	545	1.09	79,666	1,327	1.67	72,368	2,709	3.74
Other securities and trading assets	19,170	540	2.82	43,970	1,890	4.30	75,983	4,343	5.72
Tax exempt securities(2)	88,913	6,236	7.01	82,948	6,008	7.24	79,380	5,747	7.24
Interest bearing deposits in banks	1,272	19	1.49	19,686	306	1.55	20,014	466	2.33

Total interest earning assets	3,286,628	192,187	5.85	2,976,861	204,293	6.86	2,748,386	222,076	8.08
Noninterest earning assets	436,866			384,254			331,719

Total assets	$3,723,494			$3,361,115			$3,080,105

Interest bearing liabilities:
Demand deposits	$534,070	1,697	0.32%	$480,499	3,686	0.77%	$403,285	5,421	1.34%
Savings deposits	820,762	6,512	0.79	739,079	11,039	1.49	640,101	18,654	2.91
Time deposits	1,058,793	33,178	3.13	1,027,378	41,526	4.04	990,616	55,567	5.61
Borrowings(3)	324,754	2,325	0.72	266,225	3,634	1.37	250,306	7,969	3.18
Long-term debt	48,869	2,374	4.86	30,744	2,045	6.65	41,032	2,844	6.93
Subordinated debenture held by deconsolidated subsidiary trust	31,748	1,436	4.52	—	—	—	—	—	—
Trust preferred securities	12,384	1,092	8.82	40,000	3,529	8.82	40,000	3,529	8.82

Total interest bearing liabilities	2,831,380	48,614	1.71	2,583,925	65,459	2.53	2,365,340	93,984	3.97

Noninterest bearing deposits	600,276			511,803			471,798
Other noninterest bearing liabilities	33,796			33,292			33,551
Stockholders’ equity	258,042			232,095			209,416

Total liabilities and stockholders’ equity	$3,723,494			$3,361,115			$3,080,105

Net FTE interest income		$143,573			$138,834			$128,092
Less FTE adjustments(2)		(2,929)			(2,987)			(3,051)

Net interest income per consolidated statements of income		$140,644			$135,847			$125,041

Interest rate spread			4.14%			4.33%			4.11%

Net FTE yield on interest earning assets(4)			4.37%			4.66%			4.66%

(1)	Average loan balances include nonaccrual loans.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent basis.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net FTE yield on interest earning assets during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income on a fully-taxable equivalent (“FTE”) basis increased 3.4% to $143.6 million in 2003 from $138.8 million in 2002 primarily due to loan and deposit growth. The net yield on interest earning assets of 4.37% in 2003 decreased 29 basis points from 4.66% in 2002 primarily due to decreases in the spread between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities. In addition, historically low interest rates have led to significant prepayments of higher yielding investment securities, which have been redeployed at current market rates.

     Net FTE interest income increased 8.4% to $138.8 million in 2002 from $128.1 million in 2001 primarily due to loan and deposit growth combined with increases in the spread between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities. The net yield on interest earning assets remained stable at 4.66% in 2002 and 2001.

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

Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	December 31, 2003			December 31, 2002			December 31, 2001
	compared with			compared with			compared with
	December 31, 2002			December 31, 2001			December 31, 2000

Year ended	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$19,611	(24,132)	(4,521)	11,555	(29,278)	(17,723)	18,105	(13,103)	5,002
U.S. and agency securities	6,292	(11,686)	(5,394)	7,261	(3,587)	3,674	1,881	(623)	1,258
Federal funds sold	(497)	(285)	(782)	273	(1,655)	(1,382)	3,386	(2,077)	1,309
Other securities and trading assets(3)	(1,066)	(284)	(1,350)	(1,830)	(623)	(2,453)	(119)	(452)	(571)
Tax exempt securities(1) (3)	432	(204)	228	258	3	261	115	15	130
Interest bearing deposits in banks	(286)	(1)	(287)	(8)	(152)	(160)	1,254	(900)	354

Total change	24,486	(36,592)	(12,106)	17,509	(35,292)	(17,783)	24,622	(17,140)	7,482

Interest bearing liabilities:
Demand deposits	411	(2,400)	(1,989)	1,038	(2,773)	(1,735)	653	(2,193)	(1,540)
Savings deposits	1,220	(5,747)	(4,527)	2,884	(10,499)	(7,615)	3,356	(7,172)	(3,816)
Time deposits	1,270	(9,618)	(8,348)	2,062	(16,103)	(14,041)	6,620	(1,827)	4,793
Borrowings(2)	799	(2,108)	(1,309)	507	(4,842)	(4,335)	(1,583)	(5,973)	(7,556)
Long-term debt	1,206	(877)	329	(713)	(86)	(799)	787	(473)	314
Subordinated debenture held by deconsolidated subsidiary trust	1,436	—	1,436	—	—	—	—	—	—
Trust preferred securities	(2,437)	—	(2,437)	—	—	—	—	—	—

Total change	3,905	(20,750)	(16,845)	5,778	(34,303)	(28,525)	9,833	(17,638)	(7,805)

Increase (decrease) in FTE net interest income (1)	$20,581	(15,842)	4,739	11,731	(989)	10,742	14,789	498	15,287

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

(3)	Held-to-maturity investment securities are presented at amortized cost.

Provision for Loan Losses

     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at assessed levels. Periodically, provisions are made for loans, or groups of loans, where the probable loss can be identified and reasonably determined, while the balance of the provision for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Policies” herein.

     The provision for loan losses increased 7.2% to $9.9 million in 2003 from $9.2 million in 2002 primarily due to the application of historical loan loss rates to loan portfolio gradings and management’s assessment of risk associated with higher levels of criticized loans, current economic conditions in the agriculture and hotel/motel market sectors and the detection of potentially damaging livestock disease in the Company’s market areas. The provision for loan losses increased 17.2% to $9.2 million in 2002 from $7.8 million in 2001 primarily due to increases in problem loans, softening economic conditions in the Company’s market areas and slowing regional and national economies.

Noninterest Income

     Principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income increased 15.2% to $70.2 million in 2003 from $60.9 million in 2002 and 16.8% to $60.9 million in 2002 from $52.1 million in 2001. Increases in noninterest income are a function of changes in each of the principal categories, as discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on real estate loans held for sale; mortgage servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees increased 44.2% to $30.5 million in 2003 from $21.1 million in 2002 and 25.7% to $21.1 million in 2002 from $16.8 million in 2001. Fueled by historically low residential lending rates, revenues from the origination and sale of residential real estate loans account for approximately 63% of the 2003 and 2002 increases over the previous year. The remaining increases in 2003 and 2002 are primarily attributable to additional fee income from higher volumes of credit and debit card transactions; increases in mortgage servicing revenues due to higher volumes of mortgage loans serviced; and, increases in brokerage revenues.

     Services charges on deposit accounts increased 11.9% to $17.6 million in 2003 from $15.7 million in 2002 primarily due to increases in service fee rates for account overdraft processing and check stop payments effective during the second and third quarters of 2003. Additionally, the current low interest rate environment has reduced earnings credits on business checking deposit accounts resulting in increased check processing revenues in 2003 as compared to 2002. Services charges on deposit accounts increased 7.6% to $15.7 million in 2002 from $14.6 million in 2001 primarily due to increases in business checking account fees.

     Technology services revenues increased 4.1% to $11.5 million in 2003 from $11.0 in 2002 primarily due to higher ATM transaction volumes. Technology services revenues increased 7.7% to $11.0 million in 2002 from $10.2 million in 2001 primarily due to additional products provided to existing core data and item processing customers, the implementation of new item processing pricing schedules and higher ATM transaction volumes.

     Revenues from fiduciary activities are largely dependent on the fair value of assets under trust management. Revenues from fiduciary activities increased 9.1% to $5.1 million in 2003 from $4.7 million in 2002 primarily due to increases in the market value of underlying assets. Revenues from fiduciary activities of $4.7 million in 2002 were flat as compared to 2001.

     Other income primarily includes increases in bank-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of fixed assets. Exclusive of a one-time gain of $1.2 million on the sale of a branch banking office recorded in third quarter 2002, other income increased 26.7% to $5.6 million in 2003 from $4.4 million in 2002. This increase is principally due to a full year of revenues from bank-owned life insurance acquired in August 2002.

     Exclusive of one-time reinsurance revenues of $1.3 million (offset by corresponding one-time charges of $1.1 million recorded in other expense), other income increased 27.4% to $5.6 million in 2002 as compared to 2001 primarily due to a $1.2 million gain on the sale of net assets of a banking office and increases in the cash surrender value of life insurance resulting from the third quarter 2002 purchase of $50 million of bank-owned life insurance.

     The Company recorded net losses of $75,000 on sales of investment securities during 2003 as compared to net gains on sales of $2.5 million in 2002 and $145,000 in 2001. Net investment securities gains and losses were primarily used to offset impairment charges and reversals related to capitalized mortgage servicing assets recorded during the same periods.

     The Company recorded net OREO expense of $93,000 in 2003 as compared to net OREO income of $179,000 in 2002 and net OREO expense of $130,000 in 2001. Variations in net OREO income or expense during the periods is primarily the result of fluctuations in gains and losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions and could vary significantly should an unfavorable shift occur in the economic conditions of the Company’s markets.

Noninterest Expense

     Noninterest expense increased 3.1% to $137.9 million in 2003 from $133.8 million in 2002 and 11.3% to 133.8 million in 2002 from $120.2 million in 2001. Significant components of these increases are discussed below.

     Exclusive of the deferral of salary, wage and benefit expense associated with the origination of loans, salaries, wages and employee benefits expenses increased 11.2% to $77.8 million in 2003 from $70.0 million in 2002 and 13.6% to $70.0 million in 2002 from $61.6 million in 2001 primarily due to inflationary wage increases and higher staffing levels to support internal growth and new branch banking offices opened or acquired. Increases in 2002 as compared to 2001 were partially offset by a $473,000 decrease in compensation expense related to outstanding stock options.

     Occupancy expense increased 2.3% to $10.8 million in 2003 from $10.6 million in 2002 primarily due to higher depreciation and maintenance expense associated with the upgrade of existing facilities. Occupancy expense increased 10.4% to $10.6 million in 2002 from $9.6 million in 2001 primarily due to additional rent expense associated with internal growth and higher maintenance and repair expenses associated with upgrades of existing facilities.

     Furniture and equipment expense decreased less than 1.0% to $13.1 million in 2003 from $13.2 million in 2002 primarily due to decreases in maintenance expense. Furniture and equipment expense increased 7.4% to $13.2 million in 2002 from $12.3 million in 2001 primarily due to depreciation and maintenance expenses associated with the upgrade of existing facilities, the addition of new facilities and technology upgrades.

     FDIC insurance premiums were $468,000 in 2003, $456,000 in 2002 and $442,000 in 2001. FDIC insurance rates in 2003, 2002 and 2001 reflect the Company’s well-capitalized rating.

     Core deposit intangibles amortization expense decreased 4.9% to $1.2 million in 2003 from $1.3 million in 2002 and 10.7% to $1.3 million in 2002 from $1.4 million in 2001 primarily due to scheduled decreases based on the Company’s amortization method.

     Other expenses primarily include advertising and public relations costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; mortgage servicing assets amortization expense; and, impairment charges or reversals related to capitalized mortgage servicing assets and long-lived assets pending disposition. Other expenses increased 5.9% to $42.3 million in 2003 from $40.0 million in 2002. During 2003, the Company recorded a $1.9 million charge to expense for unamortized debt issuance costs associated with trust preferred securities redeemed in April 2003 and additional amortization expense of $1.2 million on capitalized mortgage servicing assets due to growth and continuing reassessment of expected prepayments of the underlying loans. In addition, during 2003 the Company recorded fraud losses of $561,000, accrued $400,000 for a building repair and incurred additional loan costs of $642,000 that were not passed through to customers. These increases were partially offset by fluctuations in impairment charges related to capitalized mortgage servicing assets and long-lived assets pending disposition. The Company recorded impairment charges related to capitalized mortgage servicing assets of $1.0 million in 2003 as compared to $2.8 million in 2002. Additionally, during 2002 the Company recorded impairment charges of $1.3 million on equipment disposed of in 2003.

     Exclusive of one-time reinsurance expenses of $1.1 million recorded in 2001, other expenses increased 26.3% to $40.0 million in 2002 as compared to 2001. During 2002, the Company recorded impairment of $2.8 million on mortgage servicing assets and accelerated amortization on the remaining mortgage servicing rights resulting in additional amortization expense of $1.6 million. In addition, the Company recorded impairment charges of $1.3 million on equipment pending disposition. The remaining increase in 2002 as compared to 2001 is primarily due to higher public relation, donation, travel and unreimbursed loan expenses combined with normal inflationary expense increases.

Income Tax Expense

     The Company’s effective federal tax rate was 29.8% for the years ended December 31, 2003 and 2002 and 30.7% for the year ended December 31, 2001. State income tax applies only to pretax earnings of entities operating within Montana, Colorado and Idaho. The Company’s effective state tax rate was 5.6%, 6.1% and 5.8% for years ended December 31, 2003, 2002 and 2001, respectively.

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

     For additional information regarding the Company’s business lines, see “Notes to Consolidated Financial Statements – Business Line Reporting” included in Part IV, Item 15.

     The following table summarizes net income (loss) by line of business for the years indicated:

Business Line Results

	Net Income (Loss)

Year ended December 31,	2003	2002	2001

Community Banking	$44,255	40,645	37,673
Technology Services	4,410	3,167	3,050
Other	(7,913)	(9,318)	(9,540)

Consolidated	$40,752	34,494	31,183

     Community Banking net income increased 8.9% to $44.3 million in 2003 from $40.6 million in 2002 primarily due to growth in net interest income; higher revenues from the origination, sale and servicing of residential real estate loans; and, increases in service charges on deposit accounts due to service fee rate increases implemented in 2003. In addition, impairment charges related to capitalized mortgage servicing assets decreased to $1.0 million in 2003 as compared to $2.8 million in 2002. These increases in net income were partially offset by additional amortization expense related to capitalized mortgage servicing assets of $1.2 million, fraud losses of $571,000; a $400,000 expense accrual for building repairs; increases of $699,000 in the provision for loan losses; and, inflationary increases in other operating expenses. In addition, Community Banking recorded losses on the sale of investment securities of $75,000 in 2003 as compared to gains of $2.5 million in 2002.

     Community Banking net income increased 7.9% to $40.6 million in 2002 from $37.7 million in 2001 primarily due to internal growth in net interest income and increases in revenues from the origination and sale of residential real estate loans. Additionally, Community Banking recorded gains of $2.3 million on sales of investment securities and $1.2 million on the sale of the net assets of a banking office. Increases in net interest and noninterest income were partially offset by increases in provision for loan losses of $1.7 million, recognition of impairment of $2.8 million on capitalized mortgage servicing rights and an acceleration in amortization of remaining mortgage servicing rights of $1.6 million. In addition, salary and benefits, occupancy, furniture and equipment and other expenses increased in 2002 primarily due to inflation and additional costs associated with internal growth. Expense increases were partially offset by the discontinuation of amortization of goodwill.

     Technology Services net income increased 39.2% to $4.4 million in 2003 from $3.2 million in 2002 primarily due to increases in core data processing revenues from affiliates. Technology Services net income increased 3.8% to $3.2 million in 2002 from $3.1 million in 2001 primarily due to increases in core data processing revenues and higher ATM transaction volumes. These increases were partially offset by decreases in interest income, inflationary expense increases and higher travel expense.

     Other includes the net funding cost of FIBS, compensation expense or benefit related to stock-based employee compensation, the operating results of nonbank subsidiaries except i_Tech and intercompany eliminations. Other net losses decreased 15.1% to $7.9 million in 2003 from $9.3 million in 2002 primarily due to lower interest expense on long-term debt and a subordinated debenture/trust preferred securities reissued in 2003, increases in management fees from affiliates and the write-down of long-lived assets pending disposal during the third quarter of 2002. These decreases were partially offset by the write-off of $1.9 million of unamortized debt issuance costs associated with trust preferred securities redeemed in April 2003.

     Other net losses decreased 2.3% to $9.3 million in 2002 from $9.5 million in 2001 primarily due to decreases in interest expense on long-term debt, lower provisions for loan losses and decreases in compensation expense related to outstanding stock options. These cost savings were partially offset by impairment charges of $1.3 million related to equipment pending disposition.

Financial Condition

     Total assets increased 9.0% to $3,880 million as of December 31, 2003 from $3,559 million as of December 31, 2002 primarily due to internal growth in loans. Asset growth was primarily funded by increases in customer deposits.

Loans

     Total loans increased 14.2% to $2,555 million as of December 31, 2003 from $2,237 million as of December 31, 2002. Approximately $35.7 million of the increase is due to the acquisition of a bank holding company and its bank subsidiary during 2003. The remaining increase is due to internal growth, primarily in loans secured by commercial real estate and construction loans. Total loans increased 5.4% to $2,237 million as of December 31, 2002 from $2,122 million as of December 31, 2001. Loan growth in 2003 and 2002 is primarily the result of expansion in the Company’s market presence through a combination of marketing activities and branch openings.

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

     The following table presents the composition of the Company’s loan portfolio as of the dates indicated:

Loans Outstanding

	As of December 31,

(Dollars in thousands)	2003	Percent	2002	Percent	2001

Loans
Real estate	$1,497,199	58.6%	$1,214,730	54.3%	$1,101,294
Consumer	491,938	19.3	470,668	21.0	483,636
Commercial	480,725	18.8	460,536	20.6	434,330
Agricultural	82,634	3.2	87,144	3.9	95,513
Other loans	2,403	0.1	3,472	0.2	7,329

Total loans	2,554,899	100.0%	2,236,550	100.0%	2,122,102

Less allowance for loan losses	38,940		36,309		34,091

Net loans	$2,515,959		$2,200,241		$2,088,011

Ratio of allowance to total loans	1.52%		1.62%		1.61%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of December 31,

(Dollars in thousands)	Percent	2000	Percent	1999	Percent

Loans
Real estate	51.9%	$954,933	48.5%	$806,320	46.8%
Consumer	22.8	495,445	25.1	463,414	26.9
Commercial	20.5	420,706	21.3	344,371	20.0
Agricultural	4.5	95,387	4.8	106,887	6.2
Other loans	0.3	5,852	0.3	1,969	0.1

Total loans	100.0%	1,972,323	100.0%	1,722,961	100.0%

Less allowance for loan losses		32,820		29,599

Net loans		$1,939,503		$1,693,362

Ratio of allowance to total loans		1.66%		1.72%

     The following table presents the maturity distribution of the Company’s loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2003:

Maturities and Interest Rate Sensitivities

	Within	One Year to	After
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Real estate	$634,176	571,800	291,223	1,497,199
Consumer	257,343	220,861	13,734	491,938
Commercial	412,017	59,919	8,789	480,725
Agricultural	76,779	5,549	306	82,634
Other loans	2,403	—	—	2,403

	$1,382,718	858,129	314,052	2,554,899

Loans at fixed interest rates	$584,979	675,903	128,755	1,389,637
Loans at variable interest rates	773,492	182,226	185,297	1,141,015
Nonaccrual loans	24,247	—	—	24,247

	$1,382,718	858,129	314,052	2,554,899

     For additional information concerning the Company’s loan portfolio and its credit administration policies, see Part I, Item 1, “Business — Lending Activities.”

Investment Securities

     The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of mortgage-backed securities, U.S. government agency securities, tax exempt securities, corporate securities and mutual funds. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

     Investment securities increased less than 1% to $800 million as of December 31, 2003 from $799 million as of December 31, 2002. During 2003, available-for-sale investment securities were sold to offset mortgage servicing asset impairment adjustments recorded during the same period. Proceeds from investment security sales and prepayments of mortgage-backed securities were used to fund loan growth or were reinvested in securities. Investment securities increased 15.3% to $799 million as of December 31, 2002 from $693 million as of December 31, 2001 primarily due to investment of funds generated through internal deposit growth.

     The following table sets forth the book value, percentage of total investment securities and average yield for the Company’s investment securities as of December 31, 2003:

Securities Maturities and Yield

		% of Total	Weighted
	Book	Investment	Average
(Dollars in thousands)	Value	Securities	Yield(1)

U.S. Government agency securities
Maturing within one year	$60	0.0%	4.39%
Maturing in one to five years	240,955	30.2	2.90
Maturing in five to ten years	66	0.0	5.28

Mark-to-market adjustments on securities available-for-sale	(31)

Total	241,050	30.2	2.90

Securities Maturities and Yield (continued)

		% of Total	Weighted
	Book	Investment	Average
(Dollars in thousands)	Value	Securities	Yield(1)

Tax exempt securities
Maturing within one year	$4,952	0.6%	5.16%
Maturing in one to five years	37,458	4.7	6.75
Maturing in five to ten years	39,716	5.0	6.83
Maturing after ten years	9,892	1.2	6.54

Mark-to-market adjustments on securities available-for-sale	—

Total	92,018	11.5	6.68

Corporate securities
Maturing in one to five years	10,441	1.3	2.94
Maturing after 10 years	125	0.0	0.00

Mark-to-market adjustments on securities available-for-sale	118

Total	10,684	1.3	2.90

Mortgage-backed securities
Maturing within one year	137,276	17.2	4.99
Maturing in one to five years	265,401	33.2	4.43
Maturing in five to ten years	54,911	6.9	3.19

Mark-to-market adjustments on securities available-for-sale	(1,854)

Total	455,734	57.0	4.30

Mutual funds with no stated maturity	100	0.0	2.08
Mark-to-market adjustments on securities available-for-sale	1

Total	101	0.0	2.08

Total	$799,587	100.0%	4.08%

(1) Average yields have been calculated on a FTE basis.

     The maturities noted above reflect $203,372 of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk to the Company in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on current prepayment assumptions.

     As of December 31, 2002, the Company had U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds with carrying values of $241,457, $82,818, $5,770, $428,954 and $40,293, respectively.

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

Premises and Equipment

     Premises and equipment increased 21.0% to $112 million as of December 31, 2003 from $93 million as of December 31, 2002. Approximately 30% of the increase relates to new main frame hardware and software placed into service in 2003. The remaining increase is primarily due to the acquisition of a bank holding company and its bank subsidiary and the construction of new branch banking offices or the remodel of existing branch banking offices during 2003. Premises and equipment increased 1.7% to $93 million as of December 31, 2002 from $91 million as of December 31, 2001.

Mortgage Servicing Assets

     The Company recognizes the rights to service mortgage loans for others whether acquired or internally originated. Net mortgage servicing assets increased 71.4% to $14 million as of December 31, 2003 from $8 million as of December 31, 2002 and 33.0% to $8 million as of December 31, 2002 from $6 million as of December 31, 2002 primarily due to internal loan origination. Impairment reserves for mortgage servicing assets were $5 million as of December 31, 2003, compared to $4 million as of December 31, 2002 and $1 million as of December 31, 2001. For additional information regarding the Company’s mortgage servicing assets, see “Notes to Consolidated Financial Statements – Mortgage Servicing Assets” included in Part IV, Item 15.

Other Assets

     Other assets primarily include restricted equity securities of government agencies and the cash surrender value of life insurance policies. Other assets increased 9.0% to $92 million as of December 31, 2003 from $85 million as of December 31, 2002 primarily due to timing differences arising in operational suspense accounts in the ordinary course of business. Other assets increased 113.3% to $85 million as of December 31, 2002 from $40 million as of December 31, 2001 primarily due to the purchase of $50 million of bank-owned life insurance. This increase was partially offset by the redemption of equity securities issued by the FHLB. For additional information on the Company’s insurance policies, see “Notes to Consolidated Financial Statements – Cash Surrender Value of Life Insurance” included in Part IV, Item 15.

Deposits

     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist primarily of noninterest bearing and interest bearing demand, savings, IRA and time deposit accounts. Deposits increased 8.4% to $3,157 million as of December 31, 2003 from $2,912 million as of December 31, 2002. Approximately $42 million of the increase is due to the acquisition of a bank holding company and its bank subsidiary during 2003. The remaining increase is the result of internal growth, with the most significant growth occurring in noninterest bearing deposits. Deposits increased 8.9% to $2,912 million as of December 31, 2002 from $2,673 million as of December 31, 2001 due to internal growth occurring primarily in interest bearing demand and savings deposits

     In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of tax deposits due to the federal government, repurchase agreements with commercial depositors and, on a seasonal basis, federal funds purchased.

     For additional information concerning customer deposits, including its use of repurchase agreements, see Part I, Item 1, “Business – Funding Sources” and “Notes to Consolidated Financial Statements – Deposits” included in Part IV, Item 15.

Other Borrowed Funds

     Other borrowed funds decreased 10.5% to $7 million as of December 31, 2003 from $8 million as of December 31, 2002 and remained stable at $8 million as of December 31, 2002 and 2001. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. For additional information on other borrowed funds as of December 31, 2003 and 2002, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

As of and for the years ended December 31,	2003	2002	2001

(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	—	625
Average balance	4,028	189	2,116
Maximum amount outstanding at any month-end	55,490	2,000	13,765
Average interest rate:
During the year	1.18%	1.63%	3.78%
At period end	—	—	1.42%
Securities sold under repurchase agreements:
Balance at period end	$323,406	300,234	271,952
Average balance	316,084	260,183	240,069
Maximum amount outstanding at any month-end	336,589	300,524	271,952
Average interest rate:
During the year	0.70%	1.36%	3.15%
At period end	0.59%	0.94%	1.41%

Long-Term Debt

     The Company’s long-term debt is comprised principally of fixed rate notes with the FHLB, an unsecured revolving term loan and unsecured subordinated notes. Long-term debt increased 101.3% to $48 million as of December 31, 2003 from $24 million as of December 31, 2002 primarily due to advances on fixed rate, four and seven year borrowings from the FHLB during 2003. Long-term debt decreased 31.1% to $24 million as of December 31, 2002 from $34 million as of December 31, 2001 primarily due to principal paydowns. For additional information on long-term debt as of December 31, 2002 and 2001, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Subordinated Debenture Held by Deconsolidated Subsidiary Trust (Trust Preferred Securities)

     The Company adopted the provisions of Financial Accounting Standards Board Revised Interpretation No. 46 (“FIN 46”) effective December 31, 2003. Upon adoption, the Company deconsolidated its investment in a variable interest subsidiary trust formed for the exclusive purpose of issuing capital trust preferred securities and using the proceeds to purchase a junior subordinated debenture issued by FIBS. The deconsolidation resulted in an increase in the Company’s debt obligation of $1 million, which represents the Company’s ownership in the subsidiary trust. For additional information on the subordinated debenture held by the deconsolidated subsidiary trust and the capital trust preferred securities, see “Notes to Consolidated Financial Statements – Subordinated Debenture Held by Deconsolidated Subsidiary Trust (Trust Preferred Securities)” included in Part IV, Item 15.

Non-Performing Assets

     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. Management generally places loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.7 million, $1.7 million, $1.7 million, $1.9 million and $1.4 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

     Restructured loans are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

     OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. The Company initially records OREO at the lower of carrying value or fair value less estimated costs to sell by a charge against the allowance for loan losses, if necessary. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets

As of December 31,	2003	2002	2001	2000	1999

(Dollars in thousands)
Non-performing loans:
Nonaccrual loans	$24,247	28,616	18,273	19,619	22,854
Accruing loans past due 90 days or more	5,609	4,625	7,200	5,158	4,695
Restructured loans	1,414	—	—	1,504	1,985

Total non-performing loans	31,270	33,241	25,473	26,281	29,534
OREO	1,999	458	414	3,028	1,445

Total non-performing assets	$33,269	33,699	25,887	29,309	30,979

Non-performing assets to total loans and OREO	1.30%	1.51%	1.22%	1.48%	1.80%

     Non-performing assets decreased 1.3% to $33 million as of December 31, 2003 from $34 million as of December 31, 2002 primarily due to current year paydowns or charge-offs of nonaccrual loans outstanding at December 31, 2002. Non-performing assets increased 30.2% to $34 million as of December 31, 2002 from $26 million as of December 31, 2001 due to the loans of one commercial and one agricultural borrower adversely affected by drought conditions in the Company’s market areas.

     In addition to the non-performing loans included in the table above, management has serious doubts as to the ability of certain borrowers to comply with the present repayment terms on performing loans, which may result in future non-performing loans. There can be no assurance that the Company has identified all of its potential non-performing loans. Furthermore, management cannot predict the extent to which economic conditions in the Company’s market areas may worsen or the full impact such conditions may have on the Company’s loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future.

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

     Specific allowances are established for loans where management has determined that the probability of a loss exists and will exceed the historical loss factors specifically identified based on the internal risk classification of the loans. The allocated component of the allowance for loan losses also represents the changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic factors and the estimated impact of current economic conditions on historical loss rates used in the model. The unallocated component of the allowance for loan losses represents estimates of losses inherent in the portfolio that are not fully captured in the allocated allowance due to model imprecision.

     Management has assessed, and will continue to assess on an on-going basis, the impact of national, regional and local economic conditions on credit risk in the loan portfolio. As of December 31, 2003, delinquency trends and classified loan levels relative to prior periods do not indicate a significant deterioration in the loan portfolio. Management continues to closely monitor credit quality and to focus on identifying potential non-performing loans and loss exposure in a timely manner.

     The following table sets forth information concerning the Company’s allowance for loan losses as of the dates and for the years indicated.

Allowance for Loan Losses

As of and for the years ended December 31,	2003	2002	2001	2000	1999

(Dollars in thousands)
Balance at the beginning of period	$36,309	34,091	32,820	29,599	28,803
Allowance of acquired banking offices	385	—	—	1,019	1,574
Charge-offs:
Real estate	466	374	204	81	278
Consumer	5,265	5,609	5,661	4,369	4,192
Commercial	3,058	2,935	2,502	1,192	2,753
Agricultural	1,297	577	195	164	386

Total charge-offs	10,086	9,495	8,562	5,806	7,609
Recoveries:
Real estate	168	108	32	20	51
Consumer	1,571	1,752	1,452	1,485	1,429
Commercial	605	571	462	1,138	1,464
Agricultural	136	91	44	85	324

Total recoveries	2,480	2,522	1,990	2,728	3,268

Net charge-offs	7,606	6,973	6,572	3,078	4,341
Provision for loan losses	9,852	9,191	7,843	5,280	3,563

Balance at end of period	$38,940	36,309	34,091	32,820	29,599

Period end loans	$2,554,899	2,236,550	2,122,102	1,972,323	1,722,961
Average loans	2,448,386	2,186,905	2,056,179	1,865,125	1,598,594
Net charge-offs to average loans	0.31%	0.32%	0.32%	0.17%	0.27%
Allowance to period end loans	1.52%	1.62%	1.61%	1.66%	1.72%

     The allowance for loan losses was $39 million, or 1.52% of period end loans, at December 31, 2003 as compared to $36 million, or 1.62% of period end loans, at December 31, 2002 and $34 million, or 1.61% of period end loans, at December 31, 2001. Net charge-offs of $7.6 million in 2003 increased from $7.0 million in 2002 and $6.6 million in 2001. Increases in net charge-offs in 2003 as compared to 2002 occurred primarily in agricultural loans. Increases in net charge-offs in 2002 as compared to 2001 occurred primarily in commercial and agricultural loans.

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

     The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Management has reviewed the allocations and believes the allowance for loan losses was adequate at all times during the five-year period ended December 31, 2003. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,	2003		2002		2001		2000		1999

		% Of		% Of		% Of		% Of		% Of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$17,911	58.6%	10,879	54.3%	$11,310	51.9%	$11,645	48.5%	$8,268	46.8%
Consumer	7,153	19.3	5,893	21.0	5,108	22.8	4,632	25.1	4,460	26.9
Commercial	8,657	18.8	7,986	20.6	7,018	20.5	5,360	21.3	5,655	20.0
Agricultural	3,147	3.2	3,336	3.9	2,678	4.5	2,194	4.8	2,214	6.2
Other loans	12	0.1	17	0.2	37	0.3	29	0.3	10	0.1
Unallocated	2,060	N/A	8,198	N/A	7,940	N/A	8,960	N/A	8,992	N/A

Totals	$38,940	100.0%	36,309	100.0%	$34,091	100.0%	$32,820	100.0%	$29,599	100.0%

     During 2003, the Company enhanced its methodology for determining the allocated components of the allowance for loan losses to include a more in-depth consideration of the effect of current economic factors on historical loan losses; the effects of rapid loan growth in specific branch banking offices, particularly in commercial real estate; risk related to unfunded commitments on criticized loans; industry concentrations; and, risk related to livestock disease. This enhancement in allocation methodology resulted in the allocation of previously unallocated allowance amounts to individual loan categories. The most significant increase in allocated reserves occurred in real estate loans, which increased 64.6% to $17.9 million in 2003 from $10.9 million in 2002 primarily due significant increases in the level of internally classified commercial real estate loans combined with enhancement of the allocation methodology as discussed above.

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

     The Company’s current liquidity position is supported by the management of its investment portfolio, which provides a flow of reinvestable cash. Maturing balances in the Company’s loan portfolio also provide options for cash flow management. The ability to redeploy these funds is an important source of immediate to long-term liquidity. Additional sources of liquidity include customer deposits, federal funds lines, borrowings and access to capital markets. The Company does not engage in derivatives or related hedging activities.

     Net cash provided by operating activities, primarily net income, totaled $56 million in 2003, $67 million in 2002 and $48 million in 2001. Net cash used in investing activities totaled $327 million in 2003, $317 million in 2002 and $274 million in 2001. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash provided by financing activities, primarily generated through increases in customer deposits, borrowing advances or issuance of securities or stock, totaled $238 in 2003, $268 million in 2002 and $350 million in 2001. For additional information concerning cash flows, see the “Consolidated Statements of Cash Flows” included in Part IV, Item 15.

     As a holding company, FIBS is a corporation separate and apart from the Bank, and therefore, provides for its own liquidity. Substantially all of FIBS’s revenues are obtained from management fees and dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations. For additional information, see Part I, Item 1, “Business – Regulation and Supervision.”

     The Company’s contractual obligations as of December 31, 2003 are summarized in the following table.

Contractual Obligations
(Dollars in thousands)

	Within	One Year to	Three Years to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt obligations(1)	5,667	21,190	18,264	2,469	47,590
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,267	4,879	3,012	9,448	20,606
Purchase obligations(2)	6,112	—	—	—	6,112
Other long-term liabilities (3)	—	—	—	41,238	41,238

Total contractual obligations(4)	$15,046	26,069	21,276	53,155	115,546

(1)	Included in long-term debt are subordinated notes issued in connection with acquisitions in 1996. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. For additional information concerning the subordinated notes, see “Notes to Consolidated Financial Statements - Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Purchase obligations relate solely to obligations under construction contracts to build or renovate branch banking offices.

(3)	Other long-term liabilities include a subordinated debenture held by a wholly-owned, deconsolidated subsidiary trust. The subordinated debenture is unsecured, bears a cumulative floating interest rate equal to the three-month London Interbank Offered Rate plus 3.15% and matures on March 26, 2033. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debenture, see “Notes to Consolidated Financial Statements – Subordinated Debenture held by Deconsolidated Subsidiary Trust (Trust Preferred Securities)” included in Part IV, Item 15.

(4)	For information regarding the contractual maturities of deposit liabilities, which are not included in the table above, see “Notes to Consolidated Financial Statements – Deposits” included in Part IV, Item 15.

Off-Balance Sheet Arrangements

     During 2003, the Company entered into an off-balance sheet arrangement which includes the guarantee of distributions and payments for redemption or liquidation of trust preferred securities issued by a wholly-owned, deconsolidated subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated balance sheets as subordinated debenture held by deconsolidated subsidiary trust. The subordinated debenture currently qualifies as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debenture, see “Notes to Consolidated Financial Statements – Subordinated Debenture Held by Deconsolidated Subsidiary Trust (Trust Preferred Securities)” included in Part IV, Item 15.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. For additional information regarding the Company’s off-balance sheet arrangements, see “Notes to Consolidated Financial Statements – Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15.

Capital Resources

     Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 12.5% to $274 million as of December 31 2003 from $244 million as of December 31, 2002 and 9.8% to $244 million as of December 31, 2002 from $222 million as of December 31, 2001 primarily due to retention of earnings. For the years ended December 31, 2003, 2002 and 2001, the Company paid aggregate cash dividends to stockholders of $10.4 million, $10.1 million and $9.3 million, respectively. During 2003, the Company recapitalized its common stock through a $25 million transfer from retained earnings.

     Pursuant to FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2003, the Bank had a capital level that exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see “Notes to Consolidated Financial Statements — Regulatory Matters” contained in Part IV, Item 15.

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

     The following table shows interest rate sensitivity gaps for different intervals as of December 31, 2003:

Interest Rate Sensitivity Gaps

	Three	Three	One
	Months	Months	Year to	After
(Dollars in thousands)	or Less	to One Year	Five Years	Five Years	Total

Interest earning assets:
Loans(1)	$1,122,074	432,296	838,302	137,980	2,530,652
Trading assets	1,722	—	—	—	1,722
Investment securities(2)	163,349	202,158	355,602	78,478	799,587
Interest bearing deposits in banks	458	—	—	—	458
Federal funds sold	66,455	—	—	—	66,455

Total interest earning assets	$1,354,058	634,454	1,193,904	216,458	3,398,874

Interest Rate Sensitivity Gaps (continued)

	Three	Three	One
	Months	Months	Year to	After
(Dollars in thousands)	or Less	to One Year	Five Years	Five Years	Total

Interest bearing liabilities:
Interest bearing demand accounts(3)	$42,575	127,726	397,368	—	567,669
Savings deposits(3)	683,638	40,722	126,692	—	851,052
Time deposits, $100 or more(4)	109,230	159,173	107,125	—	375,528
Other time deposits	147,980	267,218	258,475	87	673,760
Securities sold under repurchase agreements	323,406	—	—	—	323,406
Other borrowed funds	7,137	—	—	—	7,137
Long-term debt	7,431	5,236	32,454	2,469	47,590
Subordinated debenture held by deconsolidated subsidiary trust	—	—	—	41,238	41,238

Total interest bearing liabilities	$1,321,397	600,075	922,114	43,794	2,887,380

Rate gap	$32,661	34,379	271,790	172,664	511,494
Cumulative rate gap	32,661	67,040	338,830	511,494
Cumulative rate gap as a percentage of total interest earning assets	0.96%	1.97%	9.97%	15.05%

     Assumptions used:

(1)	Does not include nonaccrual loans of $24,247.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon the Company’s historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis.

(4)	Included in the three month to one year category are deposits of $85,473 maturing in three to six months.

     As noted in footnote 3 above, interest bearing demand accounts and savings deposits are allocated based on historical analysis of their interest rate sensitivity characteristics although they are technically subject to immediate withdrawal. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $660 million, a negative cumulative one year gap of $457 million and a positive cumulative one to five year gap of $339 million.

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

     The Company targets a mix of interest earning assets and deposits such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. As of December 31, 2003, the Company’s income simulation models predict net interest income will increase $15.6 million, or 10.2%, over the next twelve months assuming an immediate upward shift in market interest rates of 1.0% and will decrease by $15.6 million, or 10.2%, if market interest rates shift downward in the same manner. Management considers the possibility of interest rates declining by 1% during 2004 as highly unlikely. In evaluating exposure to interest rate risk, management does not view the gap amounts in the preceding table as presenting an unusually high risk potential. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases and there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

Recent Accounting Pronouncements

     New accounting policies adopted by the Company during 2003 and the expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.

Summary of Quarterly Results

     The following table presents the Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2003 and 2002.

Quarterly Summary

(Dollars in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2003:
Interest income	$46,684	48,176	46,855	47,543
Interest expense	13,894	12,509	11,389	10,822
Net interest income	32,790	35,667	35,466	36,721
Provision for loan losses	2,430	2,570	2,422	2,430
Net interest income after provision for loan losses	30,360	33,097	33,044	34,291
Noninterest income	17,792	18,444	17,291	16,625
Noninterest expense	34,572	35,484	31,770	36,099

Income before income taxes	13,580	16,057	18,565	14,817
Income tax expense	4,743	5,822	6,735	4,967

Net income	$8,837	10,235	11,830	9,850

Basic earnings per common share	$1.12	1.30	1.51	1.24
Diluted earnings per common share	1.12	1.30	1.50	1.24
Dividends per common share	0.34	0.32	0.32	0.34

Year Ended December 31, 2002:
Interest income	$50,358	51,048	51,269	48,631
Interest expense	16,860	16,437	16,581	15,581
Net interest income	33,498	34,611	34,688	33,050
Provision for loan losses	2,622	1,985	2,132	2,452
Net interest income after provision for loan losses	30,876	32,626	32,556	30,598
Noninterest income	13,161	13,941	17,707	16,092
Noninterest expense	30,119	32,995	37,197	33,505

Income before income taxes	13,918	13,572	13,066	13,185
Income tax expense	5,046	4,905	4,709	4,587

Net income	$8,872	8,667	8,357	8,598

Basic earnings per common share	$1.13	1.11	1.07	1.10
Diluted earnings per common share	1.13	1.11	1.07	1.10
Dividends per common share	0.30	0.34	0.33	0.32

     Net income for the fourth quarter of 2003 was $9.9 million, or $1.24 per diluted share, compared to $11.8 million, or $1.50 per diluted share, for the third quarter of 2003 and $8.6 million, or $1.10 per diluted share, for the fourth quarter of 2002. The decline in linked-quarter results is primarily due to lower revenues from the origination and sale of residential real estate loans and additional impairment charges related to capitalized mortgage servicing assets. The improvement in year-over-year quarter results is primarily due to higher net interest income, the result of deposit and loan growth.

     Net interest income for the fourth quarter of 2003 was $36.7 million, compared to $35.5 million for the third quarter of 2003 and $33.1 million for the fourth quarter of 2002. On a fully-taxable equivalent basis, the net yield on interest earning assets was 4.34% for the fourth quarter of 2003, compared to 4.28% for the third quarter of 2003 and 4.30% for the fourth quarter 2002.

     Noninterest income was $16.6 million for the fourth quarter of 2003, compared to $17.3 million for the third quarter of 2003 and $16.1 million for the fourth quarter of 2002. Decreases in linked-quarter noninterest income are primarily due to lower revenues from the origination and sale of residential real estate loans. Increases in noninterest income for the fourth quarter of 2003 as compared to fourth quarter 2002 are primarily due to higher service fee rates on deposits accounts; higher debit and credit card transaction volumes; and, increases in revenues from bank-owned life insurance. These increases were partially offset by decreases in revenues from the origination and sale of residential real estate loans.

     Noninterest expense for the fourth quarter of 2003 was $36.1 million, compared to $31.8 million in the third quarter of 2003 and $33.5 million in the fourth quarter of 2002. Increases in linked-quarter noninterest expense are primarily due to fluctuations in mortgage servicing asset impairment charges and reversals. Increases in year-over-year noninterest expense is primarily due to higher salary and benefits expenses.

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

     The following tables provide information about the Company’s market sensitive financial instruments, categorized by maturity and the instruments’ fair values at December 31, 2003 and 2002. The table constitutes a “forward-looking statement.” For a description of the Company’s policies with respect to managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Interest Rate Risk Management.”

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

Market Sensitive Financial Instruments Maturities

	December 31, 2003 Expected Maturity/Principal Repayment

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$277,291	—	—	—	—	—	277,291
Net loans	1,470,880	336,476	242,414	158,292	137,322	182,158	2,527,542
Trading assets	1,722	—	—	—	—	—	1,722
Securities available-for-sale	356,480	129,198	50,205	98,577	18,296	54,688	707,444
Securities held-to-maturity	9,151	9,476	12,397	40,873	8,099	16,705	96,701
Mortgage servicing assets	2,553	2,642	2,285	1,824	1,463	6,490	17,257

Total interest-sensitive assets	$2,118,077	477,792	307,301	299,566	165,180	260,041	3,627,957

Market Sensitive Financial Instruments Maturities

	December 31, 2003 Expected Maturity/Principal Repayment

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Interest-sensitive liabilities:
Total deposits excluding time deposits	$1,101,275	215,605	215,605	574,948	—	—	2,107,433
Time deposits	696,643	232,189	50,243	54,186	22,684	73	1,056,018
Securities sold under repurchase agreements	323,406	—	—	—	—	—	323,406
Other borrowed funds	7,137	—	—	—	—	—	7,137
Long-term debt	11,271	17,770	10,246	5,425	5,114	—	49,826
Subordinated debenture held by deconsolidated subsidiary trust	—	—	—	—	—	41,238	41,238

Total interest-sensitive liabilities	$2,139,732	465,564	276,094	634,559	27,798	41,311	3,585,058

	December 31, 2002 Expected Maturity/Principal Repayment

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$310,892	—	—	—	—	—	310,892
Net loans	1,131,745	391,766	248,067	169,880	126,860	154,834	2,223,152
Trading assets	799	—	—	—	—	—	799
Securities available-for-sale	449,582	133,340	73,456	49,730	9,953	206	716,267
Securities held-to-maturity	3,081	6,986	9,140	11,723	13,275	43,054	87,259
Mortgage servicing assets	2,191	2,011	1,462	952	637	1,681	8,934

Total interest-sensitive assets	$1,898,290	534,103	332,125	232,285	150,725	199,775	3,347,303

Interest-sensitive liabilities:
Total deposits excluding time deposits	$983,198	186,563	186,563	497,503	—	—	1,853,827
Time deposits	777,355	169,104	54,358	19,642	47,247	28	1,067,734
Federal funds purchased	—	—	—	—	—	—	—
Securities sold under repurchase agreements	300,234	—	—	—	—	—	300,234
Other borrowed funds	7,970	—	—	—	—	—	7,970
Long-term debt	5,679	5,564	8,915	4,698	244	771	25,871
Trust preferred securities	39,200	—	—	—	—	—	39,200

Total interest-sensitive liabilities	$2,113,636	361,231	249,836	521,843	47,491	799	3,294,836

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

Item 8. Financial Statements and Supplementary Data

     The following Consolidated Financial Statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, such controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning “Directors and Executive Officers of the Registrant” is set forth under the heading “Directors and Executive Officers” in the Company’s Proxy Statement and is herein incorporated by reference.

     Information concerning “Compliance With Section 16(a) of the Securities and Exchange Act of 1934” is set forth under the heading “Compliance With Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”)” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 11. Executive Compensation

     Information concerning “Executive Compensation” is set forth under the heading “Director and Executive Compensation” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Principal Shareholders and Management and Related Stockholder Matters” in the Company’s Proxy Statement and is herein incorporated by reference.

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

Item 14. Principal Accountant Fees and Services

     Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers - Audit Fees” in the Company’s Proxy Statement and is herein incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Following are the Company’s audited consolidated financial statements.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc.at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 6, 2004

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

December 31,	2003	2002

Assets
Cash and due from banks	$210,378	234,187
Federal funds sold	66,455	50,890
Interest bearing deposits in banks	458	25,815
Trading assets	1,722	799
Investment securities:
Available-for-sale	707,444	716,267
Held-to-maturity (estimated fair values of $96,701 and $87,259 at December 31, 2003 and 2002, respectively)	92,143	83,025

Total investment securities	799,587	799,292

Loans	2,554,899	2,236,550
Less allowance for loan losses	38,940	36,309

Net loans	2,515,959	2,200,241

Premises and equipment, net	112,441	92,907
Accrued interest receivable	19,411	20,702
Goodwill, net of accumulated amortization	37,626	33,031
Core deposit intangibles, net of accumulated amortization	3,438	4,396
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,405	8,406
Other real estate owned, net	1,999	458
Net deferred tax asset	3,438	3,044
Other assets	92,427	84,800

Total assets	$3,879,744	3,558,968

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$688,712	571,932
Interest bearing	2,468,009	2,339,915

Total deposits	3,156,721	2,911,847

Securities sold under repurchase agreements	323,406	300,234
Accrued interest payable	10,206	14,588
Accounts payable and accrued expenses	19,220	16,830
Other borrowed funds	7,137	7,970
Long-term debt	47,590	23,645
Trust preferred securities	—	40,000
Subordinated debenture held by deconsolidated subsidiary trust	41,238	—

Total liabilities	3,605,518	3,315,114

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2003 and 2002	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,912,699 shares and 7,799,748 shares as of December 31, 2003 and 2002, respectively	33,187	3,085
Retained earnings	242,105	236,724
Accumulated other comprehensive income (loss), net	(1,066)	4,045

Total stockholders’ equity	274,226	243,854

Total liabilities and stockholders’ equity	$3,879,744	3,558,968

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Year Ended December 31,	2003	2002	2001

Interest income:
Interest and fees on loans	$158,854	163,231	180,764
Interest and dividends on investment securities and trading assets:
Taxable	25,887	32,638	31,417
Exempt from federal taxes	3,953	3,804	3,669
Interest on deposits in banks	19	306	466
Interest on federal funds sold	545	1,327	2,709

Total interest income	189,258	201,306	219,025

Interest expense:
Interest on deposits	41,387	56,251	79,642
Interest on federal funds purchased	47	3	80
Interest on securities sold under repurchase agreements	2,227	3,546	7,556
Interest on other borrowed funds	51	85	333
Interest on long-term debt	2,374	2,045	2,844
Interest on subordinated debenture held by deconsolidated subsidiary trust	1,436	—	—
Interest on trust preferred securities	1,092	3,529	3,529

Total interest expense	48,614	65,459	93,984

Net interest income	140,644	135,847	125,041
Provision for loan losses	9,852	9,191	7,843

Net interest income after provision for loan losses	130,792	126,656	117,198
Noninterest income:
Income from fiduciary activities	5,141	4,711	4,702
Service charges on deposit accounts	17,625	15,748	14,631
Technology services	11,497	11,041	10,249
Other service charges, commissions and fees	30,481	21,144	16,819
Investment securities gains (losses), net	(75)	2,478	145
Other real estate income (expense), net	(93)	179	(130)
Other income	5,576	5,600	5,719

Total noninterest income	70,152	60,901	52,135

Noninterest expense:
Salaries, wages and employee benefits	69,999	68,379	61,617
Occupancy, net	10,803	10,558	9,561
Furniture and equipment	13,096	13,173	12,266
FDIC insurance	468	456	442
Goodwill amortization expense	—	—	2,195
Core deposit intangibles amortization expense	1,220	1,283	1,436
Other expenses	42,339	39,967	32,732

Total noninterest expense	137,925	133,816	120,249

Income before income taxes	63,019	53,741	49,084
Income tax expense	22,267	19,247	17,901

Net income	$40,752	34,494	31,183

Basic earnings per share	$5.18	4.41	3.97
Diluted earnings per share	5.15	4.41	3.94

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

			Accumulated other	Total
	Common	Retained	comprehensive	stockholders’
	stock	earnings	income (loss)	equity

Balance at December 31, 2000	$7,101	190,410	475	197,986
Comprehensive income:
Net income	—	31,183	—	31,183
Unrealized gains on available-for-sale investment securities, net of income tax expense of $3,040	—	—	4,753	4,753
Less reclassification adjustment for gains included in net income, net of income tax expense of $57	—	—	(88)	(88)
Cumulative effect of adoption of SFAS No. 133, transfer of held-to-maturity securities to available-for-sale, net of income tax benefit of $364	—	—	(569)	(569)

Other comprehensive income				4,096

Total comprehensive income				35,279

Common stock transactions:
107,230 shares retired	(4,200)	—	—	(4,200)
56,766 shares issued	2,283	—	—	2,283
Cash dividends declared:
Common ($1.18 per share)	—	(9,279)	—	(9,279)

Balance at December 31, 2001	5,184	212,314	4,571	222,069
Comprehensive income:
Net income	—	34,494	—	34,494
Unrealized gains on available-for-sale investment securities, net of income tax expense of $630	—	—	986	986
Less reclassification adjustment for gains included in net income, net of income tax expense of $966	—	—	(1,512)	(1,512)

Other comprehensive income				(526)

Total comprehensive income				33,968

Common stock transactions:
78,060 shares retired	(3,390)	—	—	(3,390)
29,104 shares issued	1,291	—	—	1,291
Cash dividends declared:
Common ($1.29 per share)	—	(10,084)	—	(10,084)

Balance at December 31, 2002	3,085	236,724	4,045	243,854
Comprehensive income:
Net income	—	40,752	—	40,752
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,297	—	—	(5,157)	(5,157)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $29	—	—	46	46

Other comprehensive income				(5,111)

Total comprehensive income				35,641

Common stock transactions:
66,972 shares retired	(3,125)	—	—	(3,125)
179,923 shares issued	8,227	—	—	8,227
Recaplitalization of common stock from retained earnings	25,000	(25,000)	—	—
Cash dividends declared:
Common ($1.32 per share)	—	(10,371)	—	(10,371)

Balance at December 31, 2003	$33,187	242,105	(1,066)	274,226

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Year Ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$40,752	34,494	31,183
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(402)	(209)	(23)
Provisions for loan and other real estate losses	9,852	9,191	7,843
Depreciation	10,785	10,364	10,032
Core deposit intangibles amortization	1,220	1,283	1,436
Net premium amortization on investment securities	4,085	972	9
Net loss (gain) on sale of investments	75	(2,478)	(145)
Gain on sale of other real estate owned	(52)	(240)	(26)
Gain on sale of loans	(8,193)	(6,166)	(3,339)
Write down of long-lived assets pending disposition	—	1,347	85
Loss on sale of premises and equipment	21	122	101
Increase in valuation reserve for mortgage servicing assets	1,014	2,774	1,143
Deferred income taxes	2,629	9	1,826
Changes in operating assets and liabilities:
Increase in trading assets	(923)	(631)	(77)
Decrease in accrued interest receivable	1,750	3,834	3,638
Decrease (increase) in other assets	(4,107)	9,468	(1,871)
Decrease in accrued interest payable	(4,551)	(2,256)	(2,817)
Increase (decrease) in accounts payable and accrued expenses	2,118	4,760	(1,377)

Net cash provided by operating activities	56,073	66,638	47,621

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,326)	(3,712)	(8,343)
Available-for-sale	(835,933)	(741,103)	(433,840)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	6,008	20,823	36,205
Available-for-sale	704,172	583,586	361,924
Proceeds from sales of available-for-sale investment securities	90,344	29,094	17,651
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	40,194	5,836	(46,130)
Purchases and originations of mortgage servicing assets	(10,923)	(7,592)	(3,587)
Extensions of credit to customers, net of repayments	(287,149)	(137,800)	(192,510)
Recoveries on loans charged-off	2,480	2,522	1,990
Proceeds from sale of other real estate owned	1,071	1,616	3,300
Proceeds from sale of net assets of banking office, net of cash payments	—	(4,737)	—
Acquisitions of banking offices, net of cash and cash equivalents acquired	2,842	—	—
Capital distribution from (contribution to) joint ventures	200	150	(350)
Capital expenditures, net of sales	(28,312)	(15,638)	(10,604)
Investment in bank-owned life insurance	—	(50,000)	—

Net cash used in investing activities	(327,332)	(316,955)	(274,294)

Cash flows from financing activities:
Net increase in deposits	203,273	262,088	343,388
Net increase in federal funds purchased and repurchase agreements	23,172	29,019	23,964
Net decrease in other borrowed funds	(833)	(125)	(3,043)
Borrowings of long-term debt	67,300	44,208	81,600
Repayment of long-term debt	(48,355)	(54,894)	(84,269)
Redemption of trust preferred securities	(40,000)	—	—
Proceeds from issuance of subordinated debenture held by deconsolidated subsidiary trust	41,238	—	—
Net decrease in debt issuance costs	961	95	95
Proceeds from issuance of common stock	4,398	1,256	2,208
Purchase and retirement of common stock	(3,125)	(3,390)	(4,200)
Dividends paid to stockholders	(10,371)	(10,084)	(9,279)

Net cash provided by financing activities	237,658	268,173	350,464

Net increase (decrease) in cash and cash equivalents	(33,601)	17,856	123,791
Cash and cash equivalents at beginning of year	310,892	293,036	169,245

Cash and cash equivalents at end of year	$277,291	310,892	293,036

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individual customers, businesses and municipalities throughout the states of Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust and brokerage services through its bank subsidiary and technology services through a nonbank subsidiary. The Company is subject to competition from other financial institutions, nonbank financial and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management relies on market evaluations and historical experience in determining the adequacy of the allowance for loan losses. Independent appraisals are obtained for significant properties in the process of foreclosure. Management believes that the allowances for loan losses and real estate owned are adequate for known and inherent losses at December 31, 2003. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and real estate owned. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions which may affect the borrowers’ ability to pay.

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

At December 31, 2003, the Company maintained a compensating balance of approximately $70,000 with the Federal Reserve Bank to reduce service charges for check clearing services.

Investment Securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt securities that may be sold in response to or in anticipation of changes in interest rates

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

and resulting prepayment risk, or other factors, and marketable equity securities are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as accumulated other comprehensive income or loss, a separate component of stockholders’ equity. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

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

The Company holds securities in trust for certain executive officers and directors of the Company who have elected to defer a portion of their compensation. These securities are classified as trading assets and are carried at their fair value based on quoted market prices. The Company had net unrealized gains of $191 and net unrealized losses of $79 related to trading assets at December 31, 2003 and 2002, respectively. Net realized and unrealized holding gains and losses are included in interest income.

Loans. Loans are reported at the principal amount outstanding. Interest is calculated using the simple interest method on the daily balance of the principal amount outstanding.

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

Loan origination fees and prepaid interest, net of related costs, are recognized over the expected lives of the related loans as an adjustment to interest income. Origination fees on loans sold to the secondary market are recognized as other service charges, commissions and fees income when the loan is originated. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

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

The Company’s methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated component of the allowance for consumer loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The allocated component for all other loan categories is based principally on current loan grades and historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The unallocated component of the allowance for loan losses represents estimates of losses inherent in the portfolio that are not fully captured in the allocated allowance due to model imprecision.

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

Core deposit intangibles, which have finite useful lives, are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $8,664 as of December 31, 2003, and $7,444 as of December 31, 2002. Core deposit intangibles amortization expense is expected to total $1,133, $1,063, $809, $174 and $126 in 2004, 2005, 2006, 2007, and 2008, respectively.

Mortgage Servicing Assets. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing assets are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Mortgage servicing assets are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.

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

Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. Included in other expenses during 2002, are impairment losses of $1,347 related to a 1989 Cessna Citation II aircraft disposed of during 2003. No impairment losses were recognized during 2003 or 2001.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling cost (“Net Realizable Value”). The value of the underlying loan is written down to the fair market value of the real estate acquired by a charge to the allowance for loan losses, if necessary, at the date of foreclosure. A provision to the real estate owned valuation allowance is charged against other real estate expense for any

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

current or subsequent write-downs to Net Realizable Value. Operating expenses of such properties, net of related income, and gains and losses on sales are included in other real estate income, net.

Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) are included in other assets at amortized cost.

Income from Fiduciary Activities. Consistent with industry practice, income for trust services is recognized on the basis of cash received. However, use of this method in lieu of accrual basis accounting does not materially affect reported earnings.

Income Taxes. The Parent Company and its subsidiaries have elected to be included in a consolidated federal income tax return. For state income tax purposes, the combined taxable income of the Parent Company and its subsidiaries is apportioned among the states in which operations take place. Federal and state income taxes attributable to the subsidiaries, computed on a separate return basis, are paid to or received from the Parent Company.

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

Year Ended December 31,		2003	2002	2001

Net income, as reported		$40,752	34,494	31,183
Deduct:	total stock-based employee compensation expense determined under fair value based method for fixed plan awards, net of related tax effects	258	1,583	6

Pro forma net income		$40,494	32,911	31,177

Year Ended December 31,	2003	2002	2001

Basic earnings per common share as reported	$5.18	4.41	3.97
Pro forma basic earnings per common share	5.14	4.21	3.97

Diluted earnings per common share as reported	$5.15	4.41	3.94
Pro forma diluted earnings per common share	5.12	4.20	3.94

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 2003 and 2002 were $5.05 and $5.01, respectively. Weighted average assumptions used in the valuation model include risk-free interest rate of 4.01% and 5.17% in 2003 and 2002, respectively; dividend yield of 2.95% and 3.07% in 2003 and 2002, respectively; an expected life of options of 8.5 years and 7.0 years in 2003 and 2002, respectively; and, expected stock price volatility of 9.1% in 2003 and 2002.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,303, $1,961, and $1,783 in 2003, 2002 and 2001, respectively.

Reclassifications. Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation. The effects of the reclassifications are not considered to be significant.

Recent Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. The Company adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003 and the disclosure provisions on December 31, 2002. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003. The adoption did not impact the Company’s consolidated financial statements, results of operations or liquidity. As of December 31, 2003, the Company did not hold any derivative instruments nor was it engaged in hedging activities subject to SFAS No. 149 or SFAS No. 133, as amended.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include mandatorily redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption did not impact the Company’s consolidated financial statements, results of operations or liquidity.

In December 2003, the FASB issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of FIN 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. An enterprise that consolidates a variable interest entity is called the primary beneficiary of that entity. FIN 46 requires the primary beneficiary to disclose the nature, purpose, size and activities of the variable interest entity; the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations; and, creditor’s recourse to the general credit of the primary beneficiary. Additional disclosures are required for enterprises that hold significant interests in a variable interest entity but are not the primary beneficiaries. The provisions of FIN 46, as revised, apply no later than the end of the first reporting period after March 15, 2004 with earlier adoption allowed. FIN 46 may be applied prospectively or retroactively with a cumulative-effect adjustment recorded as of the beginning of the first year applied. The Company adopted the provisions of FIN 46 on December 31, 2003. The adoption of did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers Disclosure about Pensions and Other Post Retirement Benefits” to expand disclosure requirements to include descriptions of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted the provisions of SFAS No. 132, as revised, on December 31, 2003. The adoption did not impact the consolidated financial statements, results of operations or liquidity of the Company.

(2)	REGULATORY CAPITAL

The Company is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2003, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2003 and 2002 are presented in the following table:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total risk-based capital:
Consolidated	$312,179	10.6%	$234,642	8.0%	$293,303	10.0%
FIB	321,578	11.0	233,446	8.0	291,807	10.0
Tier 1 risk-based capital:
Consolidated	272,788	9.3	117,321	4.0	175,982	6.0
FIB	285,072	9.8	116,723	4.0	175,084	6.0
Leverage capital ratio:
Consolidated	272,788	7.1	153,097	4.0	191,371	5.0
FIB	285,072	7.5	152,453	4.0	190,567	5.0

As of December 31, 2002:
Total risk-based capital:
Consolidated	$280,081	10.6%	$210,680	8.0%	$263,350	10.0%
FIB	292,800	11.2	209,694	8.0	262,118	10.0
Tier 1 risk-based capital:
Consolidated	241,840	9.2	105,340	4.0	158,010	6.0
FIB	259,996	9.9	104,847	4.0	157,271	6.0
Leverage capital ratio:
Consolidated	241,840	6.9	139,923	4.0	174,904	5.0
FIB	259,996	7.5	139,411	4.0	174,264	5.0

(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	unrealized	unrealized	fair
December 31, 2003	cost	gains	losses	value

Obligations of U.S. Government agencies	$241,081	678	(709)	241,050
Other mortgage-backed securities	457,588	1,554	(3,408)	455,734
Mutual funds	100	1	—	101
Other securities	10,441	118	—	10,559

Total	$709,210	2,351	(4,117)	707,444

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	unrealized	unrealized	fair
December 31, 2003	cost	gains	losses	value

States, county and municipal securities	$92,018	4,667	(109)	96,576
Corporate securities	125	—	—	125

Total	$92,143	4,667	(109)	96,701

Gross gains of $1,670 and gross losses of $1,745 were realized on the sale of available-for-sale securities in 2003.

		Gross	Gross	Estimated
Available-for-Sale	Amortized	unrealized	unrealized	fair
December 31, 2002	cost	gains	losses	value

Obligations of U.S. Government agencies	$238,552	2,908	(3)	241,457
Other mortgage-backed securities	425,279	4,160	(485)	428,954
Mutual funds	40,294	—	(1)	40,293
Corporate securities	5,548	15	—	5,563

Total	$709,673	7,083	(489)	716,267

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	unrealized	unrealized	fair
December 31, 2002	cost	gains	losses	value

States, county and municipal securities	$82,818	4,236	(2)	87,052
Corporate securities	207	—	—	207

Total	$83,025	4,236	(2)	87,259

Gross gains of $2,479 and gross losses of $1 were realized on the sale of available-for-sale securities in 2002.

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2003.

	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Available-for-Sale	value	losses	value	losses	value	losses

Obligations of U.S. Government agencies	$56,460	709	—	—	56,460	709
Other mortgage-backed securities	274,131	3,408	—	—	274,131	3,408

Total	$330,591	4,117	—	—	330,591	4,117

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Held-to-Maturiy	value	losses	value	losses	value	losses

States, county and municipal securities	$4,521	109	—	—	4,521	109

Total	$4,521	109	—	—	4,521	109

Maturities of investment securities at December 31, 2003 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
December 31, 2003	cost	fair value	cost	fair value

Within one year	$137,336	136,782	4,952	5,001
After one but within five years	516,797	515,807	37,458	39,540
After five years but within ten years	54,977	54,754	39,716	42,046
After ten years	—	—	10,017	10,114

Total	$709,110	707,343	92,143	96,701

Mutual funds with no stated maturity	100	101	—	—

Total	$709,210	707,444	92,143	96,701

At December 31, 2003, the Company had investment securities callable within one year with amortized costs and estimated fair values of $203,372 and $203,660, respectively. These investment securities are classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 2003 and 2002, the Company had variable rate securities with amortized costs of $1,611 and $2,291, respectively.

There are no significant concentrations of investments at December 31, 2003 (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $641,697 and $602,300 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2003 and 2002 was $641,420 and $609,237, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day.The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2003	2002

Real estate(1)	$1,497,199	1,214,730
Consumer(2)	491,938	470,668
Commercial	480,725	460,536
Agricultural	82,634	87,144
Other loans, including overdrafts	2,403	3,472

Total loans	$2,554,899	2,236,550

(1)	Includes residential, agricultural, commercial and construction loans and loans held for resale secured by real estate of $348,901, $107,680, $753,551, $244,784, and $42,283, respectively, as of December 31, 2003 and $287,996, $94,657, $652,606, $127,102, and $52,369, respectively, as of December 31, 2002.

(2)	Includes indirect and credit card loans of $262,782 and $34,551, respectively, as of December 31, 2003 and $260,029 and $27,846, respectively, as of December 31, 2002.

At December 31, 2003, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

Nonaccrual loans amounted to $24,247 and $28,616 at December 31, 2003 and 2002, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,680 and $1,733 during the years ended December 31, 2003 and 2002, respectively. Loans contractually past due ninety days or more aggregating $5,609 on December 31, 2003 and $4,625 on December 31, 2002 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

Impaired loans include non-consumer loans placed on nonaccual or renegotiated in a troubled debt restructuring. At December 31, 2003 and 2002, the Company had impaired loans of $23,913 and $27,101, respectively. Included in impaired loans at December 31, 2003 and 2002 are $4,494 and $5,067, respectively, of loans with impairment allowances of $2,035 and $2,642, respectively, included in the Company’s allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was approximately $25,933, $22,518 and $18,883, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2003, 2002 and 2001 would have been approximately $1,644, $1,615 and $1,565, respectively. At December 31, 2003, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Years ended December 31,	2003	2002	2001

Balance at beginning of year	$36,309	34,091	32,820
Allowance of acquired banking offices	385	—	—
Provision charged to operating expense	9,852	9,191	7,843
Less loans charged-off	(10,086)	(9,495)	(8,562)
Add back recoveries of loans previously charged-off	2,480	2,522	1,990

Balance at end of year	$38,940	36,309	34,091

(6)	OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of the following:

December 31,	2003	2002

OREO	$1,999	458
Less allowance for OREO losses	—	—

OREO, net of allowance	$1,999	458

The Company made no provisions for OREO losses in 2003, 2002 or 2001. The value of OREO was written down $10 during the year ending December 31, 2001.

(7)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2003	2002

Land	$16,416	15,794
Buildings and improvements	96,415	81,575
Furniture and equipment	49,314	46,103

	162,145	143,472
Less accumulated depreciation	(49,704)	(50,565)

Premises and equipment, net	$112,441	92,907

The Parent Company and a branch office lease premises from an affiliated partnership (see Note 25).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	GOODWILL

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its goodwill. The following table shows the pro forma effect of applying the non-amortization provisions of SFAS No. 142 to the results of operations for 2001.

Years ended December 31,	2003	2002	2001

Reported net income	$40,752	34,494	31,183
Add back goodwill amortization, net of tax effect	—	—	1,895

Pro forma net income	$40,752	34,494	33,078

Basic earnings per common share as reported	$5.18	4.41	3.97
Pro forma basic earnings per common share	5.18	4.41	4.21

Diluted earnings per common share as reported	$5.15	4.41	3.94
Pro forma diluted earnings per common share	5.15	4.41	4.18

All goodwill has been allocated to the Community Banking line of business. During 2003, the Company recorded goodwill of $4,595 related to acquisitions. During 2002, the Company wrote-off goodwill of $140 related to the sale of a branch banking office. Goodwill is tested annually using a fair value approach for impairment. No impairment losses were recorded in 2003 or 2002.

(9)	MORTGAGE SERVICING ASSETS

The Company is a servicer of residential mortgage loans and is compensated for loan administrative services performed in conjunction with mortgage servicing assets purchased in the secondary market and originated by FIB.

Information with respect to the Company’s mortgage servicing assets follows:

Years ended December 31,	2003	2002	2001

Balance at beginning of year	$8,406	6,322	4,964
Purchase of mortgage servicing assets	2,359	1,426	247
Origination of mortgage servicing assets	8,564	6,166	3,340
Amortization expense	(3,910)	(2,734)	(1,086)
Impairment charges	(1,014)	(2,774)	(1,143)

Balance at end of year	$14,405	8,406	6,322

At December 31, 2003, the estimated fair value of the Company’s servicing assets was $17,257. The fair value of servicing assets was determined using discount rates ranging from 8.8% to 12.0% and monthly prepayment speeds ranging from 0.8% to 2.7% depending upon the risk characteristics of the underlying loans. Impairment losses of $1,014, $2,774 and $1,143 were recognized as other expense in 2003, 2002 and 2001, respectively.

The principal balance of mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid balances of these loans were approximately $1,684,556 and $1,206,975 at December 31, 2003 and 2002, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(10)	OTHER ASSETS

At December 31, 2003 and 2002, other assets consisted of the following:

	2003	2002

Restricted equity securities of government agencies	$12,445	11,411
Cash surrender value of life insurance, net	58,704	54,222
Other	21,278	19,167

	$92,427	84,800

(11)	CASH SURRENDER VALUE OF LIFE INSURANCE

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The aggregate face amount of the key-executive insurance was $7,000 at December 31, 2003 and 2002. Cash surrender values are recorded net of outstanding policy loans. There were no outstanding policy loans as of December 31, 2003. Outstanding policy loans at December 31, 2002 were $2,986. The net cash surrender value of key-executive insurance policies included in other assets is $3,767 and $653 at December 31, 2003 and 2002, respectively.

The Company also has obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies is $3,421 and $3,080 at December 31, 2003 and 2002, respectively, and is included in other assets. Under these policies, the Company receives the net cash surrender value if the policy is terminated, or receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiary. The endorsement split dollar agreement will provide post retirement coverage for those selected key officers meeting specified retirement qualifications. The Company accrues the earned portion of the post-employment benefit through the vesting period.

During 2002, the Company obtained a group life insurance policy covering selected officers of the Company’s banking subsidiary. The net cash surrender value of the policy is $51,516 and $50,489 at December 31, 2003 and 2002, respectively, and is included in other assets. Under the policy, the Company receives the net cash surrender value if the policy is terminated, or receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiary if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of the banking subsidiary.

(12)	DEPOSITS

Deposits are summarized as follows:

December 31,	2003	2002

Noninterest bearing demand	$688,712	571,932
Interest bearing:
Demand	567,669	519,155
Savings	851,052	762,740
Time, $100 and over	375,528	338,991
Time, other	673,760	719,029

Total interest bearing	2,468,009	2,339,915

	$3,156,721	2,911,847

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of time deposits at December 31, 2003 are as follows:

	Time, $100
	and Over	Total Time

2004	$268,403	683,601
2005	66,845	232,011
2006	16,483	49,279
2007	16,800	58,479
2008	6,997	25,831
Thereafter	—	87

	$375,528	1,049,288

Interest expense on time deposits of $100 or more was $11,016, $12,616 and $17,047 for the years ended December 31, 2003, 2002 and 2001, respectively.

(13)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2003	2002	2001

Current:
Federal	$16,692	16,102	13,490
State	2,946	3,136	2,585

	19,638	19,238	16,075

Deferred:
Federal	2,059	(107)	1,557
State	570	116	269

	2,629	9	1,826

	$22,267	19,247	17,901

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2003, 2002 and 2001 to income before income taxes as a result of the following:

Year ended December 31,	2003	2002	2001

Tax expense at the statutory tax rate	$22,057	18,809	17,179
Increase (decrease) in tax resulting from:
Tax-exempt income	(2,306)	(1,834)	(1,902)
State income tax, net of federal income tax benefit	2,285	2,114	1,853
Amortization of nondeductible intangibles	28	113	436
Other, net	203	45	335

	$22,267	19,247	17,901

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2003	2002

Deferred tax assets:
Loans, principally due to allowance for loan losses	$12,724	12,959
Employee benefits	1,568	1,269
Investment securities, unrealized losses	695	—
Other	978	756

Deferred tax assets	15,965	14,984

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(2,542)	(1,538)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,005)	(1,073)
Prepaid amounts	(617)	(575)
Government agency stock dividends	(1,998)	(1,730)
Investment securities, unrealized gains	—	(2,627)
Goodwill and core deposit intangibles	(2,395)	(2,165)
Mortgage servicing rights	(3,421)	(2,011)
Other	(549)	(221)

Deferred tax liabilities	(12,527)	(11,940)

Net deferred tax asset	$3,438	3,044

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

The Company had current income taxes receivable of $823 at December 31, 2003 and current income taxes payable of $1,258 at December 31, 2002.

(14)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2003	2002

Parent Company:
Unsecured revolving term loan due June 30, 2005, interest payable quarterly at variable interest rates (2.83% weighted average rate at December 31, 2003)	$7,000	3,600
7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 with final maturity on October 1, 2006	12,900	16,600
Variable rate equipment note	—	1,472
5.71% unsecured note payable to former stockholder, principal and interest due annually through March 15, 2005	40	58

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31,	2003	2002

Subsidiaries:
Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 3.29% at December 31, 2003)	27,650	1,915

	$47,590	23,645

Maturities of long-term debt at December 31, 2003 are as follows:

2004	$5,667
2005	12,954
2006	8,236
2007	16,638
2008	1,626
Thereafter	2,469

$47,590

In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends. The Company was in compliance with all such restrictions as of December 31, 2003.

The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2003, $7,000 was advanced on the loan. The revolving facility requires a quarterly commitment fee of 0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. At various dates, the Company may elect either prime or a Eurodollar rates which vary depending on the Company’s capital ratios.

The notes payable to FHLB are secured by unencumbered residential and commercial real estate loans.

The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2003	2002

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (0.73% weighted average rate at December 31, 2003)	$7,137	7,970

	$7,137	7,970

The Company has federal funds lines of credit with third parties amounting to $100,000, subject to funds availability. These lines are subject to cancellation without notice. The Company has available lines of credit with the FHLB of approximately $274,000.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	SUBORDINATED DEBENTURE HELD BY DECONSOLIDATED SUBSIDIARY TRUST (TRUST PREFERRED SECURITIES)

During March 2003, the Company established FIST, a wholly-owned statutory business trust, for the exclusive purpose of issuing 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $40,000 in a private placement conducted as part of a pooled offering. Proceeds from the issuance and other assets of the trust of $41,238 were used to purchase a junior subordinated debenture (“Subordinated Debenture”) issued by the Parent Company. The Subordinated Debenture is the sole asset of FIST.

The Subordinated Debenture is unsecured and bears a cumulative floating interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum. The weighted average interest rate at December 31, 2003 was 4.29%. Interest distributions are made quarterly. The Company may defer the payment of interest at any time, from time to time, for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares is restricted. The Subordinated Debenture matures March 26, 2033 but may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after March 26, 2008. The Subordinated Debenture may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIST becoming subject to federal income tax on income received on the Subordinated Debenture, (2) interest payable by the Parent Company on the Subordinated Debenture becoming non-deductible for federal tax purposes, (3) the requirement for FIST to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Subordinated Debenture as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines.

The terms of the Trust Preferred Securities are identical to those of the Subordinated Debenture. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debenture at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by FIST.

Upon adoption of FIN 46 effective December 31, 2003, the Company deconsolidated the net assets and results of operations of FIST from its consolidated financial statements.

Issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

During 2003, the Company redeemed is previously existing 8.625% capital trust preferred securities. The redemption price of $40,240 was equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. Unamortized issue costs of $1,936 were charged to other expense on the date of redemption.

(16)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All non-temporary employees working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. Company contributions to this plan of $1,655, $1,290 and $1,267 were expensed in 2003, 2002 and 2001, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Company contributions to this plan of $2,427, $2,230 and $1,868 were expensed in 2003, 2002 and 2001, respectively.

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

Under the New Stock Option Plan, all options granted have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) and can be exercised for periods of up to ten years from the date of grant. During 2003, the Company awarded 122,020 options that vest over a three-year period. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

Information with respect to the Company’s New Stock Option Plan follows:

	2003	2002

Outstanding, beginning of year	596,901	2,450
Granted during year	122,020	609,721
Exercised during year	(22,275)	—
Cancelled during the year	—	(2,910)
Expired during the year	(6,415)	(12,360)

Outstanding, end of year	690,231	596,901

Information with respect to the weighted-average stock option exercise prices are as follows:

	2003	2002

Granted during year	$45.08	42.08
Exercised during year	42.00	—
Cancelled during the year	—	42.00
Expired during the year	42.00	42.00
Outstanding, end of year	42.62	42.08

Exercisable options outstanding under the New Stock Option Plan at December 31, 2003 had exercise prices ranging from $40.00 to $46.00 and a weighted average remaining life of 6.3 years. At December 31, 2003, the Company had 787,494 shares available for grant under the New Stock Option Plan.

Under the Old Option Plan, stock options and SARs granted prior to 1993 have a per share exercise price equal to the book value of the underlying common shares at the date of grant. Stock options and SARs granted in 1993 and thereafter have a per share exercise price equal to fair value at the date of grant. Each option granted under the Old Option Plan was subject to vesting as determined by the Compensation Committee and can be exercised for a period of up to ten years from the date of grant. Options outstanding under the Old Option Plan were 100% vested as of December 31, 2003. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

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

The Company accounts for the Old Option Plan as a variable plan, in accordance with APB No. 25, with compensation cost or benefit recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. The recorded expense related to this plan was $10, $30 and $503 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had liabilities related to obligations under this plan of $59 and $69, respectively.

Information with respect to stock options and SARs granted under the Old Option Plan follows:

	2003		2002		2001

Year ended December 31,	Options	SARs	Options	SARs	Options	SARs

Outstanding, beginning of year	2,250	—	21,720	3,000	386,256	4,400
Granted	—	—	—	—	112,173	—
Exercised	(550)	—	(19,470)	(3,000)	(378,003)	(1,400)
Cancelled	—	—	—	—	(98,706)	—

Outstanding, end of year	1,700	—	2,250	—	21,720	3,000

Information with respect to the weighted-average stock option exercise prices for options granted under the Old Option Plan follows:

Year ended December 31,	2003	2002	2001

Granted during year	$—	—	38.10
Exercised during year	12.40	25.94	27.87
Cancelled during year	—	—	39.98
SARs converted during year	—	19.02	—
Outstanding, end of year	14.80	14.21	24.73

Exercisable options outstanding under the Old Option Plan at December 31, 2003 had exercise prices ranging from $12.40 to $15.80 and a weighted average remaining life of 0.8 years.

(17)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $6,112 and $785 as of December 31, 2003 and 2002, respectively.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,455 in 2003, $3,179 in 2002 and $2,737 in 2001.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows:

		Related
	Third	Partnership
	parties	(See Note 25)	Total

For the year ending December 31:
2004	$2,234	1,033	3,267
2005	2,213	739	2,952
2006	1,895	32	1,927
2007	1,683	32	1,715
2008	1,273	24	1,297
Thereafter	9,448	—	9,448

	$18,746	1,860	20,606

(18)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to existing and new borrowers approximated $657,224 at December 31, 2003, which includes $132,994 on unused credit card lines and $127,764 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $562,124 at December 31, 2002, which included $110,883 on unused credit card lines and $110,565 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2003 and 2002, the Company had outstanding stand-by letters of credit of $69,676 and $60,716, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(19)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

At December 31, 2003, 91.4% of common shares held by shareholders are subject to shareholder’s agreements (Agreements). Under the Agreements, shares may not be sold or transferred without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

During 2003, the Company recapitalized its common stock through a $25,000 transfer from retained earnings.

The payment of dividends by subsidiary banks is subject to various federal and state regulatory limitations. In general, a bank is limited, without the prior consent of its regulators, to paying dividends that do not exceed current year net profits together with retained earnings from the two preceding calendar years.

(20)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2003	2002

Condensed balance sheets:
Cash and cash equivalents	$866	297
Investment in subsidiaries, at equity:
Bank subsidiary	325,179	300,984
Nonbank subsidiaries	6,842	8,027

Total investment in subsidiaries	332,021	309,011
Property and equipment	2,608	202
Other assets	13,152	9,766

Total assets	$348,647	319,276

Other liabilities	9,192	7,952
Long-term debt	23,991	26,233
Subordinated debenture held by deconsolidated subsidiary trust	41,238	41,237

Total liabilities	74,421	75,422
Stockholders’ equity	274,226	243,854

Total liabilities and stockholders’ equity	$348,647	319,276

Year ended December 31,	2003	2002	2001

Condensed statements of income:
Dividends from subsidiary banks	$28,534	26,307	26,207
Other interest income	60	12	35
Other income, primarily management fees from subsidiaries	5,857	4,199	3,993

Total income	34,451	30,518	30,235

Salaries and benefits	7,177	6,780	6,993
Interest expense	4,178	5,583	6,465
Other operating expenses, net	7,155	6,459	5,800

Total expenses	18,510	18,822	19,258

Earnings before income tax benefit	15,941	11,696	10,977
Income tax benefit	4,509	5,415	5,475

Income before undistributed earnings of subsidiaries	20,450	17,111	16,452
Undistributed earnings of subsidiaries	20,302	17,383	14,731

Net income	$40,752	34,494	31,183

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31,	2003	2002	2001

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$40,752	34,494	31,183
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(20,302)	(17,383)	(14,731)
Net loss on sale of equipment	—	—	35
Write down of equipment	—	1,347	—
Depreciation and amortization	144	103	303
Provision for deferred income taxes	1,103	83	(13)
Other, net	(4,228)	2,250	(2,793)

Net cash provided by operating activities	17,469	20,894	13,984

Cash flows from investing activities:
Capital expenditures, net of sales	(2,550)	333	226
Capitalization of subsidiaries	1,237	—	(846)
Acquisitions of banking offices, net of cash acquired	(4,900)	—	—

Net cash provided by (used in) investing activities	(6,213)	333	(620)

Cash flows from financing activities:
Net increase (decrease) in advances to nonbank subsidiaries	(452)	1,399	(99)
Borrowings of long-term debt	86,538	44,208	81,600
Repayments of long-term debt	(88,636)	(54,660)	(83,697)
Debt issuance costs, net	961	95	95
Dividends paid on common stock	(10,371)	(10,084)	(9,279)
Payments to retire common stock	(3,125)	(3,390)	(4,200)
Issuance of common stock	4,398	1,256	2,208

Net cash used in financing activities	(10,687)	(21,176)	(13,372)

Net change in cash and cash equivalents	569	51	(8)
Cash and cash equivalents, beginning of year	297	246	254

Cash and cash equivalents, end of year	$866	297	246

Noncash Investing and Financing Activities – In conjunction with the exercise of stock options, the Company transferred $35 and $75 in 2002 and 2001, respectively, from accrued liabilities to common stock. During 2002, the Company transferred equipment pending disposal of $2,300 to other assets.

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

For financial instruments bearing a variable interest rate where no credit risk exists, it is presumed that recorded book values are reasonable estimates of fair value. The methods and significant assumptions used to estimate fair values for the various financial instruments are set forth below.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Financial Assets. Carrying values of cash, cash equivalents, interest bearing deposits in bank and trading assets approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values of available-for-sale and held-to-maturity investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination. Fair values of mortgage servicing assets are based on a discounted cash flow pricing model using prevailing financial market information.

Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loan, subordinated debenture, equipment note and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair values. The fair values of subordinated notes and notes payable to the FHLB are estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair values of trust preferred securities are based on quoted market prices.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

A summary of the estimated fair values of financial instruments follows:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$277,291	277,291	310,892	310,892
Trading assets	1,722	1,722	799	799
Investment securities available-for-sale	707,444	707,444	716,267	716,267
Investment securities held-to-maturity	92,143	96,701	83,025	87,259
Net loans	2,515,959	2,527,542	2,200,241	2,223,152
Mortgage servicing assets, net	14,405	17,257	8,406	8,934

Total financial assets	$3,608,964	3,627,957	3,319,630	3,347,303

Financial liabilities:
Total deposits, excluding time deposits	$2,107,433	2,107,433	1,853,827	1,853,827
Time deposits	1,049,288	1,056,018	1,058,020	1,067,734
Securities sold under repurchase agreements	323,406	323,406	300,234	300,234
Other borrowed funds	7,137	7,137	7,970	7,970
Long-term debt	47,590	49,826	23,645	25,871
Subordinated debenture held by deconsolidated subsidiary trust	41,238	41,238	—	—
Trust preferred securities	—	—	40,000	39,200

Total financial liabilities	$3,576,092	3,585,058	3,283,696	3,294,836

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(22)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2003	2002	2001

Net income basic and diluted	$40,752	34,494	31,183

Average outstanding shares - basic	7,872,882	7,813,770	7,854,576
Add: effect of dilutive stock options	37,065	16,659	67,118

Average outstanding shares - diluted	7,909,947	7,830,429	7,921,694

Basic earnings per share	$5.18	4.41	3.97

Diluted earnings per share	$5.15	4.41	3.94

There were no antidilutive stock options outstanding for the years ended December 31, 2003, 2002 or 2001.

(23)	ACQUISITIONS

On January 1, 2003, the Company acquired all of the outstanding stock of Silver Run Bancorporation, Inc. (“SRBI”) and its bank subsidiary, United States National Bank of Red Lodge (“USNB”). The total purchase price of $8,666 was funded through a combination of Company common stock with an aggregate value of $3,829 and cash of $4,837. At the acquisition date, SRBI had gross loans of $35,682 and deposits of $41,602. SRBI was subsequently dissolved and USNB was merged into the Company’s banking subsidiary. The excess purchase price over the fair value of identifiable net assets of $4,856 was allocated to core deposit intangible of $261 and goodwill of $4,595. Core deposit intangible is being amortized using an accelerated method over 10 years. Goodwill is not amortized, but rather is tested at least annually for impairment.

(24)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $21,330, $15,204 and $17,604 for income taxes during 2003, 2002 and 2001, respectively. The Company paid cash of $52,996, $67,788 and $96,801 for interest during 2003, 2002 and 2001, respectively.

The Company transferred loans of $2,589, $1,420 and $485 to other real estate owned in 2003, 2002 and 2001, respectively.

In conjunction with acquisitions during 2003, the Company received assets with fair values of $56,100 and assumed liabilities of $47,042. In conjunction with the sale of the net assets of a banking office in 2002, the Company divested assets and liabilities with book values of $19,695 and $24,432, respectively.

In conjunction with the exercise of stock options, the Company transferred $35 and $75 in 2002 and 2001, respectively, from accrued liabilities to common stock.

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

The Company has banking transactions in the ordinary course of business with related parties, including business with directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that did not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $17,596 at December 31, 2003 and $16,124 at December 31, 2002. During 2003, new loans and advances on existing loans of $32,715 were funded and repayments totaled $31,031. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk loans and are allowable under the Sarbanes Oxley Act of 2002.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The other 50% is owned by a company in which a director of the Company owns beneficially an equity interest of approximately 33%. At December 31, 2003, the partnership has indebtedness of $6,980 which is full recourse to the partners. Total rents, including maintenance, paid to the partnership were $1,501 in 2003, $1,462 in 2002, and $1,493 in 2001.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $323, $362, and $279 in 2003, 2002 and 2001, respectively.

In March 2003, the Company purchased a Cessna Citation 525 aircraft from the Company’s then chief executive officer for $2,550, the aircraft’s fair value at date of acquisition as determined by an independent appraiser.

In February 2002, the Company sold a Cessna 340 aircraft to a director of the Company, for fair value of $375.

In January 2002, the Company entered into a lease for the use of a Citation 550 aircraft with an entity wholly-owned by the Company’s then chief executive officer. Under the terms of the lease, the Company pays all of the operating expenses of the aircraft. In addition to paying all operating expenses, the Company paid $48 and $53 for use of the aircraft and received reimbursement of operating costs of $70 and $49 from the chief executive officer for his personal use of the aircraft during 2003 and 2002, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Selected business line information as of and for the years ended December 31, 2003, 2002 and 2001 follows:

	Community	Technology
For the Year Ended December 31, 2003	Banking	Services	Other	Total

Net interest income (expense)	$144,666	24	(4,046)	140,644
Provision for loan losses	9,860	—	(8)	9,852

Net interest income after provision	134,806	24	(4,038)	130,792
Non-interest income
External sources	58,332	11,497	323	70,152
Internal sources	7	13,366	(13,373)	—

Total non-interest income	58,339	24,863	(13,050)	70,152
Non-interest expenses	125,027	17,532	(4,634)	137,925

Income (loss) before taxes	68,118	7,355	(12,454)	63,019
Income tax expense (benefit)	23,863	2,945	(4,541)	22,267

Net income (loss)	$44,255	4,410	(7,913)	40,752

Depreciation & amortization(1)	$11,861	—	144	12,005

Total assets as of December 31, 2003	$3,860,577	5,459	13,708	3,879,744

Investment in equity method investees as of December 31, 2003	$2,059	—	1,376	3,435

	Community	Technology
For the Year Ended December 31, 2002	Banking	Services	Other	Total

Net interest income (expense)	$141,241	36	(5,430)	135,847
Provision for loan losses	9,191	—	—	9,191

Net interest income after provision	132,050	36	(5,430)	126,656
Non-interest income
External sources	49,560	11,041	300	60,901
Internal sources	7	12,024	(12,031)	—

Total non-interest income	49,567	23,065	(11,731)	60,901
Non-interest expenses	118,385	17,843	(2,412)	133,816

Income (loss) before taxes	63,232	5,258	(14,749)	53,741
Income tax expense (benefit)	22,587	2,091	(5,431)	19,247

Net income (loss)	$40,645	3,167	(9,318)	34,494

Depreciation & amortization(1)	$11,544	—	103	11,647

Total assets as of December 31, 2002	$3,544,976	5,885	8,107	3,558,968

Investment in equity method investees as of December 31, 2002	$1,861	—	133	1,994

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Community	Technology
For the Year Ended December 31, 2001	Banking	Services	Other	Total

Net interest income (expense)	$131,210	106	(6,275)	125,041
Provision for loan losses	7,443	—	400	7,843

Net interest income after provision	123,767	106	(6,675)	117,198
Non-interest income
External sources	40,166	10,255	1,714	52,135
Internal sources	—	11,874	(11,874)	—

Total non-interest income	40,166	22,129	(10,160)	52,135
Non-interest expenses	104,947	17,183	(1,881)	120,249

Income (loss) before taxes	58,986	5,052	(14,954)	49,084
Income tax expense (benefit)	21,313	2,002	(5,414)	17,901

Net income (loss)	$37,673	3,050	(9,540)	31,183

Depreciation & amortization(1)	$11,166	—	302	11,468

Total assets as of December 31, 2001	$3,263,946	5,508	9,396	3,278,850

Investment in equity method investees as of December 31, 2001	$1,621	—	314	1,935

(1)	The Technology Services line of business does not record depreciation or amortization expense as it leases all equipment from the Community Banking line of business.

(a)	2.	Financial statement schedules

		All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(3)	Bylaws of First Interstate BancSystem, Inc.

3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999

3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of Independent Auditors

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(b)	Reports on Form 8-K

A report on Form 8-K dated October 27, 2003 was filed by the Company providing third quarter 2003 performance results and comments on same from Company management.

(c)	Exhibits

See Item 15(a)3 above.

(d)	Financial Statements Schedules

See Item 15(a)2 above.

Exhibit Index

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(3)	Bylaws of First Interstate BancSystem, Inc.

3.6(10)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated March 18, 1999

3.7(11)	Amendment to Bylaws of First Interstate BancSystem, Inc. dated May 18, 2001

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreement between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of Independent Auditors

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit No.	Description

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	February 18, 2004

	Lyle R. Knight	Date
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 18, 2004

	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 18, 2004

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ HOMER A. SCOTT, JR.	February 18, 2004

	Homer A. Scott, Jr., Director	Date

By:	/s/ RANDALL I. SCOTT	February 18, 2004

	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 18, 2004

	Sandra A. Scott Suzor, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 18, 2004

	John M. Heyneman, Jr., Director	Date

By:	/s/ JOEL T. LONG	February 18, 2004

	Joel T. Long, Director	Date

By:	/s/ JAMES W. HAUGH	February 18, 2004

	James W. Haugh, Director	Date

By:	/s/ DAVID H. CRUM	February 18, 2004

	David H. Crum, Director	Date

By:	/s/ TERRY W. PAYNE	February 18, 2004

	Terry W. Payne, Director	Date

By:	/s/ C. GARY JENNINGS	February 18, 2004

	C. Gary Jennings, Director	Date

By:	/s/ ROBERT L. NANCE	February 18, 2004

	Robert L. Nance, Director	Date

By:	/s/ ELOUISE C. COBELL	February 18, 2004

	Elouise C. Cobell, Director	Date

By:	/s/ RICHARD A. DORN	February 18, 2004

	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 18, 2004

	William B. Ebzery, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 18, 2004

	Michael J. Sullivan, Director	Date

By:	/s/ LYLE R. KNIGHT	February 18, 2004

	Lyle R. Knight	Date
President, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ JULIE A. SCOTT	February 18, 2004

	Julie A. Scott	Date
Vice President and Director

By:	/s/ TERRILL R. MOORE	February 18, 2004

	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)