Form 10-Q
period 2004-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2004-05-03
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]    No [X]

The Registrant had 7,896,614 shares of common stock outstanding on March 31, 2004.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$204,541	$214,529
Federal funds sold	58,140	66,455
Interest bearing deposits in banks	325	458
Trading assets	2,310	1,722
Investment securities:
Available-for-sale	711,174	707,444
Held-to-maturity	95,837	92,143

Total investment securities	807,011	799,587

Loans	2,568,944	2,554,899
Less allowance for loan losses	39,998	38,940

Net loans	2,528,946	2,515,959

Premises and equipment, net	116,314	112,441
Accrued interest receivable	19,112	19,411
Goodwill, net of accumulated amortization	37,626	37,626
Core deposit intangibles, net of accumulated amortization	3,154	3,438
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,164	14,405
Other real estate owned, net	1,988	1,999
Deferred tax asset, net	1,612	3,438
Other assets	88,292	88,276

Total assets	$3,883,535	$3,879,744

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$654,303	$688,712
Interest bearing	2,483,033	2,468,009

Total deposits	3,137,336	3,156,721

Securities sold under repurchase agreements	336,043	323,406
Accrued interest payable	10,014	10,206
Accounts payable and accrued expenses	20,675	19,220
Other borrowed funds	7,399	7,137
Long-term debt	46,859	47,590
Subordinated debenture held by deconsolidated subsidiary trust	41,238	41,238

Total liabilities	3,599,564	3,605,518

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of March 31, 2004 or December 31, 2003	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,896,614 shares as of March 31, 2004 and 7,912,699 shares as of December 31, 2003	32,365	33,187
Retained earnings	249,133	242,105
Accumulated other comprehensive income (loss), net	2,473	(1,066)

Total stockholders’ equity	283,971	274,226

Total liabilities and stockholders’ equity	$3,883,535	$3,879,744

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$39,023	$38,630
Interest and dividends on investment securities and trading assets:
Taxable	6,408	6,920
Exempt from federal taxes	1,003	967
Interest on deposits in banks	1	16
Interest on federal funds sold	132	151

Total interest income	46,567	46,684

Interest expense:
Interest on deposits	8,522	11,780
Interest on securities sold under repurchase agreements	524	674
Interest on other borrowed funds	11	20
Interest on long-term debt	568	513
Interest on subordinated debenture held by deconsolidated subsidiary trust	459	—
Interest on trust preferred securities	—	907

Total interest expense	10,084	13,894

Net interest income	36,483	32,790
Provision for loan losses	2,418	2,430

Net interest income after provision for loan losses	34,065	30,360

Noninterest income:
Income from fiduciary activities	1,378	1,188
Service charges on deposit accounts	4,674	3,864
Technology services	3,041	2,804
Other service charges, commissions and fees	6,239	7,495
Investment securities gains, net	30	1,475
Other real estate income (expense), net	33	(16)
Other income	1,232	982

Total noninterest income	16,627	17,792

Noninterest expense:
Salaries, wages and employee benefits	18,340	17,278
Occupancy, net	2,688	2,714
Furniture and equipment	3,545	3,046
FDIC insurance	118	125
Core deposit intangible amortization expense	283	305
Other expenses	10,740	11,104

Total noninterest expense	35,714	34,572

Income before income taxes	14,978	13,580
Income tax expense	5,260	4,743

Net income	$9,718	$8,837

Basic earnings per common share	$1.23	$1.12

Diluted earnings per common share	$1.22	$1.12

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Accumulated
			other	Total
	Common	Retained	comprehensive	stockholders’
	stock	earnings	income (loss)	equity
Balance at December 31, 2003	$33,187	$242,105	$(1,066)	$274,226
Comprehensive income:
Net income	—	9,718	—	9,718
Unrealized gains on available-for-sale investment securities, net of income tax expense of $2,275	—	—	3,557	3,557
Less reclassification adjustment for gains included in net income, net of income tax expense of $12	—	—	(18)	(18)

Other comprehensive income				3,539

Total comprehensive income				13,257

Common stock transactions:
21,817 shares retired	(1,106)	—	—	(1,106)
5,732 shares issued	284	—	—	284

Cash dividends declared:
Common ($0.34 per share)	—	(2,690)	—	(2,690)

Balance at March 31, 2004	$32,365	$249,133	$2,473	$283,971

Balance at December 31, 2002	$3,085	$236,724	$4,045	$243,854

Comprehensive income:
Net income	—	8,837	—	8,837
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,725	—	—	(2,697)	(2,697)
Less reclassification adjustment for gains included in net income, net of income tax expense of $575	—	—	(900)	(900)

Other comprehensive income				(3,597)

Total comprehensive income				5,240

Common stock transactions:
19,704 shares retired	(896)	—	—	(896)
89,184 shares issued	4,010	—	—	4,010

Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—

Cash dividends declared:
Common ($0.34 per share)	—	(2,653)	—	(2,653)

Balance at March 31, 2003	$31,199	$217,908	$448	$249,555

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months
	ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$9,718	$8,837
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(189)	(28)
Provision for loan losses	2,418	2,430
Depreciation and core deposit amortization	3,223	2,846
Net premium amortization on investment securities	673	1,159
Net gain on sale of investment securities	(30)	(1,475)
Net gain on sale of loans	(955)	(2,079)
Net loss (gain) on sale of property and equipment	(22)	6
Net gain on sale of other real estate owned	(51)	—
Increase in valuation reserve for mortgage servicing rights	1,029	2,381
Write-down of equipment pending disposition	—	32
Deferred income taxes	(476)	(1,318)
Changes in operating assets and liabilities:
Increase in trading investment securities	(573)	(374)
Decrease in interest receivable	299	900
Decrease (increase) in other assets	889	(1,545)
Increase (decrease) in accrued interest payable	(192)	470
Increase in accounts payable and accrued expenses	1,167	12,038

Net cash provided by operating activities	16,928	24,280

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,746)	(3,905)
Available-for-sale	(141,707)	(249,771)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	23	1,338
Available-for-sale	143,195	181,327
Proceeds from sales of available-for-sale investment securities	117	46,445
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	(123)	40,025
Purchases and originations of mortgage servicing rights	(1,638)	(2,648)
Extensions of credit to customers, net of repayments	(15,523)	(87,806)
Recoveries of loans charged-off	530	527
Proceeds from sales of other real estate	605	61
Net capital expenditures	(6,898)	(2,974)
Acquisitions, net of cash and cash equivalents acquired	269	2,842
Capital distributions from joint ventures	250	200

Net cash used in investing activities	(24,646)	(74,339)

Cash flows from financing activities:
Net increase (decrease) in deposits	(19,385)	14,134
Net increase (decrease) in repurchase agreements	12,637	(3,382)
Net increase (decrease) in other borrowed funds	262	(4,072)
Borrowings of long-term debt	7,025	31,100
Repayments of long-term debt	(7,756)	(19,244)
Proceeds from issuance of subordinated debenture	—	40,000
Net decrease (increase) in debt issuance costs	11	(1,005)
Proceeds from issuance of common stock	284	181
Payments to retire common stock	(1,106)	(896)
Dividends paid on common stock	(2,690)	(2,653)

Net cash provided by (used in) financing activities	(10,718)	54,163

Net increase (decrease) in cash and cash equivalents	(18,436)	4,104
Cash and cash equivalents at beginning of period	281,442	310,892

Cash and cash equivalents at end of period	$263,006	$314,996

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2004 and December 31, 2003 and the results of operations and cash flows for each of the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2003 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the March 31, 2004 presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)	Stock-Based Compensation

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

	For the three months ended March 31,
	2004	2003
Net income as reported	$9,718	$8,837
Deduct: total stock-based employee compensation expense determined under a fair value based method for fixed plan awards, net of tax effect	(85)	(57)

Pro forma net income	$9,633	$8,780

Basic earnings per share	$1.23	$1.12
Pro forma basic earnings per share	1.22	1.12

Diluted earnings per share	$1.22	$1.12
Pro forma diluted earnings per share	1.21	1.11

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the three months ended March 31, 2004 and 2003 were $4.58 and $5.09, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.12% and 4.06%; dividend yields of 3.23% and 2.96%; expected stock price volatility of 7.8% and 9.1%; and, expected lives of options of 8.5 years and 10.0 years in 2004 and 2003, respectively.

(3)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003.

	For the three months ended March 31,
	2004	2003
Net income basic and diluted	$9,718	$8,837

Average outstanding shares – basic	7,907,790	7,868,779
Add: effect of dilutive stock options	65,402	26,394

Average outstanding shares – diluted	7,973,192	7,895,173

Basic earnings per share	$1.23	$1.12

Diluted earnings per share	$1.22	$1.12

(4)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $22,558 as of March 31, 2004.

The Company had commitments under construction contracts of $3,474 as of March 31, 2004.

(5)	Financial Instruments with Off-Balance Sheet Risk

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2004, commitments to extend credit to existing and new borrowers approximated $669,709, which includes $139,414 on unused credit card lines and $152,767 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2004, the Company had outstanding standby letters of credit of $73,727. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At March 31, 2004 the partnership had indebtedness of $6,791, which is full recourse to the partners.

(6)	Business Line Reporting

The Company is managed along two primary business lines, community banking and technology services. The community banking line encompasses consumer and commercial banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extensions of credit and fee-based investment services and mortgage loan servicing. The technology services line encompasses technology services provided to affiliated and non-affiliated financial institutions including core application data processing, ATM processing support, item proof and capture services, wide area network services and system support.

Included in the other category is the net funding cost and other expenses of the Parent Company, the operational results of non-bank subsidiaries (except the technology services business line), compensation expense or benefit related to certain stock-based employee compensation and intercompany eliminations.

Selected business line information for the three month periods ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31, 2004
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$37,249	$4	$(770)	$36,483
Provision for loan losses	2,418	—		2,418

Net interest income (expense) after provision	34,831	4	(770)	34,065
Non-interest income:
External sources	13,462	3,041	124	16,627
Other operating segments	1	3,321	(3,322)	—
Non-interest expense	32,464	4,837	(1,587)	35,714

Income (loss) before income taxes	15,830	1,529	(2,381)	14,978
Income tax expense (benefit)	5,440	607	(787)	5,260

Net income (loss)	$10,390	$922	$(1,594)	$9,718

Depreciation and core deposit amortization expense	$3,176	$—	$47	$3,223

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2003
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$34,130	$7	$(1,347)	$32,790
Provision for loan losses	2,430	—	—	2,430

Net interest income (expense) after provision	31,700	7	(1,347)	30,360
Non-interest income:
External sources	14,960	2,804	28	17,792
Other operating segments	2	3,321	(3,323)	—
Non-interest expense	32,247	4,118	(1,793)	34,572

Income (loss) before income taxes	14,415	2,014	(2,849)	13,580
Income tax expense (benefit)	5,031	796	(1,084)	4,743

Net income (loss)	$9,384	$1,218	$(1,765)	$8,837

Depreciation and core deposit amortization expense	$2,843	$—	$3	$2,846

(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $10,276 and $13,255 for interest during the three months ended March 31, 2004 and 2003, respectively. The Company paid cash of $14 and $1,268 for income taxes during the three months ended March 31, 2004 and 2003, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this document including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and, the availability of capital to fund expansion of the Company’s business, and other factors identified under the caption “Risk Factors” in Part I, Item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Given these uncertainties, holders of the Company’s securities and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

     The Company reported net income of $9.7 million, or $1.22 per diluted share, for the three months ended March 31, 2004 as compared to $8.8 million, or $1.12 per diluted share, for the same period in 2003 primarily due to higher net interest income.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $3.7 million, or 11.3%, to $36.5 million for the three months ended March 31, 2004, as compared to $32.8 million for the same period in 2003. This increase is primarily due to higher average interest earning assets, primarily loans, outstanding during the three months ended March 31, 2004 coupled with a lower average funding cost. The FTE net interest margin ratio increased 7 basis points to 4.40% for the three months ended March 31, 2004 as compared to 4.33% for the same period in the prior year.

     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income decreased $1.2 million, or 6.5%, to $16.6 million for the three months ended March 31, 2004 as compared to $17.8 million for the same period in 2003. Significant components of the decrease are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage loan servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees decreased $1.3 million, or 16.8%, to $6.2 million for the three months ended March 31, 2004 as compared to $7.5 million for the same period in 2003. Revenues from the origination and sale of residential real estate loans decreased $2.3 million during the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to lower volumes of loans originated for sale. This decrease was partially offset by increases in revenues from brokerage activities and mortgage loan servicing.

     Service charges on deposit accounts increased $810 thousand, or 21.0%, to $4.7 million for the three months ended March 31, 2004 as compared to $3.9 million for the same period in 2003 primarily due to increases in service fee rates for check processing, account overdraft processing and stopping check payments that became effective during the second and third quarters of 2003.

     Net investment securities gains decreased $1.4 million, or 98.0%, to $30 thousand during the three months ended March 31, 2004 as compared to $1.5 million during the same period in 2003. Prior year gains were primarily used to offset impairment charges related to capitalized mortgage servicing rights recorded during the same period.

     Other income primarily includes increases in bank-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of fixed assets. Other income increased $250 thousand, or 25.5%, to $1.2 million for the three months ended March 31, 2004 as compared to $982 thousand for the same period in 2003 primarily due to higher revenues from bank-owned life insurance and increases in earnings of unconsolidated subsidiaries.

     The Company recorded net income related to other real estate owned (“OREO”) of $33 thousand during the three months ended March 31, 2004 as compared to net OREO expense of $16 thousand during the same period in 2003. Variations in net OREO income or expense during the periods are primarily the result of realized gains or losses on sales of OREO. OREO income or expense is directly related to prevailing economic conditions and could fluctuate significantly as economic changes occur in the Company’s market areas.

     Noninterest Expense. Noninterest expense increased $1.1 million, or 3.3%, to $35.7 million for the three months ended March 31, 2004 as compared to $34.6 million for the same period in 2003. Significant components of the increase are discussed below.

     Furniture and equipment expenses increased $499 thousand, or 16.4%, to $3.5 million for the three months ended March 31, 2004 as compared to $3.0 million for the same period in 2003 primarily due to depreciation expense associated with computer mainframe hardware and software placed into service in June 2003.

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and, amortization of and impairment charges or reversals related to capitalized mortgage servicing rights. Other expenses decreased $364 thousand, or 3.3%, to $10.7 million for the three months ended March 31, 2004 as compared to $11.1 million for the same period in 2003 primarily due to lower amortization expense and impairment charges related to capitalized mortgage servicing rights. Amortization expense and impairment charges aggregated $1.9 million during the three months ended March 31, 2004 as compared to $3.5 million during the same period in the prior year. These decreases were partially offset by three non-recurring losses aggregating $553 thousand and normal inflationary increases in other expenses occurring during the first quarter of 2004.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 35.1% and 34.9% for the three months ended March 31, 2004 and 2003, respectively.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three months ended March 31, 2004 and 2003.

     Community Banking. Community banking net income increased $1.0 million, or 10.7%, to $10.4 million for the three months ended March 31, 2004 as compared to $9.4 million for the same period in 2003. Significant components of the increase are discussed below.

     Net interest income increased $3.1 million, or 9.1%, to $37.2 million for the three months ended March 31, 2004 as compared to $34.1 million for the same period in 2003 primarily due to higher average interest earning assets outstanding during the three months ended March 31, 2004 coupled with a lower average funding cost.

     Noninterest income decreased $1.5 million, or 10.0%, to $13.5 million for the three months ended March 31, 2004 as compared to $15.0 million for the same period in 2003 primarily due to fluctuations in gains and losses on sales of investment securities and decreases in revenues from the origination and processing of residential real estate loans held for sale. These decreases were partially offset by increases in deposit account service fee rates and higher revenues from brokerage activities and mortgage loan servicing.

     Noninterest expense increased $217 thousand, or 0.7%, to $32.5 million for the three months ended March 31, 2004 as compared to $32.2 million for the same period in 2003. Decreases in noninterest expense due to lower amortization expense and impairment charges related to mortgage servicing rights were offset by increases in salaries, wages and benefits expense, non-recurring losses of $268 thousand and inflationary increases in other operating expenses.

     Technology Services. Technology services net income decreased $296 thousand, or 24.3%, to $922 thousand for the three months ended March 31, 2004, as compared to $1.2 million for the same period in 2003 primarily due to increases in computer equipment rental and salaries, wages and benefits expenses.

     Other. Other net losses decreased $171 thousand, or 9.7%, to $1.6 million for the three months ended March 31, 2004 as compared to $1.8 million for the same period in 2003 primarily due to lower interest expense on a reissued subordinated debenture and long-term debt. These decreases were partially offset by a non–recurring loss of $285 thousand.

FINANCIAL CONDITION

     Loans. Total loans increased $14 million, or less than 1.0%, to $2,569 million as of March 31, 2004 from $2,555 million as of December 31, 2003 primarily due to internal growth in commercial loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $7 million, or less than 1.0%, to $807 million as of March 31, 2004 from $800 million as of December 31, 2003. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2004, no investment securities had been in a continuous loss position more than twelve months. The Company recorded no impairment losses during the three months ended March 31, 2004 and 2003.

     Deferred Tax Asset. Deferred tax asset decreased $2 million, or 53.1%, to $2 million as of March 31, 2004 from $3 million as of December 31, 2003 primarily due to fluctuations in net unrealized gains and losses on available-for-sale investment securities.

     Deposits. Total deposits decreased $20 million, or less than 1.0%, to $3,137 million as of March 31, 2004 from $3,157 million as of December 31, 2003. Seasonal declines in overall deposit growth have historically occurred during the first half of the year but have been offset in recent years by acquisitions and/or internal growth generated through new branch openings.

     Repurchase Agreements. In addition to deposits, the Company uses repurchase agreements with primarily commercial depositors as an additional source of funds. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $13 million, or 3.9%, to $336 million as of March 30, 2004 from $323 million as of December 31, 2003.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $1 million, or 7.5%, to $21 million as of March 31, 2004 from $19 million as of December 31, 2003 primarily due to timing of corporate income tax payments.

ASSET QUALITY

     Non-performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $2 million, or 6.5%, to $29 million as of March 31, 2004 as compared to $31 million as of December 31, 2003 primarily due to the matured loans of one commercial borrower in the process of renewal at December 31, 2003.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $12 thousand, or less than 1.0%, to $2.4 million for the three months ended March 31, 2004. The allowance for loan losses was $40 million, or 1.56% of total loans, as of March 31, 2004 as compared to $39 million, or 1.52% of total loans, at December 31, 2003.

ASSET LIABILITY MANAGEMENT

     The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities that reprice or mature within a given period of time. Management monitors the sensitivity of the net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company’s balance sheet structure is primarily short-term in nature with most interest earning assets and interest bearing liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. As of March 31, 2004, the Company’s income simulation models predict net interest income will decrease $15.5 million, or 10.3%, over the next twelve months assuming an immediate downward shift in market interest rates of 1.0%. Management considers the possibility of interest rates declining by one percent during the next twelve months as highly unlikely. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases and there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

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

     Net cash provided by operating activities, primarily net income, totaled $17 million for the three months ended March 31, 2004 as compared to $24 million for the same period in 2003. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $25 million for the three months ended March 31, 2004 as compared to $74 million for the same period in the prior year. Net cash provided by or used in financing activities is primarily a function of increases or decreases in customer deposits, borrowings or the issuance of securities or stock. Net cash used in financing activities totaled $11 million for the three months ended March 31, 2004 as compared to net cash provided by financing activities of $54 million for the same period in the prior year. The change in cash used in or provided by financing activities is primarily the result of decreases in deposits and long-term debt.

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

CAPITAL RESOURCES

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At March 31, 2004, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of March 31, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs
January 2004	3,894	$49.50	0	Not Applicable
February 2004	524	$49.50	0	Not Applicable
March 2004	17,399	$51.00	0	Not Applicable

Year-to-date	21,817	$50.70	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock.

Item 3. Defaults upon Senior Securities

                    None.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable or required.

Item 5. Other Information

            Not applicable or required.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	A report on Form 8-K dated January 22, 2004 was filed by the Company announcing an increase in the quarterly dividend to common shareholders to $0.40 per common share.

A report on Form 8-K dated February 18, 2004 was filed by the Company providing fourth quarter 2003 performance results and comments on same from Company management.

A report on Form 8-K dated March 15, 2004 was filed by the Company providing notification of the dismissal of Ernst & Young LLP as the Company’s independent auditors and the engagement of McGladrey & Pullen, LLP as the Company’s principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date April 30, 2004	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date April 30, 2004	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer