Form 10-Q
period 2004-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2004-07-27
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The registrant had 7,895,954 shares of common stock outstanding on June 30, 2004.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$251,229	$214,529
Federal funds sold		41,040
Interest bearing deposits in banks	3,879	458
Trading assets	2,321	1,722
Investment securities:
Available-for-sale	692,129	707,444
Held-to-maturity	96,962	92,143

Total investment securities	789,091	799,587
Loans	2,660,375	2,554,899
Less allowance for loan losses	41,174	38,940

Net loans	2,619,201	2,515,959
Premises and equipment, net	117,495	112,441
Accrued interest receivable	20,535	19,411
Goodwill	37,626	37,626
Core deposit intangible, net of accumulated amortization	2,871	3,438
Mortgage servicing rights, net of accumulated amortization and impairment reserve	16,978	14,405
Other real estate owned, net	1,724	1,999
Deferred tax asset, net	7,774	3,438
Other assets	90,292	88,276

Total assets	$4,002,056	$3,879,744

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$717,446	$688,712
Interest bearing	2,511,319	2,468,009

Total deposits	3,228,765	3,156,721
Securities sold under repurchase agreements	366,358	323,406
Accrued interest payable	9,688	10,206
Accounts payable and accrued expenses	23,029	19,220
Other borrowed funds	8,266	7,137
Long-term debt	42,997	47,590
Subordinated debenture held by deconsolidated subsidiary trust	41,238	41,238

Total liabilities	3,720,341	3,605,518
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2004 or December 31, 2003	–	–
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,895,954 shares as of June 30, 2004 and 7,912,699 shares as of December 31, 2003	32,245	33,187
Unearned compensation - restricted stock	(433)	–
Retained earnings	258,547	242,105
Accumulated other comprehensive income, net	(8,644)	(1,066)

Total stockholders’ equity	281,715	274,226

Total liabilities and stockholders’ equity	$4,002,056	$3,879,744

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$39,562	$40,259	$78,585	$78,889
Interest and dividends on investment securities and trading assets:
Taxable	6,362	6,833	12,770	13,753
Exempt from Federal taxes	1,029	992	2,032	1,959
Interest on deposits in banks	6	2	7	18
Interest on Federal funds sold	87	90	219	241

Total interest income	47,046	48,176	93,613	94,860

Interest expense:
Interest on deposits	8,326	10,555	16,848	22,335
Interest on Federal funds purchased	33	41	33	41
Interest on securities sold under repurchase agreements	601	551	1,125	1,225
Interest on other borrowed funds	20	11	31	31
Interest on long-term debt	561	653	1,129	1,166
Interest on subordinated debenture held by deconsolidated subsidiary trust	452	–	911	–
Interest on trust preferred securities	–	698	–	1,605

Total interest expense	9,993	12,509	20,077	26,403

Net interest income	37,053	35,667	73,536	68,457
Provision for loan losses	2,541	2,570	4,959	5,000

Net interest income after provision for loan losses	34,512	33,097	68,577	63,457
Noninterest income:
Income from fiduciary activities	1,439	1,301	2,817	2,489
Service charges on deposit accounts	4,986	4,286	9,660	8,150
Technology services	3,198	2,801	6,239	5,605
Other service charges, commissions and fees	7,308	8,801	13,547	16,296
Investment securities gains (losses), net	(740)	33	(710)	1,508
Other real estate income (expense)	(6)	(38)	27	(54)
Other income	1,084	1,260	2,316	2,242

Total noninterest income	17,269	18,444	33,896	36,236

Noninterest expense:
Salaries, wages and employee benefits	17,660	16,815	36,000	34,093
Occupancy, net	2,913	2,802	5,601	5,516
Furniture and equipment	3,728	3,394	7,273	6,440
FDIC insurance	119	114	237	239
Core deposit intangible amortization expense	283	305	566	610
Other expenses	7,599	12,054	18,339	23,158

Total noninterest expense	32,302	35,484	68,016	70,056

Income before income taxes	19,479	16,057	34,457	29,637
Income tax expense	6,907	5,822	12,167	10,565

Net income	$12,572	$10,235	$22,290	$19,072

Basic earnings per common share	$1.59	$1.30	$2.82	$2.42

Diluted earnings per common share	$1.58	$1.30	$2.80	$2.42

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Unearned	Accumulated
			compensation	other	Total
	Common	Retained	on restricted	comprehensive	stockholders’
	stock	earnings	stock	income	equity
Balance at December 31, 2003	$33,187	$242,105	$–	$(1,066)	$274,226
Comprehensive income:
Net income	–	22,290	–	–	22,290
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,568	–	–	–	(7,144)	(7,144)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $276	–	–	–	(434)	(434)

Other comprehensive income					(7,578)

Total comprehensive income					14,712

Common stock transactions:
35,627 shares retired	(1,821)	–	–	–	(1,821)
9,882 shares issued	420	–	–	–	420
9,000 shares issued pursuant to restricted stock plan	459	–	(459)	–	–
Remeasurement and amortization of restricted stock awards	–	–	26	–	26
Cash dividends declared:
Common ($0.74 per share)	–	(5,848)	–	–	(5,848)

Balance at June 30, 2004	$32,245	$258,547	$(433)	$(8,644)	$281,715

Balance at December 31, 2002	$3,085	$236,724	$–	$4,045	$243,854
Comprehensive income:
Net income	–	19,072	–	–	19,072
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,408	–	–	–	(2,327)	(2,237)
Less reclassification adjustment for gains included in net income, net of income tax expense of $588	–	–	–	920	920

Other comprehensive income					(1,407)

Total comprehensive income					17,665

Common stock transactions:
36,572 shares retired	(1,672)	–	–	–	(1,672)
89,184 shares issued	4,010	–	–	–	4,010
Recapitalization of common stock from retained earnings	25,000	(25,000)	–	–	–
Cash dividends declared:
Common ($0.66 per share)	–	(5,169)	–	–	(5,169)

Balance at June 30, 2003	$30,423	$225,627	$–	$2,638	$258,688

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$22,290	$19,072
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(323)	(143)
Provision for loan losses	4,959	5,000
Depreciation and core deposit amortization	6,607	5,793
Amortization and remeasurement of unearned compensation on restricted stock	26	–
Net premium amortization on investment securities	1,247	2,264
Net loss (gain) on sale of investment securities	710	(1,508)
Net gain on sale of loans	(2,100)	(4,600)
Net gain on sale of other real estate owned	(95)	(27)
Net loss (gain) on sale of property and equipment	18	(14)
Increase (decrease) in valuation reserve for mortgage servicing rights	(1,076)	2,716
Write-down of property and equipment pending disposition	65	74
Deferred income taxes	586	(274)
Changes in operating assets and liabilities:
Increase in trading investment securities	(599)	(581)
Decrease (increase) in interest receivable	(1,124)	292
Decrease in other assets	180	2,552
Decrease in accrued interest payable	(518)	(1,943)
Increase in accounts payable and accrued expenses	3,809	6,973

Net cash provided by operating activities	34,662	35,646

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(6,741)	(7,040)
Available-for-sale	(247,800)	(481,745)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	1,865	4,288
Available-for-sale	223,282	388,517
Proceeds from sales of available-for-sale investment securities	25,411	46,592
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	22	40,172
Purchases and originations of mortgage servicing rights	(3,247)	(5,524)
Extensions of credit to customers, net of repayments	(108,091)	(193,949)
Recoveries of loans charged-off	1,029	1,250
Proceeds from sales of other real estate	1,266	505
Net capital expenditures	(11,108)	(15,551)
Acquisition of banking office, net of cash and cash equivalents acquired	–	2,842
Capital (contributions to) distributions from joint ventures	(149)	200

Net cash used in investing activities	(124,261)	(219,443)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2004	2003
Cash flows from financing activities:
Net increase in deposits	$72,044	$86,034
Net increase in repurchase agreements	42,952	4,584
Net increase in other borrowed funds	1,129	28
Borrowings of long-term debt	14,025	51,600
Repayments of long-term debt	(18,618)	(27,834)
Net decrease in debt issuance costs	22	937
Proceeds from issuance of subordinated debenture held by deconsolidated subsidiary trust	–	40,000
Redemption of capital trust preferred securities	–	(40,000)
Proceeds from issuance of common stock	420	181
Payments to retire common stock	(1,821)	(1,672)
Dividends paid on common stock	(5,848)	(5,169)

Net cash provided by financing activities	104,305	108,689

Net increase (decrease) in cash and cash equivalents	14,706	(75,108)
Cash and cash equivalents at beginning of period	281,442	310,892

Cash and cash equivalents at end of period	$296,148	$235,784

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$20,595	$28,177

Cash paid during the year for taxes	$7,774	$10,371

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations and cash flows for each of the three and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2003 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2004 presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)	Stock-Based Compensation

Restricted Stock Award Plan. On March 25, 2004, the Company’s Board of Directors approved the 2004 Restricted Stock Award Plan (the “Restricted Stock Plan”). Under the Restricted Stock Plan, Company common stock may be issued at the discretion of the Company’s Board of Directors to certain officers and directors of the Company for no consideration as compensation for services. Shares issued under the Restricted Stock Plan are subject to terms and conditions determined by the Board at the date of issuance. On April 1, 2004, the Company issued 9,000 shares of nonvested restricted stock (“Restricted Shares”). The Restricted Shares become fully vested if the Company achieves defined performance goals for the year ending December 31, 2006 and the recipient is employed by the Company on April 1, 2007. During the vesting period, the participants have voting rights and receive dividends.

Stock issued under the Restricted Stock Plan is subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares and providing the Company a right to call some or all of the vested shares under certain circumstances. As of June 30, 2004, the Company had 16,000 additional shares available for issuance under the Restricted Stock Plan.

Stock Option Plans. The Company has two nonqualified stock option plans, the 2001 Stock Option Plan (the “New Stock Option Plan”) and the Stock Option and Stock Appreciation Rights Plan (the “Old Option Plan”). Stock options and stock appreciation rights (“SARs”) awards are granted to certain officers and directors of the Company at the discretion of the Company’s Board of Directors. During 2004, all awards outstanding under the Old Option Plan were exercised or cancelled.

Under the New Stock Option Plan, all options granted have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Compensation Committee of the Company’s Board of Directors and can be exercised for periods of up to ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder’s agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder’s agreement grants the Company a right of first refusal to repurchase the stock and provides the Company the right to call some or all of the stock under certain conditions.

Accounting for Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Options awarded prior to September 2001 and all restricted stock awards are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Option awards subsequent to August 2001 are accounted for under fixed plan accounting. Under fixed plan accounting, the Company does not recognize compensation expense if the exercise price of the option is equal to the fair value of the common stock at date of grant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan stock option awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended.

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net income as reported	$12,572	$10,235	$22,290	$19,072
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(97)	(65)	(181)	(120)

Pro forma net income	$12,475	$10,170	$22,109	$18,952

Basic earnings per share	$1.59	$1.30	$2.82	$2.42
Pro forma basic earnings per share	$1.58	$1.29	$2.80	$2.41

Diluted earnings per share	$1.58	$1.30	$2.80	$2.42
Pro forma diluted earnings per share	$1.57	$1.29	$2.77	$2.40

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the six months ended June 30, 2004 and 2003 were $6.44 and $5.05, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.74% and 4.01%; dividend yields of 3.05% and 2.95%; expected stock price volatility of 7.8% and 9.1% for the six months ended June 30, 2004 and 2003, respectively; and, expected lives of options of 8.5 years in 2004 and 2003.

(3)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six- month periods ended June 30, 2004 and 2003.

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net income basic and diluted	$12,572	$10,235	$22,290	$19,072

Average outstanding shares - basic	7,891,044	7,861,452	7,899,417	7,865,095
Add: effect of dilutive stock options	75,811	33,380	70,662	29,907

Average outstanding shares – diluted	7,966,855	7,894,832	7,970,079	7,895,002

Basic earnings per share	$1.59	$1.30	$2.82	$2.42

Diluted earnings per share	$1.58	$1.30	$2.80	$2.42

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(4)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments to sell loans of $40,759 as of June 30, 2004.

The Company had commitments under construction contracts of $2,924 as of June 30, 2004.

(5)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit or issuance of standby letters of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and, income-producing commercial properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2004, commitments to extend credit to existing and new borrowers approximated $729,271, which included $142,877 on unused credit card lines and $187,920 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2004, the Company had outstanding standby letters of credit of $68,178. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in accrued expenses in the Company’s consolidated balance sheet.

First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At June 30, 2004, the partnership had indebtedness of $6,600, which is full recourse to the partners.

(6)	Business Line Reporting

The Company is managed along two primary business lines, community banking and technology services. The community banking line encompasses consumer and commercial banking services provided to individual customers, businesses and municipalities. These services primarily include the acceptance of deposits, extensions of credit, fee-based investment services and mortgage loan servicing. The technology services line encompasses technology services provided to affiliated and non-affiliated financial institutions including core application data processing, ATM processing support, item proof and capture services, wide area network services and system support.

Included in the other category is the net funding cost and other expenses of the Parent Company, the operational results of non-bank subsidiaries (except the technology services business line), compensation expense or benefit related to certain stock-based employee compensation plans and intercompany eliminations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Selected business line information for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30, 2004
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$37,835	$4	$(786)	$37,053
Provision for loan losses	2,541	–		2,541

Net interest income (expense) after provision	35,294	4	(786)	34,512
Non-interest income:
External sources	14,063	3,198	8	17,269
Other operating segments	1	3,321	(3,322)	–
Non-interest expense	29,065	4,979	(1,742)	32,302

Income (loss) before income taxes	20,293	1,544	(2,358)	19,479
Income tax expense (benefit)	7,241	613	(947)	6,907

Net income (loss)	$13,052	$931	$(1,411)	$12,572

Depreciation and core deposit amortization expense	$3,335	$–	$49	$3,384

	Three Months Ended June 30, 2003
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$36,713	$7	$(1,053)	$35,667
Provision for loan losses	2,570	–	–	2,570

Net interest income (expense) after provision	34,143	7	(1,053)	33,097
Non-interest income:
External sources	15,563	2,801	80	18,444
Other operating segments	2	3,362	(3,364)	–
Non-interest expense	30,755	4,238	491	35,484

Income (loss) before income taxes	18,953	1,932	(4,828)	16,057
Income tax expense (benefit)	6,748	766	(1,692)	5,822

Net income (loss)	$12,205	$1,166	$(3,136)	$10,235

Depreciation and core deposit amortization expense	$2,900	$–	$47	$2,947

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30, 2004
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$75,084	$8	$(1,556)	$73,536
Provision for loan losses	4,959	–		4,959

Net interest income (expense) after provision	70,125	8	(1,556)	68,577
Non-interest income:
External sources	27,525	6,239	132	33,896
Other operating segments	2	6,641	(6,643)	–
Non-interest expense	61,528	9,816	(3,328)	68,016

Income (loss) before income taxes	36,124	3,072	(4,739)	34,457
Income tax expense (benefit)	12,681	1,220	(1,734)	12,167

Net income (loss)	$23,443	$1,852	$(3,005)	$22,290

Depreciation and core deposit amortization expense	$6,511	$–	$96	$6,607

	Six Months Ended June 30, 2003
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$70,843	$14	$(2,400)	$68,457
Provision for loan losses	5,000	–	–	5,000

Net interest income (expense) after provision	65,843	14	(2,400)	63,457
Non-interest income:
External sources	30,523	5,605	108	36,236
Other operating segments	4	6,683	(6,687)	–
Non-interest expense	63,002	8,356	(1,302)	70,056

Income (loss) before income taxes	33,368	3,946	(7,677)	29,637
Income tax expense (benefit)	11,779	1,562	(2,776)	10,565

Net income (loss)	$21,589	$2,384	$(4,901)	$19,072

Depreciation and core deposit amortization expense	$5,743	$–	$50	$5,793

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

OVERVIEW

     The Company reported net income of $12.6 million, or $1.58 per diluted share, for the three months ended June 30, 2004 as compared to $10.2 million, or $1.30 per diluted share, for the same period in 2003. Net income for the six months ended June 30, 2004 of $22.3 million, or $2.80 per diluted share, increased $3.2 million, or 16.9%, from $19.1 million, or $2.42 per diluted share, for the same period in 2003.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $1.4 million, or 4.0%, to $37.8 million for the three months ended June 30, 2004, as compared to $36.4 million for the same period in 2003. For the six-month period ended June 30, 2004, FTE net interest income of $75.1 million increased $5.2 million, or 7.4%, as compared to $69.9 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily the result of internal loan and deposit growth. The FTE net interest margin ratio decreased 16 basis points to 4.36% for the three months ended June 30, 2004 as compared to 4.52% for the same period in 2003 and decreased 5 basis points to 4.38% for the six months ended June 30, 2004 as compared to 4.43% for the same period in 2003. Declines in FTE net interest margin are the result of compression in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income decreased $1.2 million, or 6.4%, to $17.3 million for the three months ended June 30, 2004 as compared to $18.4 million for the same period in 2003 and $2.3 million, or 6.5%, to $33.9 million for the six months ended June 30, 2004 as compared to $36.2 million for the same period in 2003. Significant components of the decrease are discussed below.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage loan servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees decreased $1.5 million, or 17.0%, to $7.3 million for the three months ended June 30, 2004 as compared to $8.8 million for the same period in 2003 and $2.7 million, or 16.9%, to $13.5 million for the six months ended June 30, 2004 as compared to $16.3 million for the same period in 2003. Revenues from the origination and sale of residential real estate loans decreased $2.3 million and $4.6 million during the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year primarily due to a decline in loan originations. These decreases were partially offset by increases in credit card interchange fees, revenues from brokerage activities and mortgage loan servicing revenues.

     Service charges on deposit accounts increased $700 thousand, or 16.3%, to $5.0 million for the three months ended June 30, 2004 as compared to $4.3 million for the same period in 2003 and $1.5 million, or 18.5%, to $9.7 million for the six months ended June 30, 2004 as compared to $8.2 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily due to increases in service fee rates for check processing, account overdraft processing and stopping check payments that became effective during the second and third quarters of 2003 and the implementation of an automated overdraft processing system during the first quarter of 2004.

     Technology services revenues increased $397 thousand, or 14.2%, to $3.2 million for the three months ended June 30, 2004 as compared to $2.8 million for the same period in 2003 and $634 thousand, or 11.3% to $6.2 million for the six months ended June 30, 2004 as compared to $5.6 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily due to higher ATM transaction volumes and increases in the number of customers using the Company’s item processing services.

     Revenues from fiduciary activities are largely dependent on the fair value of assets under trust management. Revenues from fiduciary activities increased $138 thousand, or 10.6%, to $1.4 million for the three months ended June 30, 2004 as compared to $1.3 million for the same period in 2003 and $328 thousand, or 13.2%, to $2.8 million for the six months ended June 30, 2004 as compared to $2.5 million for the same period in 2003.

     The Company recorded net investment securities losses of $740 thousand for the three months ended June 30, 2004 as compared to net investment securities gains of $33 thousand for the same period in 2003. For the six months ended June 30, 2004, the Company recorded net investment securities losses of $710 thousand as compared to net investment securities gains of $1.5 million for the same period in 2003. Net investment securities gains and losses were primarily used to offset impairment charges and reversals related to capitalized mortgage servicing rights recorded during the same periods.

     Noninterest Expense. Noninterest expense decreased $3.2 million, or 9.0%, to $32.3 million for the three months ended June 30, 2004 as compared to $35.5 million for the same period in 2003 and $2.0 million, or 2.9% to $68.0 million for the six months ended June 30, 2004 as compared to $70.1 million for the same period in 2003. Significant components of the decrease are discussed below.

     Furniture and equipment expenses increased $334 thousand, or 9.8%, to $3.7 million for the three months ended June 30, 2004 as compared to $3.4 million for the same period in 2003 and $833 thousand, or 12.9%, to $7.3 million for the six months ended June 30, 2004 as compared to $6.4 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily due to depreciation expense associated with computer mainframe hardware and software placed into service during June 2003.

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; and, amortization of and impairment charges or reversals related to capitalized mortgage servicing rights. Other expenses decreased $4.5 million, or 37.0%, to $7.6 million for the three months ended June 30, 2004 as compared to $12.1 million for the same period in 2003 primarily due to the recapture, or reversal, of prior period impairment related to capitalized mortgage servicing rights. During second quarter 2004, the Company recorded impairment reversals of $2.1 million as compared to impairment charges incurred of $335 thousand during the same period in 2003. Also contributing to the quarter-over-quarter decrease was the write-off of $1.9 million of debt issuance costs associated with trust preferred securities redeemed in April 2003.

     Other expenses decreased $4.8 million, or 20.8%, to $18.3 million for the six months ended June 30, 2004 as compared to $23.2 million for the same period in 2003 primarily due to fluctuations in impairment charges and reversals related to capitalized mortgage servicing rights. During the six months ended June 30, 2004, the Company recorded impairment reversals of $1.1 million as compared to impairment charges incurred of $2.7 million during the same period in 2003. In addition, amortization of capitalized mortgage servicing rights decreased $404 thousand during the six months ended June 30, 2004 as compared to the same period in 2003. Also contributing to the decrease was the write-off of debt issuance costs associated with trust preferred securities redeemed in April 2003. These decreases were partially offset by three non-recurring losses aggregating $446 thousand, increases in ATM expense and normal inflationary increases in other expenses occurring during the first half of 2004.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 35.3% and 35.6% for the six months ended June 30, 2004 and 2003, respectively.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and six months ended June 30, 2004 and 2003.

     Community Banking. Community banking net income increased $847 thousand, or 6.9%, to $13.1 million for the three months ended June 30, 2004 as compared to $12.2 million for the same period in 2003 and $1.9 million, or 8.6%, to $23.4 million for the six months ended June 30, 2004 as compared to $21.6 million for the same period in 2003. Significant components of the increases are discussed below.

     Net interest income increased $1.1 million, or 3.0%, to $37.8 million for the three months ended June 30, 2004 as compared to $36.7 million for the same period in 2003 and $4.2 million, or 6.0%, to $75.1 million for the six months ended June 30, 2004 as compared to $70.8 million for the same period in 2003. Quarter-to-date and year-to-date increases in net interest income primarily due to internal loan and deposit growth were partially offset by compression of the spread between rates earned on interest earning assets and rates paid in interest bearing liabilities.

     Noninterest income decreased $1.5 million, or 9.6%, to $14.1 million for the three months ended June 30, 2004 as compared to $15.6 million for the same period in 2003 and $3.0 million, or 9.8%, to $27.5 million for the six months ended June 30, 2004 as compared to $30.5 million for the same period in 2003. Quarter-to-date and year-to-date decreases were primarily the result of fluctuations in gains and losses on sales of investment securities and decreases in revenues from the origination, processing and sale of residential real estate loans. These decreases were partially offset by increases in credit card fees, brokerage and trust revenues and mortgage loan servicing revenue.

     Noninterest expense decreased $1.7 million, or 5.5%, to $29.1 million for the three months ended June 30, 2004 as compared to $30.8 million for the same period in 2003 and $1.5 million, or 2.3%, to $61.5 million for the six months ended June 30, 2004 as compared to $63.0 million for the same period in 2003. Quarter-to-date and year-to-date decreases are primarily due to fluctuations in impairment charges and reversals and lower amortization expense related to capitalized mortgage servicing rights. These decreases were partially offset by higher depreciation and inflationary increases in salaries, wages and benefits and other operating expenses.

     Technology Services. Technology services net income decreased $235 thousand, or 20.2%, to $931 thousand for the three months ended June 30, 2004 as compared to $1.2 million for the same period in 2003 and $532 thousand, or 22.3%, to $1.9 million for the six months ended June 30, 2004 as compared to $2.4 million for the same period in 2003 primarily due to higher depreciation related to computer mainframe hardware and software placed into service during June 2003 and increases in salaries, wages and benefits expenses.

     Other. Other net losses decreased $1.7 million, or 55.0%, to $1.4 million for the three months ended June 30, 2004 as compared to $3.1 million for the same period in 2003 and $1.9 million, or 38.7%, to $3.0 million for the six months ended            June 30, 2004 as compared to $4.9 million for the same period in 2003 primarily due to lower interest expense on a reissued subordinated debenture and the write-off of $1.9 million of debt issuance costs associated with trust preferred securities redeemed in April 2003. These decreases were partially offset by a non–recurring loss of $285 thousand occurring during the first quarter of 2004.

FINANCIAL CONDITION

     Loans. Total loans increased $105 million, or 4.1%, to $2,660 million as of June 30, 2004 from $2,555 million as of December 31, 2003 primarily due to internal growth in commercial and commercial real estate loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $11 million, or 1.3%, to $789 million as of June 30, 2004 from $800 million as of December 31, 2003. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time.

     The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2004.

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(Dollars in Thousands)	value	losses	value	losses	value	losses
Available-for-Sale
Other mortgage-backed securities	$557,129	$12,950	$22,036	$1,774	$579,165	$14,724
Held-to-Maturity
State, county & municipal securities	12,861	377	607	53	13,468	430

     Premises and Equipment. Premises and equipment increased $5 million, or 4.5%, to $117 million as of June 30, 2004 from $112 million as of December 31, 2003 primarily due to continuing costs related to the construction of new branch banking offices and the remodel of existing branch banking offices.

     Mortgage Servicing Assets. Net mortgage servicing assets increased $3 million, or 17.9%, to $17 million as of June 30, 2004 from $14 million as of December 31, 2003 primarily due to internal loan origination and the reversal of impairment reserves.

     Deferred Tax Asset. Deferred tax asset increased $4 million, or 126.1%, to $8 million as of June 30, 2004 from $3 million as of December 31, 2003 primarily due to increases in net unrealized losses on available-for-sale investment securities.

     Deposits. Total deposits increased $72 million, or 2.3%, to $3,229 million as of June 30, 2004 from $3,157 million as of December 31, 2003 primarily due to internal growth in interest bearing demand and savings deposits.

     Repurchase Agreements. In addition to deposits, the Company uses repurchase agreements with primarily commercial depositors as an additional source of funds. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $43 million, or 13.3%, to $366 million as of June 30, 2004 from $323 million as of December 31, 2003.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $4 million, or 19.8%, to $23 million as of June 30, 2004 from $19 million as of December 31, 2003 primarily due to timing of corporate income tax payments.

ASSET QUALITY

     Non-performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $7 million, or 22.6%, to $24 million as of June 30, 2004 as compared to $31 million as of December 31, 2003 primarily due to the matured loans of one commercial borrower in the process of renewal at December 31, 2003 and the pay-off of loans of two commercial borrowers that were on non-accrual at December 31, 2003.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $41 thousand, or less than 1.0%, to $5.0 million for the six months ended June 30, 2004. The allowance for loan losses was $41 million, or 1.55% of total loans, as of June 30, 2004 as compared to $39 million, or 1.52% of total loans, at December 31, 2003.

ASSET LIABILITY MANAGEMENT

     The primary objective of the Company’s asset liability management process is to optimize net interest income while prudently managing balance sheet risks by understanding the levels of risk accompanying its decisions and monitoring and managing these risks. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities that reprice or mature within a given period of time. Management monitors the sensitivity of the net interest margin by utilizing income simulation models and traditional interest rate gap analysis. The Company’s balance sheet structure is primarily short-term in nature with most interest earning assets and interest bearing liabilities repricing or maturing in less than five years. The Company attempts to maintain a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates vary one percent. As of June 30, 2004, the Company’s income simulation models predict net interest income will decrease $8 million, or 5.2%, over the next twelve months assuming an immediate downward shift in market interest rates of 1.0%. Management considers the possibility of interest rates declining by one percent during the next twelve months as highly unlikely. However, no assurances can be given that the Company is not at risk in the event of rate increases or decreases and there can be no assurance as to the actual effect changes in interest rates will have on the Company’s net interest margin.

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

     Net cash provided by operating activities, primarily net income, totaled $35 million for the six months ended June 30, 2004 as compared to $36 million for the same period in 2003. Investing activities principally include investment security transactions and net extensions of credit to customers. Net cash used in investing activities totaled $124 million for the six months ended June 30, 2004 as compared to $219 million for the same period in the prior year. Net cash provided by or used in financing activities is primarily a function of increases or decreases in customer deposits, borrowings or the issuance of securities or stock. Net cash provided by financing activities totaled $104 million for the six months ended June 30, 2004 as compared to $109 million for the same period in the prior year.

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

CAPITAL RESOURCES

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At June 30, 2004, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of June 30, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the

year ended December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the six months ended June 30, 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs
January 2004	3,894	$49.50	0	Not Applicable
February 2004	524	49.50	0	Not Applicable
March 2004	17,399	51.00	0	Not Applicable
April 2004	4,191	51.00	0	Not Applicable
May 2004	4,795	51.78	0	Not Applicable
June 2004	4,824	52.50	0	Not Applicable

Year-to-date	35,627	$51.12	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

     During the second quarter 2004, the Company issued 9,000 unregistered shares of its common stock to nine senior officers valued at an aggregate of $459,000 pursuant to the Company’s 2004 Restricted Stock Award Plan. These issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 14, 2004.

(b)	Five directors were elected to serve three year terms. David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Homer A. Scott, Jr. were elected as directors with terms expiring in 2007. The following directors remained in office: James W. Haugh, C. Gary Jennings, Robert L. Nance and Thomas W. Scott with terms expiring in 2005; and, Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Julie A. Scott and Sandra A. Scott Suzor with terms expiring in 2006.

(c)	The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

Matter	For	Against	Not Voted
Election of Directors
Nominees:
Charles M. Heyneman	5,781,206	60,503	–

Matter	For	Against	Not Voted
Election of Directors
Directors Continuing in Office:
David H. Crum	5,784,110	57,599	–
William B. Ebzery	5,783,998	57,711	–
Terry W. Payne	5,784,110	57,599	–
Homer A. Scott, Jr.	5,784,110	57,599	–
Appointment of McGladrey & Pullen LLP as Independent Certified Public Accountants	5,742,505	682	98,522

Item 5. Other Information

     Not applicable or required.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.15†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan.

10.16†	Form of First Interstate BancSystem, Inc 2004 Restricted Stock Award Agreement.

10.17†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award.

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

† Management contract or compensatory plan or arrangement.

(b)	A report on Form 8-K dated May 3, 2004 was filed by the Company providing first quarter 2004 performance results and comments on same from Company management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date July 23, 2004	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date July 23, 2004	/s/ TERRILL R. MOORE

Terrill R. Moore
Executive Vice President and
Chief Financial Officer