Form 10-Q
period 2004-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2004-10-25
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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
    Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

     The registrant had 7,990,030 shares of common stock outstanding on September 30, 2004.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$233,071	$214,529
Federal funds sold	56,415	66,455
Interest bearing deposits in banks	6,816	458
Trading assets	2,385	1,722
Investment securities:
Available-for-sale	743,826	707,444
Held-to-maturity	97,203	92,143

Total investment securities	841,029	799,587
Loans	2,674,963	2,554,899
Less allowance for loan losses	42,396	38,940

Net loans	2,632,567	2,515,959
Premises and equipment, net	120,015	112,441
Accrued interest receivable	22,015	19,411
Goodwill	37,390	37,626
Core deposit intangible, net of accumulated amortization	2,488	3,438
Mortgage servicing assets, net of accumulated amortization and impairment reserve	16,871	14,405
Other real estate owned, net	1,647	1,999
Deferred tax asset, net	3,458	3,438
Other assets	86,995	88,276

Total assets	$4,063,162	$3,879,744

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$726,097	$688,712
Interest bearing	2,510,421	2,468,009

Total deposits	3,236,518	3,156,721
Securities sold under repurchase agreements	401,078	323,406
Accrued interest payable	9,925	10,206
Accounts payable and accrued expenses	21,518	19,220
Other borrowed funds	8,051	7,137
Long-term debt	42,535	47,590
Subordinated debenture held by deconsolidated subsidiary trust	41,238	41,238

Total liabilities	3,760,863	3,605,518
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2004 or December 31, 2003	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,990,030 shares as of September 30, 2004 and 7,912,699 shares as of December 31, 2003	37,342	33,187
Unearned compensation — restricted stock	(462)	—
Retained earnings	266,478	242,105
Accumulated other comprehensive income, net	(1,059)	(1,066)

Total stockholders’ equity	302,299	274,226

Total liabilities and stockholders’ equity	$4,063,162	$3,879,744

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$40,586	$39,976	$119,171	$118,864
Interest and dividends on investment securities and trading assets:
Taxable	6,221	5,765	18,991	19,518
Exempt from Federal taxes	1,031	992	3,063	2,951
Interest on deposits in banks	26	1	33	19
Interest on Federal funds sold	279	105	498	346

Total interest income	48,143	46,839	141,756	141,698

Interest expense:
Interest on deposits	8,513	9,809	25,361	32,144
Interest on Federal funds purchased	—	6	33	47
Interest on securities sold under repurchase agreements	1,018	502	2,143	1,727
Interest on other borrowed funds	6	10	37	41
Interest on long-term debt	539	633	1,668	1,799
Interest on subordinated debenture held by deconsolidated subsidiary trust	513	—	1,424	—
Interest on trust preferred securities	—	429	—	2,034

Total interest expense	10,589	11,389	30,666	37,792

Net interest income	37,554	35,450	111,090	103,906
Provision for loan losses	2,387	2,422	7,346	7,422

Net interest income after provision for loan losses	35,167	33,028	103,744	96,484
Noninterest income:
Income from fiduciary activities	1,434	1,271	4,251	3,760
Service charges on deposit accounts	4,838	4,776	14,498	12,926
Technology services	3,497	3,006	9,736	8,611
Other service charges, commissions and fees	7,215	8,543	20,762	24,839
Investment securities gains (losses), net	(52)	(1,594)	(762)	(86)
Other real estate income (expense)	(23)	(10)	4	(64)
Other income	2,813	1,315	5,129	3,558

Total noninterest income	19,722	17,307	53,618	53,544

Noninterest expense:
Salaries, wages and employee benefits	19,124	17,831	55,124	51,924
Occupancy, net	2,979	2,521	8,580	8,037
Furniture and equipment	3,848	3,316	11,121	9,756
FDIC insurance	114	116	351	355
Core deposit intangible amortization expense	275	305	841	915
Other expenses	11,521	7,681	29,860	30,839

Total noninterest expense	37,861	31,770	105,877	101,826

Income before income taxes	17,028	18,565	51,485	48,202
Income tax expense	5,942	6,735	18,109	17,300

Net income	$11,086	$11,830	$33,376	$30,902

Basic earnings per common share	$1.41	$1.51	$4.23	$3.93

Diluted earnings per common share	$1.39	$1.50	$4.19	$3.92

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Unearned	Accumulated
			compensation	other	Total
	Common	Retained	on restricted	comprehensive	stockholders'
	stock	earnings	stock	income	equity
Balance at December 31, 2003	$33,187	$242,105	$—	$(1,066)	$274,226
Comprehensive income:
Net income	—	33,376	—	—	33,376
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $293	—	—	—	(458)	(458)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $297	—	—	—	465	465

Other comprehensive income					7

Total comprehensive income					33,383

Common stock transactions:
84,237 shares retired	(4,463)	—	—	—	(4,463)
151,568 shares issued	8,106	—	—	—	8,106
10,000 shares issued pursuant to restricted stock plan	512	—	(512)	—	—
Remeasurement and amortization of restricted stock awards	—	—	50	—	50
Cash dividends declared:
Common ($1.14 per share)	—	(9,003)	—	—	(9,003)

Balance at September 30, 2004	$37,342	$266,478	$(462)	$(1,059)	$302,299

Balance at December 31, 2002	$3,085	$236,724	$—	$4,045	$243,854
Comprehensive income:
Net income	—	30,902	—	—	30,902
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,683	—	—	—	(5,759)	(5,759)
Less reclassification adjustment for losses included in net income, net of income tax expense of $34	—	—	—	52	52

Other comprehensive income					(5,707)

Total comprehensive income					25,195

Common stock transactions:
48,326 shares retired	(2,219)	—	—	—	(2,219)
157,789 shares issued	7,233	—	—	—	7,233
Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—	—
Cash dividends declared:
Common ($0.98 per share)	—	(7,681)	—	—	(7,681)

Balance at September 30, 2003	$33,099	$234,945	$—	$(1,662)	$266,382

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$33,376	$30,902
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(485)	(264)
Provision for loan losses	7,346	7,422
Depreciation and core deposit amortization	10,034	8,895
Amortization and remeasurement of unearned compensation on restricted stock	50	—
Net premium amortization on investment securities	1,681	3,428
Net loss on sale of investment securities	762	86
Net gain on sale of loans	(3,556)	(6,958)
Net gain on sale of other real estate owned	(74)	(43)
Net loss on sale of property and equipment	18	29
Increase in valuation reserve for mortgage servicing assets	104	131
Write-down of property and equipment pending disposition	—	507
Deferred income taxes	(28)	815
Changes in operating assets and liabilities:
Increase in trading investment securities	(663)	(741)
Increase in interest receivable	(2,827)	(644)
Decrease in other assets	3,931	578
Decrease in accrued interest payable	(138)	(2,385)
Increase in accounts payable and accrued expenses	2,305	3,483

Net cash provided by operating activities	51,836	45,241

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(10,219)	(11,351)
Available-for-sale	(350,224)	(719,384)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	5,074	5,234
Available-for-sale	286,115	619,565
Proceeds from sales of available-for-sale investment securities	25,384	88,228
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	—	40,081
Purchases and originations of mortgage servicing assets	(5,104)	(8,459)
Extensions of credit to customers, net of repayments	(136,225)	(296,776)
Recoveries of loans charged-off	1,536	1,791
Proceeds from sales of other real estate	1,535	952
Net capital expenditures	(17,428)	(21,642)
Acquisition (disposition) of banking office, net of cash and cash equivalents	(19,537)	2,842
Capital distributions from joint ventures	251	200

Net cash used in investing activities	(218,842)	(298,719)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2004	2003
Cash flows from financing activities:
Net increase in deposits	$112,483	$170,728
Net increase in repurchase agreements	78,849	34,778
Net increase in other borrowed funds	914	1,220
Borrowings of long-term debt	24,975	59,600
Repayments of long-term debt	(30,030)	(38,844)
Net decrease in debt issuance costs	35	949
Proceeds from issuance of subordinated debenture held by deconsolidated subsidiary trust	—	40,000
Redemption of capital trust preferred securities	—	(40,000)
Proceeds from issuance of common stock	8,106	3,404
Payments to retire common stock	(4,463)	(2,219)
Dividends paid on common stock	(9,003)	(7,681)

Net cash provided by financing activities	181,866	221,935

Net increase (decrease) in cash and cash equivalents	14,860	(31,543)
Cash and cash equivalents at beginning of period	281,442	310,892

Cash and cash equivalents at end of period	$296,302	$279,349

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$30,947	$40,008

Cash paid during the year for taxes	$16,133	$15,498

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2004, the results of operations for each of the three and nine-month periods ended September 30, 2004 and 2003 and cash flows for each of the nine-month periods ended September 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The balance sheet information at December 31, 2003 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2004 presentation.

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2) Stock-Based Compensation

     Restricted Stock Award Plan. On March 25, 2004, the Company’s Board of Directors approved the 2004 Restricted Stock Award Plan (the “Restricted Stock Plan”). Under the Restricted Stock Plan, Company common stock may be issued at the discretion of the Company’s Board of Directors to certain officers and directors of the Company for no consideration as compensation for services. Shares issued under the Restricted Stock Plan are subject to terms and conditions determined by the Board at the date of issuance. During 2004, the Company issued 10,000 shares of nonvested restricted stock (“Restricted Shares”). The Restricted Shares become fully vested if the Company achieves defined performance goals for the year ending December 31, 2006 and the recipient is employed by the Company on April 1, 2007. During the vesting period, the participants have voting rights and receive dividends.

     Stock issued under the Restricted Stock Plan is subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares and providing the Company a right to call some or all of the vested shares under certain circumstances. As of September 30, 2004, the Company had 15,000 additional shares available for issuance under the Restricted Stock Plan.

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

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
Net income as reported	$11,086	$11,830	$33,376	$30,902
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(98)	(68)	(280)	(190)

Pro forma net income	$10,988	$11,762	$33,096	$30,712

Basic earnings per share	$1.41	$1.51	$4.23	$3.93
Pro forma basic earnings per share	$1.39	$1.50	$4.19	$3.91

Diluted earnings per share	$1.39	$1.50	$4.19	$3.92
Pro forma diluted earnings per share	$1.38	$1.49	$4.15	$3.89

     The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the nine months ended September 30, 2004 and 2003 were $6.44 and $5.05, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.74% and 4.01%; dividend yields of 3.05% and 2.95%; expected stock price volatility of 7.8% and 9.1% for the nine months ended September 30, 2004 and 2003, respectively; and, expected lives of options of 8.5 years in 2004 and 2003.

(3) Computation of Earnings per Share

     Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2004 and 2003.

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
Net income basic and diluted	$11,086	$11,830	$33,376	$30,902

Average outstanding shares — basic	7,887,163	7,848,124	7,895,303	7,859,376
Add: effect of dilutive stock options	87,166	37,592	76,203	32,522

Average outstanding shares — diluted	7,974,329	7,885,716	7,971,506	7,891,898

Basic earnings per share	$1.41	$1.51	$4.23	$3.93

Diluted earnings per share	$1.39	$1.50	$4.19	$3.92

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

     The Company had commitments to sell loans of $14,079 as of September 30, 2004.

     The Company had commitments under construction contracts of $1,458 as of September 30, 2004.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2004, commitments to extend credit to existing and new borrowers approximated $757,116, which included $145,754 on unused credit card lines and $196,994 with commitment maturities beyond one year.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2004, the Company had outstanding standby letters of credit of $66,074. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in accrued expenses in the Company’s consolidated balance sheet.

     First Interstate BancSystem, Inc. (the “Parent Company”) and the Billings office of First Interstate Bank (“FIB”) are the anchor tenants in a building owned by a partnership in which FIB is one of the two partners, and has a 50% partnership interest. The investment in the partnership is accounted for using the equity method. At September 30, 2004, the partnership had indebtedness of $6,405, which is full recourse to the partners.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

     Selected business line information for the three and nine-month periods ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30, 2004
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$38,373	$8	$(827)	$37,554
Provision for loan losses	2,387	—		2,387

Net interest income (expense) after provision	35,986	8	(827)	35,167
Noninterest income:
External sources	16,128	3,496	98	19,722
Other operating segments	—	3,430	(3,430)	—
Noninterest expense	34,389	5,267	(1,795)	37,861

Income (loss) before income taxes	17,725	1,667	(2,364)	17,028
Income tax expense (benefit)	6,195	663	(916)	5,942

Net income (loss)	$11,530	$1,004	$(1,448)	$11,086

Depreciation and core deposit amortization expense	$3,379	$—	$49	$3,428

	Three Months Ended September 30, 2003
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$36,261	$6	$(817)	$35,450
Provision for loan losses	2,430	—	(8)	2,422

Net interest income (expense) after provision	33,831	6	(809)	33,028
Noninterest income:
External sources	14,263	3,006	38	17,307
Other operating segments	2	3,326	(3,328)	—
Noninterest expense	29,034	4,256	(1,520)	31,770

Income (loss) before income taxes	19,062	2,082	(2,579)	18,565
Income tax expense (benefit)	6,847	823	(935)	6,735

Net income (loss)	$12,215	$1,259	$(1,644)	$11,830

Depreciation and core deposit amortization expense	$3,055	$—	$47	$3,102

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2004
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$113,457	$16	$(2,383)	$111,090
Provision for loan losses	7,346	—		7,346

Net interest income (expense) after provision	106,111	16	(2,383)	103,744
Noninterest income:
External sources	43,652	9,736	230	53,618
Other operating segments	3	10,071	(10,074)	—
Noninterest expense	95,919	15,082	(5,124)	105,877

Income (loss) before income taxes	53,847	4,741	(7,103)	51,485
Income tax expense (benefit)	18,876	1,883	(2,650)	18,109

Net income (loss)	$34,971	$2,858	$(4,453)	$33,376

Depreciation and core deposit amortization expense	$9,890	$—	$144	$10,034

	Nine Months Ended September 30, 2003
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$107,103	$20	$(3,217)	$103,906
Provision for loan losses	7,430	—	(8)	7,422

Net interest income (expense) after provision	99,673	20	(3,209)	96,484
Noninterest income:
External sources	44,787	8,611	146	53,544
Other operating segments	6	10,009	(10,015)	—
Noninterest expense	92,036	12,612	(2,822)	101,826

Income (loss) before income taxes	52,430	6,028	(10,256)	48,202
Income tax expense (benefit)	18,626	2,385	(3,711)	17,300

Net income (loss)	$33,804	$3,643	$(6,545)	$30,902

Depreciation and core deposit amortization expense	$8,798	$—	$97	$8,895

(7) Supplemental Disclosures to the Consolidated Statements of Cash Flows

     The Company transferred loans of $1,109 and $2,078 to other real estate owned during the nine months ended September 30, 2004 and 2003, respectively.

     In conjunction with the sale of the net assets of a branch banking office in July 2004, the Company divested assets and liabilities with book values of $14,587 and $34,005, respectively. In conjunction with acquisitions during January 2003, the Company issued common stock with an aggregate value of $3,829, received assets with fair values of $56,100 and assumed liabilities of $47,042.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(8) Recent Accounting Pronouncements

     In March 2004, the Security Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to commitments accounted for as derivative instruments. The provisions of SAB 105 are effective for commitments accounted for as derivatives entered into after March 31, 2004. The Company adopted the provisions of SAB 105 on March 31, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities” and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

OVERVIEW

     The Company reported net income of $11.1 million, or $1.39 per diluted share, for the three months ended September 30, 2004 as compared to $11.8 million, or $1.50 per diluted share, for the same period in 2003. Net income for the nine months ended September 30, 2004 of $33.4 million, or $4.19 per diluted share, increased $2.5 million, or 8.0%, from $30.9 million, or $3.92 per diluted share, for the same period in 2003.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $2.1 million, or 5.9%, to $38.3 million for the three months ended September 30, 2004, as compared to $36.2 million for the same period in 2003. For the nine-month period ended September 30, 2004, FTE net interest income of $113.4 million increased $7.3 million, or 6.9%, as compared to $106.1 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily the result of internal loan and deposit growth. The FTE net interest margin ratio increased 4 basis points to 4.32% for the three months ended September 30, 2004 as compared to 4.28% for the same period in 2003 and decreased 2 basis points to 4.36% for the nine months ended September 30, 2004 as compared to 4.38% for the same period in 2003.

     Noninterest Income. The Company’s principal sources of noninterest income include income from fiduciary activities, comprised principally of fees earned on trust assets; service charges on deposit accounts; technology services revenues; and, other service charges, commissions and fees. Noninterest income increased $2.4 million, or 14.0%, to $19.7 million for the three months ended September 30, 2004 as compared to $17.3 million for the same period in 2003 and $74 thousand, or less than 1%, to $53.6 million for the nine months ended September 30, 2004 as compared to $53.5 million for the same period in 2003. Significant components of the increases are discussed below.

     Revenues from fiduciary activities are largely dependent on the fair value of assets under trust management. Revenues from fiduciary activities increased $163 thousand, or 12.8%, to $1.4 million for the three months ended September 30, 2004 as compared to $1.3 million for the same period in 2003 and $491 thousand, or 13.1%, to $4.3 million for the nine months ended September 30, 2004 as compared to $3.8 million for the same period in 2003.

     Service charges on deposit accounts increased $62 thousand, or 1.3%, to $4.8 million for the three months ended September 30, 2004 as compared to $4.8 million for the same period in 2003 and $1.6 million, or 12.2%, to $14.5 million for the nine months ended September 30, 2004 as compared to $12.9 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily due to increases in service fee rates for check processing, account overdraft processing and stopping check payments that became effective during the second and third quarters of 2003 and the implementation of an automated overdraft processing system during the first quarter of 2004.

     Technology services revenues increased $491 thousand, or 16.3%, to $3.5 million for the three months ended September 30, 2004 as compared to $3.0 million for the same period in 2003 and $1.1 million, or 13.1% to $9.7 million for the nine months ended September 30, 2004 as compared to $8.6 million for the same period in 2003. In June 2004, the Company acquired the assets of a small technology services provider. The acquisition increased the Company’s core application data processing revenues by approximately $226 thousand in third quarter 2004. The remaining quarter-to-date and year-to-date increases are primarily due to increases in the number of customers using the Company’s item processing services and higher ATM transaction volumes.

     Other service charges, commissions and fees primarily include origination and processing fees on residential real estate loans held for sale; mortgage loan servicing fee income; gains on loans sold; credit card fee income; brokerage revenues; debit card interchange fee income; and, ATM service charge revenues. Other service charges, commissions and fees decreased $1.3 million, or 15.5%, to $7.2 million for the three months ended September 30, 2004 as compared to $8.5 million for the same period in 2003 and $4.1 million, or 16.4%, to $20.8 million for the nine months ended September 30, 2004 as compared to $24.8 million for the same period in 2003. Higher interest rates during the second and third quarters of 2004 resulted in a reduction in the number of loans originated for sale causing revenues from the origination and sale of residential real estate loans to decrease $2.0 million and $6.6 million during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. These decreases were partially offset by increases in debit and credit card interchange fees and revenues from brokerage activities and mortgage loan servicing.

     The Company recorded net investment securities losses of $52 thousand for the three months ended September 30, 2004 as compared to net investment securities losses of $1.6 million for the same period in 2003. For the nine months ended September 30, 2004, the Company recorded net investment securities losses of $762 thousand as compared to net investment securities losses of $86 thousand for the same period in 2003. Net investment securities gains and losses were primarily used to offset impairment charges and reversals related to capitalized mortgage servicing assets recorded during the same periods.

     Other income increased $1.5 million, or 113.9%, to $2.8 million for the three months ended September 30, 2004 as compared to $1.3 million for the same period in 2003, and $1.6 million, or 44.2%, to $5.1 million for the nine months ended September 30, 2004 as compared to $3.6 million for the same period in 2003 primarily due to a $1.7 million gain on the sale of a branch banking office recorded during third quarter 2004.

     Noninterest Expense. Noninterest expense increased $6.1 million, or 19.2%, to $37.9 million for the three months ended September 30, 2004 as compared to $31.8 million for the same period in 2003 and $4.1 million, or 4.0% to $105.9 million for the nine months ended September 30, 2004 as compared to $101.8 million for the same period in 2003. Significant components of the increases are discussed below.

     Furniture and equipment expenses increased $532 thousand, or 16.0%, to $3.8 million for the three months ended September 30, 2004 as compared to $3.3 million for the same period in 2003 and $1.3 million, or 14.0%, to $11.1 million for the nine months ended September 30, 2004 as compared to $9.8 million for the same period in 2003. Quarter-to-date and year-to-date increases are primarily due to depreciation expense associated with computer mainframe hardware and software placed into service during June 2003.

     Other expenses include advertising and public relation costs; legal, audit and other professional fees; office supply, postage, freight, telephone and travel expenses; other losses; amortization of capitalized mortgage servicing assets; and, adjustment of valuation reserves related to capitalized mortgage servicing assets. Other expenses increased $3.8 million, or 50.0%, to $11.5 million for the three months ended September 30, 2004 as compared to $7.7 million for the same period in 2003 primarily due to adjustment of valuation reserves related to capitalized mortgage servicing assets. Mortgage servicing assets are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During third quarter 2004, the Company recorded impairment of $1.2 million as compared to the reversal of $2.6 million of impairment during the same period in 2003. For the nine months ended September 30, 2004, the Company recorded impairment charges of $104 thousand as compared to $163 thousand for the same period in 2003.

     Other expenses decreased $979 thousand, or 3.2%, to $29.9 million for the nine months ended September 30, 2004 as compared to $30.8 million for the same period in 2003. During 2003, the Company expensed $1.9 million of debt issuance costs associated with trust preferred securities redeemed in April 2003. In addition, amortization of capitalized mortgage servicing assets decreased $517 thousand year over year due to changes in the estimated periods of net servicing income. These decreases were partially offset by three non-recurring losses aggregating $446 thousand, increases in ATM expense and normal inflationary increases in other expenses occurring during the first nine months of 2004.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 35.2% and 35.9% for the nine months ended September 30, 2004 and 2003, respectively.

Business Line Results

     The following paragraphs contain a discussion of the financial performance of each of the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003.

     Community Banking. Community banking net income decreased $685 thousand, or 5.6%, to $11.5 million for the three months ended September 30, 2004 as compared to $12.2 million for the same period in 2003. Decreases in net income due to adjustments of valuation reserves related to capitalized mortgage servicing assets and lower revenues from the origination and sale of residential real estate loans were partially offset by internally generated growth in net interest income, a $1.7 million gain on the sale of a branch banking office and lower net losses on sales of investment securities recorded in third quarter 2004.

     Community banking net income increased $1.2 million, or 3.5%, to $35.0 million for the nine months ended September 30, 2004 as compared to $33.8 million for the same period in 2003 primarily due to higher net interest income resulting from internal loan and deposit growth and a $1.7 million gain on the sale of a branch banking office. In addition, the community banking segment experienced increases in debit and credit card interchange fees, service charges on deposit accounts and revenues from mortgage loan servicing and brokerage activities. These increases were partially offset by lower revenues from the origination and sale of residential real estate loans and inflationary and performance related increases in salaries, wages and benefits expense.

     Technology Services. Technology services net income decreased $255 thousand, or 20.3%, to $1.0 million for the three months ended September 30, 2004 as compared to $1.3 million for the same period in 2003 and $785 thousand, or 21.5%, to $2.9 million for the nine months ended September 30, 2004 as compared to $3.6 million for the same period in 2003 primarily due to higher depreciation related to computer mainframe hardware and software placed into service during June 2003 and increases in salaries, wages and benefits expense necessary to support growth.

     Other. Other net losses decreased $196 thousand, or 11.9%, to $1.4 million for the three months ended September 30, 2004 as compared to $1.6 million for the same period in 2003 and $2.1 million, or 32.0%, to $4.5 million for the nine months ended September 30, 2004 as compared to $6.5 million for the same period in 2003 primarily due to the write-off of $1.9 million of debt issuance costs associated with trust preferred securities redeemed in April 2003. These decreases were partially offset by a non—recurring loss of $285 thousand occurring during the first quarter of 2004.

FINANCIAL CONDITION

     Loans. Total loans increased $120 million, or 4.7%, to $2,675 million as of September 30, 2004 from $2,555 million as of December 31, 2003 primarily due to internal growth in commercial real estate, construction and consumer loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $41 million, or 5.2%, to $841 million as of September 30, 2004 from $800 million as of December 31, 2003 due to investment of funds generated through internal deposit growth. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time.

     The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2004.

	Less than 12 months		12 months or more		Total
(Dollars in Thousands)		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	Value	losses	value	losses	value	losses
Available-for-Sale Other mortgage-backed securities	$341,015	$2,472	$80,870	$2,105	$421,885	$4,577
Held-to-Maturity State, county & municipal securities	1,223	7	2,280	71	3,503	78

     Premises and Equipment. Premises and equipment increased $8 million, or 6.7%, to $120 million as of September 30, 2004 from $112 million as of December 31, 2003 primarily due to continuing costs related to the construction of new branch banking offices and the remodel of existing branch banking offices.

     Goodwill. Goodwill decreased $236 thousand, or less than 1%, to $37 million as of September 30, 2004 from $38 million as of December 31, 2003 due to the sale of a branch banking office in third quarter 2004.

     Mortgage Servicing Assets. Net mortgage servicing assets increased $2 million, or 17.1%, to $17 million as of September 30, 2004 from $14 million as of December 31, 2003 primarily due to internal loan origination.

     Deposits. Total deposits increased $80 million, or 2.5%, to $3,237 million as of September 30, 2004 from $3,157 million as of December 31, 2003 primarily due to internal growth in demand and savings deposits.

     In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of tax deposits due to the federal government and repurchase agreements.

     Repurchase Agreements. All outstanding repurchase agreements are with primarily commercial depositors and are due in one day. Repurchase agreements increased $78 million, or 24.0%, to $401 million as of September 30, 2004 from $323 million as of December 31, 2003. Fluctuations in repurchase agreements are primarily due to a strong emphasis placed on providing cash management services to commercial and governmental authorities.

     Other Borrowed Funds. Other borrowed funds increased $914 thousand, or 12.8%, to $8 million as of September 30, 2004 from $7 million as of December 31, 2003. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.

     Long Term Debt. Long term debt is comprised principally of fixed rate notes with the Federal Home Loan Bank (“FHLB”), an unsecured revolving term loan and unsecured subordinated notes. Long term debt decreased $5 million, or 10.6%, to $43 million as of September 30, 2004 from $48 million as of December 31, 2003 primarily due to repayment of revolving term debt and FHLB notes.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $2 million, or 12.0%, to $22 million as of September 30, 2004 from $19 million as of December 31, 2003 primarily due to timing of corporate income tax payments.

     Capital. Total stockholder’s equity increased $28 million, or 10.2%, to $302 million as of September 30, 2004 from $274 million as of December 31, 2003. The increase is primarily the result of operating activities during the period, consisting of net income of $33.4 million less dividends declared of $9.0 million. The remaining increase is the result of the issuance of stock to employees, officers and directors of the Company.

ASSET QUALITY

     Non-performing Loans. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans and restructured loans. Non-performing loans decreased $6 million, or 19.1%, to $25 million as of September 30, 2004 as compared to $31 million as of December 31, 2003 primarily due to the matured loans of one commercial borrower in the process of renewal at December 31, 2003 and the pay-off of loans of two commercial borrowers that were on non-accrual at December 31, 2003.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $76 thousand, or 1.0%, to $7.3 million for the nine months ended September 30, 2004 as compared to $7.4 million for the same period in 2003. The allowance for loan losses was $42 million, or 1.58% of total loans, as of September 30, 2004 as compared to $39 million, or 1.52% of total loans, at December 31, 2003.

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

CAPITAL RESOURCES

     Capital Resources. The Company maintains adequate capitalization to assure depositor, investor and regulatory confidence. Management’s intent is to provide sufficient capital funds to support growth and to absorb fluctuations in income so that operations can continue in periods of uncertainty while at the same time ensuring investable funds are available to foster expansion. At September 30, 2004, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of September 30, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) During July 2004, the Company issued 1,000 unregistered shares of its common stock to senior officers valued at an aggregate of $52,500 pursuant to the Company’s 2004 Restricted Stock Award Plan. These issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemptions from registration under Section 4(2) of the Securities Act of 1933.

     (b) Not applicable.

     (c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the nine months ended September 30, 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs
July 2004	2,752	52.50	0	Not Applicable
August 2004	11,133	54.38	0	Not Applicable
September 2004	34,725	54.50	0	Not Applicable

Quarter-to-date	48,610	$54.36	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 91.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 8.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 14, 2004.

(b)	Five directors were elected to serve three year terms. David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Homer A. Scott, Jr. were elected as directors with terms expiring in 2007. The following directors remained in office: James W. Haugh, C. Gary Jennings, Robert L. Nance and Thomas W. Scott with terms expiring in 2005; and, Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Julie A. Scott and Sandra A. Scott Suzor with terms expiring in 2006.

(c)	The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

Matter	For	Against	Not Voted
Election of Directors
Nominees:
Charles M. Heyneman	5,781,206	60,503	—

Matter	For	Against	Not Voted
Directors Continuing in Office:
David H. Crum	5,784,110	57,599	—
William B. Ebzery	5,783,998	57,711	—
Terry W. Payne	5,784,110	57,599	—
Homer A. Scott, Jr.	5,784,110	57,599	—
Appointment of McGladrey & Pullen LLP as Independent Certified Public Accountants	5,742,505	682	98,522

Item 5. Other Information

     Not applicable or required.

Item 6. Exhibits

     (a) Exhibits

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

Date October 22, 2004
/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date October 22, 2004
/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer