Form 10-K
period 2004-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2005-02-24
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                         to                                         .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value (appraised minority value) of the registrant’s common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was $21,480,375.

The number of shares outstanding of the registrant’s common stock as of January 31, 2005 was 7,966,959.

Documents Incorporated by Reference

The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 6, 2005. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I

Item 1. Business

The Company

     First Interstate BancSystem, Inc. (“FIBS” and collectively with its subsidiaries, the “Company”), incorporated in Montana in 1971, is a financial and bank holding company registered under the Bank Holding Company Act of 1956, as amended. FIBS is headquartered in Billings, Montana. As of December 31, 2004, the Company had assets of $4.2 billion, deposits of $3.3 billion and total stockholders’ equity of $308 million, making it the largest banking organization in Montana and Wyoming.

     FIBS’ principal asset is a wholly-owned bank subsidiary, First Interstate Bank (“FIB” or the “Bank”), with 58 banking offices in 30 Montana and Wyoming communities. The Bank, a Montana corporation organized in 1916, delivers a comprehensive range of banking products and services, including demand and savings deposits; commercial, consumer, agricultural and real estate loans; mortgage loan origination and servicing; and, trust, investment and insurance services. The Bank serves individuals, businesses and municipalities throughout its market areas.

     The Company also conducts other financial activities through wholly-owned nonbank subsidiaries. The Company’s principal nonbank subsidiaries are as follows. i_Tech Corporation (“i_Tech”) provides technology services to the Bank and other non-affiliated customers in Montana, Wyoming and seven additional states, and provides processing support for 1,983 ATM locations in 35 states. FI Reinsurance, Ltd. (“FIR”), domiciled in Nevis Island, West Indies, was formed in 2001 to underwrite, as reinsurer, credit-related life and disability insurance. First Interstate Statutory Trust (“FIST”) was incorporated under Delaware law in 2003 for the exclusive purpose of issuing capital trust preferred securities and using the proceeds to purchase junior subordinated debentures issued by FIBS.

     The Company is the licensee under a trademark license agreement granting it an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.

Business

     The Company derives its income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. The Company also derives income from noninterest sources such as fees received in connection with various lending and deposit services; trust, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; technology services; and, from time to time, gains on sales of assets. The Company’s principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.

Strategic Vision

     The banking industry continues to experience change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. The Company believes it can best address this changing environment through its “Strategic Vision.” The Company’s Strategic Vision is to maintain and enhance its leadership in the financial and social fabric of the communities it serves through a commitment to customer satisfaction, creative management, productive employees and community involvement.

Business Strategy

     The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company’s focus for 2005 and 2006 includes improving efficiency through a combination of revenue generation and expense saving measures. Long term, the Company continues to look for profitable expansion opportunities in existing and contiguous markets. Much of the Company’s growth in recent years has resulted from opening new banking offices in the Bank’s market areas. During the past five years, the Company has opened nineteen de novo banking offices in Montana and Wyoming and obtained three banking offices through acquisitions.

Operating Segments

     The Company’s operations are managed along two reportable operating segments, Community Banking and Technology Services. The Company’s principal operating segment, Community Banking, encompasses commercial and consumer banking services provided through the Bank, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and, trust, investment and insurance services.

     The Technology Services operating segment encompasses services provided by i_Tech to affiliated and non-affiliated customers, including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support.

     For additional information regarding the Company’s operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations - Operating Segment Results” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Segment Reporting” included in Part IV, Item 15.

Community Banking

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

     The Company’s community banking philosophy emphasizes providing customers with commercial and consumer banking products and services at a local level using a personalized-service approach and strengthening the communities in the Bank’s market areas through community service activities.

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

Centralized Services

     Certain operational activities have been centralized to provide consistent service levels to customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support the Company’s branch banking offices in the delivery of products and services to customers and include marketing, credit review, mortgage loan sales and servicing and other operational activities.

     Additionally, FIBS provides centralized policy and management direction and specialized staff support services for the Bank to enable it to serve its markets more effectively. These services include credit administration, finance and accounting, human asset management and other support services.

     The Company’s technology subsidiary, i_Tech, provides centralized technology support services to the Bank, including system support of the general ledger, investment security, loan, deposit, web banking, document imaging, management reporting and cash management systems. i_Tech also manages the Company’s wide-area network and the ATM network used by the Bank and provides item proof and capture services. These technology services are performed through the use of computer hardware owned by the Bank and leased to i_Tech and software licensed by i_Tech.

Lending Activities

     FIBS has comprehensive credit policies establishing company-wide underwriting and documentation standards to assist Bank management in the lending process and to limit risk to the Company. The credit policies establish lending authorities based on the experience level and authority of the personnel located in each branch and market. The policies also establish thresholds at which loan requests must be approved by the Company’s credit committee and/or the Bank’s board of directors.

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

     Real Estate Loans. The Bank provides interim and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than 15 years. Commercial, agricultural and industrial loans are generally secured by first liens on income-producing real estate and generally mature in less than five years.

     Consumer Loans. The Bank’s consumer loans include personal loans, credit card loans and equity lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in the Company’s market areas. Equity lines of credit are generally floating rate loans secured by personal property. Approximately 53% of the Company’s consumer loans are indirect dealer paper that is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers.

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

     Under repurchase agreements, the Company sells investment securities held by the Company to a customer under an agreement to repurchase the investment securities at a specified time or on demand. The Company does not, however, physically transfer the investment securities. As of December 31, 2004, all outstanding repurchase agreements were due in one day.

     For additional information on the Banks’ funding sources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Other Borrowed Funds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Federal Funds Purchased and Securities Sold Under Repurchase Agreements,” included in Part II, Item 7.

Competition

     Commercial banking is highly competitive. The Bank competes with other commercial banks for deposits, loans, trust, investment and insurance accounts; and, with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, the Bank competes with other institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.

     While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech’s competitors vary in size and include national, regional and local operations.

Employees

     At December 31, 2004, the Company employed 1,574 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Regulation and Supervision

     Financial holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of FIBS and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

First Interstate BancSystem, Inc.

     As a bank and financial holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision and regulation by the Federal Reserve.

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

     Under the GLB Act, if FIBS engages in certain financial activities currently authorized to financial holding companies, FIBS, or its affiliates, may become subject to additional laws and regulations relating to the particular activity, such as certain state and federal securities laws and regulations. FIBS may also become subject to supervision or examination by additional regulatory authorities granted regulatory authority over the activity under the GLB Act, such as the Securities and Exchange Commission (“SEC”) or state securities regulatory authorities.

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

     The FDIC insures the deposits of the Bank in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See “Premiums for Deposit Insurance” below. The Bank is subject to the Federal Deposit Insurance Act (“FDIA”) and FDIC regulations relating to the deposit insurance. The Bank may also be subject to supervision and examination by the FDIC, in addition to the regular supervision and examination by the Bank’s primary state and federal banking regulators.

Restrictions on Transfers of Funds to FIBS and the Bank

     Large portions of FIBS’ revenues are, and will continue to be, dividends paid by the Bank. The Bank is limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Bank is limited, without the prior consent of its state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

     A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific regulatory dividend limitations or prohibitions in certain circumstances. The Bank is not subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in FIBS’ debt instruments.

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

     At December 31, 2004, the Bank and FIBS each met the “well-capitalized” requirements applicable to the respective institution. The “well-capitalized” standard is the highest level of the minimum capital requirements established by the federal agencies. Neither the Bank nor FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies generally.

     For more information concerning the capital ratios of FIBS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition - Capital Resources and Liquidity Management” and “Notes to Consolidated Financial Statements - Regulatory Capital” included in Part IV, Item 15.

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

Premiums for Deposit Insurance

     Deposits in the Bank are insured by the FDIC in accordance with the FDIA. Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. The insurance premium charged to a bank is determined based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators and other information. The Bank currently is assessed the most favorable deposit insurance premiums under the risk-based premium system.

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

Risk Factors

     Readers should consider carefully the following factors in evaluating the Company and its business.

Asset Quality

     A significant source of risk for the Company arises from the possibility that losses will be sustained by the Bank because borrowers and guarantors may fail to perform in accordance with the terms of their loans. These loans may be unsecured or secured, depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property which may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company’s credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business — Lending Activities” above.

Interest Rate Risk

     Banking companies’ earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management — Interest Rate Risk.”

Changes in the Value of Goodwill and Mortgage Servicing Rights

     Under current accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred. The capitalized value of net mortgage servicing rights is amortized to earnings over the period of estimated servicing income. Mortgage servicing rights are also subject to periodic impairment reviews. If they are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. Impairment related to mortgage servicing rights may be reversed if the market value of the mortgage servicing rights recovers. For additional information regarding goodwill and mortgage servicing rights, see “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

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

Dependence on Key Personnel

     The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives or directors, including Thomas W. Scott, Chairman of the Board of Directors, Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, or Ed Garding, Executive Vice President and Chief Credit Officer, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See Part III, Item 10, “Directors and Executive Officers of the Registrant.”

Competition

     National competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. Moreover, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the GLB Act have increased competition in the financial services industry and in the Bank’s markets, including competition from larger, multi-state financial holding companies and their bank and nonbank affiliates. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business — Competition” and “Business — Regulation and Supervision” above.

Government Regulation and Monetary Policy

     The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Business — Regulation and Supervision” above.

Control by Affiliates

     The directors and executive officers of the Company beneficially own 60.9% of the outstanding common stock of the Company. Many of these directors and executive officers are members of the Scott family, which collectively owns 77.5% of the outstanding common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of the Company’s business, including transactions involving any merger, share exchange, sale of assets outside the ordinary course of business and dissolution.

Lack of Trading Market; Market Prices

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 9.3% without such restrictions. FIBS has a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal available to FIBS. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is acceptable to the shareholder. FIBS has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. During 2004, the Company repurchased 12,577 shares of its unrestricted stock from participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc. (“Savings Plan”) and 81,804 shares of its restricted stock from shareholders. All shares were repurchased at the most recent minority appraised value at the repurchase date.

     The appraised minority value of FIBS common stock represents the estimated fair market valuation of a minority interest in such stock, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of the FIBS common stock in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value holders of FIBS common stock may realize with respect to shares held by them. Moreover, the estimated fair market value of the FIBS common stock may be materially different at any date other than the valuation dates.

     FIBS has no obligation, by contract, policy or otherwise to purchase stock from any shareholder desiring to sell or to create any market for the stock. Historically, it has been the practice of FIBS to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. In the last three calendar years (2002-2004), FIBS repurchased a total of 239,413 shares of common stock, 185,872 of which were restricted by shareholder agreements. FIBS repurchased the stock at the most recent appraised minority value at the repurchase date, in accordance with the shareholder agreements. FIBS’ repurchases of stock are subject to corporate law and regulatory restrictions that could prevent stock repurchases. See also Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Website Access to United States Securities and Exchange Commission Filings

     All reports filed electronically by the Company with the SEC, including the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, are accessible at no cost through the Company’s website at www.firstinterstatebank.com as soon as reasonably practicable after they have been filed with the SEC. These reports are also accessible on the SEC’s website at www.sec.gov.

Item 2. Properties

     The Company’s principal executive offices and a banking office are anchor tenants in a commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. As of December 31, 2004, the Company leased approximately 83,023 square feet of space in the building.

     As of December 31, 2004, the Company also provided banking services at 57 additional locations in Montana and Wyoming, of which 30 locations are owned by the Company and 27 locations are leased from independent third parties.

     The Company leases approximately 24,368 square feet of office space for its operations center, also located in Billings, Montana, and an aggregate of approximately 53,729 square feet of office space in Montana, Colorado, Idaho and Oregon for its technology services subsidiary.

     The Company believes its facilities are adequate to meet its needs for at least the next twelve months.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

Description of FIBS Capital Stock

     The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 7,970,300 shares were outstanding as of December 31, 2004, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2004.

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

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 9.3% held by 17 shareholders without such restrictions, including the Company’s 401(k) plan which holds 79.4% of the unrestricted shares. See also Part I, Item 1, “Risk Factors — Lack of Trading Market; Market Prices.”

     Quarter-end minority appraisal values for the past two years, determined by Alex Sheshunoff & Co. Investment Banking, are as follows:

Appraised
Valuation As Of	Minority Value
December 31, 2002	$46.00
March 31, 2003	46.00
June 30, 2003	47.00
September 30, 2003	49.50
December 31, 2003	51.00
March 31, 2004	52.50
June 30, 2004	54.50
September 30, 2004	55.50
December 31, 2004	63.00

     As of December 31, 2004, options for 781,661 shares of the FIBS common stock were outstanding at various exercise prices, ranging from $40.00 to $54.50. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2004, would be $34.2 million, or a weighted average exercise price of $43.74 per share.

     Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to shareholder’s agreements:

•	Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder’s agreement (“Scott Agreement”). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS’ approval, to the Company’s officers, directors, advisory directors or to the Company’s Savings Plan.

•	Shareholders of the Company who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 740,762 shares of unrestricted stock, are subject to shareholder’s agreements (“Shareholder Agreements”). Stock subject to the Shareholder Agreements may not be sold or transferred without triggering the Company’s option to acquire the stock in accordance with the terms of the Shareholder Agreements. In addition, the Shareholder Agreements grant the Company the right to repurchase all or some of the stock under certain conditions.

     Purchases of FIBS common stock made through the Company’s Savings Plan are not restricted by Shareholder Agreements, due to requirements of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. However, since the Savings Plan does not allow distributions “in kind,” any distributions from an employee’s account in the Savings Plan will allow, and may require, the Financial Services division of the Bank (the “Plan Trustee”), to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is likely that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.

     There are 688 record shareholders of FIBS as of December 31, 2004, including the Company’s Savings Plan as trustee for 588,370 shares held on behalf of 1,462 individual participants in the plan. Of such participants, 307 individuals also own shares of FIBS stock outside of the plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

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

     Historical quarterly dividends for 2003 and 2004 are as follows:

Month
Declared	Amount	Total Cash
and Paid	Per Share	Dividend
January 2003	$.34	$2,651,914
April 2003	.32	2,517,307
July 2003	.32	2,512,213
October 2003	.34	2,688,626
January 2004	.34	2,689,818
April 2004	.40	3,158,260
July 2004	.40	3,154,552
October 2004	.42	3,351,829
January 2005	.42	3,346,736

Dividend Restrictions

     For a description of restrictions on the payment of dividends, see Item 1, “Business - Regulation and Supervision — Restrictions on Transfers of Funds to FIBS and the Bank.”

Preferred Stock

     The authorized capital stock of FIBS includes 100,000 shares of preferred stock. The FIBS Board of Directors is authorized, without approval of the holders of common stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. The FIBS Board of Directors may cause FIBS to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of the common stock or make it more difficult to effect a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2004, regarding the Company’s equity compensation plans.

Equity Compensation Plans

	Number of Securities		Number of Securities
	To be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by shareholders(2)	781,661	$43.74	670,475

Equity compensation plans not approved by shareholders(3)	N/A	N/A	15,000

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents stock options pursuant to the Company’s 2001 Stock Option Plan. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.

(3)	Represents restricted stock pursuant to the Company’s 2004 Restricted Stock Award Plan. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.

Sales of Unregistered Securities

     During 2004, the Company issued 15,732 unregistered shares of its common stock to 142 senior officers, including 10,000 shares pursuant to the Company’s 2004 Restricted Stock Award Plan, and 5,732 shares pursuant to incentive bonuses. The shares were valued at an aggregate of $795,234. These issuances were made in reliance upon the “no sale” provision of Section 2(a)(3) of the Securities Act of 1933, and upon the exemption from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2004.

Purchases of Equity Securities by Issuer

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs (1)	Plans or Programs

October 2004	1,684	$54.50	0	Not Applicable
November 2004	918	54.89	0	Not Applicable
December 2004	9,328	55.50	0	Not Applicable

Total	11,930	$55.31	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 9.3% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2004 and 2003, and its results of operations for the fiscal years ended December 31, 2004, 2003 and 2002, has been derived from the audited consolidated financial statements of the Company included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2002, 2001 and 2000, and its results of operations for the fiscal years ended December 31, 2001 and 2000, has been derived from the audited consolidated financial statements of the Company not included herein.

Five Year Summary

(Dollars in thousands except share and per share data)

Year ended December 31,	2004	2003	2002	2001 (1)	2000 (1)

Operating Data:
Interest income	$192,840	189,258	201,306	219,025	211,797
Interest expense	42,421	48,614	65,459	93,984	101,789
Net interest income	150,419	140,644	135,847	125,041	110,008
Provision for loan losses	8,733	9,852	9,191	7,843	5,280
Net interest income after provision for loan losses	141,686	130,792	126,656	117,198	104,728
Noninterest income	71,256	70,152	60,901	52,135	44,151
Noninterest expense	143,592	137,925	133,816	120,249	101,323

Income before income taxes	69,350	63,019	53,741	49,084	47,556
Income tax expense	23,929	22,267	19,247	17,901	17,176

Net income	$45,421	40,752	34,494	31,183	30,380

Basic earnings per common share	$5.74	5.18	4.41	3.97	3.83
Diluted earnings per common share	5.68	5.15	4.41	3.94	3.78
Dividends per common share	1.56	1.32	1.29	1.18	1.11
Weighted average common shares outstanding — diluted	7,997,579	7,909,947	7,830,429	7,921,694	8,044,531

Ratios:
Return on average assets	1.14%	1.09	1.03	1.01	1.10
Return on average common stockholders’ equity	15.75	15.79	14.86	14.89	16.81
Average stockholders’ equity to average assets	7.22	6.93	6.91	6.80	6.52
Net interest margin	4.34	4.37	4.66	4.66	4.59
Net interest spread	4.12	4.14	4.33	4.11	4.00
Common stock dividend payout ratio (2)	27.18	25.48	29.25	29.72	28.98

Balance Sheet Data at Year End:
Total assets	$4,217,293	3,879,744	3,558,968	3,278,850	2,933,262
Loans	2,739,509	2,554,899	2,236,550	2,122,102	1,972,323
Allowance for loan losses	42,141	38,940	36,309	34,091	32,820
Investment securities	867,315	799,587	799,292	693,178	613,708
Deposits	3,321,681	3,156,721	2,911,847	2,672,747	2,365,225
Other borrowed funds	7,995	7,137	7,970	8,095	11,138
Long-term debt	61,926	47,590	23,645	34,331	37,000
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	41,238	40,000	40,000	40,000
Stockholders’ equity	308,326	274,226	243,854	222,069	197,986

Five Year Summary (continued)

(Dollars in thousands except share and per share data)

Year ended December 31,	2004	2003	2002	2001(1)	2000(1)

Asset Quality Ratios at Year End:
Non-performing assets to total loans and other real estate owned (“OREO”)(3)	0.79%	1.30	1.51	1.22	1.48
Allowance for loan losses to total loans	1.54	1.52	1.62	1.61	1.66
Allowance for loan losses to non-performing loans(4)	212.04	124.53	109.23	133.83	124.88
Net charge-offs to average loans	0.21	0.31	0.32	0.32	0.17

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	9.67%	9.30	9.17	8.73	8.55
Total risk-based capital	10.95	10.64	10.62	10.33	10.36
Leverage ratio	7.49	7.13	6.90	6.77	6.78

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated useful life. Selected financial data for 2001 and 2000 have not been restated to reflect the nonamortization provisions of SFAS No. 142. Goodwill amortization expense, net of income tax benefit, was $1.9 million and $1.7 million in 2001 and 2000, respectively.

(2)	Dividends per common share divided by basic earnings per common share.

(3)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(4)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain statements contained in this document that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and, other factors referenced in this document, including, without limitation, information under the caption “Business — Risk Factors” in Part I, Item 1. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Estimates and Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are summarized in “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

     The Company’s critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: 1) the accounting estimate requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and 2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Allowance for Loan Losses

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount the Company believes is sufficient to provide for estimated losses inherent in its loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, the Company’s historical experience has provided for an adequate allowance for loan losses. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition — Allowance for Loan Losses” below and “Notes to Consolidated Financial Statements — Allowance for Loan Losses” included in Part IV, Item 15.

Valuation of Mortgage Servicing Rights

     The Company recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value and are amortized over the period of estimated servicing income. Mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. The Company utilizes the expertise of a third-party consultant to estimate the fair value of its mortgage servicing rights quarterly. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable.

     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan repayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

     At December 31, 2004, the consultant’s valuation model indicated that an immediate 0.5% decrease in interest rates would result in a reduction in fair value of mortgage servicing rights of $9.3 million and an immediate 1.0% decrease in interest rates would result in a reduction in fair value of $13.5 million.

     For additional information regarding mortgage servicing rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Servicing Rights” included below and “Notes to Consolidated Financial Statements — Mortgage Servicing Rights,” included in Part IV, Item 15.

Executive Overview

     FIBS is a financial and bank holding company with 58 banking offices in 30 communities throughout Montana and Wyoming. The Company differentiates itself from competitors by focusing on providing superior service to its banking and technology services customers and emphasizing community service to improve the communities it serves.

     The Company derives its income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. The Company also derives income from noninterest sources such as fees received in connection with various lending and deposit services; trust, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; technology services; and, from time to time, gains on sales of assets. The Company’s principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.

     During 2004, the Company continued to focus on improving operating efficiencies while growing internally through the effective offering and promotion of competitively priced products and services. This strategy resulted in increased earnings in 2004. Net income of $45.4 million in 2004 exceeded 2003 earnings by 11.5%, and earnings per diluted share increased $.53 to $5.68 in 2004. Net interest income, on a fully taxable-equivalent basis, increased $10.0 million in 2004 primarily due to growth in loans and investment securities and decreases in interest expense on deposits. Net income for 2004 was also positively impacted by lower provisions for loan losses, the reversal of mortgage servicing rights impairment and a gain on the sale of a banking office. Income from the origination and sale of residential real estate mortgages decreased as a result of the current sustained low interest rate environment. However, much of this revenue loss was replaced by increased fee revenue, primarily from service charges on deposit accounts, investment services fees and mortgage loan servicing fees.

     The Company not only grew in terms of earnings but also in terms of asset size, surpassing $4.2 billion in total assets in 2004. Most of the increase in total assets was attributable to internal growth in loans, primarily funded by increases in customer deposits and securities sold under repurchase agreements.

     Faced with continued challenges of a sustained low interest rate environment and a flattened yield curve, the Company’s focuses in 2005 are on improving internal efficiency and implementing revenue generation strategies. Improvements in internal efficiency are expected through control of operating expenses, implementation of new technologies and consolidation of like operational and administrative functions, where appropriate. Revenue generation strategies include new and expanded sales initiatives and development of new pricing opportunities.

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

Results of Operations

     Increases in the Company’s earnings during recent years have been effected through a successful combination of internal growth and acquisitions. Internal growth experienced by the Company is reflected by an increased volume of customer loans and deposits, without giving effect to acquisitions. The Company’s internal growth has largely been accomplished through a combination of effective offering and promotion of competitively priced products and services and the opening of several de novo banking offices. Net income was $45.4 million, or $5.68 per diluted share, in 2004, as compared to $40.8 million, or $5.15 per diluted share, in 2003, and $34.5 million, or $4.41 per diluted share, in 2002.

Net Interest Income

     Net interest income, the largest source of the Company’s operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities.

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

Average Balance Sheets, Yields and Rates

	Year Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans(1)(2)	$2,629,474	162,598	6.18%	$2,448,386	159,500	6.51%	$2,186,905	164,021	7.50%
U.S. and agency securities	715,363	25,272	3.53	679,064	25,347	3.73	563,686	30,741	5.45
Federal funds sold	69,225	1,071	1.55	49,823	545	1.09	79,666	1,327	1.67
Other securities	12,825	315	2.46	19,170	540	2.82	43,970	1,890	4.30
Tax exempt securities(2)	95,376	6,489	6.80	88,913	6,236	7.01	82,948	6,008	7.24
Interest bearing deposits in banks	14,411	281	1.95	1,272	19	1.49	19,686	306	1.55

Total interest earning assets	3,536,674	196,026	5.54	3,286,628	192,187	5.85	2,976,861	204,293	6.86

Noninterest earning assets	460,327			436,866			384,254

Total assets	$3,997,001			$3,723,494			$3,361,115

Interest bearing liabilities:
Demand deposits	$576,909	1,618	0.28%	$534,070	1,697	0.32%	$480,499	3,686	0.77%
Savings deposits	898,631	6,664	0.74	820,762	6,512	0.79	739,079	11,039	1.49
Time deposits	1,027,096	26,022	2.53	1,058,793	33,178	3.13	1,027,378	41,526	4.04
Borrowings(3)	387,609	3,814	0.98	324,754	2,325	0.72	266,225	3,634	1.37
Long-term debt	52,732	2,329	4.42	48,869	2,374	4.86	30,744	2,045	6.65
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	1,974	4.79	44,132	2,528	5.73	40,000	3,529	8.82

Total interest bearing liabilities	2,984,215	42,421	1.42	2,831,380	48,614	1.71	2,583,925	65,459	2.53

Noninterest bearing deposits	693,705			600,276			511,803
Other noninterest bearing liabilities	30,655			33,796			33,292
Stockholders’ equity	288,426			258,042			232,095

Total liabilities and stockholders’ equity	$3,997,001			$3,723,494			$3,361,115

Net FTE interest income		$153,605			$143,573			$138,834
Less FTE adjustments(2)		(3,186)			(2,929)			(2,987)

Net interest income from consolidated statements of income		$150,419			$140,644			$135,847

Interest rate spread			4.12%			4.14%			4.33%

Net FTE yield on interest earning assets(4)			4.34%			4.37%			4.66%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of loan fees, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net FTE yield on interest earning assets during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income on a fully taxable-equivalent (“FTE”) basis increased $10.0 million, or 7.0%, during 2004. This increase reflects the combined effects of increases in the average balances of interest earning assets, primarily loans and investment securities, as well as a decrease in interest expense on interest bearing liabilities resulting from declines in market interest rates. Net FTE interest income increased $4.7 million, or 3.4%, to $143.6 million in 2003, from $138.8 million in 2002, primarily due to loan and deposit growth.

     The net FTE yield on interest earning assets decreased 3 basis points, or less than 1.0%, to 4.34% in 2004, as compared to 4.37% in 2003, and 29 basis points to 4.37% in 2003, as compared to 4.66% in 2002. The declining yields are primarily due to decreases in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities combined with the impact of reinvesting funds received through prepayments and repricing on loans, investment securities and borrowings at current market interest rates.

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

Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

Year ended	December 31, 2004			December 31, 2003			December 31, 2002
	compared with			compared with			compared with
	December 31, 2003			December 31, 2002			December 31, 2001
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$11,797	(8,699)	3,098	19,611	(24,132)	(4,521)	11,555	(29,278)	(17,723)
U.S. and agency securities	1,355	(1,429)	(74)	6,292	(11,686)	(5,394)	7,261	(3,587)	3,674
Federal funds sold	212	314	526	(497)	(285)	(782)	273	(1,655)	(1,382)
Other securities (2)	(179)	(46)	(225)	(1,066)	(284)	(1,350)	(1,830)	(623)	(2,453)
Tax exempt securities(1) (2)	453	(201)	252	432	(204)	228	258	3	261
Interest bearing deposits in banks	192	70	262	(286)	(1)	(287)	(8)	(152)	(160)

Total change	13,830	(9,991)	3,839	24,486	(36,592)	(12,106)	17,509	(35,292)	(17,783)

Interest bearing liabilities:
Demand deposits	136	(215)	(79)	411	(2,400)	(1,989)	1,038	(2,773)	(1,735)
Savings deposits	618	(466)	152	1,220	(5,747)	(4,527)	2,884	(10,499)	(7,615)
Time deposits	(993)	(6,164)	(7,157)	1,270	(9,618)	(8,348)	2,062	(16,103)	(14,041)
Borrowings(3)	450	1,040	1,490	799	(2,108)	(1,309)	507	(4,842)	(4,335)
Long-term debt	188	(233)	(45)	1,206	(877)	329	(713)	(86)	(799)
Subordinated debenture held by by subsidiary trust/trust preferred securities	(166)	(388)	(554)	365	(1,366)	(1,001)	—	—	—

Total change	233	(6,426)	(6,193)	5,271	(22,116)	(16,845)	5,778	(34,303)	(28,525)

Increase (decrease) in FTE net interest income (1)	$13,597	(3,565)	10,032	19,215	(14,476)	4,739	11,731	(989)	10,742

(1) Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2) Held-to-maturity investment securities are presented at amortized cost.

(3) Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

Provision for Loan Losses

     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at assessed levels. Periodically, provisions are made for loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the provision for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates and Significant Accounting Policies” above.

     The provision for loan losses decreased 11.4% to $8.7 million in 2004, from $9.9 million in 2003. The Company reduced its provision for loan losses due to lower levels of non-performing loans, net charge-offs and internally classified loans in 2004.

     The provision for loan losses increased 7.2% to $9.9 million in 2003, from $9.2 million in 2002, primarily due to the application of historical loan loss rates to internal loan risk classifications and management’s assessment of risk associated with higher levels of criticized loans and current economic conditions in the agriculture and hotel/motel market sectors.

Noninterest Income

     Principal sources of noninterest income include service charges on deposit accounts; other service charges, commissions and fees; technology services revenues; income from the origination and sale of loans; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income increased 1.6% to $71.3 million in 2004, from $70.2 million in 2003, and 15.2% to $70.2 million in 2003, from $60.9 million in 2002. Increases in noninterest income are a function of changes in each of the principal categories, as discussed below.

     Services charges on deposit accounts increased 7.2% to $18.9 million in 2004, from $17.6 million in 2003, and 11.9% to $17.6 million in 2003, from $15.7 million in 2002, primarily due to increases in service fee rates for account overdraft processing and stopping check payments that became effective during the second and third quarters of 2003 and the implementation of an automated overdraft processing system during the first quarter of 2004. Additionally, declining interest rates have reduced earnings credits on business checking accounts resulting in increased check processing revenues in 2004 and 2003.

     Other service charges, commissions and fees primarily include debit and credit card interchange income; mortgage servicing fees; investment services revenues; and, ATM service charge revenues. Other service charges, commissions and fees increased 20.4% to $19.2 million in 2004, from $16.0 million in 2003, and 33.5% to $16.0 million in 2003, from $12.0 million in 2002. These increases are primarily attributable to additional fee income from higher volumes of credit and debit card transactions; increases in mortgage servicing revenues due to higher volumes of mortgage loans serviced; and, increases in investment services revenues.

     Technology services revenues increased 14.7% to $13.2 million in 2004, from $11.5 million in 2003. During June 2004, the Company acquired the assets of a small technology services provider. The acquisition increased revenues by approximately $742,000 during the last half of 2004. The remaining increase is primarily due to higher fee income resulting from increases in the number of customers using the Company’s item processing services and higher ATM transaction volumes. Technology services revenues increased 4.1% to $11.5 million in 2003, from $11.0 in 2002, primarily due to higher ATM transaction volumes.

     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased 45.4% to $8.4 million in 2004, from $15.3 million in 2003. This decline is due to a decrease in the number of new and refinanced loans resulting from an extended period of historically low interest rates. Income from the origination and sale of loans increased 66.9% to $15.3 million in 2003, from $9.2 million in 2002. Historically low market interest rates in 2003 caused a significant increase in the number of home loans originated and refinanced in 2003 as compared to 2002.

     Revenues from fiduciary activities increased 11.6% to $5.7 million in 2004, from $5.1 million in 2003, and 9.1% to $5.1 million in 2003, from $4.7 million in 2002 primarily due to increases in the market value of underlying assets and increases in new accounts.

     The Company recorded net losses of $797,000 on sales of investment securities during 2004, as compared to net losses on sales of $75,000 in 2003, and net gains on sales of $2.5 million in 2002. Net investment securities gains and losses were primarily used to offset impairment charges and reversals related to capitalized mortgage servicing rights that were recorded during the same periods.

     Other income primarily includes increases in bank-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased 42.2% to $6.6 million in 2004, from $4.7 million in 2003, primarily due to a $1.7 million gain on the sale of a banking office recorded during third quarter 2004. Other income decreased 19.2% to $4.7 million in 2003, from $5.8 million in 2002 primarily due to a $1.2 million dollar gain on the sale of a banking office recorded during third quarter 2002.

Noninterest Expense

     Noninterest expense increased 4.1% to $143.6 million in 2004, from $137.9 million in 2003, and 3.1% to $137.9 million in 2003, from $133.8 million in 2002. Significant components of these increases are discussed below.

     Salaries, wages and employee benefits expense increased 5.7% to $74.0 million in 2004, from $70.0 million in 2003, primarily due to inflationary wage increases. Exclusive of deferred costs related to the origination of loans, salaries, wages and employee benefits expenses increased 4.3% to $81.1 million in 2004, from $77.8 million in 2003. The Company’s focus on internal efficiencies during 2004 resulted in a reduction of 43 full time equivalent employees as compared to 2003. Savings due to employee reductions were offset primarily by increased group insurance costs.

     Exclusive of deferred costs related to the origination of loans, salaries, wages and employee benefits expenses increased 11.2% to $77.8 million in 2003, from $70.0 million in 2002 primarily due to inflationary wage increases and higher staffing levels to support internal growth and the acquisition of banking offices.

     Occupancy expense increased 10.4% to $11.9 million in 2004, from $10.8 million in 2003, and 2.3% to $10.8 million in 2004, from $10.6 million in 2003, primarily due to higher depreciation and maintenance expenses associated with the upgrade of existing facilities and the addition of new facilities.

     Furniture and equipment expense increased 14.9% to $15.1 million in 2004, from $13.1 million in 2003, due to higher depreciation associated with the upgrade of existing facilities, the addition of new facilities and technology upgrades. Furniture and equipment expense decreased less than 1.0% to $13.1 million in 2003, from $13.2 million in 2002 primarily due to decreases in maintenance expense.

     Professional fees increased 16.3% to $3.2 million in 2004, from $2.7 million in 2003, primarily due to outsourcing of certain customer service functions by the Company’s technology subsidiary. The Company also incurred professional fees related to implementations of automated overdraft processing and account reconciliation systems in 2004. Professional fees increased 6.3% to $2.7 million in 2003, from $2.6 million in 2002 primarily due to fees incurred in evaluating the benefits of automating certain operational functions of the Bank.

     Outsourced technology services expense increased 24.0% to $3.0 million in 2004, from $2.4 million in 2003, and 23.0% to $2.4 million in 2003, from $1.9 million in 2002, primarily due to ATM and debit card transaction processing fees paid to third party processors. These fees fluctuate with transaction volumes.

     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses decreased 7.0% to $31.4 million in 2004, from $33.8 million in 2003. During 2003, the Company expensed unamortized debt issuance costs of $1.9 million, recorded fraud losses of $561,000 and accrued $400,000 for building repairs. Also contributing to lower expense in 2004 was the reversal of impairment on mortgage servicing rights of $263,000 in 2004, as compared to impairment charges of $1.0 million in 2003. These decreases in other expenses were partially offset by increases in fees paid to directors, increases in costs associated with credit card incentive programs and inflationary increases in other expenses.

     Other expenses increased 1.8% to $33.8 million in 2003, from $33.2 million in 2002, primarily due to the write-off of unamortized debt issuance costs associated with trust preferred securities redeemed in April 2003, increases in fraud losses, additional accruals for a building repair and increases in costs related to credit card incentive programs. These increases were partially offset by fluctuations in impairment charges related to capitalized mortgage servicing assets and long-lived assets pending disposition. The Company recorded impairment charges related to capitalized mortgage servicing assets of $1.0 million in 2003, as compared to $2.8 million in 2002. Additionally, during 2002, the Company recorded impairment charges of $1.3 million on equipment disposed of in 2003.

Income Tax Expense

     The Company’s effective federal tax rate was 30.6% for the year ended December 31, 2004 and 29.8% for the years ended December 31, 2003 and 2002. State income tax applies only to pretax earnings of entities operating within Montana, Colorado, Idaho and Oregon. The Company’s effective state tax rate was 3.9%, 5.6% and 6.1% for years ended December 31, 2004, 2003 and 2002, respectively. The decrease in the state tax rate for 2004 reflects the recognition of state tax benefits from prior years.

Operating Segment Results

     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during 2004, 2003 and 2002, and consolidated assets of the Company as of December 31, 2004 and 2003.

     The following table summarizes net income (loss) for each of the Company’s operating segments for the years indicated.

Operating Segment Results
(Dollars in thousands)
	Net Income (Loss)
Year ended December 31,	2004	2003	2002

Community Banking	$47,579	44,255	40,645
Technology Services	3,962	4,410	3,167
Other	(6,120)	(7,913)	(9,318)

Consolidated	$45,421	40,752	34,494

     For additional information regarding the Company’s operating segments, see “Business - Operating Segments” included in Part I, Item 1, and “Notes to Consolidated Financial Statements - Segment Reporting” and “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

Summary of Quarterly Results

     The following table presents the Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2004 and 2003.

Quarterly Results
(Dollars in thousands except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2004:
Interest income	$46,567	47,046	48,143	51,084	192,840
Interest expense	10,084	9,993	10,589	11,755	42,421
Net interest income	36,483	37,053	37,554	39,329	150,419
Provision for loan losses	2,418	2,541	2,387	1,387	8,733
Net interest income after provision for loan losses	34,065	34,512	35,167	37,942	141,686
Noninterest income	16,627	17,269	19,722	17,638	71,256
Noninterest expense	35,714	32,302	37,861	37,715	143,592

Income before income taxes	14,978	19,479	17,028	17,865	69,350
Income tax expense	5,260	6,907	5,942	5,820	23,929

Net income	$9,718	12,572	11,086	12,045	45,421

Basic earnings per common share	$1.23	1.59	1.41	1.51	5.74
Diluted earnings per common share	1.22	1.58	1.39	1.49	5.68
Dividends per common share	0.34	0.40	0.40	0.42	1.56

Quarterly Results (continued)
(Dollars in thousands except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2003:
Interest income	$46,684	48,176	46,839	47,559	189,258
Interest expense	13,894	12,509	11,389	10,822	48,614
Net interest income	32,790	35,667	35,450	36,737	140,644
Provision for loan losses	2,430	2,570	2,422	2,430	9,852
Net interest income after provision for loan losses	30,360	33,097	33,028	34,307	130,792
Noninterest income	17,792	18,444	17,307	16,609	70,152
Noninterest expense	34,572	35,484	31,770	36,099	137,925

Income before income taxes	13,580	16,057	18,565	14,817	63,019
Income tax expense	4,743	5,822	6,735	4,967	22,267

Net income	$8,837	10,235	11,830	9,850	40,752

Basic earnings per common share	$1.12	1.30	1.51	1.24	5.18
Diluted earnings per common share	1.12	1.30	1.50	1.24	5.15
Dividends per common share	0.34	0.32	0.32	0.34	1.32

     Results for the fourth quarter of 2004 improved over the fourth quarter of 2003, primarily due to increases in net interest income, which increased 7.1% as a result of internal growth. The net yield on interest earning assets for the quarter ended December 31, 2004 was 4.30%, a decrease of 4 basis points from the fourth quarter of 2003. This compression in net interest margin is the result of balance reductions on higher-yielding, fixed rate loans and increases in deposits at current market rates. The Company recorded lower provisions for loan losses during the quarter ended December 31, 2004, as compared to fourth quarter 2003 due to improvements in asset quality. Additionally, the Company recorded a reversal of impairment related to capitalized mortgage servicing rights of $367,000 during fourth quarter 2004 as compared to impairment charges of $883,000 during fourth quarter 2003. Offsetting these increases in income were higher depreciation and maintenance expenses, higher amortization expense related to mortgage servicing rights and increases in group medical insurance expense.

     Results for the fourth quarter of 2004 improved over the third quarter of 2004, primarily due to increases in net interest income, lower provisions for loan losses and the reversal of impairment related to capitalized mortgage servicing rights. These increases were partially offset by decreases in income from the origination and sale of loans and higher amortization expense related to capitalized mortgage servicing rights. In addition, the Company recorded a $1.7 million gain on the sale of a banking office during third quarter 2004.

Financial Condition

     Total assets increased 8.7% to $4,217 million as of December 31, 2004, from $3,880 million as of December 31, 2003, primarily due to internal growth in loans. Asset growth was primarily funded by increases in customer deposits and securities sold under repurchase agreements.

Loans

     The Company’s loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities served by the Company.

     Total loans increased 7.2% to $2,740 million as of December 31, 2004, from $2,555 million as of December 31, 2003, the result of internal growth. All loan categories demonstrated growth with the exception of agricultural loans. The most significant growth occurred in loans secured by commercial real estate and construction loans, which increased 11.3% and 21.2%, respectively, from December 31, 2003. Total loans increased 14.2% to $2,555 million as of December 31, 2003, from $2,237 million as of December 31, 2002, primarily due to internal growth, particularly in loans secured by commercial real estate and construction loans, and the acquisition of a bank holding company and its bank subsidiary.

     The following table presents the composition of the Company’s loan portfolio as of the dates indicated:

Loans Outstanding

(Dollars in thousands)

	As of December 31,
	2004	Percent	2003	Percent	2002	Percent	2001	Percent		2000	Percent

Loans
Real estate	$1,645,229	60.0%	$1,497,199	58.6%	$1,214,730	54.3%	$1,101,294		51.9%	$954,933	48.5%
Consumer	514,045	18.8	491,938	19.3	470,668	21.0	483,636		22.8	495,445	25.1
Commercial	500,611	18.3	480,725	18.8	460,536	20.6	434,330		20.5	420,706	21.3
Agricultural	74,303	2.7	82,634	3.2	87,144	3.9	95,513		4.5	95,387	4.8
Other loans	5,321	0.2	2,403	0.1	3,472	0.2	7,329		0.3	5,852	0.3

Total loans	2,739,509	100.0%	2,554,899	100.0%	2,236,550	100.0%	2,122,102		100.0%	1,972,323	100.0%

Less allowance for loan losses	42,141		38,940		36,309		34,091			32,820

Net loans	$2,697,368		$2,515,959		$2,200,241		$2,088,011	$		1,939,503

Ratio of allowance to total loans	1.54%		1.52%		1.62%		1.61%			1.66%

     The following table presents the maturity distribution of the Company’s loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2004:

Maturities and Interest Rate Sensitivities
(Dollars in thousands)
	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$675,030	644,177	326,022	1,645,229
Consumer	269,319	227,849	16,877	514,045
Commercial	419,914	72,774	7,923	500,611
Agricultural	68,800	5,370	133	74,303
Other loans	5,321	—	—	5,321

	$1,438,384	950,170	350,955	2,739,509

Loans at fixed interest rates	$541,239	729,467	154,200	1,424,906
Loans at variable interest rates	879,560	220,703	196,755	1,297,018
Nonaccrual loans	17,585	—	—	17,585

	$1,438,384	950,170	350,955	2,739,509

     For additional information concerning the Company’s loan portfolio and its credit administration policies, see Part I, Item 1, “Business — Lending Activities.”

Investment Securities

     The Company’s investment portfolio is managed to attempt to obtain the highest yield possible, while meeting the Company’s risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of mortgage-backed securities, U.S. government agency securities, tax exempt securities, corporate securities and mutual funds. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

     Investment securities increased 8.5% to $867 million as of December 31, 2004, from $800 million as of December 31, 2003, due to investment of funds primarily generated through internal deposit growth. The weighted average yield on investment securities decreased 19 basis points to 3.89% in 2004, from 4.08% in 2003, primarily due to the investment of funds received through deposit growth and early repayment of mortgage-backed investment securities in shorter duration U.S. agency securities in anticipation of market interest rate increases.

     Investment securities increased less than 1% to $800 million as of December 31, 2003, from $799 million as of December 31, 2002. During 2003, available-for-sale investment securities were sold to offset mortgage servicing right impairment adjustments recorded during the same period. Proceeds from investment security sales and prepayments of mortgage-backed securities were used to fund loan growth or were reinvested in securities.

     The following table sets forth the book value, percentage of total investment securities and average yield for the Company’s investment securities as of December 31, 2004:

Securities Maturities and Yield

(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield (1)

U.S. Government agency securities
Maturing within one year	$206	0.0%	2.71%
Maturing in one to five years	358,262	41.3	3.13

Mark-to-market adjustments on securities available-for-sale	(2,822)

Total	355,646	41.0	3.13

Tax exempt securities
Maturing within one year	3,535	0.4	6.75
Maturing in one to five years	50,981	5.9	6.50
Maturing in five to ten years	32,401	3.7	6.80
Maturing after ten years	13,139	1.5	6.30

Mark-to-market adjustments on securities available-for-sale	—

Total	100,056	11.5	6.58

Corporate securities
Maturing within one year	10,291	1.2	2.78
Maturing in five to ten years (2)	490	0.0	0.00

Mark-to-market adjustments on securities available-for-sale	(1)

Total	10,780	1.2	2.78

Mortgage-backed securities
Maturing within one year	84,665	9.8	4.42
Maturing in one to five years	201,571	23.2	4.33
Maturing in five to ten years	76,597	8.8	3.97
Maturing after 10 years	40,314	4.6	4.65

Mark-to-market adjustments on securities available-for-sale	(2,497)

Total	400,650	46.2	4.31

Mutual funds with no stated maturity	183	0.0	1.58
Mark-to-market adjustments on securities available-for-sale	—

Total	183	0.0	1.58

Total	$867,315	100.0%	3.89%

(1)	Average yields have been calculated on a FTE basis.

(2)	Investment in community development entity. Return on investment is in the form of credits that reduce income tax expense.

     The maturities noted above reflect $258,150 of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk to the Company in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2004.

     As of December 31, 2003, the Company had U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities, and mutual funds with carrying values of $241,050, $92,018, $10,684, $455,734, and $101, respectively. During 2003, weighted average yields on U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds were 2.90%, 6.68%, 2.90%, 4.30% and 2.08%, respectively.

     As of December 31, 2002, the Company had U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds with carrying values of $241,457, $82,818, $5,770, $428,954 and $40,293, respectively. During 2002, weighted average yields on U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds were 3.89%, 7.02%, 2.75%, 5.14% and 1.45%, respectively.

     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Premises and Equipment

     Premises and equipment increased 8.4% to $122 million as of December 31, 2004, from $112 million as of December 31, 2003, primarily due to construction of new banking offices and the remodel of existing banking offices during 2004. Premises and equipment increased 21.0% to $112 million as of December 31, 2003, from $93 million as of December 31, 2002, primarily due to new main frame hardware and software placed into service during 2003, the acquisition of a bank holding company and its bank subsidiary, the construction of new banking offices and the remodel of existing banking offices.

Mortgage Servicing Rights

     The Company recognizes the rights to service mortgage loans for others whether acquired or internally originated. Net mortgage servicing rights increased 22.3% to $18 million as of December 31, 2004, from $14 million as of December 31, 2003, and 71.4% to $14 million as of December 31, 2003, from $8 million as of December 31, 2002 primarily due to internal loan origination. Impairment reserves for mortgage servicing assets were $5 million as of December 31, 2004 and 2003, and $4 million as of December 31, 2002. For additional information regarding the Company’s mortgage servicing rights, see “Notes to Consolidated Financial Statements — Mortgage Servicing Rights” included in Part IV, Item 15.

Deposits

     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist primarily of noninterest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Deposits increased 5.2% to $3,322 as of December 31, 2004, from $3,157 as of December 31, 2003, despite the sale of a banking office with $33 million of deposits in 2004. This increase is due to internal growth, primarily in noninterest bearing demand, interest bearing demand and savings deposits. During 2004, the Company experienced a shift in the mix of deposits from time deposits to interest bearing demand and savings deposits.

     Deposits increased 8.4% to $3,157 million as of December 31, 2003, from $2,912 million as of December 31, 2002. Approximately $42 million of the increase is due to the acquisition of a bank holding company and its bank subsidiary during 2003. The remaining increase is the result of internal growth, with the most significant growth occurring in noninterest bearing deposits.

     In addition to deposits, the Company also uses other traditional funding sources to support its earning asset portfolio including other borrowed funds consisting primarily of tax deposits due to the federal government, repurchase agreements with commercial depositors and, on a seasonal basis, federal funds purchased.

     For additional information concerning customer deposits, including its use of repurchase agreements, see Part I, Item 1, “Business — Funding Sources” and “Notes to Consolidated Financial Statements — Deposits” included in Part IV, Item 15.

Other Borrowed Funds

     Other borrowed funds increased 12.0% to $8 million as of December 31, 2004, from $7 million as of December 31, 2003, and decreased 10.5% to $7 million as of December 31, 2003, from $8 million as of December 31, 2002. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. For additional information on other borrowed funds as of December 31, 2004 and 2003, see “Notes to Consolidated Financial Statements — Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

(Dollars in thousands)

As of and for the year ended December 31,	2004	2003	2002

Federal funds purchased:
Balance at period end	$—	—	—
Average balance	3,437	4,028	189
Maximum amount outstanding at any month-end	42,885	55,490	2,000
Average interest rate:
During the year	1.00%	1.18%	1.63%
At period end	—	—	—

Securities sold under repurchase agreements:
Balance at period end	$449,699	323,406	300,234
Average balance	378,839	316,084	260,183
Maximum amount outstanding at any month-end	453,651	336,589	300,524
Average interest rate:
During the year	0.98%	0.70%	1.36%
At period end	1.68%	0.59%	0.94%

Long-Term Debt

     The Company’s long-term debt is comprised principally of fixed rate notes with the FHLB, an unsecured revolving term loan, unsecured subordinated notes and obligations under capital leases. Long-term debt increased 30.1% to $62 million as of December 31, 2004, from $48 million as of December 31, 2003, primarily due to a $25 million advance on a five year, fixed rate borrowing from the FHLB. This advance is subject to immediate repayment at quarterly intervals beginning October 1, 2005 if the three-month London Interbank Offered Rate (“LIBOR”) equals or exceeds 5.00%. Increases in FHLB advances were offset by principal reductions on the Company’s revolving line and subordinated notes. Long-term debt increased 101.3% to $48 million as of December 31, 2003, from $24 million as of December 31, 2002 primarily due to advances on fixed rate, four and seven year borrowings from the FHLB during 2003. For additional information on long-term debt as of December 31, 2004 and 2003, see “Notes to Consolidated Financial Statements — Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Subordinated Debenture Held by Subsidiary Trust

     The Company adopted the provisions of Financial Accounting Standards Board Revised Interpretation No. 46 (“FIN 46”) effective December 31, 2003. Upon adoption, the Company deconsolidated its investment in a variable interest subsidiary trust formed for the exclusive purpose of issuing capital trust preferred securities and using the proceeds to purchase a junior subordinated debenture issued by FIBS. The deconsolidation resulted in an increase in the Company’s debt obligation of $1 million, which represents the Company’s ownership in the subsidiary trust. For additional information on the subordinated debenture held by the subsidiary trust and the capital trust preferred securities, see “Notes to Consolidated Financial Statements - Subordinated Debenture Held by Subsidiary Trust” included in Part IV, Item 15.

Non-Performing Assets

     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. Management generally places loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.4 million, $1.7 million, $1.7 million, $1.7 million and $1.9 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

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

     The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in thousands)

As of December 31,	2004	2003	2002	2001	2000

Non-performing loans:
Nonaccrual loans	$17,585	24,298	28,616	18,273	19,619
Accruing loans past due 90 days or more	905	5,558	4,625	7,200	5,158
Restructured loans	1,384	1,414	—	—	1,504

Total non-performing loans	19,874	31,270	33,241	25,473	26,281
OREO	1,828	1,999	458	414	3,028

Total non-performing assets	$21,702	33,269	33,699	25,887	29,309

Non-performing assets to total loans and OREO	0.79%	1.30%	1.51%	1.22%	1.48%

     Non-performing assets decreased 34.8% to $22 million as of December 31, 2004, from $33 million as of December 31, 2003. This decrease is primarily the result of the loans of one commercial borrower removed from nonaccrual status due to performance, the loans of one commercial borrower charged-off in 2004 and the renewal of the loans of three commercial borrowers that were past due 90 days and still accruing interest as of December 31, 2003.

     Non-performing assets decreased 1.3% to $33 million as of December 31, 2003, from $34 million as of December 31, 2002 primarily due to paydowns or charge-offs of nonaccrual loans outstanding at December 31, 2002.

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

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the Company’s loan portfolio. See the discussion under “Provision for Loan Losses” above. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when management determines that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are recorded only when cash payments are received.

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

     Management has assessed, and will continue to assess on an on-going basis, the impact of national, regional and local economic conditions on credit risk in the loan portfolio. As of December 31, 2004, delinquency trends and classified loan levels relative to prior periods indicate improvement in the loan portfolio. Management continues to closely monitor credit quality and to focus on identifying potential non-performing loans and loss exposure in a timely manner.

     The following table sets forth information concerning the Company’s allowance for loan losses as of the dates and for the years indicated.

Allowance for Loan Losses

(Dollars in thousands)

As of and for the year ended December 31,	2004	2003	2002	2001	2000

Balance at the beginning of period	$38,940	36,309	34,091	32,820	29,599
Allowance of acquired banking offices	—	385	—	—	1,019
Charge-offs:
Real estate	475	856	1,233	506	189
Consumer	5,304	5,265	5,609	5,661	4,369
Commercial	1,583	2,668	2,076	2,200	1,084
Agricultural	438	1,297	577	195	164

Total charge-offs	$7,800	10,086	9,495	8,562	5,806

Allowance for Loan Losses (continued)

(Dollars in thousands)

As of and for the year ended December 31,	2004	2003	2002	2001	2000

Recoveries:
Real estate	$182	373	160	128	284
Consumer	1,424	1,571	1,752	1,452	1,485
Commercial	511	400	519	366	874
Agricultural	151	136	91	44	85

Total recoveries	2,268	2,480	2,522	1,990	2,728

Net charge-offs	5,532	7,606	6,973	6,572	3,078
Provision for loan losses	8,733	9,852	9,191	7,843	5,280

Balance at end of period	$42,141	38,940	36,309	34,091	32,820

Period end loans	$2,739,509	2,554,899	2,236,550	2,122,102	1,972,323
Average loans	2,629,474	2,448,386	2,186,905	2,056,179	1,865,125
Net charge-offs to average loans	0.21%	0.31%	0.32%	0.32%	0.17%
Allowance to period end loans	1.54%	1.52%	1.62%	1.61%	1.66%

     The allowance for loan losses was $42 million, or 1.54% of period end loans, at December 31, 2004, as compared to $39 million, or 1.52% of period end loans, at December 31, 2003, and $36 million, or 1.62% of period end loans, at December 31, 2002. Net charge-offs of $5.5 million in 2004 decreased from $7.6 million in 2003, and $7.0 million in 2002.

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

     The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Management has reviewed the allocations and believes the allowance for loan losses was adequate at all times during the five-year period ended December 31, 2004. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

Allocation of the Allowance for Loan Losses

(Dollars in thousands)

As of December 31,	2004		2003		2002		2001		2000
		% Of		% Of		% Of		% Of		% Of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$19,469	60.0%	$17,911	58.6%	$10,879	54.3%	$11,310	51.9%	$11,645	48.5%
Consumer	7,492	18.8	7,153	19.3	5,893	21.0	5,108	22.8	4,632	25.1
Commercial	8,952	18.3	8,657	18.8	7,986	20.6	7,018	20.5	5,360	21.3
Agricultural	2,200	2.7	3,147	3.2	3,336	3.9	2,678	4.5	2,194	4.8
Other loans	27	0.2	12	0.1	17	0.2	37	0.3	29	0.3
Unallocated(1)	4,001	N/A	2,060	N/A	8,198	N/A	7,940	N/A	8,960	N/A

Totals	$42,141	100.0%	$38,940	100.0%	$36,309	100.0%	$34,091	100.0%	$32,820	100.0%

(1)	During 2003, the Company enhanced its methodology for determining the allocated components of the allowance for loan losses to include a more in-depth consideration of the effect of current economic factors on historical loan losses; the effects of rapid loan growth in specific banking offices, particularly in commercial real estate; risk related to unfunded commitments on criticized loans; and, industry concentrations. This enhancement in allocation methodology resulted in the allocation of previously unallocated allowance amounts to individual loan categories.

     The most significant increase in allocated reserves occurred in real estate loans, which increased 8.7%, or $1.6 million, to $19.5 million in 2004, from $17.9 million in 2003, primarily due to deterioration in the credit quality of two large commercial real estate loans, continued concerns about economic conditions in the Company’s hotel/motel market sector and the application of historical loss factors to loan portfolio gradings. The allocated reserves for agricultural loans decreased $947,000, or 30.1%, to $2.2 million in 2004, from $3.1 million in 2003, primarily due to decreases in the level of internally classified loans.

     The allocated reserve for real estate loans increased 64.6% to $17.9 million in 2003, from $10.9 million in 2002 primarily due to significant increases in the level of internally classified commercial real estate loans combined with enhancement of the allocation methodology discussed above in footnote 1 to the table above.

Contractual Obligations

     The Company’s contractual obligations as of December 31, 2004 are summarized in the following table.

Contractual Obligations

(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt obligations (1)	$7,249	24,457	27,857	380	59,943
Capital lease obligations	23	52	61	1,847	1,983
Operating lease obligations	3,875	6,902	5,010	6,349	22,136
Purchase obligations (2)	585	—	—	—	585
Other long-term liabilities (3)	—	—	—	41,238	41,238
Commitments to originate loans	100,000	—	—	—	100,000

Total contractual obligations (4)	$111,732	31,411	32,928	49,814	225,885

(1)	Included in long-term debt are subordinated notes issued in connection with acquisitions in 1996. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. Also included in long-term debt is a $25 million FHLB note maturing on October 1, 2009. The note is subject to immediate repayment at quarterly intervals beginning October 1, 2005, if the three-month LIBOR equals or exceeds 5.0%. For additional information concerning the subordinated notes or the FHLB note, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Purchase obligations relate solely to obligations under construction contracts to build or renovate banking offices.

(3)	Other long-term liabilities include a subordinated debenture held by a wholly-owned subsidiary trust. The subordinated debenture is unsecured, bears a cumulative floating interest rate equal to the three-month LIBOR plus 3.15% and matures on March 26, 2033. Interest distributions are payable quarterly, however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debenture, see “Notes to Consolidated Financial Statements — Subordinated Debenture held by Subsidiary Trust” included in Part IV, Item 15.

(4)	For information regarding the contractual maturities of deposit liabilities, which are not included in the table above, see “Notes to Consolidated Financial Statements - Deposits” included in Part IV, Item 15.

Off-Balance Sheet Arrangements

     The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or liquidity. These include guarantees, commitments to extend credit and standby letters of credit.

     The Company guarantees the distributions and payments for redemption or liquidation of capital trust preferred securities issued by a wholly-owned subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated balance sheets as subordinated debenture held by subsidiary trust. The subordinated debenture currently qualifies as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debenture, see “Notes to Consolidated Financial Statements — Subordinated Debenture Held by Subsidiary Trust” included in Part IV, Item 15.

     The Company guarantees the debt of a joint venture in which it has an ownership interest. As of December 31, 2004, the joint venture had indebtedness of $6,204. For additional information regarding the joint venture, see “Notes to Consolidated Financial Statements - Related Party Transactions” included in Part IV, Item 15.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. For additional information regarding the Company’s off-balance sheet arrangements, see “Notes to Consolidated Financial Statements — Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15.

Capital Resources and Liquidity Management

Capital Resources

     Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 12.4% to $308 million as of December 31, 2004, from $274 million as of December 31, 2003, and 12.5% to $274 million as of December 31, 2003, from $244 million as of December 31, 2002, primarily due to retention of earnings. For the years ended December 31, 2004, 2003 and 2002, the Company paid aggregate cash dividends to stockholders of $12.4 million, $10.4 million and $10.1 million, respectively. During 2003, the Company recapitalized its common stock through a $25 million transfer from retained earnings.

     Pursuant to FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2004, the Bank had a capital level that exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see “Notes to Consolidated Financial Statements — Regulatory Capital” contained in Part IV, Item 15.

Liquidity

     Liquidity measures the Company’s ability to meet current and future cash flow needs as they become due. The Company manages its liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its shareholders. The Company’s liquidity position is supported by management of its liquid assets and liabilities. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in the Company’s held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. The Company does not engage in derivatives or related hedging activities to support its liquidity position.

     Short-term and long-term liquidity requirements of the Company are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in the Company’s loan and investment portfolios, debt obligations and increases in customer deposits.

     For additional information regarding the Company’s operating, investing and financing cash flows, see “Consolidated Financial Statements — Consolidated Statements of Cash Flows,” included in Part IV, Item 15.

     As a holding company, FIBS is a corporation separate and apart from the Bank and, therefore, provides for its own liquidity. Substantially all of FIBS’ revenues are obtained from management fees and dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations. For additional information, see Part I, Item 1, “Business — Regulation and Supervision.”

Asset Liability Management

     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management.

Interest Rate Risk

     Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. The Company’s primary source of earnings is the net interest margin, which is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

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

     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2004. The information presented in the table is based on the Company’s mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.

Interest Rate Sensitivity Gaps

(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months	Year to	After
	or Less	to One Year	Five Years	Five Years	Total

Interest earning assets:
Loans(1)	$1,212,513	432,180	908,090	169,141	2,721,924
Investment securities(2)	162,081	206,496	357,617	141,121	867,315
Interest bearing deposits in banks	83,067	—	—	—	83,067
Federal funds sold	37,590	—	—	—	37,590

Total interest earning assets	$1,495,251	638,676	1,265,707	310,262	3,709,896

Interest bearing liabilities:
Interest bearing demand accounts(3)	$46,732	140,193	436,157	—	623,082
Savings deposits(3)	738,686	44,390	138,100	—	921,176
Time deposits, $100 or more(4)	108,817	159,975	95,952	—	364,744
Other time deposits	148,032	288,324	219,602	34	655,992
Securities sold under repurchase agreements	449,699	—	—	—	449,699
Other borrowed funds	7,995	—	—	—	7,995
Long-term debt	1,883	5,389	52,427	2,227	61,926
Subordinated debenture held by subsidiary trust	41,238	—	—	—	41,238

Total interest bearing liabilities	$1,543,082	638,271	942,238	2,261	3,125,852

Rate gap	$(47,831)	405	323,469	308,001	584,044
Cumulative rate gap	(47,831)	(47,426)	276,043	584,044
Cumulative rate gap as a percentage of total interest earning assets	(1.29)%	(1.28)%	7.44%	15.74%

(1)	Does not include nonaccrual loans of $17,585.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon the Company’s historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $807 million, a negative cumulative one year gap of $622 million and a positive cumulative one to five year gap of $276 million.

(4)	Included in the three month to one year category are deposits of $70,801 maturing in three to six months.

Net Interest Income Sensitivity

     The view presented in the preceding interest rate sensitivity gap table does not illustrate the effect on the Company’s net interest margin of changing interest rate scenarios. Management believes net interest income sensitivity provides the best perspective of how day-to-day decisions affect the Company’s interest rate risk profile. Management monitors net interest margin sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios were market rates gradually change up or down at nonparallel rates resulting in a change in the slope of the yield curve. Estimates produced by the Company’s income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on the Company’s net interest margin may be materially different than estimated.

     The Company targets a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of December 31, 2004, the Company’s income simulation model predicted net interest income would decrease $5.3 million, or 3.2%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.5% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin.

     As of December 31, 2004, the Company’s income simulation model predicted net interest income would decrease $5.5 million, or 3.3%, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.5% decrease in long-term interest rates. This scenario predicts higher prepayments of mortgage- related assets, such as mortgage loans and mortgage-backed investment securities, and that replacing these higher-rate, mortgage-related assets and investing funds generated through deposits at lower yields will reduce the Company’s net interest income. Additionally, because interest rates on deposit accounts cannot decrease to less than 0%, the income simulation model predicts that interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.

     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

Recent Accounting Pronouncements

     New accounting policies adopted by the Company during 2004, and the expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

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

     The following table provides information about the Company’s market sensitive financial instruments, categorized by maturity and the instruments’ fair values at December 31, 2004. The table constitutes a “forward-looking statement.” For a description of the Company’s policies with respect to managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition — Interest Rate Risk.”

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

Market Sensitive Financial Instruments Maturities

(Dollars in thousands)

	December 31, 2004 Expected Maturity/Principal Repayment
	2005	2006	2007	2008	2009	Thereafter	Total

Interest-sensitive assets:
Cash and cash equivalents	$355,908	—	—	—	—	—	355,908
Net loans	1,497,081	357,571	269,321	188,705	145,461	232,614	2,690,753
Securities available-for-sale	93,510	199,897	193,540	135,553	28,899	115,270	766,669
Securities held-to-maturity	10,806	15,801	13,045	38,652	7,205	18,245	103,754
Mortgage servicing rights	2,970	2,853	2,400	1,930	1,561	6,811	18,525

Total interest-sensitive assets	$1,960,275	576,122	478,306	364,840	183,126	372,940	3,935,609

Interest-sensitive liabilities:
Total deposits excluding time deposits	$1,197,007	236,558	236,558	630,822	—	—	2,300,945
Time deposits	714,974	178,729	75,229	26,442	24,953	29	1,020,356
Securities sold under repurchase agreements	449,699	—	—	—	—	—	449,699
Other borrowed funds	7,995	—	—	—	—	—	7,995
Long-term debt	20,224	17,627	12,221	11,436	32	1,847	63,387
Subordinated debenture held by subsidiary trust	—	—	—	—	—	41,238	41,238

Total interest-sensitive liabilities	$2,389,899	432,914	324,008	668,700	24,985	43,114	3,883,620

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

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:

Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2004, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, such controls.

Item 9B. Other Information

     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2004, that were not reported.

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

Item 11. Executive Compensation

     Information concerning “Executive Compensation” is set forth under the heading “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s Proxy Statement and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information concerning “Certain Relationships and Related Transactions” is set forth under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements - Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

     Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accountant Fees and Services” in the Company’s Proxy Statement and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Following are the Company’s audited consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheet of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP

Des Moines, Iowa
February 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 6, 2004

First Interstate BancSystem, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

December 31,	2004	2003

Assets
Cash and due from banks	$235,251	214,529
Federal funds sold	37,590	66,455
Interest bearing deposits in banks	83,067	458
Investment securities:
Available-for-sale	766,669	707,444
Held-to-maturity (estimated fair values of $103,754 and $96,701 at December 31, 2004 and 2003, respectively)	100,646	92,143

Total investment securities	867,315	799,587

Loans	2,739,509	2,554,899
Less allowance for loan losses	42,141	38,940

Net loans	2,697,368	2,515,959

Premises and equipment, net	121,928	112,441
Accrued interest receivable	20,569	19,411
Bank owned life insurance	60,645	58,704
Mortgage servicing rights, net of accumulated amortization and impairment reserve	17,624	14,405
Goodwill	37,390	37,626
Core deposit intangibles, net of accumulated amortization	2,217	3,438
Net deferred tax asset	1,911	3,438
Other assets	34,418	33,293

Total assets	$4,217,293	3,879,744

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$756,687	688,712
Interest bearing	2,564,994	2,468,009

Total deposits	3,321,681	3,156,721

Securities sold under repurchase agreements	449,699	323,406
Accrued interest payable	9,529	10,206
Accounts payable and accrued expenses	16,899	19,220
Other borrowed funds	7,995	7,137
Long-term debt	61,926	47,590
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	3,908,967	3,605,518

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2004 and 2003	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,970,300 shares and 7,912,699 shares as of December 31, 2004 and 2003, respectively	36,803	33,187
Retained earnings	275,172	242,105
Unearned compensation — restricted stock	(425)	—
Accumulated other comprehensive loss, net	(3,224)	(1,066)

Total stockholders’ equity	308,326	274,226

Total liabilities and stockholders’ equity	$4,217,293	3,879,744

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

Year Ended December 31,	2004	2003	2002

Interest income:
Interest and fees on loans	$161,787	158,854	163,231
Interest and dividends on investment securities:
Taxable	25,587	25,887	32,638
Exempt from federal taxes	4,114	3,953	3,804
Interest on deposits in banks	281	19	306
Interest on federal funds sold	1,071	545	1,327

Total interest income	192,840	189,258	201,306

Interest expense:
Interest on deposits	34,304	41,387	56,251
Interest on federal funds purchased	34	47	3
Interest on securities sold under repurchase agreements	3,720	2,227	3,546
Interest on other borrowed funds	60	51	85
Interest on long-term debt	2,329	2,374	2,045
Interest on subordinated debenture held by subsidiary trust	1,974	1,436	—
Interest on trust preferred securities	—	1,092	3,529

Total interest expense	42,421	48,614	65,459

Net interest income	150,419	140,644	135,847
Provision for loan losses	8,733	9,852	9,191

Net interest income after provision for loan losses	141,686	130,792	126,656

Noninterest income:
Service charges on deposit accounts	18,899	17,625	15,748
Other service charges, commissions and fees	19,215	15,956	11,955
Technology services	13,185	11,497	11,041
Income from the origination and sale of loans	8,379	15,340	9,189
Income from fiduciary activities	5,739	5,141	4,711
Investment securities gains (losses), net	(797)	(75)	2,478
Other income	6,636	4,668	5,779

Total noninterest income	71,256	70,152	60,901

Noninterest expense:
Salaries, wages and employee benefits	73,972	69,999	68,379
Occupancy, net	11,931	10,803	10,558
Furniture and equipment	15,052	13,096	13,173
Mortgage servicing rights amortization	3,986	3,910	2,734
Professional fees	3,179	2,733	2,572
Outsourced technology services	2,966	2,392	1,945
Core deposit intangibles amortization	1,112	1,220	1,283
Other expenses	31,394	33,772	33,172

Total noninterest expense	143,592	137,925	133,816

Income before income taxes	69,350	63,019	53,741
Income tax expense	23,929	22,267	19,247

Net income	$45,421	40,752	34,494

Basic earnings per share	$5.74	5.18	4.41
Diluted earnings per share	5.68	5.15	4.41

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity

Balance at December 31, 2001	$5,184	212,314	—	4,571	222,069
Comprehensive income:
Net income	—	34,494	—	—	34,494
Unrealized gains on available-for-sale investment securities, net of income tax expense of $630	—	—	—	986	986
Less reclassification adjustment for gains included in net income, net of income tax expense of $966	—	—	—	(1,512)	(1,512)

Other comprehensive income					(526)

Total comprehensive income					33,968

Common stock transactions:
78,060 shares retired	(3,390)	—	—	—	(3,390)
29,104 shares issued	1,291	—	—	—	1,291

Cash dividends declared:
Common ($1.29 per share)	—	(10,084)	—	—	(10,084)

Balance at December 31, 2002	3,085	236,724	—	4,045	243,854

Comprehensive income:
Net income	—	40,752	—	—	40,752
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,297	—	—	—	(5,157)	(5,157)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $29	—	—	—	46	46

Other comprehensive income					(5,111)

Total comprehensive income					35,641

Common stock transactions:
66,972 shares retired	(3,125)	—	—	—	(3,125)
179,923 shares issued	8,227	—	—	—	8,227

Recaplitalization of common stock from retained earnings	25,000	(25,000)	—	—	—

Cash dividends declared:
Common ($1.32 per share)	—	(10,371)	—	—	(10,371)

Balance at December 31, 2003	33,187	242,105	—	(1,066)	274,226
Comprehensive income:
Net income	—	45,421	—	—	45,421
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,714	—	—	—	(2,641)	(2,641)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $314	—	—	—	483	483

Other comprehensive income					(2,158)

Total comprehensive income					43,263

Common stock transactions:
94,381 shares retired	(5,024)	—	—	—	(5,024)
141,982 shares issued	8,128	—	—	—	8,128
10,000 shares issued pursuant to restricted stock plan	512	—	(512)	—	—

Remeasurement and amortization of restricted stock awards	—	—	87	—	87

Cash dividends declared:
Common ($1.56 per share)	—	(12,354)	—	—	(12,354)

Balance at December 31, 2004	$36,803	275,172	(425)	(3,224)	308,326

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net income	$45,421	40,752	34,494
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(468)	(202)	(59)
Provisions for loan and other real estate losses	8,733	9,852	9,191
Depreciation	12,737	10,785	10,364
Core deposit intangibles amortization	1,112	1,220	1,283
Amortization of mortgage servicing rights	3,986	3,910	2,734
Net premium amortization on investment securities	2,258	4,085	972
Net loss (gain) on sale of investment securities	797	75	(2,478)
Gain on sale of other real estate owned	(67)	(52)	(240)
Gain on sale of loans	(4,934)	(8,193)	(6,166)
Write down of assets and pending disposition and other real estate owned	5	—	1,347
Loss on sale of premises and equipment	32	21	122
Increase (decrease) in valuation reserve for mortgage servicing rights	(263)	1,014	2,774
Deferred income taxes	2,927	2,629	9
Unearned compensation — restricted stock	87	—	—
Increase in cash surrender value of bank owned life insurance	(1,941)	(1,782)	(729)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,381)	1,750	3,834
Decrease (increase) in other assets	(1,136)	(308)	6,832
Decrease in accrued interest payable	(534)	(4,551)	(2,256)
Increase (decrease) in accounts payable and accrued expenses	(2,308)	2,118	4,760

Net cash provided by operating activities	65,063	63,123	66,788

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(15,868)	(12,326)	(3,712)
Available-for-sale	(427,381)	(835,933)	(741,103)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	7,181	6,008	20,823
Available-for-sale	336,347	704,172	583,586
Proceeds from sales of available-for-sale investment securities	25,463	90,344	29,094
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	(83)	40,194	5,836
Purchases and originations of mortgage servicing rights	(6,942)	(10,923)	(7,592)
Extensions of credit to customers, net of repayments	(202,470)	(287,149)	(137,800)
Recoveries on loans charged-off	2,268	2,480	2,522
Proceeds from sales of other real estate owned	2,045	1,071	1,616
Proceeds from sales of net assets of banking offices, net of cash payments	(19,536)	—	(4,737)
Proceeds from policy coverage on bank owned life insurance	—	287	—
Acquisitions of banking offices, net of cash and cash equivalents acquired	—	2,842	—
Capital expenditures, net of sales	(22,719)	(28,312)	(15,638)
Investment in bank-owned life insurance	—	—	(50,000)

Net cash used in investing activities	(321,695)	(327,245)	(317,105)

First Interstate BancSystem, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

Year Ended December 31,	2004	2003	2002

Cash flows from financing activities:
Net increase in deposits	$197,646	203,273	262,088
Net increase in federal funds purchased and repurchase agreements	127,470	23,172	29,019
Net decrease (increase) in other borrowed funds	858	(833)	(125)
Borrowings of long-term debt	53,575	67,300	44,208
Repayment of long-term debt	(39,239)	(48,355)	(54,894)
Repayment of policy loans on bank owned life insurance	—	(2,986)	—
Redemption of trust preferred securities	—	(40,000)	—
Proceeds from issuance of subordinated debenture held by subsidiary trust	—	41,238	—
Net decrease in debt issuance costs	44	961	95
Proceeds from issuance of common stock	8,122	4,398	1,256
Purchase and retirement of common stock	(5,024)	(3,125)	(3,390)
Dividends paid to stockholders	(12,354)	(10,371)	(10,084)

Net cash provided by financing activities	331,098	234,672	268,173

Net increase (decrease) in cash and cash equivalents	74,466	(29,450)	17,856
Cash and cash equivalents at beginning of year	281,442	310,892	293,036

Cash and cash equivalents at end of year	$355,908	281,442	310,892

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individuals, businesses and municipalities throughout the states of Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, investment and insurance services through its bank subsidiary and technology services through a nonbank subsidiary. The Company is subject to competition from other financial institutions, nonbank financial companies and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”); i_Tech Corporation (“i_Tech”); First Interstate Statutory Trust (“FIST”); FI Insurance Agency; Commerce Financial, Inc.; FIB, LLC; FIBCT, LLC; and, FIB Capital Trust. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2003 and 2002 to conform to the 2004 presentation.

The Company has investments in joint ventures that are not consolidated because the Company does not own a majority voting interest, control the operations or receive a majority of the losses or earnings of the joint venture. These joint ventures are accounted for using the equity method of accounting whereby the Company initially records its investments at cost and then subsequently adjusts the cost for the Company’s proportionate share of distributions and earnings or losses of the joint ventures.

In addition to purchasing and selling federal funds for its own account, the Company purchases and sells federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months.

At December 31, 2004, the Company maintained a compensating balance of approximately $70,000 with the Federal Reserve Bank to reduce service charges for check clearing services.

Investment Securities. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, and marketable equity securities are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable income taxes, as a separate component of stockholders’ equity and comprehensive income. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

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

The Company holds securities in trust for certain executive officers and directors of the Company who have elected to defer a portion of their compensation. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other noninterest income.

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

Loan origination fees, prepaid interest and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using a level yield method over the expected lives of the related loans. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements.

Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans. These gains and losses are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans.

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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions (“goodwill”) is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2004 and 2003, all goodwill is attributable to the Community Banking operating segment. No impairment losses were recognized during 2004, 2003 or 2002.

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $9,776 as of December 31, 2004, and $8,664 as of December 31, 2003. Core deposit intangibles amortization expense is expected to total $1,013, $772, $174, $126 and $83 in 2005, 2006, 2007, 2008 and 2009, respectively.

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

Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 50 years for buildings and improvements and 2.5 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of their estimated useful lives or the terms of the related leases.

Bank Owned Life Insurance. Bank owned life insurance policies (“BOLI”) are recorded at their cash surrender value. Increases in cash surrender value of the policies, as well as insurance proceeds received, are recorded as other noninterest income, and are not subject to income taxes.

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. Included in other expenses during 2002, are impairment losses of $1,347 related to a 1989 Cessna Citation II aircraft disposed of during 2003. No impairment losses were recognized during 2004 or 2003.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Other Real Estate Owned. Real estate acquired in satisfaction of loans (“OREO”) is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling costs. The value of the underlying loan is written down to the fair market value of the real estate acquired by a charge to the allowance for loan losses, if necessary, at the date of foreclosure. A provision to the real estate owned valuation allowance is charged against other real estate expense for any current or subsequent declines in fair value of the asset. Operating expenses of such properties, net of related income, and gains and losses on sales are included in other income. OREO of $1,828 and $1,999 as of December 31, 2004 and 2003, respectively, is included in other assets. The Company made no provisions for OREO losses in 2004, 2003 or 2002.

Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) of $12,718 and $12,445 as of December 31, 2004 and 2003, respectively, are included in other assets.

Income from Fiduciary Activities. Consistent with industry practice, income for trust services is recognized on the basis of cash received. However, use of this method in lieu of accrual basis accounting does not materially affect reported earnings.

Income Taxes. The Parent Company and its subsidiaries, other than FI Reinsurance Ltd., have elected to be included in a consolidated federal income tax return. For state income tax purposes, the combined taxable income of the Parent Company and its subsidiaries is apportioned among the states in which operations take place. Federal and state income taxes attributable to the subsidiaries, computed on a separate return basis, are paid to or received from the Parent Company.

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on enacted income tax rates which will be in effect when the differences between the financial statements carrying value and tax basis of existing assets and liabilities are expected to be reported in the Parent Company income tax return.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.

Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two operating segments, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services offered to individuals, businesses and municipalities. Technology Services encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,415, $2,303 and $1,961 in 2004, 2003 and 2002, respectively.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Stock-Based Compensation. The Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Accordingly, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Options awarded prior to September 2001 and all restricted stock awards are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Option awards subsequent to August 2001 are accounted for under fixed plan accounting. Under fixed plan accounting, the Company does not recognize compensation expense if the exercise price of the option is equal to the fair value of the common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

Year Ended December 31,	2004	2003	2002

Net income, as reported	$45,421	40,752	34,494

Deduct: total stock-based employee compensation expense determined under fair value based method for fixed plan awards, net of related tax effects	378	258	1,583

Pro forma net income	$45,043	40,494	32,911

Basic earnings per common share as reported	$5.74	5.18	4.41
Pro forma basic earnings per common share	5.69	5.14	4.21

Diluted earnings per common share as reported	$5.68	5.15	4.41
Pro forma diluted earnings per common share	5.63	5.12	4.20

The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 2004, 2003 and 2002 were $4.75, $5.05 and $5.01, respectively. Weighted average assumptions used in the valuation model include risk-free interest rate of 4.18%, 4.01% and 5.17% in 2004, 2003 and 2002, respectively; dividend yield of 3.21%, 2.95% and 3.07% in 2004, 2003 and 2002, respectively; an expected life of options of 8.5 years in 2004 and 2003 and 7.0 years in 2002; and, expected stock price volatility of 7.8% in 2004 and 9.1% in 2003 and 2002.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. Under the provisions of SOP 03-3, any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Under SOP 03-3, valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to commitments accounted for as derivative instruments. The provisions of SAB 105 are effective for commitments accounted for as derivatives entered into after March 31, 2004. The Company adopted the provisions of SAB 105 on March 31, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The guidance is applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments In Debt and Equity Securities” and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions are effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment” (“SFAS No. 123®”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123® also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123® covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123® replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123® are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123®.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS No. 153”), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, “Accounting for Nonmonetary Exchanges,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2004, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2004 and 2003 are presented in the following table:

			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total risk-based capital:
Consolidated	$351,216	11.0%	$256,579	8.0%	$320,723	10.0%
FIB	349,668	11.0	255,059	8.0	318,823	10.0

Tier 1 risk-based capital:
Consolidated	310,180	9.7	128,289	4.0	192,434	6.0
FIB	309,787	9.7	127,529	4.0	191,294	6.0

Leverage capital ratio:
Consolidated	310,180	7.5	164,747	4.0	207,184	5.0
FIB	309,787	7.5	165,365	4.0	206,707	5.0

As of December 31, 2003:
Total risk-based capital:
Consolidated	$312,179	10.6%	$234,642	8.0%	$293,303	10.0%
FIB	321,578	11.0	233,446	8.0	291,807	10.0

Tier 1 risk-based capital:
Consolidated	272,788	9.3	117,321	4.0	175,982	6.0
FIB	285,072	9.8	116,723	4.0	175,084	6.0

Leverage capital ratio:
Consolidated	272,788	7.1	153,097	4.0	191,371	5.0
FIB	285,072	7.5	152,453	4.0	190,567	5.0

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2004	cost	gains	losses	value

Obligations of U.S. Government agencies	$358,468	99	(2,921)	355,646
Other mortgage-backed securities	403,147	1,762	(4,259)	400,650
Mutual funds	183	—	—	183
Other securities	10,191	10	(11)	10,190

Total	$771,989	1,871	(7,191)	766,669

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2004	cost	gains	losses	value

State, county and municipal securities	$100,056	3,273	(165)	103,164
Corporate securities	590	—	—	590

Total	$100,646	3,273	(165)	103,754

Gross gains of $15 and gross losses of $812 were realized on the sale of available-for-sale securities in 2004.

Available-for-Sale		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2003	cost	gains	losses	value

Obligations of U.S. Government agencies	$241,081	678	(709)	241,050
Other mortgage-backed securities	457,588	1,554	(3,408)	455,734
Mutual funds	100	1	—	101
Other securities	10,441	118	—	10,559

Total	$709,210	2,351	(4,117)	707,444

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2003	cost	gains	losses	value

State, county and municipal securities	$92,018	4,667	(109)	96,576
Corporate securities	125	—	—	125

Total	$92,143	4,667	(109)	96,701

Gross gains of $1,670 and gross losses of $1,745 were realized on the sale of available-for-sale securities in 2003.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2004.

	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Available-for-Sale	value	losses	value	losses	value	losses

Obligations of U.S. Government agencies	$317,232	2,603	5,156	318	322,388	2,921
Other mortgage-backed securities	207,624	1,881	75,243	2,378	282,867	4,259
Other securities	5,154	11	—	—	5,154	11

Total	$530,010	4,495	80,399	2,696	610,409	7,191

	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Held-to-Maturity	value	losses	value	losses	value	losses

State, county and municipal securities	$11,134	64	2,250	101	13,384	165

Maturities of investment securities at December 31, 2004 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

December 31, 2004	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Within one year	$95,062	94,538	3,635	3,677
After one but within five years	559,833	555,760	50,981	52,924
After five years but within ten years	76,597	76,123	32,891	34,039
After ten years	40,314	40,065	13,139	13,114

Total	$771,806	766,486	100,646	103,754

Mutual funds with no stated maturity	183	183	—	—

Total	$771,989	766,669	100,646	103,754

At December 31, 2004, the Company had investment securities callable within one year with amortized costs and estimated fair values of $258,150 and $256,987, respectively. These investment securities are primarily classified as available-for-sale and are primarily included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed and corporate securities. At December 31, 2004 and 2003, the Company had variable rate securities with amortized costs of $1,252 and $1,611, respectively.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

There are no significant concentrations of investments at December 31, 2004 (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $721,353 and $641,697 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2004 and 2003 was $717,344 and $641,420, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)	LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2004	2003

Real estate (1)	$1,645,229	1,497,199
Consumer (2)	514,045	491,938
Commercial	500,611	480,725
Agricultural	74,303	82,634
Other loans, including overdrafts	5,321	2,403

Total loans	$2,739,509	2,554,899

(1)	Includes residential, agricultural, commercial and construction loans and loans held for resale secured by real estate of $379,998, $108,345, $838,858, $296,773, and $21,255, respectively, as of December 31, 2004 and $348,901, $107,680, $753,551, $244,784, and $42,283, respectively, as of December 31, 2003.

(2)	Includes indirect and credit card loans of $273,327 and $42,222, respectively, as of December 31, 2004 and $262,782 and $34,551, respectively, as of December 31, 2003.

At December 31, 2004, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

Nonaccrual loans amounted to $17,585 and $24,298 at December 31, 2004 and 2003, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,388 and $1,680 during the years ended December 31, 2004 and 2003, respectively. Loans contractually past due ninety days or more aggregating $905 on December 31, 2004 and $5,558 on December 31, 2003 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loan at the dates indicated:

As of and for the Year Ended December 31,	2004		2003

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$6,247	3,275	4,494	2,035
No valuation allowance required	11,534	—	19,419	—

Total impaired loans	$17,781	3,275	23,913	2,035

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was approximately $22,970, $25,933, and $22,518, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2004, 2003 and 2002 would have been approximately $1,390, $1,644, and $1,615, respectively. At December 31, 2004, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2004	2003	2002

Balance at beginning of year	$38,940	36,309	34,091
Allowance of acquired banking offices	—	385	—
Provision charged to operating expense	8,733	9,852	9,191
Less loans charged-off	(7,800)	(10,086)	(9,495)
Add back recoveries of loans previously charged-off	2,268	2,480	2,522

Balance at end of year	$42,141	38,940	36,309

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2004	2003

Land	$17,023	16,416
Buildings and improvements	105,883	96,415
Furniture and equipment	59,224	49,314

	182,130	162,145
Less accumulated depreciation	(60,202)	(49,704)

Premises and equipment, net	$121,928	112,441

The Parent Company and a FIB branch office lease premises from an affiliated partnership (see Note 21).

(7)	MORTGAGE SERVICING RIGHTS

The Company is a servicer of residential mortgage loans and is compensated for loan administrative services performed in conjunction with mortgage servicing rights purchased in the secondary market and originated by FIB. Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2004	2003	2002

Balance at beginning of year	$19,336	12,323	7,465
Purchases of mortgage servicing rights	1,581	2,359	1,426
Originations of mortgage servicing rights	5,361	8,564	6,166
Amortization expense	(3,986)	(3,910)	(2,734)

Balance at end of year	$22,292	19,336	12,323
Less valuation reserve	4,668	4,931	3,917

Balance at end of year, net	$17,624	14,405	8,406

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

At December 31, 2004, the estimated fair value of the Company’s mortgage servicing rights was $18,525. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.8% to 13.0% and monthly prepayment speeds ranging from 0.9% to 2.8% depending upon the risk characteristics of the underlying loans. Impairment reversals of $263 and impairment losses of $1,014 and $2,774 were recognized in other expense in 2004, 2003 and 2002, respectively. No write-downs were recorded in 2004, 2003 or 2002.

The principal balances of mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans were approximately $1,784,667 and $1,684,556 at December 31, 2004 and 2003, respectively.

(8)	BANK OWNED LIFE INSURANCE

Bank owned life insurance consists of the following:

December 31,	2004	2003

Key-executive	$3,893	3,767
Key-executive split dollar	3,626	3,421
Group life	53,126	51,516

	$60,645	58,704

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives all benefits payable upon the death of the insured. The net cash surrender value of key-executive insurance policies is $3,893 and $3,767 at December 31, 2004 and 2003, respectively.

The Company also has obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies is $3,626 and $3,421 at December 31, 2004 and 2003, respectively. Under these policies, the Company receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiary. The endorsement split dollar agreement will provide post retirement coverage for those selected key officers meeting specified retirement qualifications. The Company accrues the earned portion of the post-employment benefit through the vesting period.

During 2002, the Company obtained a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy is $53,126 and $51,516 at December 31, 2004 and 2003, respectively. Under the policy, the Company receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with each of the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiary if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2004	2003

Noninterest bearing demand	$756,687	688,712
Interest bearing:
Demand	623,082	567,669
Savings	921,176	851,052
Time, $100 and over	364,744	375,528
Time, other	655,992	673,760

Total interest bearing	2,564,994	2,468,009

	$3,321,681	3,156,721

Maturities of time deposits at December 31, 2004 are as follows:

	Time, $100
	and Over	Total Time

2005	$268,792	705,147
2006	57,639	178,872
2007	21,652	78,626
2008	8,057	28,673
2009	8,604	29,384
Thereafter	—	34

	$364,744	1,020,736

Interest expense on time deposits of $100 or more was $8,982, $11,016 and $12,616 for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2004	2003	2002

Current:
Federal	$18,692	16,692	16,102
State	2,310	2,946	3,136

	21,002	19,638	19,238

Deferred:
Federal	2,526	2,059	(107)
State	401	570	116

	2,927	2,629	9

	$23,929	22,267	19,247

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2004, 2003 and 2002 to income before income taxes as a result of the following:

Year ended December 31,	2004	2003	2002

Tax expense at the statutory tax rate	$24,273	22,057	18,809
Increase (decrease) in tax resulting from:
Tax-exempt income	(2,507)	(2,306)	(1,834)
State income tax, net of federal income tax benefit	1,763	2,285	2,114
Amortization of nondeductible intangibles	28	28	113
Other, net	372	203	45

	$23,929	22,267	19,247

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2004	2003

Deferred tax assets:
Loans, principally due to allowance for loan losses	$13,700	12,724
Employee benefits	1,945	1,568
Investment securities, unrealized losses	2,095	695
Other	926	978

Deferred tax assets	18,666	15,965

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,963)	(2,542)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,136)	(1,005)
Prepaid amounts	(1,015)	(617)
Government agency stock dividends	(2,200)	(1,998)
Goodwill and core deposit intangibles	(2,673)	(2,395)
Mortgage servicing rights	(4,309)	(3,421)
Other	(459)	(549)

Deferred tax liabilities	(16,755)	(12,527)

Net deferred tax asset	$1,911	3,438

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

The Company had current income taxes receivable of $1,823 and $823 at December 31, 2004 and 2003, respectively, which are included in other assets.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2004	2003

Parent Company:
Unsecured revolving term loan due June 30, 2005, interest payable quarterly at variable interest rates (3.33% weighted average rate at December 31, 2004)	$1,500	7,000
7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 with final maturity on October 1, 2006	8,900	12,900
5.71% unsecured note payable to former stockholder, principal and interest due annually through March 15, 2005	20	40
Subsidiaries:
Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 3.07% at December 31, 2004)	49,523	27,650
8.00% capital lease obligation with term ending October 25, 2029	1,983	—

	$61,926	47,590

Maturities of long-term debt at December 31, 2004 are as follows:

2005	$7,272
2006	8,053
2007	16,456
2008	1,458
2009	26,460
Thereafter	2,227

$61,926

In connection with its borrowings, the Company has agreed to certain restrictions dealing with, among other things, minimum capital ratios, the sale or issuance of capital stock and the maximum amount of dividends. The Company was in compliance with all such restrictions as of December 31, 2004.

The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2004, $1,500 was advanced on the loan. The revolving facility requires a quarterly commitment fee of 0.10% on the unadvanced amount and an annual commitment fee of 0.05% on the total amount of the commitment. At various dates, the Company may elect either prime or Eurodollar rates which vary depending on the Company’s capital ratios.

The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $83,000, subject to collateral availability. As of December 31, 2004, FHLB advances totaled $49,523. Of the advances outstanding at December 31, 2004, $25,000 is subject to immediate repayment at quarterly intervals beginning October 1, 2005, if the three-month London Interbank Offered Rate (“LIBOR”) equals or exceeds 5.00%.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

During 2004, the Company incurred a capital lease obligation of $2,000 in connection with the acquisition of a banking office. At December 31, 2004, the balance of the obligation was $1,983. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2004	2003

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (1.9% interest rate at December 31, 2004)	$7,995	7,137

The Company has federal funds lines of credit with third parties amounting to $100,000, subject to funds availability. These lines are subject to cancellation without notice.

(12)	SUBORDINATED DEBENTURE HELD BY SUBSIDIARY TRUST

In March 2003, the Company established FIST, a wholly-owned statutory business trust, for the exclusive purpose of issuing $40,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”). Proceeds from the issuance and other assets of the trust of $41,238 were used to purchase a junior subordinated debenture (“Subordinated Debenture”) issued by the Parent Company. The Subordinated Debenture is the sole asset of FIST.

The Subordinated Debenture is unsecured and bears a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. The interest rate at December 31, 2004 was 5.70%. Interest distributions are made quarterly. The Company may defer the payment of interest at any time, from time to time, for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares is restricted. The Subordinated Debenture matures March 26, 2033 but may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after March 26, 2008. The Subordinated Debenture may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) FIST becoming subject to federal income tax on income received on the Subordinated Debenture, (2) interest payable by the Parent Company on the Subordinated Debenture becoming non-deductible for federal tax purposes, (3) the requirement for FIST to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Subordinated Debenture as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines.

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

FIST is a variable interest entity. Because the Company is not considered a primary beneficiary of FIST, the financial statements of FIST are not included in the Company’s consolidated financial statements.

During 2003, the Company redeemed its previously existing 8.625% capital trust preferred securities. The redemption price of $40,240 was equal to the $25.00 liquidation amount of each security plus all accrued and

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

unpaid distributions up to the date of redemption. Unamortized issue costs of $1,936 were charged to other expense on the date of redemption.

(13)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All non-temporary employees working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. Company contributions to this plan of $1,553, $1,655, and $1,290 were expensed in 2004, 2003 and 2002, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Company contributions to this plan of $2,693, $2,427, and $2,230 were expensed in 2004, 2003 and 2002, respectively.

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

Under the New Stock Option Plan, all options granted have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) and can be exercised for periods of up to ten years from the date of grant. During 2004, the Company awarded 124,675 options that vest over a three-year period. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

Information with respect to the Company’s New Stock Option Plan follows:

	2004	2003

Outstanding, beginning of year	691,731	596,901
Granted during year	124,675	123,520
Exercised during year	(25,589)	(22,275)
Cancelled during the year	(7,966)	—
Expired during the year	(1,190)	(6,415)

Outstanding, end of year	781,661	691,731

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information with respect to the weighted-average stock option exercise prices are as follows:

	2004	2003

Granted during year	$49.78	45.08
Exercised during year	44.31	42.00
Cancelled during the year	45.42	—
Expired during the year	43.01	42.00
Outstanding, end of year	43.74	42.62

Exercisable options outstanding under the New Stock Option Plan at December 31, 2004, had exercise prices ranging from $40.00 to $54.50 and a weighted average remaining life of 6.0 years. At December 31, 2004, the Company had 670,475 shares available for grant under the New Stock Option Plan.

Under the Old Option Plan, stock options and SARs granted have a per share exercise price equal to fair value at the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

Information with respect to stock options and SARs granted under the Old Option Plan follows:

	2004		2003		2002
Year ended December 31,	Options	SARs	Options	SARs	Options	SARs

Outstanding, beginning of year	1,700	—	2,250	—	21,720	3,000
Exercised	(1,700)	—	(550)	—	(19,470)	(3,000)

Outstanding, end of year	—	—	1,700	—	2,250	—

Information with respect to the weighted-average stock option exercise prices for options granted under the Old Option Plan follows:

Year ended December 31,	2004	2003	2002

Exercised during year	$14.80	12.40	25.94
SARs converted during year	—	—	19.02
Outstanding, end of year	—	14.80	14.21

Restricted Stock Award Plan. In March, 2004, the Company’s Board of Directors approved the 2004 Restricted Stock Award Plan (the “Restricted Stock Plan”). Under the Restricted Stock Plan, Company common stock may be issued at the discretion of the Company’s Board of Directors to certain officers and directors of the Company for no consideration in conjunction with services rendered. Shares issued under the Restricted Stock Plan are subject to terms and conditions determined by the Board at the date of issuance. During 2004, the Company issued 10,000 shares of nonvested restricted stock (“Restricted Shares”). The Restricted Shares become fully vested if the Company achieves defined performance goals for the year ending December 31, 2006, and the recipient is employed by the Company on April 1, 2007. During the vesting period, the participants have voting rights and receive dividends. The fair value of Restricted Shares awarded is recorded as unearned compensation, a separate component of stockholders’ equity. Compensation expense is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. The Company recorded compensation expense related to the Restricted Stock Plan of $130 in 2004.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Stock issued under the Restricted Stock Plan is subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares and providing the Company a right to call some or all of the vested shares under certain circumstances. As of December 31, 2004, the Company had 15,000 additional shares available for issuance under the Restricted Stock Plan.

(14)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $585 and $6,112 as of December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had a commitment under a loan sale contract for the sale of residential real estate loans to a third party in the ordinary course of business. This commitment requires the Company to deliver $100,000 of loans within a specific time frame to the third party. Failure to meet the commitment could result in a financial penalty equal to 0.13% of the unfilled commitment.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,492 in 2004, $3,455 in 2003 and $3,179 in 2002.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

		Related
	Third	Partnership
	parties	(See Note 21)	Total

For the year ending December 31:
2005	$2,117	1,758	3,875
2006	1,835	1,748	3,583
2007	1,574	1,745	3,319
2008	1,139	1,731	2,870
2009	528	1,612	2,140
Thereafter	5,146	1,203	6,349

	$12,339	9,797	22,136

(15)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing commercial properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to existing and new borrowers approximated $758,953 at December 31, 2004, which includes $150,602 on unused credit card lines and $205,915 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $657,224 at December 31, 2003, which included $132,994 on unused credit card lines and $127,764 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004 and 2003, the Company had outstanding stand-by letters of credit of $72,056 and $69,676, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

(16)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

At December 31, 2004, 90.7% of common shares held by shareholders are subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

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

(17)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2004	2003	2002

Net income basic and diluted	$45,421	40,752	34,494

Average outstanding shares — basic	7,916,137	7,872,882	7,813,770
Add:effect of dilutive stock options	81,442	37,065	16,659

Average outstanding shares — diluted	7,997,579	7,909,947	7,830,429

Basic earnings per share	$5.74	5.18	4.41

Diluted earnings per share	$5.68	5.15	4.41

There were no antidilutive stock options outstanding for the years ended December 31, 2004, 2003 or 2002.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(18)	ACQUISITIONS AND DISPOSITIONS

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

On July 9, 2004, the Company completed the sale of the net assets of a branch banking office. Included in the sale were loans of approximately $13,182, premises and equipment with a net book value of approximately $716 and deposits of approximately $32,686. In conjunction with the sale, the Company wrote-off goodwill and core deposit intangibles of $235 and $109, respectively. A gain of $1,690 was recognized on the sale.

On August 16, 2002, the Company completed the sale of the net assets of a branch banking office. Included in the sale were loans of approximately $18,603, premises and equipment with a net book value of approximately $684 and deposits of approximately $22,988. In conjunction with the sale, the Company wrote-off goodwill of $140. A gain of $1,204 was recognized on the sale.

(19)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2004	2003

Condensed balance sheets:
Cash and cash equivalents	$1,471	866
Investment in subsidiaries, at equity:
Bank subsidiary	346,608	325,179
Nonbank subsidiaries	7,513	6,842

Total investment in subsidiaries	354,121	332,021
Premises and equipment	2,470	2,608
Other assets	14,188	13,152

Total assets	$372,250	348,647

Other liabilities	$8,016	9,192
Long-term debt	14,670	23,991
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	63,924	74,421

Stockholders’ equity	308,326	274,226

Total liabilities and stockholders’ equity	$372,250	348,647

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Year ended December 31,	2004	2003	2002

Condensed statements of income:
Dividends from subsidiaries	$27,600	28,534	26,307
Other interest income	2	60	12
Other income, primarily management fees from subsidiaries	5,793	5,857	4,199

Total income	33,395	34,451	30,518

Salaries and benefits	6,578	7,177	6,780
Interest expense	3,266	4,178	5,583
Other operating expenses, net	5,790	7,155	6,459

Total expenses	15,634	18,510	18,822

Earnings before income tax benefit	17,761	15,941	11,696
Income tax benefit	3,891	4,509	5,415

Income before undistributed earnings of subsidiaries	21,652	20,450	17,111
Undistributed earnings of subsidiaries	23,769	20,302	17,383

Net income	$45,421	40,752	34,494

Year ended December 31,	2004	2003	2002

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$45,421	40,752	34,494
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(23,769)	(20,302)	(17,383)
Write down of equipment	—	—	1,347
Depreciation and amortization	205	144	103
Provision for deferred income taxes	551	1,103	83
Other, net	(2,714)	(4,228)	2,250

Net cash provided by operating activities	19,694	17,469	20,894

Cash flows from investing activities:
Capital expenditures, net of sales	(67)	(2,550)	333
Capitalization of subsidiaries	(489)	1,237	—
Acquisition of bank holding company, net of cash acquired	—	(4,900)	—

Net cash provided by (used in) investing activities	(556)	(6,213)	333

Cash flows from financing activities:
Net increase (decrease) in advances to nonbank subsidiaries	199	(452)	1,399
Borrowings of long-term debt	26,575	45,300	44,208
Repayments of long-term debt	(36,095)	(48,636)	(54,660)
Proceeds from issuance of subordinated debenture held by subsidiary trust	—	41,238	—
Redemption of trust preferred securities	—	(40,000)	—
Debt issuance costs, net	44	961	95
Dividends paid on common stock	(12,354)	(10,371)	(10,084)
Payments to retire common stock	(5,024)	(3,125)	(3,390)
Issuance of common stock	8,122	4,398	1,256

Net cash used in financing activities	(18,533)	(10,687)	(21,176)

Net change in cash and cash equivalents	605	569	51
Cash and cash equivalents, beginning of year	866	297	246

Cash and cash equivalents, end of year	$1,471	866	297

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Noncash Investing and Financing Activities - In conjunction with the exercise of stock options, the Company transferred $6 in 2004 and $35 in 2002 from accrued liabilities to common stock. During 2002, the Company transferred equipment pending disposal of $2,300 to other assets.

(20)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $22,261, $21,330, and $15,204 for income taxes during 2004, 2003 and 2002, respectively. The Company paid cash of $43,098, $52,996, and $67,788 for interest during 2004, 2003 and 2002, respectively.

The Company transferred loans of $1,812, $2,589, and $1,420 to other real estate owned in 2004, 2003 and 2002, respectively.

In conjunction with acquisitions during 2003, the Company received assets with fair values of $56,100 and assumed liabilities of $47,042.

In conjunction with the sale of the net assets of a branch banking office in 2004, the Company divested assets and liabilities with book values of $14,477 and $34,013, respectively. In conjunction with the sale of the net assets of a banking office in 2002, the Company divested assets and liabilities with book values of $19,695 and $24,432, respectively.

The Company transferred accrued liabilities of $6 in 2004 and $35 in 2002 to common stock in conjunction with the exercise of stock options.

During 2002, the Company transferred equipment pending disposal of $2,300 to other assets.

(21)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $14,821 at December 31, 2004 and $17,596 at December 31, 2003. During 2004, new loans and advances on existing loans of $40,571, were funded and loan repayments totaled $41,105. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2004, loans of $2,241 were removed due to changes in related parties from the prior year.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest. At December 31, 2004, the partnership had indebtedness of $6,204 which is full recourse to the partners. Total rent, including maintenance, paid to the partnership was $1,563 in 2004, $1,501 in 2003, and $1,462 in 2002.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $339, $323 and $362 in 2004, 2003 and 2002, respectively.

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

In March 2003, the Company purchased a Cessna Citation 525 aircraft from the Company’s then chief executive officer for $2,550, the aircraft’s fair value at date of acquisition as determined by an independent appraiser.

In February 2002, the Company sold a Cessna 340 aircraft to a then director of the Company, for fair value of $375.

In January 2002, the Company entered into a lease for the use of a Citation 525 aircraft with an entity wholly-owned by the chairman of the Company’s Board of Directors (previously the chief executive officer). Under the terms of the lease, the Company pays all of the operating expenses of the aircraft. In addition to paying all operating expenses, the Company paid $45, $48 and $53 for use of the aircraft and received reimbursement of operating costs of $79, $70 and $49 from the chairman for his personal use of the aircraft during 2004, 2003 and 2002, respectively.

The Company purchases professional services from a company in which seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 17.5%. The Company paid professional fees and reimbursed out-of-pocket costs of $315, $206 and $114 in 2004, 2003 and 2002, respectively. Professional services provided include shareholder education and communication, corporate governance consultation and administrative and professional support for the vice chairman of the Company’s Board of Directors.

A director of the Company is employed by the Company’s bank subsidiary and received a salary and bonus aggregating $88, $78 and $72 in 2004, 2003 and 2002, respectively.

(22)	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Assets. Carrying values of cash and cash equivalents approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values of available-for-sale and held-to-maturity investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination. Fair values of mortgage servicing rights are based on a discounted cash flow pricing model using prevailing financial market information.

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

A summary of the estimated fair values of financial instruments follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$355,908	355,908	281,442	281,442
Investment securities available-for-sale	766,669	766,669	707,444	707,444
Investment securities held-to-maturity	100,646	103,754	92,143	96,701
Net loans	2,697,368	2,690,753	2,515,959	2,527,542
Mortgage servicing rights, net	17,624	18,525	14,405	17,257

Total financial assets	$3,938,215	3,935,609	3,611,393	3,630,386

Financial liabilities:
Total deposits, excluding time deposits	$2,300,945	2,300,945	2,107,433	2,107,433
Time deposits	1,020,736	1,020,356	1,049,288	1,056,018
Securities sold under repurchase agreements	449,699	449,699	323,406	323,406
Other borrowed funds	7,995	7,995	7,137	7,137
Long-term debt	61,926	63,387	47,590	49,826
Subordinated debenture held by subsidiary trust	41,238	41,238	41,238	41,238

Total financial liabilities	$3,882,539	3,883,620	3,576,092	3,585,058

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(23)	SEGMENT REPORTING

Selected operating segment information as of and for the years ended December 31, 2004, 2003 and 2002 follows.

The Other category includes the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to stock-based employee compensation, the operational results of consolidated nonbank subsidiaries (except Technology Services) and intercompany eliminations.

	Community	Technology
For the Year Ended December 31, 2004	Banking	Services	Other	Total

Net interest income (expense)	$153,622	28	(3,231)	150,419
Provision for loan losses	8,733	—	—	8,733

Net interest income after provision	144,889	28	(3,231)	141,686
Noninterest income
External sources	57,545	13,185	526	71,256
Internal sources	4	13,572	(13,576)	—

Total noninterest income	57,549	26,757	(13,050)	71,256
Noninterest expense	129,677	20,212	(6,297)	143,592

Income (loss) before taxes	72,761	6,573	(9,984)	69,350
Income tax expense (benefit)	25,182	2,611	(3,864)	23,929

Net income (loss)	$47,579	3,962	(6,120)	45,421

Depreciation & core deposit intangibles amortization(1)	$13,644	—	205	13,849

Total assets as of December 31, 2004	$4,196,864	5,992	14,437	4,217,293

Investment in equity method investees as of December 31, 2004	$2,312	—	352	2,664

First Interstate BancSystem, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	Community	Technology
For the Year Ended December 31, 2003	Banking	Services	Other	Total

Net interest income (expense)	$144,666	24	(4,046)	140,644
Provision for loan losses	9,860	—	(8)	9,852

Net interest income after provision	134,806	24	(4,038)	130,792
Noninterest income
External sources	58,332	11,497	323	70,152
Internal sources	7	13,366	(13,373)	—

Total noninterest income	58,339	24,863	(13,050)	70,152
Noninterest expense	125,027	17,532	(4,634)	137,925

Income (loss) before taxes	68,118	7,355	(12,454)	63,019
Income tax expense (benefit)	23,863	2,945	(4,541)	22,267

Net income (loss)	$44,255	4,410	(7,913)	40,752

Depreciation & core deposit intangibles amortization (1)	$11,861	—	144	12,005

Total assets as of December 31, 2003	$3,860,577	5,459	13,708	3,879,744

Investment in equity method investees as of December 31, 2003	$2,059	—	1,376	3,435

	Community	Technology
For the Year Ended December 31, 2002	Banking	Services	Other	Total

Net interest income (expense)	$141,241	36	(5,430)	135,847
Provision for loan losses	9,191	—	—	9,191

Net interest income after provision	132,050	36	(5,430)	126,656
Noninterest income
External sources	49,560	11,041	300	60,901
Internal sources	7	12,024	(12,031)	—

Total noninterest income	49,567	23,065	(11,731)	60,901
Noninterest expense	118,385	17,843	(2,412)	133,816

Income (loss) before taxes	63,232	5,258	(14,749)	53,741
Income tax expense (benefit)	22,587	2,091	(5,431)	19,247

Net income (loss)	$40,645	3,167	(9,318)	34,494

Depreciation & core deposit intangibles amortization (1)	$11,544	—	103	11,647

Total assets as of December 31, 2002	$3,544,976	5,885	8,107	3,558,968

Investment in equity method investees as of December 31, 2002	$1,861	—	133	1,994

(1)	The Technology Services line of business does not record depreciation or amortization expense as it leases all equipment from the Community Banking line of business.

(a)	2.	Financial statement schedules

All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(b)	Exhibits

See Item 15(a)3 above.

(c)	Financial Statements Schedules

See Item 15(a)2 above.

Exhibit Index

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7(1) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

Exhibit No.	Description
21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	February 23, 2005

	Lyle R. Knight	Date
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 23, 2005

	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 23, 2005

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ HOMER A. SCOTT, JR.	February 23, 2005

	Homer A. Scott, Jr., Director	Date

By:	/s/ JULIE A. SCOTT	February 23, 2005

	Julie A. Scott	Date
Vice President and Director

By:	/s/ RANDALL I. SCOTT	February 23, 2005

	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 23, 2005

	Sandra A. Scott Suzor, Director	Date

By:	/s/ ELOUISE C. COBELL	February 23, 2005

	Elouise C. Cobell, Director	Date

By:	/s/ DAVID H. CRUM	February 23, 2005

	David H. Crum, Director	Date

By:	/s/ RICHARD A. DORN	February 23, 2005

	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 23, 2005

	William B. Ebzery, Director	Date

By:	/s/ JAMES W. HAUGH	February 23, 2005

	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	February 23, 2005

	Charles M. Heyneman, Director	Date

By:	/s/ C. GARY JENNINGS	February 23, 2005

	C. Gary Jennings, Director	Date

By:	/s/ ROBERT L. NANCE	February 23, 2005

	Robert L. Nance, Director	Date

By:	/s/ TERRY W. PAYNE	February 23, 2005

	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 23, 2005

	Michael J. Sullivan, Director	Date

By:	/s/ LYLE R. KNIGHT	February 23, 2005

	Lyle R. Knight	Date
President, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ TERRILL R. MOORE	February 23, 2005

	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)