Form 10-Q
period 2005-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2005-04-25
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The Registrant had 7,980,086 shares of common stock outstanding on March 31, 2005.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$184,559	$235,251
Federal funds sold	121,890	37,590
Interest bearing deposits in banks	31,158	83,067
Investment securities:
Available-for-sale	728,937	766,669
Held-to-maturity (estimated fair values of $107,773 as of March 31, 2005 and $103,754 as of December 31, 2004)	106,004	100,646

Total investment securities	834,941	867,315

Loans	2,769,056	2,739,509
Less allowance for loan losses	42,660	42,141

Net loans	2,726,396	2,697,368

Premises and equipment, net	119,181	121,928
Accrued interest receivable	22,109	20,569
Company-owned life insurance	61,066	60,645
Mortgage servicing rights, net of accumulated amortization and impairment reserve	18,275	17,624
Goodwill	37,390	37,390
Core deposit intangibles, net of accumulated amortization	1,964	2,217
Net deferred tax asset	6,480	1,911
Other assets	35,802	34,418

Total assets	$4,201,211	$4,217,293

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$739,105	$756,687
Interest bearing	2,533,283	2,564,994

Total deposits	3,272,388	3,321,681

Securities sold under repurchase agreements	478,448	449,699
Accrued interest payable	10,581	9,529
Accounts payable and accrued expenses	23,561	16,899
Other borrowed funds	4,001	7,995
Long-term debt	60,043	61,926
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	3,890,260	3,908,967

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of March 31, 2005 or December 31, 2004	–	–
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,980,086 shares as of March 31, 2005 and 7,980,300 shares as of December 31, 2004	36,609	36,803
Retained earnings	283,784	275,172
Unearned compensation – restricted stock	(500)	(425)
Accumulated other comprehensive loss, net	(8,942)	(3,224)

Total stockholders’ equity	310,951	308,326

Total liabilities and stockholders’ equity	$4,201,211	$4,217,293

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$43,412	$39,023
Interest and dividends on investment securities:
Taxable	6,828	6,408
Exempt from federal taxes	1,073	1,003
Interest on deposits in banks	165	1
Interest on federal funds sold	489	132

Total interest income	51,967	46,567

Interest expense:
Interest on deposits	9,213	8,522
Interest on securities sold under repurchase agreements	2,159	524
Interest on other borrowed funds	18	11
Interest on long-term debt	644	568
Interest on subordinated debenture held by subsidiary trust	600	459

Total interest expense	12,634	10,084

Net interest income	39,333	36,483

Provision for loan losses	1,625	2,418

Net interest income after provision for loan losses	37,708	34,065

Noninterest income:
Other service charges, commissions and fees	5,550	4,516
Service charges on deposit accounts	4,059	4,674
Technology services revenues	3,342	2,896
Income from origination and sale of loans	1,779	1,723
Income from fiduciary activities	1,575	1,378
Investment securities gains (losses), net	(692)	30
Other income	1,336	1,265

Total noninterest income	16,949	16,482

Noninterest expense:
Salaries, wages and employee benefits	19,678	18,340
Occupancy, net	3,311	2,688
Furniture and equipment	3,987	3,545
Mortgage servicing rights amortization	1,171	851
Professional fees	624	770
Outsourced technology services	431	557
Core deposit intangibles amortization	253	283
Other expenses	6,941	8,535

Total noninterest expense	36,396	35,569

Income before income taxes	18,261	14,978
Income tax expense	6,302	5,260

Net income	$11,959	$9,718

Basic earnings per common share	$1.50	$1.23

Diluted earnings per common share	$1.48	$1.22

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity
Balance at December 31, 2004	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income	—	11,959	—	—	11,959
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,982	—	—	—	(6,138)	(6,138)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $272	—	—	—	420	420

Other comprehensive income (loss)					(5,718)

Total comprehensive income					6,241

Common stock transactions:
16,975 shares retired	(1,016)	—	—	—	(1,016)
15,761 shares issued	766	—	—	—	766
1,000 shares issued pursuant to restricted stock plan	56	—	(56)	—	—

Remeasurement and amortization of restricted stock awards	—	—	(19)	—	(19)

Cash dividends declared:
Common ($0.48 per share)	—	(3,347)	—	—	(3,347)

Balance at March 31, 2005	$36,609	283,784	(500)	(8,942)	310,951

Balance at December 31, 2003	$33,187	242,105	—	(1,066)	274,226

Comprehensive income:
Net income	—	9,718	—	—	9,718
Unrealized gains on available-for-sale investment securities, net of income tax expense of $2,275	—	—	—	3,557	3,557
Less reclassification adjustment for gains included in net income, net of income tax expense of $12	—	—	—	(18)	(18)

Other comprehensive income					3,539

Total comprehensive income					13,257

Common stock transactions:
21,817 shares retired	(1,106)	—	—	—	(1,106)
5,732 shares issued	284	—	—	—	284

Cash dividends declared:
Common ($0.34 per share)	—	(2,690)	—	—	(2,690)

Balance at March 31, 2004	$32,365	249,133	—	2,473	283,971

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months
	ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$11,959	9,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (distributions in excess of earnings) of joint ventures	(145)	61
Provision for loan losses	1,625	2,418
Depreciation	3,527	2,940
Amortization of core deposit intangibles	253	283
Amortization of mortgage servicing rights	1,171	851
Net premium amortization on investment securities	438	673
Net loss (gain) on sale of investment securities	692	(30)
Net gain on sale of loans	(1,779)	(1,723)
Net loss (gain) on sale of property and equipment	32	(22)
Net impairment charges (reversals) on mortgage servicing rights	(463)	1,029
Net increase in cash surrender value of company-owned life insurance	(421)	(441)
Change in unearned compensation-restricted stock	(19)	–
Deferred income taxes	(854)	(476)
Changes in operating assets and liabilities:
Decrease in loans held for sale	5,679	21,448
Decrease (increase) in interest receivable	(1,540)	299
Increase in other assets	(443)	(145)
Increase (decrease) in accrued interest payable	1,052	(192)
Increase in accounts payable and accrued expenses	6,662	1,167

Net cash provided by operating activities	27,426	37,858

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(5,501)	(3,746)
Available-for-sale	(57,525)	(141,707)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	101	23
Available-for-sale	39,517	143,195
Proceeds from sales of available-for-sale investment securities	45,057	117
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	162	(123)
Purchases and originations of mortgage servicing rights	(1,359)	(1,638)
Extensions of credit to customers, net of repayments	(35,709)	(36,203)
Recoveries of loans charged-off	592	530
Proceeds from sales of other real estate	400	605
Net capital expenditures	(1,454)	(6,898)
Acquisitions, net of cash and cash equivalents acquired	–	269

Net cash used in investing activities	(15,719)	(45,576)

Cash flows from financing activities:
Net decrease in deposits	(49,293)	(19,385)
Net increase in repurchase agreements	28,749	12,637
Net increase (decrease) in other borrowed funds	(3,994)	262
Borrowings of long-term debt	3,500	7,025
Repayments of long-term debt	(5,383)	(7,756)
Net decrease in debt issuance costs	10	11
Proceeds from issuance of common stock	766	284
Payments to retire common stock	(1,016)	(1,106)
Dividends paid on common stock	(3,347)	(2,690)

Net cash used in financing activities	(30,008)	(10,718)

Net decrease in cash and cash equivalents	(18,301)	(18,436)
Cash and cash equivalents at beginning of period	355,908	281,442

Cash and cash equivalents at end of period	$337,607	$263,006

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2005 and December 31, 2004 and the results of operations and cash flows for each of the three month periods ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2004 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the March 31, 2005 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2)	Stock-Based Compensation

The Company has two stock-based employee compensation plans, the 2004 Restricted Stock Award Plan and the 2001 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost related to restricted stock awards is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Stock options granted pursuant to the 2001 Stock Option Plan have an exercise price equal to the fair value of the Company’s common stock at date of grant. Accordingly, the Company does not recognize compensation expense for stock option awards. The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for stock option awards based on an estimate of fair value of the option at the date of grant consistent with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended.

	Three months ended March 31,
	2005	2004
Net income as reported	$11,959	$9,718
Deduct: total stock-based employee compensation expense determined under a fair value based method for stock option awards, net of tax effect	(103)	(85)

Pro forma net income	$11,856	$9,633

Basic earnings per share	$1.50	$1.23
Pro forma basic earnings per share	1.49	1.22

Diluted earnings per share	$1.48	$1.22
Pro forma diluted earnings per share	1.46	1.21

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the three months ended March 31, 2005 and 2004 were $5.96 and $4.58, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.18% and 4.12%; dividend yields of 3.05% and 3.23%; and, expected stock price volatility of 8.4% and 7.8% in 2005 and 2004, respectively, and expected lives of options of 8.5 years in 2005 and 2004.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), establishing accounting standards for a wide range of share-based compensation arrangements including stock options, restricted stock, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. Effective April 21, 2005, the Securities and Exchange Commission amended the date for compliance with SFAS No. 123(R) to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Pursuant to this ruling, the provisions of SFAS No. 123(R) are effective for the Company on January 1, 2006. The approximate impact of adoption of SFAS No. 123(R) is illustrated by the pro forma disclosure of net income and earnings per share above. However, the Company has not yet determined that it will continue to use a Black-Scholes pricing model upon the adoption of SFAS No. 123(R). Additionally, expected stock price volatility assumptions used in pricing models have a significant impact on the estimated fair value of stock options. Because the Company’s common stock is not actively traded and there is no established trading market for the stock, the Company bases expected stock price volatility assumptions on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over a ten year period. The Company is currently evaluating the reasonableness of this method of estimation under the new guidance provided by SFAS No. 123(R) and subsequent interpretations.

(3)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Net income basic and diluted	$11,959	$9,718

Average outstanding shares – basic	7,969,864	7,907,790
Add: effect of dilutive stock options	126,060	65,402

Average outstanding shares – diluted	8,095,924	7,973,192

Basic earnings per share	$1.50	$1.23

Diluted earnings per share	$1.48	$1.22

(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2005, commitments to extend credit to existing and new borrowers approximated $790,679, which includes $152,876 on unused credit card lines and $211,663 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2005, the Company had outstanding standby letters of credit of $50,717. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(5)	Segment Reporting

The Company has two operating segments, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services offered to individuals, businesses and municipalities. Technology Services encompasses technology services provided to affiliated and non-affiliated financial institutions.

The Other category includes the net funding cost and other expenses of the Parent Company, the operational results of non-bank subsidiaries (except the Company’s technology services subsidiary) and intercompany eliminations.

Selected segment information for the three month periods ended March 31, 2005 and 2004 follows:

	Three months ended March 31, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$40,150	$17	$(834)	$39,333
Provision for loan losses	1,625	—	—	1,625

Net interest income (expense) after provision	38,525	17	(834)	37,708
Noninterest income:
External sources	13,416	3,342	191	16,949
Internal sources	1	3,405	(3,406)	—

Total noninterest income	13,417	6,747	(3,215)	16,949
Noninterest expense	33,113	4,862	(1,579)	36,396

Income (loss) before income taxes	18,829	1,902	(2,470)	18,261
Income tax expense (benefit)	6,583	753	(1,034)	6,302

Net income (loss)	$12,246	$1,149	$(1,436)	$11,959

Depreciation and core deposit intangibles amortization	$3,719	$—	$61	$3,780

	Three months ended March 31, 2004
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$37,249	$4	$(770)	$36,483
Provision for loan losses	2,418	—	—	2,418

Net interest income (expense) after provision	34,831	4	(770)	34,065
Noninterest income:
External sources	13,462	2,896	124	16,482
Internal sources	1	3,321	(3,322)	—

Total noninterest income	13,463	6,217	(3,198)	16,482
Noninterest expense	32,464	4,692	(1,587)	35,569

Income (loss) before income taxes	15,830	1,529	(2,381)	14,978
Income tax expense (benefit)	5,440	607	(787)	5,260

Net income (loss)	$10,390	$922	$(1,594)	$9,718

Depreciation and core deposit intangibles amortization	$3,176	$—	$47	$3,223

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(6)	Commitments and Contingencies

The Company guarantees the debt of a joint venture in which it has an ownership interest. As of March 31, 2005, the joint venture had indebtedness of $5,997.

The Company had commitments to purchase investment securities of $12,895 as of March 31, 2005.

The Company had commitments under construction contracts of $1,599 as of March 31, 2005.

(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $11,582 and $10,276 for interest during the three months ended March 31, 2005 and 2004, respectively. The Company paid no cash for income taxes during the three months ended March 31, 2005 and paid cash of $14 for income taxes during the three months ended March 31, 2004.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this document that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and, other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including, without limitation, information under the caption “Business – Risk Factors” included Part I, Item 1. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

CRITICAL ACCOUNTING ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

     The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company has identified the allowance for loan losses and the valuation of mortgage servicing rights to be critical accounting estimates because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and changes in the estimates that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio, all of which may be susceptible to significant change. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included below.

     The Company utilizes the expertise of a third-party consultant to estimate quarterly the fair value of its mortgage servicing rights. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable. Management considers the determination of the fair value of mortgage servicing rights to be a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan repayment speeds and discount rates. Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describe the methodology used to determine fair value of mortgage servicing rights.

EXECUTIVE OVERVIEW

     During the first quarter of 2005, the Company remained focused on improving internal efficiency and generating additional revenue through sales initiatives and pricing opportunities. The Company reported net income of $12.0 million, or $1.48 per diluted share, for the quarter ended March 31, 2005 as compared to $9.7 million, or $1.22 per diluted share, for the same period in 2004. This increase in earnings is primarily due to higher net interest income, largely the result of internal loan growth, and lower provisions for loan losses in the current year. Noninterest income for the quarter ended March 31, 2005 increased 2.8% from the same period in the prior year primarily due to increased debit and credit card interchange income and higher insurance commissions. Noninterest expense for the quarter ended March 31, 2005 increased 2.3% from the same period in the prior year primarily due to inflationary increases in salary and benefits expense and higher occupancy and depreciation costs associated with the addition and renovation of banking facilities.

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

Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Three months ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$2,740,492	43,649	6.46%	$2,558,286	39,224	6.17%
Investment securities (1)	859,152	8,480	4.00	798,187	7,991	4.03
Federal funds sold	77,950	489	2.54	52,354	132	1.01
Interest bearing deposits in banks	29,402	165	2.28	296	1	1.36

Total interest earning assets	3,706,996	52,783	5.77%	3,409,123	47,348	5.59%

Noninterest earning assets	453,029			441,936

Total assets	$4,160,025			$3,851,059

Interest bearing liabilities:
Demand deposits	$608,526	611	0.41%	$559,473	349	0.25%
Savings deposits	919,448	2,084	0.92	873,565	1,487	0.68
Time deposits	1,005,350	6,518	2.63	1,035,562	6,686	2.60
Federal funds purchased	11	–	–	66	–	–
Borrowings(2)	463,396	2,177	1.91	348,427	535	0.62
Long-term debt	63,927	644	4.09	50,676	568	4.51
Subordinated debenture	41,238	600	5.90	41,238	459	4.48

Total interest bearing liabilities	3,101,896	12,634	1.65%	2,909,007	10,084	1.39%

Average Balance Sheets, Yields and Rates (continued)

(Dollars in thousands)

	Three months ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Noninterest bearing deposits	717,183			638,097
Other noninterest bearing liabilities	28,719			27,855
Stockholders’ equity	312,227			276,100

Total liabilities & stockholders’ equity	$4,160,025			$3,851,059

Net FTE interest income		$40,149			$37,264
Less FTE adjustments		(816)			(781)

Net interest income from consolidated statements of income		$39,333			$36,483

Interest rate spread			4.12%			4.20%

Net FTE yield on interest earning assets (3)			4.39%			4.40%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $2.9 million, or 7.7%, to $40.1 million for the three months ended March 31, 2005 as compared to $37.3 million for the same period in 2004. This increase is primarily due to increases in the average balances of interest earning loans and investment securities, and higher interest rates on loans. Increases in interest income were partially offset by higher funding costs due to increases in market interest rates. The FTE net interest margin ratio remained stable at 4.39% for the three months ended March 31, 2005 as compared to 4.40% for the same period in the prior year.

     The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (“volume”) and estimated changes in average interest rates (“rate”). Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three months ended March 31,
	2005 compared with 2004
	Volume	Rate	Net

Interest earning assets:
Loans (1)	$2,770	1,655	4,425
Investment securities (1)	605	(116)	489
Federal funds sold	64	293	357
Interest bearing deposits in banks	98	66	164

Total change	3,537	1,898	5,435

Interest bearing liabilities:
Demand deposits	30	232	262
Savings deposits	77	520	597
Time deposits	(193)	25	(168)
Borrowings(2)	175	1,467	1,642
Long-term debt	147	(71)	76
Subordinated debenture	—	141	141

Total change	236	2,314	2,550

Increase(decrease) in FTE net interest income	$3,301	(416)	2,885

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, income from fiduciary activities. Noninterest income increased $467 thousand, or 2.8%, to $16.9 million for the three months ended March 31, 2005 as compared to $16.5 million for the same period in 2004. Significant components of the increase are discussed below.

     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, investment services revenues and ATM service charge revenues. Other service charges, commissions and fees increased $1.0 million, or 22.9%, to $5.6 million for the three months ended March 31, 2005 as compared to $4.5 million for the same period in 2004 primarily due to increases in debit and credit card interchange income and higher insurance commissions.

     Service charges on deposit accounts decreased $615 thousand, or 13.2%, to $4.1 million for the three months ended March 31, 2005 as compared to $4.7 million for the same period in 2004 primarily due to lower overdraft activity.

     Technology services revenues increased $446 thousand, or 15.4%, to $3.3 million for the three months ended March 31, 2005 as compared to $2.9 million for the same period in 2004 primarily due to increases in the number of customers using the Company’s core data and item processing services.

     Revenues from fiduciary activities, comprised principally of fees earned for management of trust assets, increased $197 thousand, or 14.3%, to $1.6 million for the three months ended March 31, 2005 as compared to $1.4 million for the same period in 2004. This increase is primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust customers.

     The Company recorded net losses of $692 thousand on sales of investment securities during the three months ended March 31, 2005 as compared to net gains on sales of $30 thousand in 2004. In February 2005, the Company sold approximately $46.0 million of lower yielding U.S. government agency securities and reinvested the proceeds in higher yielding mortgage-backed and U.S. government agency securities.

     Noninterest Expense. Noninterest expense increased $827 thousand, or 2.3%, to $36.4 million for the three months ended March 31, 2005 as compared to $35.6 million for the same period in 2004. Significant components of the increase are discussed below.

     Salaries, wages and employee benefits expense increased $1.3 million, or 7.3%, to $19.7 million for the three months ended March 31, 2005 as compared to $18.3 million for the same period in 2004 primarily due to inflationary wage increases and increases in incentive bonus accruals.

     Occupancy expense increased $623 thousand, or 23.2%, to $3.3 million for the three months ended March 31, 2005 as compared to $2.7 million for the same period in 2004 largely due to the addition of new facilities and higher depreciation expense associated with upgrades of existing facilities.

     Furniture and equipment expenses increased $442 thousand, or 12.5%, to $4.0 million for the three months ended March 31, 2005 as compared to $3.5 million for the same period in 2004 primarily due to higher depreciation expense associated with the addition of new facilities and upgrades of existing facilities.

     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $320 thousand, or 37.6%, to $1.2 million for the three months ended March 31, 2005 as compared to $851 thousand for the same period in 2004.

     Other expenses include advertising and public relation costs; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses decreased $1.6 million, or 18.7%, to $6.9 million for the three months ended March 31, 2005 as compared to $8.5 million for the same period in 2004 primarily due to fluctuations in impairment charges related to capitalized mortgage servicing rights. The Company reversed $463 thousand of impairment related to mortgage servicing rights during the three months ended March 31, 2005 as compared to recording impairment charges of $1.0 million during the same period in 2004.

     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 34.5% and 35.1% for the three months ended March 31, 2005 and 2004, respectively.

OPERATING SEGMENT RESULTS

     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three months ended March 31, 2005 and 2004, and the consolidated assets of the Company as of March 31, 2005 and December 31, 2004.

     The following table summarizes net income (loss) for each of the Company’s operating segments.

Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
	For the three months ended March 31,
	2005	2004

Community Banking	$12,246	10,390
Technology Services	1,149	922
Other	(1,436)	(1,594)

Total	$11,959	9,718

     Net income from the Community Banking operating segment increased $1.9 million, or 17.9%, to $12.2 million for the three months ended March 31, 2005 as compared to $10.4 million for the same period in the prior year primarily due to higher net interest income and lower provisions for loan losses.

     Net income from the Technology Services operating segment increased $227 thousand, or 24.6%, to $1.1 million for the three months ended March 31, 2005 as compared to $922 thousand for the same period in the prior year primarily due to increases in the number of customers using the Company’s core data and item processing services.

FINANCIAL CONDITION

     Loans. Total loans increased $29.5 million, or 1.1%, to $2,769.1 million as of March 31, 2005 from $2,739.5 million as of December 31, 2004 due to internal growth. All major categories of loans increased from December 31, 2004, with the largest growth occurring in indirect consumer loans.

     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $32.4 million, or 3.7%, to $834.9 million as of March 31, 2005 from $867.3 million as of December 31, 2004. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2005, the Company had investment securities with fair values of $86.5 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $4.0 million as of March 31, 2005 and were primarily attributable to changes in interest rates. Management believes all amounts due under the contractual terms of these securities are collectible. The Company recorded no impairment losses during the three months ended March 31, 2005 and 2004.

     Deferred Tax Asset. Deferred tax asset of $6.5 million as of March 31, 2005 increased $4.6 million from $1.9 million as of December 31, 2004 primarily due to fluctuations in net unrealized gains and losses on available-for-sale investment securities.

     Deposits. Total deposits decreased $49.3 million, or 1.5%, to $3,272.4 million as of March 31, 2005 from $3,321.7 million as of December 31, 2004, with all major deposit categories showing declines. Seasonal declines in overall deposit growth have historically occurred during the first half of the year but have been offset in some years by acquisitions and/or internal growth generated through new branch openings.

     Repurchase Agreements. In addition to deposits, repurchase agreements with primarily commercial depositors provide an additional source of funds for the Company. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $28.7 million, or 6.4%, to $478.4 million as of March 31, 2005 from $449.7 million as of December 31, 2004.

     Other Borrowed Funds. Other borrowed funds decreased $4.0 million, or 50.0%, to $4.0 million as of March 31, 2005 from $8.0 million as of December 31, 2004 primarily due to the timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $6.7 million, or 39.4%, to $23.6 million as of March 31, 2005 from $16.9 million as of December 31, 2004 primarily due to timing of corporate income tax payments.

ASSET QUALITY

     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2004	2004	2004	2004

Non-performing loans:
Nonaccrual loans	$16,189	17,585	22,438	21,731	25,765
Accruing loans past due 90 days or more	3,490	905	1,474	1,207	2,047
Restructured loans	1,383	1,384	1,397	1,405	1,411

Total non-performing loans	21,062	19,874	25,309	24,343	29,223
OREO	2,701	1,828	1,647	1,724	1,988

Total non-performing assets	$23,763	21,702	26,956	26,067	31,211

Non-performing assets to total loans and OREO	0.86%	0.79%	1.01%	0.98%	1.21%

     Non-performing assets increased $2.1 million, or 9.5%, to $23.8 million as of March 31, 2005 as compared to $21.7 million as of December 31, 2004 primarily due to one commercial loan past due 90 days or more but in the process of renewal as of March 31, 2005 and the transfer to OREO of a building previously used as a branch banking office.

     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $793 thousand, or 32.8%, to $1.6 million for the three months ended March 31, 2005 as compared to $2.4 million for the same period in the prior year. The allowance for loan losses was $42.7 million, or 1.54% of total loans, as of March 31, 2005 as compared to $42.1 million, or 1.54% of total loans, at December 31, 2004.

     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses

(Dollars in thousands)

	Three months ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2004	2004	2004	2004

Balance at beginning of period	$42,141	42,396	41,174	39,998	38,940
Provision charged to operating expense	1,625	1,387	2,387	2,541	2,418
Less loans charged off	(1,698)	(2,373)	(1,673)	(1,864)	(1,890)
Add back recoveries of loans previously charged off	592	731	508	499	530

Net loans charged-off	(1,106)	(1,642)	(1,165)	(1,365)	(1,360)

Balance at end of period	$42,660	42,141	42,396	41,174	39,998

Period end loans	$2,769,056	2,739,509	2,674,963	2,660,375	2,568,944
Average loans	2,740,492	2,690,004	2,651,383	2,618,223	2,558,286
Annualized net loans charged off to average loans	0.16%	0.24%	0.17%	0.21%	0.21%
Allowance to period end loans	1.54%	1.54%	1.58%	1.55%	1.56%

CAPITAL RESOURCES

     A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $2.6 million, or less than 1.0% to $311.0 million as of March 31, 2005 from $308.3 million as of December 31, 2004. Increases resulting from earnings retention were partially offset by unrealized holding losses on available-for-sale investment securities. At March 31, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

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

     As of March 31, 2005, the Company’s income simulation model predicted net interest income would decrease $2.3 million, or 1.4%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $166 thousand, or less than 1.0%.

     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

LIQUIDITY MANAGEMENT

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

     For additional information regarding the Company’s operating, investing and financing cash flows, see “Consolidated Statements of Cash Flows” contained herein.

     As a holding company, FIBS is a corporation separate and apart from its bank subsidiary and, therefore, provides for its own liquidity. Substantially all of FIBS’ revenues are obtained from management fees and dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     As of March 31, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.

CONTROLS AND PROCEDURES

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

     There were no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During February 2005, the Company issued 5,513 unregistered shares of its common stock to senior officers as part of incentive bonuses paid to them and 1,000 unregistered shares to a senior officer pursuant to the Company’s 2004 Restricted Stock Award Plan. The aggregate value of unregistered shares issued was $361,472. The issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemptions from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.

(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs

January 2005	4,360	55.50	0	Not Applicable
February 2005	4,501	58.33	0	Not Applicable
March 2005	8,114	63.00	0	Not Applicable

Quarter-to-date	16,975	$59.84	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9.3% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable or required.

Item 5. Other Information

     Not applicable or required.

Item 6. Exhibits

3.1	(1)	Restated Articles of Incorporation dated February 27, 1986

3.2	(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3	(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4	(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5	(17)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1	(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2	(1)	Shareholder’s Agreement for non-Scott family members

4.3	(11)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4	(13)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5	(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6	(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7	(14)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8	(14)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10	(14)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11	(14)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12	(14)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13	(14)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1	(2)	Loan Agreement dated October 1, 1996, between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A., Colorado National Bank, N.A. and Wells Fargo Bank, N.A.

10.2	(10)	First Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 20, 1999

10.3	(12)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4	(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5	(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6	(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7	(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8	(8)†	2001 Stock Option Plan

10.9	(15)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10	(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12	(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13	(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14	(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15	(11)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16	(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17	(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

31.1		Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2		Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer

32		Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 10-K for the December 31, 2000. fiscal year ended

(13)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(15)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date	April 22, 2005	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date	April 22, 2005	/s/ TERRILL R. MOORE

Terrill R. Moore
Executive Vice President and
Chief Financial Officer