Form 10-Q
period 2005-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2005-07-27
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
COMMISSION FILE NUMBER 000-49733
First Interstate BancSystem, Inc.

(Exact name of registrant as specified in its charter)

Montana	81-0331430

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 North 31st Street, Billings, MT 59116-0918

(Address of principal executive offices)	Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 7,980,610 shares of common stock outstanding on June 30, 2005.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$199,645	$235,251
Federal funds sold	32,000	37,590
Interest bearing deposits in banks	4,136	83,067
Investment securities:
Available-for-sale	789,672	766,669
Held-to-maturity (estimated fair values of $108,380 as of June 30, 2005 and $103,754 as of December 31, 2004)	105,784	100,646

Total investment securities	895,456	867,315

Loans	2,891,674	2,739,509
Less allowance for loan losses	43,368	42,141

Net loans	2,848,306	2,697,368

Premises and equipment, net	118,157	121,928
Accrued interest receivable	23,944	20,569
Company-owned life insurance	61,473	60,645
Mortgage servicing rights, net of accumulated amortization and impairment reserve	18,473	17,624
Goodwill	37,390	37,390
Core deposit intangibles, net of accumulated amortization	1,710	2,217
Net deferred tax asset	2,907	1,911
Other assets	34,013	34,418

Total assets	$4,277,610	$4,217,293

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$783,674	$756,687
Interest bearing	2,526,698	2,564,994

Total deposits	3,310,372	3,321,681

Securities sold under repurchase agreements	499,404	449,699
Accrued interest payable	10,747	9,529
Accounts payable and accrued expenses	22,481	16,899
Other borrowed funds	7,568	7,995
Long-term debt	59,680	61,926
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	3,951,490	3,908,967

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2005 or December 31, 2004	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,980,610 shares as of June 30, 2005 and 7,980,300 shares as of December 31, 2004	36,466	36,803
Retained earnings	292,839	275,172
Unearned compensation — restricted stock	(444)	(425)
Accumulated other comprehensive loss, net	(2,741)	(3,224)

Total stockholders’ equity	326,120	308,326

Total liabilities and stockholders’ equity	$4,277,610	$4,217,293

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$46,627	$39,562	$90,039	$78,585
Interest and dividends on investment securities:
Taxable	7,095	6,362	13,923	12,770
Exempt from Federal taxes	1,115	1,029	2,188	2,032
Interest on deposits in banks	139	6	304	7
Interest on Federal funds sold	568	87	1,057	219

Total interest income	55,544	47,046	107,511	93,613

Interest expense:
Interest on deposits	10,429	8,326	19,642	16,848
Interest on Federal funds purchased	22	33	22	33
Interest on securities sold under repurchase agreements	2,862	601	5,021	1,125
Interest on other borrowed funds	28	20	46	31
Interest on long-term debt	670	561	1,314	1,129
Interest on subordinated debenture held by subsidiary trust	661	452	1,261	911

Total interest expense	14,672	9,993	27,306	20,077

Net interest income	40,872	37,053	80,205	73,536
Provision for loan losses	1,365	2,541	2,990	4,959

Net interest income after provision for loan losses	39,507	34,512	77,215	68,577
Noninterest income:
Other service charges, commissions and fees	5,621	4,957	11,171	9,473
Service charges on deposit accounts	4,339	4,986	8,398	9,660
Technology services	3,288	3,198	6,630	6,094
Income from origination and sale of loans	2,011	2,351	3,790	4,074
Income from fiduciary activities	1,543	1,439	3,118	2,817
Investment securities gains (losses), net	(438)	(740)	(1,130)	(710)
Other income	1,476	1,078	2,812	2,343

Total noninterest income	17,840	17,269	34,789	33,751

Noninterest expense:
Salaries, wages and employee benefits	19,158	17,660	38,836	36,000
Furniture and equipment	4,014	3,728	8,001	7,273
Occupancy, net	3,620	2,913	6,931	5,601
Mortgage servicing rights amortization expense	1,189	901	2,360	1,752
Professional fees	668	696	1,292	1,466
Outsourced technology services	647	564	1,078	1,121
Core deposit intangible amortization expense	254	283	507	566
Other expenses	8,093	5,557	15,034	14,092

Total noninterest expense	37,643	32,302	74,039	67,871

Income before income taxes	19,704	19,479	37,965	34,457
Income tax expense	6,824	6,907	13,126	12,167

Net income	$12,880	$12,572	$24,839	$22,290

Basic earnings per common share	$1.62	$1.59	$3.12	$2.82

Diluted earnings per common share	$1.59	$1.58	$3.06	$2.80

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity
Balance at December 31, 2004	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income	—	24,839	—	—	24,839
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $132	—	—	—	(202)	(202)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $445	—	—	—	685	685

Other comprehensive income					483

Total comprehensive income					25,322

Common stock transactions:
31,687 shares retired	(1,945)	—	—	—	(1,945)
30,997 shares issued	1,472	—	—	—	1,472
1,000 shares issued pursuant to restricted stock plan	56	—	(56)	—	—

Remeasurement of restricted stock awards	80	—	(80)	—	—
Amortization of restricted stock awards	—	—	117	—	117

Cash dividends declared:
Common ($0.90 per share)	—	(7,172)	—	—	(7,172)

Balance at June 30, 2005	$36,466	292,839	(444)	(2,741)	326,120

Balance at December 31, 2003	$33,187	242,105	—	(1,066)	274,226

Comprehensive income:
Net income	—	22,290	—	—	22,290
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $5,195	—	—	—	(8,009)	(8,009)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $279	—	—	—	431	431

Other comprehensive loss					(7,578)

Total comprehensive income					14,712

Common stock transactions:
35,627 shares retired	(1,821)	—	—	—	(1,821)
9,882 shares issued	407	—	—	—	407
9,000 shares issued pursuant to restricted stock plan	459	—	(459)	—	—

Remeasurement of restricted stock awards	13	—	(13)	—	—
Amortization of restricted stock awards	—	—	39	—	39

Cash dividends declared:
Common ($0.74 per share)	—	(5,848)	—	—	(5,848)

Balance at June 30, 2004	$32,245	258,547	(433)	(8,644)	281,715

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$24,839	22,290
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(236)	(472)
Provision for loan losses	2,990	4,959
Depreciation	7,099	6,041
Amortization of core deposit intangibles	507	566
Amortization of mortgage servicing rights	2,360	1,751
Net premium amortization on investment securities	466	1,247
Net loss on sale of investment securities	1,130	710
Net gain on sale of loans	(3,790)	(4,074)
Net loss on sale of property and equipment	8	18
Net impairment charges on mortgage servicing rights	(313)	(1,076)
Net increase in cash surrender value of company-owned life insurance	(828)	(845)
Write-down of property pending disposal	16	65
Amortization of restricted stock awards	117	39
Deferred income taxes	(1,307)	586
Changes in operating assets and liabilities:
Decrease in loans held for sale	(225)	(15,430)
Increase in interest receivable	(3,366)	(1,124)
Decrease (increase) in other assets	(152)	554
Increase (decrease) in accrued interest payable	1,218	(518)
Increase in accounts payable and accrued expenses	5,582	3,809

Net cash provided by operating activities	36,115	19,096

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(7,500)	(6,741)
Available-for-sale	(495,900)	(247,800)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	2,319	1,865
Available-for-sale	387,364	223,282
Proceeds from sales of available-for-sale investment securities	84,650	25,411
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	124	22
Purchases and originations of mortgage servicing rights	(2,896)	(3,247)
Extensions of credit to customers, net of repayments	(151,504)	(92,661)
Recoveries of loans charged-off	1,027	1,029
Proceeds from sales of other real estate	1,808	1,266
Net capital expenditures	(3,832)	(11,108)

Net cash used in investing activities	(184,340)	(108,682)

Cash flows from financing activities:
Net increase (decrease) in deposits	(11,309)	72,044
Net increase in repurchase agreements	49,705	42,952
Net increase (decrease) in other borrowed funds	(427)	1,129
Borrowings of long-term debt	8,000	14,025
Repayments of long-term debt	(10,246)	(18,618)
Net decrease in debt issuance costs	20	22
Proceeds from issuance of common stock	1,472	407
Payments to retire common stock	(1,945)	(1,821)
Dividends paid on common stock	(7,172)	(5,848)

Net cash provided by financing activities	28,098	104,292

Net increase (decrease) in cash and cash equivalents	(120,127)	14,706
Cash and cash equivalents at beginning of period	355,908	281,442

Cash and cash equivalents at end of period	$235,781	$296,148

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2005 and December 31, 2004 and the results of operations and cash flows for each of the three and six month periods ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2004 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2005 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income as reported	$12,880	$12,572	$24,839	$22,290

Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(122)	(97)	(225)	(181)

Pro forma net income	$12,758	$12,475	$24,614	$22,109

Basic earnings per share	$1.62	$1.59	$3.12	$2.82
Pro forma basic earnings per share	$1.60	$1.58	$3.09	$2.80

Diluted earnings per share	$1.59	$1.58	$3.06	$2.80
Pro forma diluted earnings per share	$1.57	$1.57	$3.04	$2.77

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the six months ended June 30, 2005 and 2004 were $6.06 and $6.44, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.19% and 4.74% and expected stock price volatility of 8.4% and 7.8% for the six months ended June 30, 2005 and 2004, respectively; and, expected lives of options of 8.5 years and dividend yields of 3.05% in 2005 and 2004.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income basic and diluted	$12,880	$12,572	$24,839	$22,290

Average outstanding shares — basic	7,964,416	7,891,044	7,967,125	7,899,417
Add: effect of dilutive stock options	150,987	75,811	138,593	70,662

Average outstanding shares — diluted	8,115,403	7,966,855	8,105,718	7,970,079

Basic earnings per share	$1.62	$1.59	$3.12	$2.82

Diluted earnings per share	$1.59	$1.58	$3.06	$2.80

(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2005, commitments to extend credit to existing and new borrowers approximated $771,120, which includes $152,156 on unused credit card lines and $200,453 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2005, the Company had outstanding standby letters of credit of $80,984. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

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

Selected segment information for the three and six month periods ended June 30, 2005 and 2004 follows:

	Three months ended June 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$41,772	$23	$(923)	$40,872
Provision for loan losses	1,365	—	—	1,365

Net interest income (expense) after provision	40,407	23	(923)	39,507
Noninterest income:
External sources	14,434	3,288	118	17,840
Internal sources	—	3,489	(3,489)	—

Total noninterest income	14,434	6,777	(3,371)	17,840
Noninterest expense	34,225	4,940	(1,522)	37,643

Income (loss) before income taxes	20,616	1,860	(2,772)	19,704
Income tax expense (benefit)	7,231	738	(1,145)	6,824

Net income (loss)	$13,385	$1,122	$(1,627)	$12,880

Depreciation and core deposit intangibles amortization	$3,765	$—	$61	$3,826

	Three Months Ended June 30, 2004
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$37,835	$4	$(786)	$37,053
Provision for loan losses	2,541	—		2,541

Net interest income (expense) after provision	35,294	4	(786)	34,512
Noninterest income:
External sources	14,063	3,198	8	17,269
Internal sources	1	3,321	(3,322)	—

Total noninterest income	14,064	6,519	(3,314)	17,269
Noninterest expense	29,065	4,979	(1,742)	32,302

Income (loss) before income taxes	20,293	1,544	(2,358)	19,479
Income tax expense (benefit)	7,241	613	(947)	6,907

Net income (loss)	$13,052	$931	$(1,411)	$12,572

Depreciation and core deposit amortization expense	$3,335	$—	$49	$3,384

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$81,922	$40	$(1,757)	$80,205
Provision for loan losses	2,990	—		2,990

Net interest income (expense) after provision	78,932	40	(1,757)	77,215
Noninterest income:
External sources	27,850	6,630	309	34,789
Internal sources	1	6,894	(6,895)	—

Total noninterest income	27,851	13,524	(6,586)	34,789
Noninterest expense	67,338	9,802	(3,101)	74,039

Income (loss) before income taxes	39,445	3,762	(5,242)	37,965
Income tax expense (benefit)	13,814	1,491	(2,179)	13,126

Net income (loss)	$25,631	$2,271	$(3,063)	$24,839

Depreciation and core deposit amortization expense	$7,484	$—	$122	$7,606

	Six Months Ended June 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$75,084	$8	$(1,556)	$73,536
Provision for loan losses	4,959	—		4,959

Net interest income (expense) after provision	70,125	8	(1,556)	68,577
Noninterest income:
External sources	27,525	6,239	132	33,896
Internal sources	2	6,641	(6,643)	—

Total noninterest income	27,527	12,880	(6,511)	33,896
Noninterest expense	61,528	9,816	(3,328)	68,016

Income (loss) before income taxes	36,124	3,072	(4,739)	34,457
Income tax expense (benefit)	12,681	1,220	(1,734)	12,167

Net income (loss)	$23,443	$1,852	$(3,005)	$22,290

Depreciation and core deposit amortization expense	$6,511	$—	$96	$6,607

(6)	Commitments and Contingencies

The Company guarantees the debt of a joint venture in which it has an ownership interest. As of June 30, 2005, the joint venture had indebtedness of $5,788.

The Company had commitments to purchase investment securities of $1,021 as of June 30, 2005.

The Company had commitments under construction contracts of $1,173 as of June 30, 2005.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $26,088 and $20,595 for interest during the six months ended June 30, 2005 and 2004, respectively. The Company paid cash for income taxes of $11,534 and $7,774 during the six months ended June 30, 2005 and 2004, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.
FORWARD LOOKING STATEMENTS
     Certain statements contained in this document that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; the availability of capital to fund the expected expansion of the Company’s business; and, other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including, without limitation, information under the caption “Business — Risk Factors” included in Part I, Item 1. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
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

EXECUTIVE OVERVIEW
     During the first half of 2005, the Company remained focused on improving internal efficiency and generating additional revenue through sales initiatives and pricing opportunities. The Company reported net income of $12.9 million, or $1.59 per diluted share, for the quarter ended June 30, 2005 as compared to $12.6 million, or $1.58 per diluted share, for the same period in 2004. For the six months ended June 30, 2005, the Company reported net income of $24.8 million, or $3.06 per diluted share, as compared to $22.3 million, or $2.80 per diluted share, for the same period in 2004. Quarter-to-date and year-to-date improvements in earnings were primarily due to higher net interest income, largely the result of internal loan growth, higher yields on interest earning assets and lower provisions for loan losses in the current year. Noninterest income for the three and six months ended June 30, 2005 increased 3.3% and 3.1%, respectively, from the same periods in the prior year primarily due to increased debit and credit card interchange income and higher core data processing revenues. Noninterest expense for the three and six months ended June 30, 2005 increased 16.5% and 9.1%, respectively, from the same periods in the prior year primarily due to annual merit increases in salary and benefits expense, higher occupancy and depreciation costs associated with the addition and renovation of banking facilities and fluctuations in impairment charges or reversals related to capitalized mortgage servicing rights.
     The Company has made a strategic decision to discontinue the operation of nine branch banking offices located inside Wal-Mart stores. As of June 30, 2005, operations at five of the nine Wal-Mart in-store branch banking offices had been discontinued and customer loan and deposit accounts had been transferred to existing branch banking offices located in the same communities. Management expects the discontinuation of operations at the four remaining Wal-Mart in-store branch banking offices and all resulting expenses will be completed within twelve months. During the six months ended June 30, 2005, the Company recorded expenses of $897 thousand directly related to the discontinuation of operations, primarily including estimated costs to restore the leased facilities to their original conditions, lease termination fees and acceleration of depreciation on leasehold improvements and equipment attached to the premises.
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
     The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Three months ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$2,830,362	46,865	6.64%	$2,618,223	39,748	6.09%
Investment securities (1)	864,639	8,811	4.09	841,359	7,985	3.81
Federal funds sold	76,704	568	2.97	32,147	87	1.09
Interest bearing deposits in banks	20,287	139	2.75	607	6	3.96

Total interest earning assets	3,791,992	56,383	5.96%	3,492,336	47,826	5.49%

Noninterest earning assets	458,597			459,164

Total assets	$4,250,589			$3,951,500

Interest bearing liabilities:
Demand deposits	$644,011	902	0.56%	$572,262	362	0.25%
Savings deposits	895,169	2,492	1.12	884,505	1,519	0.69
Time deposits	1,003,888	7,035	2.81	1,036,154	6,445	2.49
Federal funds purchased	2,954	22	2.99	13,478	33	0.98
Borrowings (2)	502,806	2,890	2.31	360,328	621	0.69
Long-term debt	63,176	670	4.25	49,228	561	4.57
Subordinated debenture	41,238	661	6.43	41,238	452	4.40

Total interest bearing liabilities	3,153,242	14,672	1.87%	2,957,193	9,993	1.36%

Noninterest bearing deposits	751,042			673,541
Other noninterest bearing liabilities	33,388			32,180
Stockholders’ equity	312,917			288,586

Total liabilities & stockholders’ equity	$4,250,589			$3,951,500

Average Balance Sheets, Yields and Rates (continued)

(Dollars in thousands)

	Three months ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Net FTE interest income		$41,711			$37,833
Less FTE adjustments		(839)			(780)

Net interest income from consolidated statements of income		$40,872			$37,053

Interest rate spread			4.09%			4.13%

Net FTE yield on interest earning assets(3)			4.41%			4.36%

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

Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Six months ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$2,785,427	90,514	6.55%	$2,588,254	78,971	6.14%
Investment securities (1)	861,896	17,290	4.05	819,773	15,976	3.92
Federal funds sold	77,327	1,057	2.76	42,251	219	1.04
Interest bearing deposits in banks	24,844	304	2.47	452	7	3.11

Total interest earning assets	3,749,494	109,165	5.87%	3,450,730	95,173	5.55%

Noninterest earning assets	455,813			450,550

Total assets	$4,205,307			$3,901,280

Interest bearing liabilities:
Demand deposits	$626,269	1,513	0.49%	$565,868	711	0.25%
Savings deposits	907,309	4,575	1.02	879,034	3,006	0.69
Time deposits	1,004,619	13,554	2.72	1,035,859	13,131	2.55
Federal funds purchased	1,482	22	2.99	6,772	33	0.98
Borrowings(2)	483,101	5,067	2.12	354,378	1,156	0.66
Long-term debt	63,551	1,314	4.17	49,952	1,129	4.55
Subordinated debenture	41,238	1,261	6.17	41,238	911	4.44

Total interest bearing liabilities	3,127,569	27,306	1.76%	2,933,101	20,077	1.38%

Noninterest bearing deposits	734,113			655,819
Other noninterest bearing liabilities	31,053			30,017
Stockholders’ equity	312,572			282,343

Total liabilities & stockholders’ equity	$4,205,307			$3,901,280

Net FTE interest income		$81,859			$75,096
Less FTE adjustments		(1,654)			(1,560)

Net interest income from consolidated statements of income		$80,205			$73,536

Interest rate spread			4.11%			4.17%

Net FTE yield on interest earning assets(3)			4.40%			4.38%

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

     Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $3.9 million, or 10.3%, to $41.7 million for the three months ended June 30, 2005 as compared to $37.8 million for the same period in 2004. During the six month period ended June 30, 2005, FTE net interest income increased $6.8 million, or 9.0%, to $81.9 million as compared to $75.1 million for the same period in 2004. Quarter-to-date and year-to-date increases in FTE net interest margin as compared to the same periods in 2004 are primarily the result of internal loan growth (principally commercial, commercial real estate and construction loans) combined with higher yields earned on loans and investment securities. Average interest earning assets increased 8.6% and 8.7% for the three and six months ended June 20, 2005, respectively, as compared to the same periods in the prior year while the Company’s funding sources grew at a slower rate of 6.6% for the three and six month periods ended June 30, 2005 as compared to the same periods in the prior year. Increases in FTE net interest income were partially offset by higher funding costs, the result of increases in market interest rates. The FTE net interest margin ratio increased 5 basis points to 4.41% for the three months ended June 30, 2005 as compared to 4.36% for the same period in the prior year and 2 basis points to 4.40% for the six months ended June 30, 2005 as compared to 4.38% for the same period in the prior year.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
	2005 compared with 2004			2005 compared with 2004
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$3,221	3,896	7,117	5,999	5,544	11,543
Investment securities(1)	221	605	826	819	495	1,314
Interest bearing deposits in banks	195	(62)	133	377	(80)	297
Federal funds sold	121	360	481	181	657	838

Total change	3,758	4,799	8,557	7,376	6,616	13,992

Interest bearing liabilities:
Demand deposits	45	495	540	76	726	802
Savings deposits	18	955	973	96	1,473	1,569
Time deposits	(201)	791	590	(395)	818	423
Federal funds purchased	(26)	15	(11)	(26)	15	(11)
Borrowings(2)	246	2,023	2,269	419	3,492	3,911
Long-term debt	159	(50)	109	307	(122)	185
Subordinated debenture	—	209	209	—	350	350

Total change	241	4,438	4,679	477	6,752	7,229

Increase (decrease) in FTE net interest income	$3,517	361	3,878	6,899	(136)	6,763

(1) Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2) Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, income from fiduciary activities. Noninterest income increased $571 thousand, or 3.3%, to $17.8 million for the three months ended June 30, 2005 as compared to $17.3 million for the same period in 2004 and $1.0 million, or 3.1%, to $34.8 million for the six months ended June 30, 2005 as compared to $33.8 million for the same period in 2004. Significant components of these increases are discussed below.

     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, investment services revenues and ATM service charge revenues. Other service charges, commissions and fees increased $664 thousand, or 13.4%, to $5.6 million for the three months ended June 30, 2005 as compared to $5.0 million for the same period in 2004 and $1.7 million, or 17.9%, to $11.2 million for the six months ended June 30, 2005 as compared to $9.5 million for the same period in 2004 primarily due to increases in debit and credit card interchange income.
     Service charges on deposit accounts decreased $647 thousand, or 13.0%, to $4.3 million for the three months ended June 30, 2005 as compared to $5.0 million for the same period in 2004 and $1.3 million, or 13.1%, to $8.4 million for the six months ended June 30, 2004 as compared to $9.7 million for the same period in 2004. Quarter-to-date and year-to-date decreases were primarily due to lower overdraft activity, the result of changes in consumer behavior. In addition, service charges on cash management deposit accounts decreased during the three and six months ended June 30, 2005 as compared to the same period in 2004 primarily due to higher earnings credit rates. The earnings credit rate, which is based on market interest rates, reflects the value of deposit balances maintained by cash management customers. The earnings credit is used to offset service charges incurred by cash management customers. Because market interest rates have trended upward since first quarter 2004, the earnings credit offset to service charges on cash management deposits is higher relative to 2004.
     Technology services revenues increased $90 thousand, or 2.8%, to $3.3 million for the three months ended June 30, 2005 as compared to $3.2 million for the same period in 2004 and $536 thousand, or 8.8%, to $6.6 million for the six months ended June 30, 2005 as compared to $6.1 million for the same period in 2004 primarily due to increases in the number of accounts and volume of transactions processed by the Company’s core data services. Lower cash card revenues partially offset the quarter-to-date increase over the same period in the prior year. Although cash card transactions volumes increased quarter over quarter, pricing decreases implemented during third quarter 2004 caused cash card revenues to decline.
     Revenues from fiduciary activities, comprised principally of fees earned for management of trust assets, increased $104 thousand, or 7.2%, to $1.5 million for the three months ended June 30, 2005 as compared to $1.4 million for the same period in 2004 and $301 thousand, or 10.7%, to $3.1 million for the six months ended June 30, 2005 as compared to $2.8 million for the same period in 2004. Quarter-to-date and year-to-date increases are primarily due to higher asset management fees resulting from improved market performance of underlying trust account assets and the addition of new trust customers.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate home loan origination and refinancing. Income from the origination and sale of loans decreased $340 thousand, or 14.5%, to $2.0 million for the three months ended June 30, 2005 as compared to $2.4 million for the same period in 2004 and $284 thousand, or 7.0%, to $3.8 million for the six months ended June 30, 2005 as compared to $4.1 million for the same period in 2004 primarily due to lower demand for loan refinancing, largely the result of a sustained low interest rate environment.
     The Company recorded net losses of $438 thousand on sales of investment securities during the three months ended June 30, 2005 as compared to net losses on sales of $740 thousand for the same period in 2004 and recorded net losses of $1.1 million during the six months ended June 30, 2005 as compared to net losses of $710 thousand for the same period in 2004. During 2005, lower yielding U.S. government agency securities were sold and the proceeds were reinvested in higher yielding mortgage-backed and U.S. government agency securities.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $398 thousand, or 36.9%, to $1.5 million for the three months ended June 30, 2005 as compared to $1.1 million for the same period in 2004 and $469 thousand, or 20.0%, to $2.8 million for the six months ended June 30, 2005 as compared to $2.3 million for the same period in 2004 primarily due to increased earnings on securities held in trust for certain executive officers and directors of the Company who elected to defer a portion of their compensation and higher revenues from customer webpage design and maintenance.
     Noninterest Expense. Noninterest expense increased $5.3 million, or 16.5%, to $37.6 million for the three months ended June 30, 2005 as compared to $32.3 million for the same period in 2004 and $6.2 million, or 9.1%, to $74.0 million for the six months ended June 30, 2005 as compared to $67.9 million for the same period in 2004. Significant components of these increases are discussed below.

     Salaries, wages and employee benefits expense increased $1.5 million, or 8.5%, to $19.2 million for the three months ended June 30, 2005 as compared to $17.7 million for the same period in 2004 and $2.8 million, or 7.9%, to $38.8 million for the six months ended June 30, 2005 as compared to $36.0 million for the same period in 2004 primarily due to normal, annual merit increases and increases in accruals for incentive bonuses.
     Furniture and equipment expenses increased $286 thousand, or 7.7%, to $4.0 million for the three months ended June 30, 2005 as compared to $3.7 million for the same period in 2004 and $728 thousand, or 10.0%, to $8.0 million for the six months ended June 30, 2005 as compared to $7.3 million for the same period in 2004 primarily due to expenses associated with furnishing new facilities and upgrading existing facilities.
     Occupancy expense increased $707 thousand, or 24.3%, to $3.6 million for the three months ended June 30, 2005 as compared to $2.9 million for the same period in 2004 and $1.3 million, or 23.7%, to $6.9 million for the six months ended June 30, 2005 as compared to $5.6 million for the same period in 2004. The Company accelerated the depreciation of leasehold improvements at Wal-Mart in-store branch banking offices to the date of their expected closure resulting in additional expense of $199 thousand and $330 thousand during the three and six months ended June 30, 2005, respectively. The remaining quarter-to-date and year-to-date increases are primarily due to depreciation and other expenses associated with the addition of new facilities and higher depreciation expense associated with upgrades of existing facilities.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $288 thousand, or 32.0%, to $1.2 million for the three months ended June 30, 2005 as compared to $901 thousand for the same period in 2004 and $608 thousand, or 34.7%, to $2.4 million for the six months ended June 30, 2005 as compared to $1.8 million for the same period in 2004.
     Other expenses include advertising and public relation costs; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses increased $2.5 million, or 45.6%, to $8.1 million for the three months ended June 30, 2005 as compared to $5.6 million for the same period in 2004 primarily due to fluctuations in impairment charges related to capitalized mortgage servicing rights. The Company recorded impairment of $150 thousand related to mortgage servicing rights during the three months ended June 30, 2005 as compared to a $2.1 million reversal of impairment charges during the same period in 2004.
     Other expenses increased $942 thousand, or 6.7%, to $15.0 million for the six months ended June 30, 2005 as compared to $14.1 million for the same period in 2004 primarily due to fluctuations in impairment charges related to capitalized mortgage servicing rights. The Company reversed impairment charges of $313 thousand during the six months ended June 30, 2005 as compared to impairment reversals of $1.1 million during the same period in 2004. In addition, the Company recorded expenses of $420 thousand during the six months ended June 30, 2005 related to the restoration of leased facilities and lease termination fees associated with the discontinuation of operations at Wal-Mart in-store branch banking offices.
     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 34.6% and 35.3 % for the six months ended June 30, 2005 and 2004, respectively. The lower effective tax rate in the current year as compared to the prior year is primarily due to higher volumes of tax exempt municipal securities and other tax-credit qualified investments.
OPERATING SEGMENT RESULTS
     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three and six months ended June 30, 2005 and 2004, and the consolidated assets of the Company as of June 30, 2005 and December 31, 2004.

     The following table summarizes net income (loss) for each of the Company’s operating segments.
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Community Banking	$13,385	13,052	25,631	23,443
Technology Services	1,122	931	2,271	1,852
Other	(1,627)	(1,411)	(3,063)	(3,005)

Total	$12,880	12,572	24,839	22,290

     Net income from the Community Banking operating segment increased $333 thousand, or 2.6%, to $13.4 million for the three months ended June 30, 2005 as compared to $13.1 million for the same period in the prior year. For the six months ended June 30, 2005, net income from the Community Banking operating segment increased $2.2 million, or 9.3%, to $25.6 million as compared to $23.4 million for the same period in 2004. Quarter-to-date and year-to-date increases are primarily due to higher net interest income, the combined effect of internal growth in loans and higher yields on loans and investment securities; and, lower provisions for loan losses. These increases were partially offset by normal, annual merit increases in salaries and benefits expenses, fluctuations in impairment charges and reversals related to capitalized mortgage servicing rights and higher occupancy expenses associated with the addition of new branch banking offices, the upgrade of existing branch banking offices and expenses related to the discontinuation of operations at Wal-Mart in-store branch banking offices.
     Net income from the Technology Services operating segment increased $191 thousand, or 20.5%, to $1.1 million for the three months ended June 30, 2005 as compared to $931 thousand for the same period in the prior year and $419 thousand, or 22.6%, to $2.3 million for the six months ended June 30, 2005 as compared to $1.9 million for the same period in 2004 primarily due to increases in the number of accounts and volume of transactions processed by the Company’s core data services.
FINANCIAL CONDITION
     Loans. Total loans increased $152.2 million, or 5.6%, to $2,891.7 million as of June 30, 2005 from $2,739.5 million as of December 31, 2004 due to internal growth. All major categories of loans increased from December 31, 2004, with the largest growth occurring in commercial, commercial real estate and indirect consumer loans. Management attributes the Company’s strong loan growth to its strategic focus on internal growth within the Company’s market areas. While each loan originated must meet minimum underwriting standards established in the Company’s credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.
     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $28.1 million, or 3.2%, to $895.5 million as of June 30, 2005 from $867.3 million as of December 31, 2004. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2005, the Company had investment securities with fair values of $253.6 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $3.9 million as of June 30, 2005 and were primarily attributable to changes in interest rates. The Company recorded no impairment losses during the three or six months ended June 30, 2005 and 2004.
     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents of $235.8 million as of June 30, 2005 decreased $120.1 million, or 33.8%, from $355.9 million as of December 31, 2004. Available liquidity was used to fund loan growth.
     Deferred Tax Asset. Deferred tax asset of $2.9 million as of June 30, 2005 increased $996 thousand, or 52.1%, from $1.9 million as of December 31, 2004 primarily due to temporary timing differences in the recognition of depreciation expense for financial statement and tax purposes.

     Deposits. Total deposits decreased $11.3 million, or less than 1.0%, to $3,310.4 million as of June 30, 2005 from $3,321.7 million as of December 31, 2004. Decreases in time and savings deposits were partially offset by increases in interest bearing and noninterest bearing demand deposits. Seasonal declines in overall deposit growth have historically occurred during the first half of the year but have been offset in some years by acquisitions and/or internal growth generated through new branch openings.
     Repurchase Agreements. In addition to deposits, repurchase agreements with primarily commercial depositors provide an additional source of funds for the Company. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $49.7 million, or 11.1%, to $499.4 million as of June 30, 2005 from $449.7 million as of December 31, 2004 primarily due to high balances maintained by one large commercial customer. Increases in repurchase agreements were used, in part, to fund investment securities growth.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $5.6 million, or 33.0%, to $22.5 million as of June 30, 2005 from $16.9 million as of December 31, 2004 primarily due to timing of corporate income tax payments.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2005	2004	2004	2004

Non-performing loans:
Nonaccrual loans	$19,457	16,189	17,585	22,438	21,731
Accruing loans past due 90 days or more	2,668	3,490	905	1,474	1,207
Restructured loans	1,381	1,383	1,384	1,397	1,405

Total non-performing loans	23,506	21,062	19,874	25,309	24,343
OREO	1,290	2,701	1,828	1,647	1,724

Total non-performing assets	$24,796	23,763	21,702	26,956	26,067

Non-performing assets to total loans and OREO	0.86%	0.86%	0.79%	1.01%	0.98%

     Non-performing assets increased $3.1 million, or 14.3%, to $24.8 million as of June 30, 2005 as compared to $21.7 million as of December 31, 2004 primarily due to one commercial loan placed on nonaccrual during second quarter 2005 and several small loans past due 90 days or more but in the process of renewal as of June 30, 2005.
     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $1.2 million, or 46.3%, to $1.4 million for the three months ended June 30, 2005 as compared to $2.5 million for the same period in the prior year and $2.0 million, or 39.7%, to $3.0 million for the six months ended June 30, 2005 as compared to $5.0 million for the same period in 2004. Lower provisions for loan losses in 2005 as compared to 2004 reflect positive trends in several important credit quality measures including levels of internally classified loans and net charge-offs, improvement in average nonaccrual and past due loans as a percentage of total average loans and improvement in national and local economic factors. The allowance for loan losses was $43.4 million, or 1.50% of total loans, as of June 30, 2005 as compared to $42.1 million, or 1.54% of total loans, at December 31, 2004.

     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three months ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2005	2005	2004	2004	2004

Balance at beginning of period	$42,660	42,141	42,396	41,174	39,998
Provision charged to operating expense	1,365	1,625	1,387	2,387	2,541
Less loans charged off	(1,092)	(1,698)	(2,373)	(1,673)	(1,864)
Add back recoveries of loans previously charged off	435	592	731	508	499

Net loans charged-off	(657)	(1,106)	(1,642)	(1,165)	(1,365)

Balance at end of period	$43,368	42,660	42,141	42,396	41,174

Period end loans	$2,891,674	2,769,056	2,739,509	2,674,963	2,660,375
Average loans	2,830,362	2,740,492	2,690,004	2,651,383	2,618,223
Annualized net loans charged off to average loans	0.09%	0.16%	0.24%	0.17%	0.21%
Allowance to period end loans	1.50%	1.54%	1.54%	1.58%	1.55%

CAPITAL RESOURCES
     A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $17.8 million, or 5.8%, to $326.1 million as of June 30, 2005 from $308.3 million as of December 31, 2004 primarily due to retention of earnings. At June 30, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.
     The Company paid dividends of $0.42 and $0.48 per common share during the first and second quarters of 2005, respectively, as compared to $0.34 and $0.40 per common share during the first and second quarters of 2004, respectively.
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
     As of June 30, 2005, the Company’s income simulation model predicted net interest income would decrease $437 thousand, or 0.3%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $6.4 million, or 3.7%.
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
     Short-term and long-term liquidity requirements of the Company are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in the Company’s loan and investment portfolios, debt obligations and customer deposits.
     For additional information regarding the Company’s operating, investing and financing cash flows, see “Consolidated Statements of Cash Flows” contained herein.
     As a holding company, FIBS is a corporation separate and apart from its bank subsidiary and, therefore, provides for its own liquidity. Substantially all of FIBS’ revenues are obtained from management fees and dividends declared and paid by its bank subsidiary. There are statutory and regulatory provisions that could limit the ability of the bank subsidiary to pay dividends to FIBS. Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing cash obligations.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4.
CONTROLS AND PROCEDURES
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended June 30, 2005, the Company issued 1,323 unregistered shares to directors electing to receive their annual retainer in the form of common stock. The aggregate value of unregistered shares issued was $83,349. The issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemptions from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs

April 2005	8,874	63.00	0	Not Applicable
May 2005	2,598	63.32	0	Not Applicable
June 2005	3,240	63.50	0	Not Applicable

Total	14,712	$61.17	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9.3% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 6, 2005.

(b)	Five directors were elected to serve three year terms. Thomas W. Scott, Randall I. Scott, James W. Haugh, Michael J. Sullivan and Martin A. White were elected as directors with terms expiring in 2008. The following directors remained in office: Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Julie A. Scott and Sandra A. Scott Suzor with terms expiring in 2006; and, David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Homer A. Scott, Jr. with terms expiring in 2007.

(c)	The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

Matter	For	Against	Not Voted

Election of Directors
Nominees:
Martin A. White	6,314,432	57,145	—

Election of Directors
Directors Continuing in Office:
James W. Haugh	6,314,424	60,153	—
Randall I. Scott	6,314,432	57,145	—
Thomas W. Scott	6,314,432	57,145	—
Michael J. Sullivan	6,314,424	60,153	—

Appointment of McGladrey & Pullen LLP as Independent Certified Public Accountants	6,271,359	971	102,247

Item 5. Other Information
     (a) Not applicable or required.
     (b) None.
Item 6. Exhibits

3.1	(1)	Restated Articles of Incorporation dated February 27, 1986

3.2	(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3	(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4	(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5	(17)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1	(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2	(1)	Shareholder’s Agreement for non-Scott family members

4.3	(11)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4	(13)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5	(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6	(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7	(14)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8	(14)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10	(14)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11	(14)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12	(14)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13	(14)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1	(18)	Credit Agreement dated June 30, 2005 between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2	(18)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4	(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5	(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6	(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7	(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8	(8)†	2001 Stock Option Plan

10.9	(15)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10	(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12	(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13	(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14	(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15	(11)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16	(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17	(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

31.1		Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(15)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(18)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date July 25, 2005	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date July 25, 2005	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer