Form 10-Q
period 2005-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2005-10-24
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: 406/255-5390
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 8,097,490 shares of common stock outstanding on September 30, 2005.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$203,983	$235,251
Federal funds sold	105,150	37,590
Interest bearing deposits in banks	14,874	83,067
Investment securities:
Available-for-sale	783,056	766,669
Held-to-maturity (estimated fair values of $106,642 as of September 30, 2005 and $103,754 as of December 31, 2004)	104,856	100,646

Total investment securities	887,912	867,315

Loans	2,982,325	2,739,509
Less allowance for loan losses	43,213	42,141

Net loans	2,939,112	2,697,368

Premises and equipment, net	120,086	121,928
Accrued interest receivable	26,931	20,569
Company-owned life insurance	61,975	60,645
Mortgage servicing rights, net of accumulated amortization and impairment reserve	20,558	17,624
Goodwill	37,390	37,390
Core deposit intangibles, net of accumulated amortization	1,457	2,217
Net deferred tax asset	3,162	1,911
Other assets	35,149	34,418

Total assets	$4,457,739	$4,217,293

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$847,030	$756,687
Interest bearing	2,630,085	2,564,994

Total deposits	3,477,115	3,321,681

Securities sold under repurchase agreements	495,269	449,699
Accrued interest payable	11,498	9,529
Accounts payable and accrued expenses	27,001	16,899
Other borrowed funds	6,435	7,995
Long-term debt	57,017	61,926
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,115,573	3,908,967

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2005 or December 31, 2004	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,097,490 shares as of September 30, 2005 and 7,980,300 shares as of December 31, 2004	43,695	36,803
Retained earnings	304,288	275,172
Unearned compensation — restricted stock	(368)	(425)
Accumulated other comprehensive loss, net	(5,449)	(3,224)

Total stockholders’ equity	342,166	308,326

Total liabilities and stockholders’ equity	$4,457,739	$4,217,293

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$51,801	$40,586	$141,840	$119,171
Interest and dividends on investment securities:
Taxable	7,693	6,221	21,616	18,991
Exempt from Federal taxes	1,098	1,031	3,286	3,063
Interest on deposits in banks	59	26	363	33
Interest on Federal funds sold	772	279	1,829	498

Total interest income	61,423	48,143	168,934	141,756

Interest expense:
Interest on deposits	12,039	8,513	31,681	25,361
Interest on Federal funds purchased	1	—	23	33
Interest on securities sold under repurchase agreements	3,380	1,018	8,401	2,143
Interest on other borrowed funds	37	6	83	37
Interest on long-term debt	640	539	1,954	1,668
Interest on subordinated debenture held by subsidiary trust	709	513	1,970	1,424

Total interest expense	16,806	10,589	44,112	30,666

Net interest income	44,617	37,554	124,822	111,090
Provision for loan losses	1,375	2,387	4,365	7,346

Net interest income after provision for loan losses	43,242	35,167	120,457	103,744
Noninterest income:
Other service charges, commissions and fees	5,554	4,853	16,725	14,326
Service charges on deposit accounts	4,595	4,838	12,993	14,498
Technology services	3,349	3,196	9,979	9,290
Income from origination and sale of loans	2,675	2,362	6,465	6,436
Income from fiduciary activities	1,574	1,434	4,692	4,251
Investment securities gains (losses), net	(1,811)	(52)	(2,941)	(762)
Other income	1,526	2,790	4,338	5,133

Total noninterest income	17,462	19,421	52,251	53,172

Noninterest expense:
Salaries, wages and employee benefits	20,353	19,124	59,189	55,124
Furniture and equipment	3,907	3,848	11,908	11,121
Occupancy, net	3,212	2,979	10,143	8,580
Mortgage servicing rights amortization expense	1,190	783	3,550	2,535
Mortgage servicing rights impairment expense	(985)	1,180	(1,297)	104
Professional fees	766	835	2,058	2,301
Outsourced technology services	625	727	1,703	1,848
Core deposit intangible amortization expense	253	275	760	841
Other expenses	7,821	7,809	23,167	22,977

Total noninterest expense	37,142	37,560	111,181	105,431

Income before income taxes	23,562	17,028	61,527	51,485
Income tax expense	8,288	5,942	21,414	18,109

Net income	$15,274	$11,086	$40,113	$33,376

Basic earnings per common share	$1.91	$1.41	$5.03	$4.23

Diluted earnings per common share	$1.88	$1.39	$4.94	$4.19

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity
Balance at December 31, 2004	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income	—	40,113	—	—	40,113
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $2,600	—	—	—	(4,009)	(4,009)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $1,157	—	—	—	1,784	1,784

Other comprehensive income					(2,225)

Total comprehensive income					37,888

Common stock transactions:
52,907 shares retired	(3,331)	—	—	—	(3,331)
169,597 shares issued	10,100	—	—	—	10,100
1,500 shares issued pursuant to restricted stock plan	87	—	(87)	—	—
1,000 shares cancelled pursuant to restricted stock plan	(65)	—	65	—	—

Remeasurement of restricted stock awards	101	—	(101)	—	—
Amortization of restricted stock awards	—	—	180	—	180

Cash dividends declared:
Common ($1.38 per share)	—	(10,997)	—	—	(10,997)

Balance at September 30, 2005	$43,695	304,288	(368)	(5,449)	342,166

Balance at December 31, 2003	$33,187	242,105	—	(1,066)	274,226

Comprehensive income:
Net income	—	33,376	—	—	33,376
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $293	—	—	—	(458)	(458)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $297	—	—	—	465	465

Other comprehensive loss					7

Total comprehensive income					33,383

Common stock transactions:
84,237 shares retired	(4,463)	—	—	—	(4,463)
151,568 shares issued	8,073	—	—	—	8,073
11,000 shares issued pursuant to restricted stock plan	512	—	(512)	—	—

Remeasurement of restricted stock awards	33	—	(33)	—	—
Amortization of restricted stock awards	—	—	83	—	83

Cash dividends declared:
Common ($1.14 per share)	—	(9,003)	—	—	(9,003)

Balance at September 30, 2004	$37,342	266,478	(462)	(1,059)	302,299

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$40,113	33,376
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(418)	(234)
Provision for loan losses	4,365	7,346
Depreciation	10,409	9,193
Amortization	4,310	3,376
Net premium amortization on investment securities	264	1,681
Net loss on sale of investment securities	2,941	762
Net gain on origination and sale of loans	(6,465)	(6,436)
Net loss (gain) on sale of property and equipment	(12)	18
Net change in impairment reserves for mortgage servicing rights	(1,312)	104
Net increase in cash surrender value of company-owned life insurance	(1,330)	(1,257)
Write-down of property pending disposal	21	—
Amortization of restricted stock awards	180	83
Deferred income taxes	194	(28)
Changes in operating assets and liabilities:
Decrease in loans held for sale	6,726	34,640
Increase in interest receivable	(6,362)	(2,827)
Decrease (increase) in other assets	(2,101)	1,916
Increase (decrease) in accrued interest payable	1,969	(138)
Increase in accounts payable and accrued expenses	10,102	2,305

Net cash provided by operating activities	63,594	83,880

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(9,281)	(10,219)
Available-for-sale	(1,056,907)	(350,224)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	4,934	5,074
Available-for-sale	835,670	286,115
Proceeds from sales of available-for-sale investment securities	197,935	25,384
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	177	—
Purchases and originations of mortgage servicing rights	(5,186)	(5,104)
Extensions of credit to customers, net of repayments	(248,705)	(167,985)
Recoveries of loans charged-off	1,487	1,536
Proceeds from sales of other real estate	2,943	1,535
Capital contribution to joint venture	(2,800)	—
Net capital expenditures	(6,099)	(17,428)
Disposition of banking office, net of cash and cash equivalents	—	(19,537)

Net cash used in investing activities	(285,832)	(250,853)

Cash flows from financing activities:
Net increase in deposits	155,434	112,483
Net increase in repurchase agreements	45,570	78,849
Net increase (decrease) in other borrowed funds	(1,560)	914
Borrowings of long-term debt	11,500	24,975
Repayments of long-term debt	(16,409)	(30,030)
Net decrease in debt issuance costs	30	35
Proceeds from issuance of common stock	10,100	8,073
Payments to retire common stock	(3,331)	(4,463)
Dividends paid on common stock	(10,997)	(9,003)

Net cash provided by financing activities	190,337	181,833

Net increase (decrease) in cash and cash equivalents	(31,901)	14,860
Cash and cash equivalents at beginning of period	355,908	281,442

Cash and cash equivalents at end of period	$324,007	$296,302

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2005 and December 31, 2004 and the results of operations and cash flows for each of the three and nine month periods ended September 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2004 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2005 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2)	Stock-Based Compensation

The Company has two stock-based employee compensation plans, the 2004 Restricted Stock Award Plan and the 2001 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost related to restricted stock awards is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Stock options granted pursuant to the 2001 Stock Option Plan have an exercise price equal to the fair value of the Company’s common stock at date of grant. Accordingly, the Company does not recognize compensation expense for stock option awards. The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for stock option awards based on an estimate of fair value of the option at the date of grant consistent with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$15,274	$11,086	$40,113	$33,376

Deduct: total stock-based employee compensation expense determined using a fair value based method, net of tax effect	(107)	(98)	(332)	(280)

Pro forma net income	$15,167	$10,988	$39,781	$33,096

Basic earnings per share	$1.91	$1.41	$5.03	$4.23
Pro forma basic earnings per share	$1.90	$1.39	$4.99	$4.19

Diluted earnings per share	$1.88	$1.39	$4.94	$4.19
Pro forma diluted earnings per share	$1.86	$1.38	$4.90	$4.15

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the nine months ended September 30, 2005 and 2004 were $6.03 and $6.44, respectively. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.19% and 4.74% and expected stock price volatility of 8.4% and 7.8% for the nine months ended September 30, 2005 and 2004, respectively; and, expected lives of options of 8.5 years and dividend yields of 3.05% in 2005 and 2004.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)	Recent Accounting Pronouncements

Accounting for Share-Based Payments. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”), establishing accounting standards for a wide range of share-based compensation arrangements including stock options, restricted stock, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123R replaces existing requirements under SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB No. 25. Effective April 21, 2005, the Securities and Exchange Commission amended the date for compliance with SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of SFAS No. 123R are effective for the Company on January 1, 2006. The approximate impact of adoption of SFAS No. 123R is illustrated by the pro forma disclosure of net income and earnings per share included in Note 2 herein. However, the Company has not yet determined that it will continue to use a Black-Scholes pricing model upon the adoption of SFAS No. 123R. Additionally, expected stock price volatility assumptions used in pricing models have a significant impact on the estimated fair value of stock options. Because the Company’s common stock is not actively traded and there is no established trading market for the stock, the Company bases expected stock price volatility assumptions on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over a ten-year period. The Company is currently re-evaluating assumptions used in estimating the fair value of stock options using guidance provided by SFAS No. 123R and subsequent interpretations.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

(4)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income basic and diluted	$15,274	$11,086	$40,113	$33,376

Average outstanding shares — basic	7,981,356	7,887,163	7,971,921	7,895,303
Add: effect of dilutive stock options	153,525	87,166	143,625	76,203

Average outstanding shares — diluted	8,134,881	7,974,329	8,115,546	7,971,506

Basic earnings per share	$1.91	$1.41	$5.03	$4.23

Diluted earnings per share	$1.88	$1.39	$4.94	$4.19

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2005, commitments to extend credit to existing and new borrowers approximated $824,778, which includes $162,576 on unused credit card lines and $214,713 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2005, the Company had outstanding standby letters of credit of $85,694. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(6)	Other Post Retirement Benefits

The Company sponsors a contributory defined benefit healthcare plan (the “Plan”) for active employees and employees and directors retiring from the Company at the age of at least 55 years and with at least 15 years of continuous service. Retired Plan participants contribute the full cost of benefits based on the average per capita cost of benefit coverage for both active employees and retired Plan participants. A postretirement benefit obligation of $1,025 is included in other liabilities on the Company’s September 30, 2005 consolidated balance sheet. A transition asset, representing the difference between the accumulated postretirement benefit obligation and the fair value of plan assets at the date of transition, of $909 is included in other assets on the Company’s September 30, 2005 consolidated balance sheet. The transition asset is being amortized as a component of net periodic postretirement benefit cost on a straight line basis over the estimated average remaining service period of active plan participants of 16.3 years. Prior to May 2005, retired plan participants’ contributions were based solely on the average per capita cost of benefit coverage for retired Plan participants only. As such, no postretirement benefit obligation existed. The net periodic benefit cost of the Plan was not significant during any of the reported periods.

The Medicare Prescription Drugs, Improvement and Modernization Act was signed into law in December 2003 and introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003,” the Company has determined that the benefits it provides are not actuarially equivalent to Medicare Part D; therefore, the Company will not receive a federal subsidy.

(7)	Segment Reporting

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Selected segment information for the three and nine month periods ended September 30, 2005 and 2004 follows:

	Three months ended September 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$45,532	$29	$(944)	$44,617
Provision for loan losses	1,375	—	—	1,375

Net interest income (expense) after provision	44,157	29	(944)	43,242
Noninterest income:
External sources	13,832	3,350	280	17,462
Internal sources	—	3,460	(3,460)	—

Total noninterest income	13,832	6,810	(3,180)	17,462
Noninterest expense	33,551	4,949	(1,358)	37,142

Income (loss) before income taxes	24,438	1,890	(2,766)	23,562
Income tax expense (benefit)	8,689	744	(1,145)	8,288

Net income (loss)	$15,749	$1,146	$(1,621)	$15,274

Depreciation and core deposit intangibles amortization	$3,502	$—	$61	$3,563

	Three Months Ended September 30, 2004
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$38,373	$8	$(827)	$37,554
Provision for loan losses	2,387	—		2,387

Net interest income (expense) after provision	35,986	8	(827)	35,167
Noninterest income:
External sources	16,128	3,195	98	19,421
Other operating segments	—	3,430	(3,430)	—

Total noninterest income	16,128	6,625	(3,332)	19,421
Noninterest expense	34,389	4,966	(1,795)	37,560

Income (loss) before income taxes	17,725	1,667	(2,364)	17,028
Income tax expense (benefit)	6,195	663	(916)	5,942

Net income (loss)	$11,530	$1,004	$(1,448)	$11,086

Depreciation and core deposit amortization expense	$3,379	$—	$49	$3,428

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$127,454	$69	$(2,701)	$124,822
Provision for loan losses	4,365	—	—	4,365

Net interest income (expense) after provision	123,089	69	(2,701)	120,457
Noninterest income:
External sources	41,682	9,980	589	52,251
Internal sources	1	10,354	(10,355)	—

Total noninterest income	41,683	20,334	(9,766)	52,251
Noninterest expense	100,889	14,751	(4,459)	111,181

Income (loss) before income taxes	63,883	5,652	(8,008)	61,527
Income tax expense (benefit)	22,503	2,235	(3,324)	21,414

Net income (loss)	$41,380	$3,417	$(4,684)	$40,113

Depreciation and core deposit amortization expense	$10,986	$—	$183	$11,169

	Nine Months Ended September 30, 2004
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$113,457	$16	$(2,383)	$111,090
Provision for loan losses	7,346	—		7,346

Net interest income (expense) after provision	106,111	16	(2,383)	103,744
Noninterest income:
External sources	43,652	9,290	230	53,172
Other operating segments	3	10,071	(10,074)	—

Total noninterest income	43,655	19,361	(9,844)	53,172
Noninterest expense	95,919	14,636	(5,124)	105,431

Income (loss) before income taxes	53,847	4,741	(7,103)	51,485
Income tax expense (benefit)	18,876	1,883	(2,650)	18,109

Net income (loss)	$34,971	$2,858	$(4,453)	$33,376

Depreciation and core deposit amortization expense	$9,890	$—	$144	$10,034

(8)	Commitments and Contingencies

The Company had commitments under construction contracts of $2,504 as of September 30, 2005.

(9)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $42,143 and $30,947 for interest during the nine months ended September 30, 2005 and 2004, respectively. The Company paid cash for income taxes of $17,597 and $16,133 during the nine months ended September 30, 2005 and 2004, respectively.

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
     The Company has identified the allowance for loan losses and the valuation of mortgage servicing rights as critical accounting estimates because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and changes in the estimates that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio, all of which may be susceptible to significant change. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein.

     The Company utilizes the expertise of a third-party consultant to estimate quarterly the fair value of its mortgage servicing rights. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable. Management considers the determination of the fair value of mortgage servicing rights to be a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan repayment rates and discount rates. Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describe the methodology used to determine fair value of mortgage servicing rights.
EXECUTIVE OVERVIEW
     During the first nine months of 2005, the Company remained focused on improving internal efficiency and generating additional revenue through sales initiatives and pricing opportunities. The Company reported net income of $15.3 million, or $1.88 per diluted share, for the quarter ended September 30, 2005 as compared to $11.1 million, or $1.39 per diluted share, for the same period in 2004. For the nine months ended September 30, 2005, the Company reported net income of $40.1 million, or $4.94 per diluted share, as compared to $33.4 million, or $4.19 per diluted share, for the same period in 2004. Quarter-to-date and year-to-date improvements in earnings were primarily due to higher net interest income, largely the result of internal loan growth, higher yields on interest earning assets and lower provisions for loan losses in the current year. Noninterest income for the three and nine months ended September 30, 2005 decreased 10.1% and 1.7%, respectively, from the same periods in the prior year primarily due to a $1.7 million gain on the sale of a branch banking office recorded during third quarter 2004 and investment securities losses recorded in third quarter 2005. Noninterest expense decreased 1.1% during the three months ended September 30, 2005 and increased 5.5% during the nine months ended September 30, 2005 as compared to the same periods in the prior year. Quarter-over-quarter decreases are primarily due to fluctuations in impairment of capitalized mortgage servicing rights. Year-over-year decreases in other expenses resulting from fluctuations in impairment of capitalized mortgage servicing rights were more than offset primarily by annual merit increases in salaries, wages and benefits expenses and higher occupancy and depreciation costs associated with the addition and renovation of banking facilities.
     During first quarter 2005, the Company made a strategic decision to discontinue the operation of nine branch banking offices located inside Wal-Mart stores. As of June 30, 2005, operations at five of the nine Wal-Mart in-store branch banking offices had been discontinued and customer loan and deposit accounts had been transferred to existing branch banking offices located in the same communities. Management expects the discontinuation of operations at the four remaining Wal-Mart in-store branch banking offices and recognition of all resulting expenses will be completed during first quarter 2006. During the nine months ended September 30, 2005, the Company recorded expenses of $952 thousand directly related to the discontinuation of operations, including lease termination fees and estimated costs to restore leased facilities to their original condition of $375 thousand, acceleration of depreciation on leasehold improvements and equipment attached to the premises of $503 thousand, and accruals for employment incentive awards of $74 thousand .
     The Company currently holds a minority equity interest in an unconsolidated joint venture entity that has engaged a financial advisor to explore strategic alternatives designed to maximize its equity value. The Company was informed in September, 2005 that the entity has received and is evaluating a non-binding acquisition proposal from a third party, but has not entered into a binding letter of intent or other agreement. If the current acquisition proposal were ultimately consummated, of which there can be no assurance, it is possible that the Company will realize a one-time, after-tax gain in the range of approximately $5 to $10 million.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three months ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$2,929,238	52,021	7.05%	$2,651,383	40,770	6.12%
Investment securities (1)	894,369	9,382	4.16	799,916	7,847	3.90
Federal funds sold	85,949	772	3.56	75,508	279	1.47
Interest bearing deposits in banks	7,623	59	3.07	5,805	26	1.78

Total interest earning assets	3,917,179	62,234	6.30%	3,532,612	48,922	5.51%

Noninterest earning assets	452,542			466,280

Total assets	$4,369,721			$3,998,892

Interest bearing liabilities:
Demand deposits	$671,064	1,284	0.76%	$573,701	408	0.28%
Savings deposits	903,279	2,999	1.32	911,239	1,740	0.76
Time deposits	1,016,270	7,756	3.03	1,013,937	6,365	2.50
Federal funds purchased	70	1	3.29	—	—	NA
Borrowings(2)	508,627	3,417	2.67	394,295	1,024	1.03
Long-term debt	62,124	640	4.09	46,057	539	4.66
Subordinated debenture	41,238	709	6.82	41,238	513	4.95

Total interest bearing liabilities	3,202,672	16,806	2.08%	2,980,467	10,589	1.41%

Noninterest bearing deposits	800,332			703,804
Other noninterest bearing liabilities	35,543			30,784
Stockholders’ equity	331,174			283,837

Total liabilities & stockholders’ equity	$4,369,721			$3,998,892

Net FTE interest income		$45,428			$38,333
Less FTE adjustments		(811)			(779)

Net interest income from consolidated statements of income		$44,617			$37,554

Interest rate spread			4.22%			4.10%

Net FTE yield on interest earning assets(3)			4.60%			4.32%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Nine months ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$2,833,364	142,535	6.73%	$2,609,297	119,742	6.13%
Investment securities (1)	872,720	26,672	4.09	813,154	23,823	3.91
Federal funds sold	80,201	1,829	3.05	53,336	498	1.25
Interest bearing deposits in banks	19,104	363	2.54	2,236	33	1.97

Total interest earning assets	3,805,389	171,399	6.02%	3,478,023	144,096	5.53%

Noninterest earning assets	454,723			455,794

Total assets	$4,260,112			$3,933,817

Interest bearing liabilities:
Demand deposits	$641,200	2,798	0.58%	$568,478	1,119	0.25%
Savings deposits	905,966	7,574	1.12	889,770	4,746	0.69
Time deposits	1,008,502	21,309	2.82	1,028,551	19,496	2.55
Federal funds purchased	1,012	23	3.04	4,515	33	0.98
Borrowings(2)	491,610	8,484	2.31	367,684	2,180	0.66
Long-term debt	63,073	1,954	4.14	48,654	1,668	4.55
Subordinated debenture	41,238	1,970	6.39	41,238	1,424	4.44

Total interest bearing liabilities	3,152,601	44,112	1.87%	2,948,890	30,666	1.38%

Noninterest bearing deposits	756,186			671,814
Other noninterest bearing liabilities	32,553			30,272
Stockholders’ equity	318,772			282,841

Total liabilities & stockholders’ equity	$4,260,112			$3,933,817

Net FTE interest income		$127,287			$113,430
Less FTE adjustments		(2,465)			(2,340)

Net interest income from consolidated statements of income		$124,822			$111,090

Interest rate spread			4.15%			4.15%

Net FTE yield on interest earning assets(3)			4.47%			4.36%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Net interest income, on a fully taxable equivalent (“FTE”) basis, increased $7.1 million, or 18.5%, to $45.4 million for the three months ended September 30, 2005 as compared to $38.3 million for the same period in 2004. During the nine month period ended September 30, 2005, FTE net interest income increased $13.9 million, or 12.2%, to $127.3 million as compared to $113.4 million for the same period in 2004. Quarter-to-date and year-to-date increases in FTE net interest margin as compared to the same periods in 2004 are primarily the result of internal loan growth (principally commercial real estate, indirect consumer and construction loans) combined with higher yields earned on loans and investment securities. Average interest earning assets increased 10.9% and 9.4% for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year. Increases in FTE net interest income were partially offset by higher funding costs, the result of increases in market interest rates. The FTE net interest margin ratio increased 28 basis points to 4.60% for the three months ended September 30, 2005 as compared to 4.32% for the same period in the prior year and 11 basis points to 4.47% for the nine months ended September 30, 2005 as compared to 4.36% for the same period in the prior year.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2005 compared with 2004			2005 compared with 2004
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$4,284	6,967	11,251	10,273	12,520	22,793
Investment securities(1)	929	606	1,535	1,744	1,105	2,849
Interest bearing deposits in banks	8	25	33	249	81	330
Federal funds sold	39	454	493	251	1,080	1,331

Total change	5,260	8,052	13,312	12,517	14,786	27,303

Interest bearing liabilities:
Demand deposits	69	807	876	143	1,536	1,679
Savings deposits	(15)	1,274	1,259	86	2,742	2,828
Time deposits	15	1,376	1,391	(381)	2,194	1,813
Federal funds purchased	—	1	1	(26)	16	(10)
Borrowings(2)	298	2,095	2,393	735	5,569	6,304
Long-term debt	189	(88)	101	494	(208)	286
Subordinated debenture	—	196	196	—	546	546

Total change	556	5,661	6,217	1,051	12,395	13,446

Increase (decrease) in FTE net interest income	$4,704	2,391	7,095	11,466	2,391	13,857

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, income from fiduciary activities. Noninterest income decreased $2.0 million, or 10.1%, to $17.5 million for the three months ended September 30, 2005 as compared to $19.4 million for the same period in 2004 and $921 thousand, or 1.7%, to $52.3 million for the nine months ended September 30, 2005 as compared to $53.2 million for the same period in 2004. Significant components of these decreases are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, investment services revenues and ATM service charge revenues. Other service charges, commissions and fees increased $701 thousand, or 14.4%, to $5.6 million for the three months ended September 30, 2005 as compared to $4.9 million for the same period in 2004 and $2.4 million, or 16.7%, to $16.7 million for the nine months ended September 30, 2005 as compared to $14.3 million for the same period in 2004 primarily due to increases in debit and credit card interchange income resulting from higher transaction volumes and increases in mortgage servicing fees resulting from increases in the principal balance of loans serviced.
     Service charges on deposit accounts decreased $243 thousand, or 5.0%, to $4.6 million for the three months ended September 30, 2005 as compared to $4.8 million for the same period in 2004 and $1.5 million, or 10.4%, to $13.0 million for the nine months ended September 30, 2004 as compared to $14.5 million for the same period in 2004. Quarter-to-date and year-to-date decreases were primarily due to fewer overdrafts. In addition, service charges on cash management deposit accounts decreased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily due to higher earnings credit rates. The earnings credit rate, which is based on market interest rates, reflects the value of deposit balances maintained by cash management customers. The earnings credit is used to offset service charges incurred by cash management customers. Because market interest rates have trended upward since mid 2004, the earnings credit offset to service charges on cash management deposits is higher relative to 2004.
     Technology services revenues increased $153 thousand, or 4.8%, to $3.3 million for the three months ended September 30, 2005 as compared to $3.2 million for the same period in 2004 and $689 thousand, or 7.4%, to $10.0 million for the nine months ended September 30, 2005 as compared to $9.3 million for the same period in 2004 primarily due to increases in the number of accounts and volume of transactions processed by the Company’s core data services.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate home loan origination and refinancing. Income from the origination and sale of loans increased $313 thousand, or 13.3%, to $2.7 million for the three months ended September 30, 2005 as compared to $2.4 million for the same period in 2004 and $29 thousand, or less than 1.0%, to $6.5 million for the nine months ended September 30, 2005 as compared to $6.4 million for the same period in 2004.
     Revenues from fiduciary activities, comprised principally of fees earned for management of trust assets, increased $140 thousand, or 9.8%, to $1.6 million for the three months ended September 30, 2005 as compared to $1.4 million for the same period in 2004 and $441 thousand, or 10.4%, to $4.7 million for the nine months ended September 30, 2005 as compared to $4.3 million for the same period in 2004. Quarter-to-date and year-to-date increases are primarily due to higher asset management fees resulting from improved market performance of underlying trust account assets and the addition of new trust customers.
     The Company recorded net losses of $1.8 million on sales of investment securities during the three months ended September 30, 2005 as compared to net losses on sales of $52 thousand for the same period in 2004 and recorded net losses of $2.9 million during the nine months ended September 30, 2005 as compared to net losses of $762 thousand for the same period in 2004. Lower yielding U.S. government agency securities were sold and the proceeds were reinvested in higher yielding mortgage-backed and U.S. government agency securities.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased $1.3 million, or 45.3%, to $1.5 million for the three months ended September 30, 2005 as compared to $2.8 million for the same period in 2004 and $795 thousand, or 15.5%, to $4.3 million for the nine months ended September 30, 2005 as compared to $5.1 million for the same period in 2004. During third quarter 2004, the Company recorded a $1.7 million gain on the sale of a branch banking office. Quarter-to-date and year-to-date decreases in other income were partially offset by increases in the cash surrender value of company-owned life insurance; increases in earnings on securities held in trust under deferred compensation plans; and, gains on the sale of other real estate owned.
     Noninterest Expense. Noninterest expense decreased $418 thousand, or 1.1%, to $37.1 million for the three months ended September 30, 2005 as compared to $37.6 million for the same period in 2004 and increased $5.8 million, or 5.5%, to $111.2 million for the nine months ended September 30, 2005 as compared to $105.4 million for the same period in 2004. Significant components of the quarter-to-date decrease and year-to-date increase are discussed below.
     Salaries, wages and employee benefits expense increased $1.2 million, or 6.4%, to $20.4 million for the three months ended September 30, 2005 as compared to $19.1 million for the same period in 2004 and $4.1 million, or 7.4%, to $59.2 million for the nine months ended September 30, 2005 as compared to $55.1 million for the same period in 2004 primarily due to normal, annual merit increases and higher accruals for incentive bonuses. During the three and nine months ended September 30, 2005, the Company recorded employment incentives of $27 thousand and $74 thousand, respectively, for employees of the Wal-Mart in-store branches scheduled for closure.
     Furniture and equipment expenses increased $59 thousand, or 1.5%, to $3.9 million for the three months ended September 30, 2005 as compared to $3.8 million for the same period in 2004 and $787 thousand, or 7.1%, to $11.9 million for the nine months ended September 30, 2005 as compared to $11.1 million for the same period in 2004. The Company accelerated the depreciation of equipment at Wal-Mart in-store branch banking offices to the date of their expected closures resulting in additional expense of $17 thousand and $118 thousand during the three and nine months ended September

30, 2005, respectively. The remaining year-to-date increase is primarily due to expenses associated with furnishing new facilities and upgrading existing facilities.
     Occupancy expense increased $233 thousand, or 7.8%, to $3.2 million for the three months ended September 30, 2005 as compared to $3.0 million for the same period in 2004 and $1.6 million, or 18.2%, to $10.1 million for the nine months ended September 30, 2005 as compared to $8.6 million for the same period in 2004. The Company accelerated the depreciation of leasehold improvements at Wal-Mart in-store branch banking offices to the date of their expected closure resulting in additional expense of $56 thousand and $385 thousand during the three and nine months ended September 30, 2005, respectively. The remaining quarter-to-date and year-to-date increases over the prior year are primarily due to depreciation and other expenses associated with the addition of new facilities and higher depreciation expense associated with upgrades of existing facilities.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $407 thousand, or 52.0%, to $1.2 million for the three months ended September 30, 2005 as compared to $783 thousand for the same period in 2004 and $1.0 million, or 40.0%, to $3.6 million for the nine months ended September 30, 2005 as compared to $2.5 million for the same period in 2004.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through current period earnings. The Company reversed $985 thousand and $1.2 million of previously recorded impairment related to mortgage servicing rights during the three and nine months ended September 30, 2005, respectively, as compared to recording additional impairment expense of $1.2 million and $104 thousand during the same respective periods in the prior year. The Company recorded permanent impairment of $15 thousand during the three and nine months ended September 2005. No permanent impairment was recorded during the three or nine months ended September 30, 2004.
     Income Tax Expense. The Company’s effective combined federal and state income tax rate was 34.8% and 35.2% for the nine months ended September 30, 2005 and 2004, respectively. The lower effective tax rate in the current year as compared to the prior year is primarily due to higher volumes of tax exempt municipal securities and other tax-credit qualified investments.
OPERATING SEGMENT RESULTS
     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three and nine months ended September 30, 2005 and 2004, and the consolidated assets of the Company as of September 30, 2005 and December 31, 2004.
     The following table summarizes net income (loss) for each of the Company’s operating segments.
Operating Segment Results
(Dollars in thousands)
Net Income (Loss)

	Net Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Community Banking	$15,749	11,530	41,380	34,971
Technology Services	1,146	1,004	3,417	2,858
Other	(1,621)	(1,448)	(4,684)	(4,453)

Total	$15,274	11,086	40,113	33,376

     Net income from the Community Banking operating segment increased $4.2 million, or 36.6%, to $15.7 million for the three months ended September 30, 2005 as compared to $11.5 million for the same period in the prior year. For the nine months ended September 30, 2005, net income from the Community Banking operating segment increased $6.4 million, or 18.3%, to $41.4 million as compared to $35.0 million for the same period in 2004. Quarter-to-date and year-to-date increases from the prior year are primarily due to higher net interest income, the combined effect of internal growth and higher yields on loans and investment securities; and, lower provisions for loan losses. These increases were partially offset by losses on sales of investment securities; normal, annual merit increases in salaries and benefits expenses; fluctuations in amortization and level of impairment of capitalized mortgage servicing rights; higher occupancy expenses associated with the addition of new branch banking offices and the upgrade of existing branch banking offices; and, expenses related to the discontinuation of operations at Wal-Mart in-store branch banking offices.
     Net income from the Technology Services operating segment increased $142 thousand, or 14.1%, to $1.1 million for the three months ended September 30, 2005 as compared to $1.0 million for the same period in the prior year and $559 thousand, or 19.6%, to $3.4 million for the nine months ended September 30, 2005 as compared to $2.9 million for the same period in 2004 primarily due to increases in the number of accounts and volume of transactions processed by the Company’s core data services.
     Other net losses increased $173 thousand, or 11.9%, to $1.6 million for the three months ended September 30, 2005 as compared to $1.4 million for the same period in the prior year and $231 thousand, or 5.2%, to $4.7 million for the nine months ended September 30, 2005 as compared to $4.5 million for same period in the prior year primarily due to higher funding costs associated with Parent Company variable rate junior subordinated debentures and normal, annual merit increases in salaries, wages and employee benefits expenses.
FINANCIAL CONDITION
     Loans. Total loans increased $242.8 million, or 8.9%, to $2,982.3 million as of September 30, 2005 from $2,739.5 million as of December 31, 2004 due to internal growth. All major categories of loans, except residential real estate and commercial loans, increased from December 31, 2004. The largest growth occurred in commercial real estate and indirect consumer loans. Management attributes the Company’s loan growth to its strategic focus on internal growth within the Company’s market areas. While each loan originated must meet minimum underwriting standards established in the Company’s credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.
     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield while meeting the Company’s risk tolerance and liquidity needs and satisfying pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $20.6 million, or 2.4%, to $887.9 million as of September 30, 2005 from $867.3 million as of December 31, 2004. The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2005, the Company had investment securities with fair values of $230.8 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $5.4 million as of September 30, 2005 and were primarily attributable to changes in interest rates. The Company recorded no impairment losses during the three or nine months ended September 30, 2005 and 2004.
     Accrued Interest Receivable. Accrued interest receivable increased $6.4 million, or 30.9%, to $26.9 million as of September 30, 2005 from $20.6 million as of December 31, 2004 primarily due to increases in average interest earning asset balances combined with higher yields on interest earning assets.
     Mortgage Servicing Rights. The Company recognizes the rights to service mortgage loans for others whether acquired or internally originated. Mortgage servicing rights, net of impairment reserves, increased $2.9 million, or 16.6%, to $20.6 as of September 30, 2005 from $17.6 million as of December 31, 2004 primarily due to internal loan origination. Impairment reserves for mortgage servicing rights were $3.3 million as of September 30, 2005 and $4.7 million as of December 31, 2004.
     Deferred Tax Asset. Deferred tax asset of $3.2 million as of September 30, 2005 increased $1.3 million, or 65.5%, from $1.9 million as of December 31, 2004 primarily due to fluctuations in unrealized losses on available-for-sale investment securities.
     Deposits. The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist primarily of noninterest bearing and interest bearing demand deposits, savings, individual retirement and time deposit accounts. Total deposits increased $155.4 million, or 4.7%, to $3,477.1 million as of September 30, 2005 from $3,321.7 million as of December 31, 2004 primarily due to internal growth in noninterest bearing demand and interest bearing demand deposits.
     Repurchase Agreements. In addition to deposits, repurchase agreements with primarily commercial depositors provide an additional source of funds for the Company. Under repurchase agreements, deposit balances are invested in short-

term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $45.6 million, or 10.1%, to $495.3 million as of September 30, 2005 from $449.7 million as of December 31, 2004 primarily due to high balances maintained by one large commercial customer. Increases in repurchase agreements were used, in part, to fund investment securities growth.
     Accrued Interest Payable. Accrued interest payable increased $2.0 million, or 20.7%, to $11.5 million as of September 30, 2005 from $9.5 million as of December 31, 2004 primarily due to increases in average interest bearing liability balances combined with higher interest costs on interest bearing liabilities.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $10.1 million, or 59.8%, to $27.0 million as of September 30, 2005 from $16.9 million as of December 31, 2004 primarily due to timing of corporate income tax payments.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”).
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2005	2005	2005	2004	2004

Non-performing loans:
Nonaccrual loans	$16,767	19,457	16,189	17,585	22,438
Accruing loans past due 90 days or more	2,716	2,668	3,490	905	1,474
Restructured loans	1,358	1,381	1,383	1,384	1,397

Total non-performing loans	20,841	23,506	21,062	19,874	25,309
OREO	728	1,290	2,701	1,828	1,647

Total non-performing assets	$21,569	24,796	23,763	21,702	26,956

Non-performing assets to total loans and OREO	0.72%	0.86%	0.86%	0.79%	1.01%

     Accruing loans past due 90 days or more increased $1.8 million, or 200.1%, to $2.7 million as of September 30, 2005 from $905 thousand as of December 31, 2004 primarily due to the loans of three commercial borrowers in the process of renewal.
     OREO decreased $1.1 million, or 60.2%, to $728 thousand as of September 30, 2005 from $1.8 million as of December 31, 2004 primarily due to the sale of four properties.
     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at a level considered sufficient to provide for known and inherent losses within the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The provision for loan losses decreased $1.0 million, or 42.4%, to $1.4 million for the three months ended September 30, 2005 as compared to $2.4 million for the same period in the prior year and $3.0 million, or 40.6%, to $4.4 million for the nine months ended September 30, 2005 as compared to $7.3 million for the same period in 2004. Lower provisions for loan losses in 2005 as compared to 2004 reflect positive trends in several important credit quality measures including levels of internally classified loans, improvement in average nonaccrual and past due loans as a percentage of total average loans and improvement in local economic factors. The allowance for loan losses was $43.2 million, or 1.45% of total loans, as of September 30, 2005 as compared to $42.1 million, or 1.54% of total loans, at December 31, 2004.

     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)

	Three months ended
	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2005	2005	2005	2004	2004

Balance at beginning of period	$43,368	42,660	42,141	42,396	41,174
Provision charged to operating expense	1,375	1,365	1,625	1,387	2,387
Less loans charged off	(1,990)	(1,092)	(1,698)	(2,373)	(1,673)
Add back recoveries of loans previously charged off	460	435	592	731	508

Net loans charged-off	(1,530)	(657)	(1,106)	(1,642)	(1,165)

Balance at end of period	$43,213	43,368	42,660	42,141	42,396

Period end loans	$2,982,325	2,891,674	2,769,056	2,739,509	2,674,963
Average loans	2,929,238	2,830,362	2,740,492	2,690,004	2,651,383
Annualized net loans charged off to average loans	0.21%	0.09%	0.16%	0.24%	0.17%
Allowance to period end loans	1.45%	1.50%	1.54%	1.54%	1.58%

CAPITAL RESOURCES
     A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $33.8 million, or 11.0%, to $342.2 million as of September 30, 2005 from $308.3 million as of December 31, 2004 primarily due to retention of earnings. At September 30, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.
     The Company paid dividends of $0.42 per common share during the first quarter of 2005 and $0.48 per common share during each of the second and third quarters of 2005, as compared to dividends of $0.34 per common share during the first quarter of 2004 and $0.40 per common share during each of the second and third quarters of 2004.
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
     As of September 30, 2005, the Company’s income simulation model predicted net interest income would decrease $433 thousand, or 0.2%, assuming a gradual 2.0% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $1.5 million, or 0.8%.
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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of September 30, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4.
CONTROLS AND PROCEDURES
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.
OTHER INFORMATION
Item 1.   Legal Proceedings
     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended September 30, 2005, the Company issued 500 unregistered shares of its common stock valued at $31,750 to one executive officer pursuant to the Company’s 2004 Restricted Stock Award Plan. The issuance was made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemption from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs

July 2005	1,985	63.50	0	Not Applicable
August 2005	2,416	65.15	0	Not Applicable
September 2005	16,819	65.50	0	Not Applicable

Total	21,220	$65.27	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.7% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9.3% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Management” for a discussion of working capital restrictions and other limitations on the payment of dividends.
Item 3.  Defaults upon Senior Securities
None.
Item 4.  Submission of Matters to a Vote of Security Holders
None.
Item 5.  Other Information
(a) Not applicable or required.
(b) None.

Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(17)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(11)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(13)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(14)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(14)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(14)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(14)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(14)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(14)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(18)	Credit Agreement dated June 30, 2005 between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(18)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(5)	Credit Agreement between Billings 401 Joint Venture and Colorado National Bank dated as of September 26, 1995

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8)†	2001 Stock Option Plan

10.9(15)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(11)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(15)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(18)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date October 24, 2005	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date October 24, 2005	/s/ TERRILL R. MOORE

Terrill R. Moore
Executive Vice President and
Chief Financial Officer