Form 10-K
period 2005-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2006-03-14
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005, or

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock without par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule
12b-2 of the Exchange Act).

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
Aggregate market value (appraised minority value) of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was $38,100,106.
The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 8,137,319.
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 5, 2006. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I
Item 1. Business
Cautionary Note Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about the Company’s plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report including, among others, the following risk factors discussed more fully in Item 1A hereof: (i) credit risk; (ii) credit concentration and economic conditions in Montana and Wyoming; (iii) declines in real estate values; (iv) changes in interest rates; (v) inability to meet liquidity requirements; (vi) availability of capital; (vii) competition; (viii) dependence on technology; (ix) ineffective internal operational controls; (x) difficulties in execution of business strategy; (xi) disruption of vital infrastructure; (xii) changes in or noncompliance with governmental regulations; (xiii) restrictions on dividends and stock redemptions; (xiv) capital required to support the Company’s bank subsidiary; and (xv) investment risks affecting holders of common stock. Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.
The Company
     First Interstate BancSystem, Inc. (“FIBS”) is a financial and bank holding company headquartered in Billings, Montana. FIBS was incorporated in Montana in 1971 and is the largest banking organization in Montana and Wyoming. As of December 31, 2005, FIBS and its subsidiaries (collectively, the “Company”) had assets of $4.6 billion, deposits of $3.5 billion and total stockholders’ equity of $350 million.
     FIBS’ principal asset is a wholly-owned bank subsidiary, First Interstate Bank (“FIB” or the “Bank”), with 53 banking offices in 30 Montana and Wyoming communities. The Bank, a Montana corporation organized in 1916, delivers a comprehensive range of banking products and services, including demand and savings deposits; commercial, consumer, agricultural and real estate loans; mortgage loan origination and servicing; and, trust, investment and insurance services. The Bank serves individuals, businesses and municipalities throughout its market areas.
     The Company also conducts other financial activities through wholly-owned nonbank subsidiaries. The Company’s principal consolidated nonbank subsidiaries include the following companies:
•	i_Tech Corporation (“i_Tech”) provides technology services to the Bank and other non-affiliated customers in Montana, Wyoming and seven additional states, and provides processing support for 2,130 ATM locations in 37 states.

•	FIBCT, LLC provides internet-based products and services to financial institutions and small to medium-sized businesses, including web page design, development and hosting; logo design; domain registration; development of internet-based training, marketing and e-commerce products; and, software development.

•	First Interstate Insurance Agency, Inc. (“FI Insurance”) provides insurance products to individual and business customers of the Bank.

•	FI Reinsurance, Ltd., domiciled in Nevis Island, West Indies, was formed in 2001 to underwrite, as reinsurer, credit-related life and disability insurance.
     The Company is the licensee under a perpetual trademark license agreement granting it an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.

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
Business Strategy
     The Company’s strategy has been to profitably grow its business through organic growth and selective acquisitions. During 2004 and 2005, the Company focused on efficiency and the identification of new opportunities to generate noninterest income. During 2006, the Company plans to continue its primary strategic focus on improving efficiency through control of operating expenses, implementation of new technologies, consolidation of like operational and administrative functions where appropriate, and identification and implementation of strategies to increase noninterest income. Longer-term, management expects the Company will continue looking for profitable expansion opportunities in existing and contiguous markets.
     The Company’s profitability, market share and asset size have been enhanced in recent years through organic loan and deposit growth in market areas served by the Company’s existing banking offices, and to a lesser extent, through the acquisition of banking offices in contiguous market areas. During the previous five years, the Company has utilized de novo banking offices located in the Company’s existing market areas to better serve existing customers and to attract new customers.
     During 2005, the Company made a strategic decision to discontinue the operation of nine banking offices located inside Wal-Mart stores. As of December 31, 2005, operations at five of the nine Wal-Mart in-store banking offices had been discontinued and customer loan and deposit accounts had been transferred to existing banking offices located in the same communities. In January 2006, three additional Wal-Mart in-store banking offices were consolidated with existing banking offices in the same communities and the assets and liabilities of the remaining Wal-Mart in-store banking office were sold.
Operating Segments
     The Company is managed along two reportable operating segments, Community Banking and Technology Services. The Company’s principal operating segment, Community Banking, encompasses commercial and consumer banking services provided through the Bank, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and, trust, investment and insurance services.
     The Technology Services operating segment encompasses services provided by i_Tech to affiliated and non-affiliated customers, including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support.
     For additional information regarding the Company’s operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Segment Results” included in Part II, Item 7 and “Notes to Consolidated Financial Statements – Segment Reporting” included in Part IV, Item 15.

Community Banking
     The Company’s banking offices are located in communities of approximately 1,000 to 100,000 people, but serve larger market areas due to the limited number of financial institutions in other nearby communities. The Company believes that the communities served provide a stable core deposit and funding base, as well as economic diversification across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services.
     The Company’s community banking philosophy emphasizes providing customers with commercial and consumer banking products and services at a local level using a personalized service approach and strengthening the communities in the Bank’s market areas through community service activities. The Company grants significant autonomy to its banking offices in delivering and pricing products at a local level in response to market considerations and customer needs. This autonomy enables the banking offices to remain competitive and enhances the relationships between the banking offices and the customers they serve. The Company also emphasizes accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market level. The Company believes this combination of autonomy and accountability allows the banking offices to provide personalized customer service while remaining attentive to financial performance.
Centralized Services
     Certain operational activities have been centralized to provide consistent service levels to customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support the Company’s banking offices in the delivery of products and services to customers and include marketing, credit review, mortgage loan sales and servicing and other operational activities. Additionally, FIBS provides centralized policy and management direction and specialized staff support services for the Bank to enable it to serve its markets more effectively. These services include credit administration, finance, accounting, human resource management and other support services.
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
Lending Activities
     FIBS has comprehensive credit policies establishing company-wide underwriting and documentation standards to assist Bank management in the lending process and to limit risk to the Company. The credit policies establish lending guidelines based on the experience level and authority of the personnel located in each branch and market. The policies also establish thresholds at which loan requests must be recommended by the Company’s credit committee and/or approved by the Bank’s board of directors.
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
     Real Estate Loans. The Bank provides interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than 10 years. Commercial, agricultural and industrial loans are generally secured by first liens on income-producing real estate and generally mature in less than five years.
     Consumer Loans. The Bank’s consumer loans include personal loans, credit card loans and lines of credit. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in the Company’s market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 59% of the Company’s consumer loans are indirect dealer paper that is created when the Company purchases consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers.

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
     Agricultural Loans. The Bank’s agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operating purposes. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.
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
     Under repurchase agreements, the Company sells investment securities held by the Company to customers under an agreement to repurchase the investment securities at a specified time or on demand. The Company does not, however, physically transfer the investment securities. As of December 31, 2005, all outstanding repurchase agreements were due in one day.
     For additional information on the Banks’ funding sources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Other Borrowed Funds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Federal Funds Purchased and Securities Sold Under Repurchase Agreements,” included in Part II, Item 7.
Competition
     Commercial banking is highly competitive. The Bank competes with other financial institutions located in Montana and Wyoming and adjoining states for deposits, loans and trust, investment and insurance accounts; and, with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, the Bank competes with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.
     The Company generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits and the availability and pricing of trust, brokerage and insurance services.
Employees
     At December 31, 2005, the Company employed 1,576 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.
Regulation and Supervision
     Financial holding companies and commercial banks are subject to extensive regulation under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of FIBS and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

First Interstate BancSystem, Inc.
     As a bank and financial holding company, FIBS is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision and regulation by the Federal Reserve. Because FIBS is a public company, it is also subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) as administered by the Securities and Exchange Commission (“SEC”).
     Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.
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
     FIBS may engage in authorized financial activities provided that it remains a financial holding company and meets certain regulatory standards of being “well-capitalized” and “well-managed.” If FIBS fails to meet the “well-capitalized” or “well-managed” regulatory standards, it may be required to cease its financial holding company activities or, in certain circumstances, to divest of the Bank. FIBS does not currently engage in significant financial holding company businesses or activities not otherwise permitted to bank holding companies generally.
     Under the GLB Act, if FIBS engages in certain financial activities currently authorized to financial holding companies, FIBS, or its affiliates, may become subject to additional laws and regulations relating to the particular activity, such as certain state and federal securities laws and regulations. FIBS may also become subject to supervision or examination by additional regulatory agencies granted regulatory authority over the activity under the GLB Act, such as the SEC and state securities regulatory authorities. Although FIBS is subject to SEC regulation as a public company, neither FIBS nor any subsidiary engages in any securities brokerage or other investing activity which is subject to the regulatory authority of the SEC or any state securities regulatory authority.
     The GLB Act also imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.
     FI Insurance is a wholly-owned subsidiary of FIBS and employs persons holding insurance licenses in the states of Montana and Wyoming. FI Insurance, and its employees, are subject to laws and regulations affecting the insurance industry generally. FI Insurance is subject to supervision by the Montana State Auditor’s Office and subject to regulations issued by the Auditor’s Office.

Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by public companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and, (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders. In response to the Sarbanes-Oxley Act, the Company has implemented various measures designed to ensure compliance, including formation of a disclosure committee whose members include the Chief Executive Officer, the Chief Financial Officer and other senior executive and financial officers. In 2005, the Company began implementation of a program designed to comply with Section 404 of the Sarbanes-Oxley Act dealing with internal control over financial reporting, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Company incurs substantial costs relating to compliance with the Sarbanes-Oxley Act and related rules and regulations promulgated by the SEC. See Part II, Item 9A, “Controls and Procedures” for the Company’s evaluation of its disclosure controls and procedures.
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
     The Bank is subject to the supervision of and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Division of Banking and Financial Institutions, and, with respect to its activities in Wyoming, the State of Wyoming, Department of Audit. If any of the foregoing regulatory agencies determine that the financial condition, capital resources, asset quality, earning prospects, management, liquidity or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation, various remedies are available to such agencies. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of a bank, to assess civil monetary penalties, to remove officers and directors and to terminate a bank’s deposit insurance, which could result in a revocation of the Bank’s charter.
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
Restrictions on Transfers of Funds to FIBS and the Bank
     Large portions of FIBS’ revenues are, and will continue to be, dividends paid by the Bank. The Bank is limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Bank is limited, without the prior consent of its primary state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.

     A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific regulatory dividend limitations or prohibitions in certain circumstances. The Bank is not subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in FIBS’ debt instruments if the Bank fails to meet specified regulatory capital ratios.
     Financial and other transactions between the Bank and FIBS or any FIBS affiliate are also limited under applicable state and federal law. Among other things, the Bank may not lend funds to, or otherwise extend credit to or for the benefit of, FIBS or FIBS affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. In addition, the Federal Reserve has authority to define and limit, from time to time, the transactions between banks and their affiliates. Federal Reserve Regulation W imposes significant additional limitations on transactions in which the Bank may engage with FIBS or FIBS affiliates in addition to the limits under the federal statutes.
USA Patriot Act
     The USA Patriot Act of 2001 amended the Bank Secrecy Act and adopted additional measures requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. These acts and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The U.S. Congress has temporarily renewed the USA Patriot Act and is expected to consider permanent renewal early in 2006.
Effect of Economic Conditions, Government Policies and Legislation
     Banking depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank on deposits and borrowings and the interest rate received by the Bank on loans extended to customers and on investment securities comprises a major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and potential growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.
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
     From time to time, legislation is enacted which has the effect of imposing additional operating restrictions and increasing the cost of doing business, as has been the case with relatively recent laws regarding anti-terrorism and consumer privacy. New legislation may also limit or expand permissible activities or affect the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of major legislative changes and the impact such changes might have on FIBS or the Bank are impossible to predict.
Capital Standards
     The federal banking agencies have adopted minimum capital requirements for insured banks that are applicable to the Bank. In addition, the Federal Reserve has adopted minimum capital requirements that are applicable to FIBS. The capital requirements are intended, among other things, to provide a means for evaluating the capital adequacy and soundness of the institutions. The federal banking agencies may also set higher capital requirements for particular institutions in specified circumstances under federal laws and regulations.

     At December 31, 2005, the Bank and FIBS each met the “well-capitalized” requirements applicable to the respective institution. The “well-capitalized” standard is the highest level of the minimum capital requirements established by the federal agencies. Generally, neither the Bank nor FIBS is subject to a minimum capital requirement other than those applicable to banks or bank holding companies.
     For more information concerning the capital ratios of FIBS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources and Liquidity Management” and “Notes to Consolidated Financial Statements – Regulatory Capital” included in Part IV, Item 15.
Safety and Soundness Standards and Other Enforcement Mechanisms
     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.
     Federal banking agencies possess broad enforcement powers to take corrective and other supervisory action on an insured bank and its holding company. Moreover, federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks. Bank holding companies and insured banks are subject to a wide range of potential enforcement actions by federal regulators for violation of any law, rule, regulation, standard, condition imposed in writing by the regulator, or term of a written agreement with the regulator.
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
Community Reinvestment Act and Fair Lending
     The Bank is subject to a variety of federal and state laws and reporting obligations aimed at protecting consumers including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities or in authorizing expansion activities by the Bank and FIBS.
     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent published examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA laws, instances of non-compliance are occasionally identified through normal operational activities. Bank management responds proactively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.

Recent Regulatory Developments
     The U.S. Congress approved deposit insurance reform at the beginning of February 2006. Under the new program, the Bank Insurance Fund and the Savings Association Insurance Fund will be merged. In addition, the FDIC may from time to time adjust the minimum reserve ratio, currently fixed at 1.25%, within a range between 1.15% percent and 1.50%, and may adopt a risk-based premium system. Certain retirement accounts may receive coverage up to $250,000, and the FDIC may adjust coverage levels for inflation commencing in 2010.
     The Basel Committee on Banking Supervision presented its “Basel II” regulatory capital guidelines in July 2004, which would require changes by large internationally-active banks in the way in which their risk-based capital requirements are calculated. Federal banking regulators are considering the extent and timing of application of the guidelines to such large U.S. depository institutions.
     On the basis of preliminary regulatory pronouncements, it does not appear that we would meet the asset size criteria to be included among the U.S. banking organizations affected by Basel II. In October 2005, however, U.S. banking regulators issued an advance rulemaking notice that contemplated possible modifications to the “Basel I” risk-based capital framework applicable to domestic banking organizations that would not be affected by Basel II. These possible modifications, which would be designed to avoid future competitive inequalities between Basel I and Basel II organizations and which would likely be applicable to us, include increasing the number of risk-weight categories; expanding the use of external ratings for credit risk; expanding the range of collateral and guarantees to qualify for a lower risk weight; and, basing residential mortgage risk ratings on loan-to-value ratios.
     The banking regulators indicated an intention to publish proposed rules for implementation of Basel I and Basel II, presumptively during 2006.
Website Access to SEC Filings
     All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible at no cost through the Company’s website at www.firstinterstatebank.com as soon as reasonably practicable after they have been filed with the SEC. These reports are also accessible on the SEC’s website at www.sec.gov. The public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1580, 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report and should not be considered a part of this report.
Item 1A. Risk Factors
     When we refer to “we,” “our,” and “us” in this section of this report, we mean First Interstate BancSystem, Inc. collectively with its subsidiaries (referred to as the “Company” elsewhere in this report), unless the context indicates that we refer only to the parent holding company, First Interstate BancSystem, Inc. (referred to as “FIBS” elsewhere in this report). When we refer to the “Bank” in this section of this report, we mean First Interstate Bank, our bank subsidiary.
     Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control, including: (1) credit risks; (2) market risks; (3) liquidity risks; and, (4) operational risks. In addition, investors who purchase shares of our common stock are subject to (5) investment risks. Readers should consider carefully the following important factors in evaluating us, our business and an investment in our securities.
(1) Credit Risks:
     We extend credit to a variety of customers based on internally set standards and judgment. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.

     We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to mitigate the risk of loss by assessing the likelihood of non-performance and the value of available collateral, monitoring loan performance and diversifying our credit portfolio. These procedures provide us with the information necessary to implement policy adjustments where necessary and to take proactive corrective actions. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses. For further discussion about our management of credit risk, see “Business – Lending Activities” above and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans.”
     Our loans and deposits are focused in two states, and adverse economic conditions in those states could negatively impact our results from operations, cash flows, and financial condition.
     Concentration of credit risk arises with respect to loans when the borrowers are located in the same geographical region. Our customers with loan and/or deposit balances at December 31, 2005 were located predominantly in Montana and Wyoming. Because of the concentration of loans and deposits in these states, in the event of adverse economic conditions in Montana or Wyoming, we could experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions, including inflation, recession and unemployment, and other factors, such as political or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, may delay or prevent borrowers from repaying their loans, reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
Declines in real estate values in our markets could adversely impact our business.
     Like all banks, we are subject to the effects of any economic downturn, and in particular, a significant decline in real estate property values in our markets could have a negative effect on results of operations. At December 31, 2005, we had $1.9 billion of commercial, agricultural, construction, residential and other real estate loans representing 61.7% of our total loan portfolio. A significant decline in real estate values could lead to higher charge-offs in the event of defaults in our real estate loan portfolio.
(2) Market Risks:
     Changes in interest rates could negatively impact our financial condition and results of operations.
     Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In both rising and declining interest rate environments, our net interest income could be adversely impacted.
     Changes in interest rates also can affect customers’ demand for our products and services and, correspondingly, the value of loans and other assets, including mortgage servicing rights, and our ability to realize gains on the sale of assets. A portion of our earnings result from transactional income. An example of this type of transactional income is gain on sales of loans and investment securities. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights asset faster, which would accelerate expense and lower our earnings. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Significant Accounting Policies – Valuation of Mortgage Servicing Rights.”

(3) Liquidity Risks:
     If we are unable to borrow funds through core deposits or additional debt, we may not be able to meet the cash flow requirements of our depositors and borrowers, or satisfy the cash needs to continue expansion of our business or fund operations.
     Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. The Bank’s ALCO regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Potential alternative sources of liquidity include Federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. We believe there are other sources of liquidity available to us should they be needed. These sources include the drawing of additional funds on our unsecured revolving term loan, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities. The Bank may also be able to borrow through the Federal Reserve’s discount window.
     If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, continue expansion of our business or fund operations. Inadequate liquidity could also prevent us from paying dividends and repurchasing stock and would adversely impact our financial condition and level of regulatory-qualifying capital. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity Management.”
(4) Operational Risks:
     We have significant competition in both attracting and retaining deposits and in originating loans.
     Competition is intense in most of our markets. We compete on price, product availability, customer service and responsiveness to customer needs with other banks and financial services companies such as brokerage firms, finance companies, mortgage banking companies, insurance companies and credit unions. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from larger, multi-state financial holding companies and their bank and non-bank subsidiaries, greater technological developments in the industry, and banking reform.
     A failure of the technology we use could harm our business.
     We depend upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Our wholly-owned subsidiary, i_Tech, provides technology services to the Bank and other non-affiliated customers. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and we could be exposed to claims from customers and related legal actions. Any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.
     Our systems of internal operating controls may not be effective.
     We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, losses from operational malfunctions may occur. These losses are recorded as noninterest expense. Any future losses related to internal operating control systems could have a material adverse effect on our business, financial condition, results of operations or liquidity.

     We may encounter unforeseen difficulties executing our business strategy, including unanticipated integration problems, business disruption in connection with expansions and loss of key personnel.
     Our financial performance and profitability will depend on our ability to execute our business strategy and manage our anticipated future growth. We may experience unforeseen problems as we integrate new banking offices and expand into new markets. In addition, any future acquisitions or other future growth may present operating and other problems that could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our Strategic Vision. Decisions to sell or close units or otherwise change the business mix may adversely impact our financial performance.
     Our success depends to a significant extent on the management skills of our existing executive officers and directors, many of whom have held officer and director positions with us for many years. The loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, Robert A. Jones, Executive Vice President and Chief Administrative Officer, or Edward Garding, Executive Vice President and Chief Credit Officer, could have a material adverse effect on our ability to operate our business or execute our business strategy. See Part III, Item 10, “Directors and Executive Officers of the Registrant.”
     An extended disruption of vital infrastructure could negatively impact our business, results of operations and financial condition.
     Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, technology failure, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
     New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows and financial condition.
     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Business – Regulation and Supervision” above. These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.
     Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. Further, federal monetary policy as implemented through the Federal Reserve System can significantly affect credit conditions in our markets.
     The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations or specific actions of regulators, may have a material impact on our business and results of operations. It is impossible for us to predict accurately at this time the extent of any impact from these items.
     Non-compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines, sanctions and other enforcement actions.
     The USA Patriot and Bank Secrecy Acts require us to develop programs to prevent us from being used for money laundering and terrorist activities. If such activities are detected, we are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require us to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.

     Federal and state regulators have broad enforcement powers. If we fail to comply with any laws, regulations, rules, standards, policies or interpretations applicable to us, we could face enforcement actions, which include the appointment of a conservator or receiver for the Bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the Bank’s deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.
     In 2004, the Federal Reserve required us to adopt a resolution requiring the Bank to develop and implement a comprehensive action plan designed to enhance our policies, procedures and data processing systems used in identifying and verifying the identity of our customers and in reporting suspicious activities in accordance with the USA Patriot and Bank Secrecy Acts. The resolution requires us to have the enhanced policies, procedures and data processing systems fully operational in 2006. Under the resolution, we are required to submit written progress reports to the Federal Reserve. Although our implementation is on schedule, there can be no assurance that we will successfully complete the implementation in 2006 as required. Failure to successfully implement our action plan could result in the assessment of substantial penalties and/or corrective measures that could have a material adverse impact on our business, results of operations, cash flows and financial condition.
     Regulators may impose dividend payment and other restrictions on the Bank which would impact our ability to pay dividends to shareholders or repurchase stock.
     The Federal Reserve and the State of Montana, Division of Banking and Financial Institutions are the primary regulatory agencies that examine the Bank and its activities. Under certain circumstances, including any determination that the activities of the Bank constitute an unsafe and unsound banking practice, the regulatory agencies have the authority by statute to restrict the Bank’s ability to transfer assets and make distributions to its parent holding company.
     Under applicable statutes and regulations, dividends may be paid out of current or retained net profits, but prior approval of the regulatory agencies is required for the payment of a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for the year combined with its undistributed net profits for the two preceding years.
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of regulatory guidelines. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it would impact our ability to pay dividends to shareholders or repurchase stock.
     For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources and Liquidity Management” and “Notes to Consolidated Financial Statements – Regulatory Capital” included in Part IV, Item 15.
     The Federal Reserve may require us to commit capital resources to support the Bank.
     The Federal Reserve, which examines us and our non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s results of operations and cash flows.

(5) Investment Risks:
     Our common stock is not publicly traded, and there are significant resale limitations.
     Shares of our common stock are not traded in any market. Our common stock is not listed on any securities exchange or traded on any automated quotation system. In the event shareholders desire to sell or otherwise dispose of their shares, they may not be able to do so.
     Shares of our common stock are subject to contractual transfer restrictions, and we have no obligation to repurchase outstanding shares of common stock.
     With respect to our outstanding common stock, 90.4% of the shares are subject to contractual transfer restrictions set forth in shareholder agreements. Except as described below, purchasers of our common stock are required to enter into shareholder agreements. We have a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal. Additionally, restricted stock held by our officers, directors and employees may be called by us under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is negotiated between the shareholder and a prospective buyer, which may vary substantially from our appraised minority value.
     Shares of our stock held by participants in the savings and profit sharing plan established for our employees are not subject to contractual transfer restrictions set forth in shareholder agreements due to requirements of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”). Since the savings plan does not allow distributions “in kind,” distributions from participants’ savings plan accounts require the Bank, as trustee for the savings plan, to sell our stock. In the event we do not elect to purchase the unrestricted stock, the Bank will be obligated to seek alternative purchasers.
     We have no obligation, by contract, policy or otherwise, to purchase restricted or unrestricted shares of our common stock, except in very limited circumstances involving members of the Scott family. Any shares we may repurchase are priced at the most recent minority appraised value at the repurchase date. The appraised minority value of our common stock represents the estimated fair market valuation of a minority ownership interest, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of our shares in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and there can be no assurance that such appraisal is an indication of the actual value owners may realize with respect to shares they hold. Moreover, the estimated fair market value of our common stock may be materially different at any date other than the valuation dates.
     Existing shareholders will be diluted by future issuances of common stock, and the valuation of our common stock could decrease.
     Future issuances of stock pursuant to our equity incentive plans or in connection with future financings or acquisitions could cause dilution to our existing shareholders. This dilution could cause the valuation of our common stock to decline and also decrease the per share amount of any cash dividends. Furthermore, a variety of other factors discussed herein could have a negative impact on our business, thereby resulting in a decrease in the value of our common stock.
     Affiliates of our company own a controlling interest and are able to control the election of directors and future direction of our business.
     The directors and executive officers beneficially own 61.3% of our outstanding common stock. Many of these directors and executive officers are members of the Scott family, which collectively owns 76.0% of our common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of our business, including transactions involving dividends, stock repurchases, and any potential acquisition, merger or other business combination.

Item 1B. Unresolved Staff Comments
     The Company is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933, and has not received written comments from the SEC staff regarding its periodic or current reports filed under the Exchange Act.
Item 2. Properties
     The Company’s principal executive offices and a banking office are anchor tenants in a commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. As of December 31, 2005, the Company leased approximately 86,931 square feet of space in the building.
     As of December 31, 2005, the Company also provided banking services at 52 additional locations in Montana and Wyoming, of which 32 locations are owned by the Company and 20 locations are leased from independent third parties.
     The Company leases approximately 24,368 square feet of office space for its operations center, also located in Billings, Montana, and an aggregate of approximately 59,729 square feet of office space in Montana, Colorado, Idaho and Oregon for its technology services subsidiary.
     The Company believes its facilities are fully utilized, suitable and adequate to meet its current operational needs.
Item 3. Legal Proceedings
     In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. In the opinion of management, following consultation with legal counsel, the pending lawsuits are without merit or, in the event the plaintiff prevails, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Description of FIBS Capital Stock
     The authorized capital stock of FIBS consists of 20,000,000 shares of common stock without par value, of which 8,098,933 shares were outstanding as of December 31, 2005, and 100,000 shares of preferred stock without par value, none of which were outstanding as of December 31, 2005.
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

     The common stock of FIBS is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 90.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 9.6% held by 17 shareholders without such restrictions, including the Company’s 401(k) plan which holds 80.4% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Liquidity Risks.”
     Quarter-end minority appraisal values for the past two years, determined by an independent valuation expert, follow:

Appraised
Valuation As Of	Minority Value
December 31, 2003	$51.00
March 31, 2004	52.50
June 30, 2004	54.50
September 30, 2004	55.50
December 31, 2004	63.00
March 31, 2005	63.50
June 30, 2005	65.50
September 30, 2005	68.00
December 31, 2005	71.00
     As of December 31, 2005, options for 837,145 shares of FIBS common stock were outstanding at various exercise prices, ranging from $40.00 to $65.50. The aggregate cash proceeds to be received by FIBS upon exercise of all options outstanding at December 31, 2005, would approximate $38.5 million, or a weighted average exercise price of $45.95 per share.
     Resale of FIBS stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of FIBS stock are subject to shareholder’s agreements:
•	Members of the Scott family, as majority shareholders of FIBS, are subject to a shareholder’s agreement (“Scott Agreement”). The Scott family, under the Scott Agreement, has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with FIBS’ approval, to the Company’s officers, directors, advisory directors or to the Company’s Savings Plan.

•	Shareholders of the Company who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 776,507 shares of unrestricted stock, are subject to shareholder’s agreements (“Shareholder Agreements”). Stock subject to the Shareholder Agreements may not be sold or transferred without triggering the Company’s option to acquire the stock in accordance with the terms of the Shareholder Agreements. In addition, the Shareholder Agreements grant the Company the right to repurchase all or some of the stock under certain conditions.
     Purchases of FIBS common stock made through the Company’s Savings Plan are not restricted by Shareholder Agreements, due to requirements of the ERISA and the IRC. However, since the Savings Plan does not allow distributions “in kind,” any distribution from an employee’s account in the Savings Plan will require the Financial Services division of the Bank (the “Plan Trustee”) to sell the FIBS stock. While FIBS has no obligation to repurchase the stock, it is likely that FIBS will repurchase FIBS stock sold by the Savings Plan. Any such repurchases would be upon terms set by the Plan Trustee and accepted by FIBS.
     There are 750 record shareholders of FIBS as of December 31, 2005, including the Company’s Savings Plan as trustee for 624,115 shares held on behalf of 1,219 individual participants in the plan. Of such participants, 373 individuals also own shares of FIBS stock outside of the plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.
Dividends
     It is the policy of FIBS to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter. The dividend amount is periodically reviewed and set by the FIBS Board of Directors. The FIBS Board of Directors has no current intention to change its dividend policy, but no assurance can be given that the Board may not, in the future, change or eliminate the payment of dividends.

     Historical quarterly dividends for 2004 and 2005 are as follows:

Month	Amount	Total Cash
Declared and Paid	Per Share	Dividend

January 2004	$.34	$2,689,818
April 2004	.40	3,158,260
July 2004	.40	3,154,552
October 2004	.42	3,351,829
January 2005	.42	3,346,736
April 2005	.48	3,825,415
July 2005	.48	3,824,652
October 2005	.50	4,047,869
January 2006	.50	4,051,636
     The FIBS Board of Directors increased the quarterly dividend to $0.58 per common share beginning with the April 2006 dividend.
Dividend Restrictions
     For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business – Regulation and Supervision – Restrictions on Transfers of Funds to FIBS and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Debt” included in Item 7 herein.
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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005, regarding the Company’s equity compensation plans.
Equity Compensation Plans

	Number of Securities		Number of Securities
	To be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by shareholders(2)	837,145	$ 45.95	533,255

Equity compensation plans not approved by shareholders(3)	N/A	N/A	14,500

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents stock options pursuant to the Company’s 2001 Stock Option Plan. See “Notes to Consolidated Financial Statements – Employee Benefit Plans” included in Part IV, Item 15.

(3)	Represents restricted stock pursuant to the Company’s 2004 Restricted Stock Award Plan. See “Notes to Consolidated Financial Statements – Employee Benefit Plans” included in Part IV, Item 15.

Sales of Unregistered Securities
     There were no unregistered shares of common stock issued by the Company during the three months ended December 31, 2005.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of the Company’s common stock during the three months ended December 31, 2005.
Purchases of Equity Securities by Issuer

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs

October 2005	6,405	$65.50	0	Not Applicable
November 2005	3,709	67.36	0	Not Applicable
December 2005	4,469	68.00	0	Not Applicable

Total	14,583	$66.74	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with 90.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and 9.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2005 and 2004, and its results of operations for the fiscal years ended December 31, 2005, 2004 and 2003, has been derived from the audited consolidated financial statements of the Company included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to the Company’s consolidated financial position as of December 31, 2003, 2002 and 2001, and its results of operations for the fiscal years ended December 31, 2002 and 2001, has been derived from the audited consolidated financial statements of the Company not included herein.
Five Year Summary
(Dollars in thousands except share and per share data)

Year ended December 31,	2005	2004	2003	2002	2001(1)

Operating Data:
Interest income	$233,857	192,840	189,258	201,306	219,025
Interest expense	63,549	42,421	48,614	65,459	93,984
Net interest income	170,308	150,419	140,644	135,847	125,041
Provision for loan losses	5,847	8,733	9,852	9,191	7,843
Net interest income after provision for loan losses	164,461	141,686	130,792	126,656	117,198
Noninterest income	70,290	70,644	70,152	60,901	52,135

Noninterest expense	150,726	142,980	137,925	133,816	120,249

Income before income taxes	84,025	69,350	63,019	53,741	49,084
Income tax expense	29,310	23,929	22,267	19,247	17,901

Net income	$54,715	45,421	40,752	34,494	31,183

Five Year Summary (continued)
(Dollars in thousands except share and per share data)

Year ended December 31,	2005	2004	2003	2002	2001(1)

Operating Data:
Basic earnings per common share	$6.84	5.74	5.18	4.41	3.97
Diluted earnings per common share	6.71	5.68	5.15	4.41	3.94
Dividends per common share	1.88	1.56	1.32	1.29	1.18
Weighted average common shares outstanding — diluted	8,149,337	7,997,579	7,909,947	7,830,429	7,921,694

Ratios:
Return on average assets	1.26%	1.14	1.09	1.03	1.01
Return on average common stockholders’ equity	16.79	15.75	15.79	14.86	14.89
Average stockholders’ equity to average assets	7.52	7.22	6.93	6.91	6.80
Net interest margin	4.48	4.34	4.37	4.66	4.66
Net interest spread	4.13	4.12	4.14	4.33	4.11
Common stock dividend payout ratio(2)	27.49	27.18	25.48	29.25	29.72

Balance Sheet Data at Year End:
Total assets	$4,562,313	4,217,293	3,879,744	3,558,968	3,278,850
Loans	3,034,354	2,739,509	2,554,899	2,236,550	2,122,102
Allowance for loan losses	42,450	42,141	38,940	36,309	34,091
Investment securities	1,019,901	867,315	799,587	799,292	693,178
Deposits	3,547,590	3,321,681	3,156,721	2,911,847	2,672,747
Other borrowed funds	7,495	7,995	7,137	7,970	8,095
Long-term debt	54,654	61,926	47,590	23,645	34,331
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	41,238	41,238	40,000	40,000
Stockholders’ equity	349,847	308,326	274,226	243,854	222,069

Asset Quality Ratios at Year End:
Non-performing assets to total loans and other real estate owned (“OREO”)(3)	0.67%	0.79	1.30	1.51	1.22
Allowance for loan losses to total loans	1.40	1.54	1.52	1.62	1.61
Allowance for loan losses to non-performing loans(4)	236.17	212.04	124.53	109.23	133.83
Net charge-offs to average loans	0.19	0.21	0.31	0.32	0.32

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	10.07%	9.67	9.30	9.17	8.73
Total risk-based capital	11.27	10.95	10.64	10.62	10.33
Leverage ratio	7.91	7.49	7.13	6.90	6.77

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated useful life. Selected financial data for 2001 has not been restated to reflect the nonamortization provisions of SFAS No. 142. Goodwill amortization expense, net of income tax benefit, was $1.9 million in 2001.

(2)	Dividends per common share divided by basic earnings per common share.

(3)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(4)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     FIBS is a financial and bank holding company with 53 banking offices in 30 communities throughout Montana and Wyoming. The Company differentiates itself from competitors by focusing on providing superior service to its banking and technology services customers and emphasizing community service to improve the communities it serves.
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
     Increases in the Company’s earnings during recent years have been effected through a successful combination of organic loan and deposit growth in market areas served by the Company’s existing banking offices, and to a lesser extent, through the acquisition of banking offices in contiguous market areas. During the previous five years, the Company used de novo banking offices to better serve existing customers and to attract new customers in existing market areas. Organic growth experienced by the Company is reflected by an increased volume of customer loans and deposits without giving effect to acquisitions. The Company’s organic growth has largely been accomplished through a combination of effective offering and promotion of competitively priced products and services and the opening of de novo banking offices.
     During 2005, the Company continued to focus on improving operating efficiency and identifying new opportunities to generate additional noninterest income. This strategy resulted in increased earnings in 2005. Net income of $54.7 million in 2005 exceeded 2004 earnings by 20.5%, and earnings per diluted share increased $1.03 to $6.71 in 2005. Net interest income, on a fully taxable-equivalent basis, of $173.7 million increased $20.1 million in 2005, primarily due to growth in loans and investment securities combined with higher yields on interest earning assets. Net income for 2005 was also positively impacted by lower provisions for loan losses and the reversal of prior years’ impairment of mortgage servicing rights. Partially offsetting these increases in net income were additional expenses related to the discontinuation of the Wal-Mart in-store banking offices; losses on sales of investment securities; and, inflationary increases in salaries, wages and benefits expenses.
     The Company not only grew in terms of earnings but also in terms of asset size, surpassing $4.5 billion in total assets in 2005. Most of the increase in total assets was attributable to increases in investment securities and organic growth in loans, funded by increases in customer deposits and securities sold under repurchase agreements.
     During 2006, faced with the challenges of a sustained flattened yield curve, the Company will continue to focus on improving efficiency through control of operating expenses, implementation of new technologies, consolidation of like operational and administrative functions where appropriate, and identification and implementation of strategies to increase noninterest income.
     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. It should be read in conjunction with the information under Part II, Item 6, “Selected Consolidated Financial Data” and the Company’s consolidated financial statements, including the notes thereto, and other financial data appearing elsewhere in this document.
Critical Accounting Estimates and Significant Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are summarized in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.

     The Company’s critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount the Company believes is sufficient to provide for estimated losses inherent in its loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, the Company’s historical experience has provided for an adequate allowance for loan losses. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses” below, and “Notes to Consolidated Financial Statements – Allowance for Loan Losses” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Credit Risks.”
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
     At December 31, 2005, the consultant’s valuation model indicated that an immediate 25 basis point decrease in mortgage interest rates would result in a reduction in fair value of mortgage servicing rights of $4.0 million and an immediate 50 basis point decrease in mortgage interest rates would result in a reduction in fair value of $8.5 million.
     For additional information regarding mortgage servicing rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Servicing Rights” included below, and “Notes to Consolidated Financial Statements – Mortgage Servicing Rights,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Market Risks.”
Results of Operations
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans(1)(2)	$2,874,723	196,453	6.83%	$2,629,474	162,598	6.18%	$2,448,386	159,500	6.51%
U.S. and agency securities	779,369	30,054	3.86	715,363	25,272	3.53	679,064	25,347	3.73
Federal funds sold	83,156	2,766	3.33	69,225	1,071	1.55	49,823	545	1.09
Other securities	7,599	201	2.65	12,825	315	2.46	19,170	540	2.82
Tax exempt securities(2)	103,364	6,744	6.53	95,376	6,489	6.80	88,913	6,236	7.01
Interest bearing deposits in banks	31,325	1,021	3.26	14,411	281	1.95	1,272	19	1.49

Total interest earning assets	3,879,536	237,239	6.12	3,536,674	196,026	5.54	3,286,628	192,187	5.85
Non-earning assets	454,545			460,327			436,866

Total assets	$4,334,081			$3,997,001			$3,723,494

Interest bearing liabilities:
Demand deposits	$667,668	4,795	0.72%	$576,909	1,618	0.28%	$534,070	1,697	0.32%
Savings deposits	902,749	11,151	1.24	898,631	6,664	0.74	820,762	6,512	0.79
Time deposits	1,013,159	29,641	2.93	1,027,096	26,022	2.53	1,058,793	33,178	3.13
Borrowings(3)	507,131	12,750	2.51	387,609	3,814	0.98	324,754	2,325	0.72
Long-term debt	61,055	2,480	4.06	52,732	2,329	4.42	48,869	2,374	4.86
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	2,732	6.62	41,238	1,974	4.79	44,132	2,528	5.73

Total interest bearing liabilities	3,193,000	63,549	1.99	2,984,215	42,421	1.42	2,831,380	48,614	1.71

Noninterest bearing deposits	780,427			693,705			600,276
Other liabilities	34,854			30,655			33,796
Stockholders’ equity	325,800			288,426			258,042

Total liabilities and stockholders’ equity	$4,334,081			$3,997,001			$3,723,494

Net FTE interest income		$173,690			$153,605			$143,573
Less FTE adjustments(2)		(3,382)			(3,186)			(2,929)

Net interest income from consolidated statements of income		$170,308			$150,419			$140,644

Interest rate spread			4.13%			4.12%			4.14%

Net FTE yield on interest earning assets(4)			4.48%			4.34%			4.37%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of loan fees, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net FTE yield on interest earning assets during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income on a fully taxable-equivalent (“FTE”) basis increased $20.1 million, or 13.1%, to $173.7 million in 2005 from $153.6 in 2004, and the net FTE yield on interest earning assets increased 14 basis points to 4.48% in 2005, as compared to 4.34% in 2004. Improvements in net FTE interest income and net FTE yield in 2005, as compared to 2004, are partly attributable to growth in average earning assets in 2005. Additionally, noninterest-bearing deposits and common equity comprised a larger share of the funding base in 2005, as compared to 2004, allowing the Company to be less reliant on higher costing funding sources, such as time deposits, in 2005. Further contributing to the improvements in net FTE interest income and net FTE yield were decreases in non-earning assets as a percentage of total assets while earning assets grew as a percentage of total assets in 2005.
     Net FTE interest income increased $10.0 million, or 7.0%, to $153.6 million in 2004, from $143.6 million in 2003, primarily due to the combined effect of increases in the average balances of interest earning assets, primarily loans and investment securities, as well as a decrease in interest expense on interest bearing liabilities resulting from declines in market interest rates. The net FTE yield on interest earning assets decreased 3 basis points to 4.34% in 2004 as compared to 4.37% in 2003 primarily due to decreases in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities combined with the impact of reinvesting funds received through prepayments and repricing on loans, investment securities and borrowings at current market interest rates.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	December 31, 2005			December 31, 2004			December 31, 2003
	compared with			compared with			compared with
	December 31, 2004			December 31, 2003			December 31, 2002
Year ended	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans(1)	$15,165	18,690	33,855	11,797	(8,699)	3,098	19,611	(24,132)	(4,521)
U.S. and agency securities	2,261	2,521	4,782	1,355	(1,429)	(74)	6,292	(11,686)	(5,394)
Federal funds sold	216	1,479	1,695	212	314	526	(497)	(285)	(782)
Other securities (2)	(128)	14	(114)	(179)	(46)	(225)	(1,066)	(284)	(1,350)
Tax exempt securities(1)(2)	543	(288)	255	453	(201)	252	432	(204)	228
Interest bearing deposits in banks	343	397	740	192	70	262	(286)	(1)	(287)

Total change	18,400	22,813	41,213	13,830	(9,991)	3,839	24,486	(36,592)	(12,106)

Interest bearing liabilities:
Demand deposits	255	2,922	3,177	136	(215)	(79)	411	(2,400)	(1,989)
Savings deposits	30	4,457	4,487	618	(466)	152	1,220	(5,747)	(4,527)
Time deposits	(353)	3,972	3,619	(993)	(6,164)	(7,157)	1,270	(9,618)	(8,348)
Borrowings(3)	1,176	7,760	8,936	450	1,040	1,490	799	(2,108)	(1,309)
Long-term debt	368	(217)	151	188	(233)	(45)	1,206	(877)	329
Subordinated debenture held by by subsidiary trust/trust preferred securities	—	758	758	(166)	(388)	(554)	365	(1,366)	(1,001)

Total change	1,476	19,652	21,128	233	(6,426)	(6,193)	5,271	(22,116)	(16,845)

Increase (decrease) in FTE net interest income (1)	$16,924	3,161	20,085	13,597	(3,565)	10,032	19,215	(14,476)	4,739
-

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Held-to-maturity investment securities are presented at amortized cost.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.
Provision for Loan Losses
     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates and Significant Accounting Policies” above.
     The provision for loan losses decreased 33.0% to $5.8 million in 2005, from $8.7 million in 2004, and 11.4% to $8.7 million in 2004, from $9.9 million in 2003. The Company reduced its provision for loan losses due to lower levels of non-performing loans, net charge-offs and internally classified loans in 2005 and 2004.
Noninterest Income
     Principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, income from fiduciary activities, comprised principally of fees earned on trust assets. Noninterest income decreased less than 1%, to $70.3 million in 2005, from $70.6 million in 2004, and increased less than 1% to $70.6 million in 2004, from $70.2 million in 2003. Fluctuations in noninterest income are a function of changes in each of the principal categories discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income; mortgage servicing fees; investment services revenues; and, ATM service charge revenues. Other service charges, commissions and fees increased 17.2% to $22.5 million in 2005, from $19.2 million in 2004, and 20.4% to $19.2 million in 2004, from $16.0 million in 2003. These increases are primarily attributable to additional fee income from higher volumes of credit and debit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balance of loans serviced. Higher investment service revenues also contributed to the increase in 2004 as compared to 2003.
     Service charges on deposit accounts decreased 8.5% to $17.3 million in 2005, from $18.9 million in 2004, primarily due to fewer overdrafts. In addition, service charges on cash management deposit accounts decreased during 2005, as compared to 2004, primarily due to higher earnings credit rates. The earnings credit rate, which is based on market interest rates, reflects the value of deposit balances maintained by cash management customers. The earnings credit is used to offset service charges incurred by cash management customers. Because market interest rates have trended upward since mid-2004, the earnings credit offset to service charges on cash management deposits is higher relative to 2004.
     Service charges on deposit accounts increased 7.2% to $18.9 million in 2004, from $17.6 million in 2003, primarily due to increases in service fee rates for account overdraft processing and stopping check payments that became effective during the second and third quarters of 2003 and the implementation of an automated overdraft processing system during the first quarter of 2004. Additionally, declining interest rates reduced earnings credits on business checking accounts resulting in increased check processing revenues in 2004.
     Technology services revenues increased 5.8% to $13.3 million in 2005, from $12.6 million in 2004, primarily due to increases in the number of core data service customers and the volume of transactions processed. Technology services revenues increased 9.4% to $12.6 million in 2004, from $11.5 million in 2003, primarily due to the acquisition of the assets of a small technology services provider in June 2004, which increased revenues by approximately $742,000 during the last half of 2004. The remaining increase in 2004 from 2003 was primarily due to higher fee income resulting from increases in the number of customers using the Company’s item processing services and higher ATM transaction volumes.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased 2.9% to $8.6 million in 2005, from $8.4 million in 2004, and decreased 45.4% to $8.4 million in 2004, from $15.3 million in 2003.
     Income from fiduciary activities increased 11.4% to $6.4 million in 2005, from $5.7 million in 2004 and 11.6% to $5.7 million in 2004, from $5.1 million in 2003, primarily due to higher asset management fees resulting from improved market performance of underlying trust account assets and the addition of new trust customers.

     The Company recorded net losses of $3.7 million on sales of investment securities during 2005, as compared to $797,000 in 2004, and $75,000 in 2003. During 2005, lower yielding U.S. government agency securities were sold and the proceeds were reinvested in higher yielding mortgage-backed and U.S. government agency securities. During 2004, the Company used investment securities gains and losses to offset temporary mortgage servicing rights valuation changes. Valuations of investment securities generally react to interest rate changes in an opposite direction from changes in mortgage servicing rights valuations.
     Other income primarily includes increases in company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Exclusive of a $1.7 million gain on the sale of a banking office recorded during third quarter 2004, other income increased 17.9% to $5.8 million in 2005, from $4.9 million in 2004, primarily due to increases in check printing income, higher earnings on securities held in trust under deferred compensation plans and gains on the sale of other real estate owned. Other income increased 42.2% to $6.6 million in 2004, from $4.7 million in 2003, primarily due to a $1.7 million gain on the sale of a banking office recorded during third quarter 2004.
Noninterest Expense
     Noninterest expense increased 5.4% to $150.7 million in 2005, from $143.0 million in 2004, and 3.7% to $143.0 million in 2004, from $137.9 million in 2003. Significant components of these increases are discussed below.
     During 2005, the Company recorded expenses of $1.1 million directly related to the discontinuation of operations of the Wal-Mart in-store banking offices, including lease termination fees and estimated costs to restore leased facilities to their original condition of $375,000; acceleration of depreciation on leasehold improvements and equipment attached to the premises of $620,000; and, accruals for employment incentive awards of $92,000 .
     Salaries, wages and employee benefits expense increased 8.2% to $80.0 million in 2005, from $74.0 million in 2004. Exclusive of deferred costs related to the origination of loans, salaries, wages and employee benefits expense increased 6.5% to $86.4 million in 2005, from $81.1 million in 2004, primarily due to inflationary wage increases and higher incentive compensation and profit sharing contributions reflective of operating results in 2005.
     Salaries, wages and employee benefits expense increased 5.7% to $74.0 million in 2004, from $70.0 million in 2003, primarily due to inflationary wage increases. Exclusive of deferred costs related to the origination of loans, salaries, wages and employee benefits expenses increased 4.2% to $81.1 million in 2004, from $77.8 million in 2003. The Company’s focus on internal efficiencies during 2004 resulted in a reduction of 43 full time equivalent employees as compared to 2003. Savings due to employee reductions were offset primarily by increased group insurance costs.
     Furniture and equipment expense increased 5.7% to $15.9 million in 2005, from $15.1 million in 2004, and 14.9% to $15.1 million in 2004, from $13.1 million in 2003. The Company accelerated the depreciation of equipment at Wal-Mart in-store banking offices to the date of their expected discontinuation resulting in additional expense of $150,000 in 2005. The remaining 2005 increase and the increase in 2004 are primarily due to expenses associated with furnishing new facilities and upgrading existing facilities.
     Occupancy expense increased 12.4% to $13.4 million in 2005, from $11.9 million in 2004, and 10.4% to $11.9 million in 2004, from $10.8 million in 2003. The Company accelerated the depreciation of leasehold improvements at Wal-Mart in-store banking offices to the date of their expected discontinuation resulting in additional expense of $470,000 in 2005. The remaining 2005 increase and the 2004 increase are primarily due to depreciation and other expenses associated with the addition of new facilities and higher depreciation expense associated with upgrades of existing facilities.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased 15.8% to $4.6 million in 2005, from $4.0 million in 2004, and 1.9% to $4.0 million in 2004, from $3.9 million in 2003.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. The Company reversed previously recorded impairment of $2.2 million and $263,000 in 2005 and 2004, respectively, and recorded impairment charges of $1.0 million in 2003.

     Professional fees decreased 10.5% to $2.8 million in 2005, from $3.2 million in 2004, primarily due to additional fees incurred in 2004 related to the implementation of automated overdraft processing and account reconciliation systems. Professional fees increased 16.3% to $3.2 million in 2004, from $2.7 million in 2003 primarily due to outsourcing of certain customer service functions by the Company’s technology subsidiary and fees related to the implementation of automated overdraft processing and account reconciliation systems in 2004.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses increased 3.6% to $32.8 million in 2005, from $31.7 million in 2004, primarily due to recognition of approximately $430,000 of expense related to multi-year donations made by the Company in 2005; recognition of a $313,000 loss on the disposal of obsolete mainframe equipment; and, inflationary increases in other expenses. These increases were partially offset by lower Federal Reserve service fees resulting from implementation of electronic item submission to accelerate item clearing and lower required compensating balances.
     Other expenses decreased 3.4% to $31.7 million in 2004, from $32.8 million in 2003. During 2003, the Company expensed unamortized debt issuance costs of $1.9 million and recorded fraud losses of $561,000. These decreases in other expenses were partially offset by increases in fees paid to directors and inflationary increases in other expenses.
Income Tax Expense
     The Company’s effective federal tax rate was 31.0%, 30.6% and 29.8% for the years ended December 31, 2005, 2004 and 2003, respectively. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. The Company’s effective state tax rate was 3.8%, 3.9% and 5.6% for years ended December 31, 2005, 2004 and 2003, respectively. The decrease in the state tax rate for 2005 and 2004, as compared to 2003, reflects the recognition of state tax benefits from prior years.
Operating Segment Results
     The Company’s primary operating segment is Community Banking, which encompasses commercial and consumer banking services offered to individuals, businesses and municipalities. The Community Banking segment represented over 90% of the combined revenues and income of the Company during 2005, 2004 and 2003, and consolidated assets of the Company as of December 31, 2005 and 2004.
     The Technology Services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support.
     Included in Other is the net funding cost and other expenses of the parent holding company, compensation expense or benefit related to equity-based employee compensation, the operational results of consolidated nonbank subsidiaries (except i_Tech) and intercompany eliminations.
     The following table summarizes net income (loss) for each of the Company’s operating segments for the years indicated.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
Year ended December 31,	2005	2004	2003

Community Banking	$57,144	47,579	44,255
Technology Services	4,193	3,962	4,410
Other	(6,622)	(6,120)	(7,913)

Consolidated	$54,715	45,421	40,752

     For additional information regarding the Company’s operating segments, see “Business – Operating Segments” included in Part I, Item 1, and “Notes to Consolidated Financial Statements – Segment Reporting” included in Part IV, Item 15.

Summary of Quarterly Results
     The following table presents the Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2005 and 2004.
Quarterly Results
(Dollars in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2005:
Interest income	$51,967	55,544	61,423	64,923	233,857
Interest expense	12,634	14,672	16,806	19,437	63,549
Net interest income	39,333	40,872	44,617	45,486	170,308
Provision for loan losses	1,625	1,365	1,375	1,482	5,847
Net interest income after provision for loan losses	37,708	39,507	43,242	44,004	164,461
Noninterest income	16,949	17,840	17,462	18,039	70,290

Noninterest expense	36,396	37,643	37,142	39,545	150,726

Income before income taxes	18,261	19,704	23,562	22,498	84,025
Income tax expense	6,302	6,824	8,288	7,896	29,310

Net income	$11,959	12,880	15,274	14,602	54,715

Basic earnings per common share	$1.50	1.62	1.91	1.78	6.84
Diluted earnings per common share	1.48	1.59	1.88	1.77	6.71
Dividends per common share	0.42	0.48	0.48	0.50	1.88

Year Ended December 31, 2004:
Interest income	$46,567	47,046	48,143	51,084	192,840
Interest expense	10,084	9,993	10,589	11,755	42,421
Net interest income	36,483	37,053	37,554	39,329	150,419
Provision for loan losses	2,418	2,541	2,387	1,387	8,733
Net interest income after provision for loan losses	34,065	34,512	35,167	37,942	141,686
Noninterest income	16,482	17,269	19,421	17,472	70,644
Noninterest expense	35,569	32,302	37,560	37,549	142,980

Income before income taxes	14,978	19,479	17,028	17,865	69,350
Income tax expense	5,260	6,907	5,942	5,820	23,929

Net income	$9,718	12,572	11,086	12,045	45,421

Basic earnings per common share	$1.23	1.59	1.41	1.51	5.74
Diluted earnings per common share	1.22	1.58	1.39	1.49	5.68
Dividends per common share	0.34	0.40	0.40	0.42	1.56

Financial Condition
     Total assets increased 8.2% to $4,562 million as of December 31, 2005, from $4,217 million as of December 31, 2004, primarily due to organic loan growth and increases in available-for-sale investment securities. Asset growth was primarily funded by increases in customer deposits and securities sold under repurchase agreements.

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
     Total loans increased 10.8% to $3,034 million as of December 31, 2005, from $2,740 million as of December 31, 2004. All significant loan categories, except commercial loans, demonstrated growth with the most significant growth occurring in real estate loans, which, in aggregate, constituted 61.7% of the total loan portfolio as of December 31, 2005. Management attributes the Company’s loan growth to its strategic focus on organic growth within the Company’s market areas. Total loans increased 7.2% to $2,740 million as of December 31, 2004, from $2,555 million as of December 31, 2003, primarily due to organic growth, particularly in loans secured by commercial real estate and construction loans.
     The following table presents the composition of the Company’s loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in thousands)

	As of December 31,
	2005	Percent	2004	Percent	2003	Percent	2002	Percent	2001	Percent

Loans
Real estate:
Commercial	$907,041	29.8%	$838,858	30.6%	$753,551	29.4%	$652,606	29.1%	$595,034	28.0%
Residential	427,808	14.1	379,998	13.9	348,901	13.7	287,996	12.9	263,218	12.4
Construction	403,751	13.3	296,773	10.8	244,784	9.6	127,102	5.7	93,209	4.4
Other	135,469	4.5	129,600	4.7	149,963	5.9	147,026	6.6	149,833	7.1
Consumer	587,895	19.4	514,045	18.8	491,938	19.3	470,668	21.0	483,636	22.8
Commercial	494,848	16.3	500,611	18.3	480,725	18.8	460,536	20.6	434,330	20.5
Agricultural	74,561	2.5	74,303	2.7	82,634	3.2	87,144	3.9	95,513	4.5
Other loans	2,981	0.1	5,321	0.2	2,403	0.1	3,472	0.2	7,329	0.3

Total loans	3,034,354	100.0%	2,739,509	100.0%	2,554,899	100.0%	2,236,550	100.0%	2,122,102	100.0%

Less allowance for loan losses	42,450		42,141		38,940		36,309		34,091

Net loans	$2,991,904		$2,697,368		$2,515,959		$2,200,241		$2,088,011

Ratio of allowance to total loans		1.40%		1.54%		1.52%		1.62%		1.61%

     Construction loans increased 36.0% to $404 million as of December 31, 2005, as compared to $297 million as of December 31, 2004. Construction loans are primarily to commercial builders for the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Growth in construction loans in 2005 was primarily the result of strong demand for housing in the Company’s market areas.
     Consumer loans increased 14.4% to $588 million as of December 31, 2005, from $514 million as of December 31, 2004, primarily due to increases in indirect consumer loans, the result of a strategic management decision to implement a centralized approach to indirect lending decisions and product pricing.

     The following table presents the maturity distribution of the Company’s loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2005:
Maturities and Interest Rate Sensitivities
(Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$794,459	724,126	355,484	1,874,069
Consumer	304,338	266,336	17,221	587,895
Commercial	394,955	92,870	7,023	494,848
Agricultural	67,391	7,145	25	74,561
Other loans	2,981	—	—	2,981

	$1,564,124	1,090,477	379,753	3,034,354

Loans at fixed interest rates	$600,239	883,877	159,115	1,643,231
Loans at variable interest rates	946,743	206,600	220,638	1,373,981
Nonaccrual loans	17,142	—	—	17,142

	$1,564,124	1,090,477	379,753	3,034,354

     For additional information concerning the Company’s loan portfolio and its credit administration policies, see Part I, Item 1, “Business — Lending Activities.”
Investment Securities
     The Company’s investment portfolio is managed to obtain the highest yield possible, while meeting the Company’s risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of mortgage-backed securities, U.S. government agency securities, tax exempt securities, corporate securities and mutual funds. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
     Investment securities increased 17.6% to $1,020 million as of December 31, 2005, from $867 million as of December 31, 2004. As of December 31, 2005, investment securities with amortized costs and fair values of $916 million and $903 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. During 2005, the Company purchased short-term available-for-sale investment securities to provide the collateral necessary to support growth in securities sold under repurchase agreements. The weighted average yield on investment securities increased 27 basis points to 4.16% in 2005, from 3.89% in 2004. Proceeds from sales of lower yielding available-for-sale U.S. agency investment securities during 2005 were reinvested in higher-yielding mortgage-backed and U.S. agency investment securities. For additional information concerning securities sold under repurchase agreements, see “Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.
     Investment securities increased 8.5% to $867 million as of December 31, 2004, from $800 million as of December 31, 2003, due to investment of funds primarily generated through organic deposit growth. The weighted average yield on investment securities decreased 19 basis points to 3.89% in 2004, from 4.08% in 2003, primarily due to the investment of funds received through deposit growth and early repayment of mortgage-backed investment securities in shorter duration U.S. agency securities in anticipation of market interest rate increases.

     The following table sets forth the book value, percentage of total investment securities and average yield for the Company’s investment securities as of December 31, 2005:
Securities Maturities and Yield
(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield(1)

U.S. Government agency securities
Maturing within one year(2)	$205,090	20.1%	4.09%
Maturing in one to five years	306,779	30.1	4.18

Mark-to-market adjustments on securities available-for-sale	(4,660)

Total	507,209	49.7	4.15

Mortgage-backed securities
Maturing within one year	81,538	8.0	4.54
Maturing in one to five years	273,893	26.9	4.28
Maturing in five to ten years	29,276	2.9	4.22
Maturing after 10 years	33,452	3.3	4.84

Mark-to-market adjustments on securities available-for-sale	(8,927)

Total	409,232	40.1	4.41

Tax exempt securities
Maturing within one year	9,655	1.0	5.93
Maturing in one to five years	51,368	5.0	6.61
Maturing in five to ten years	23,208	2.3	6.74
Maturing after ten years	18,194	1.8	6.21

Total	102,425	10.1	6.53

Other securities (3)
Maturing within one year	—	0.0	0.00
Maturing in one to five years	75	0.0	0.00
Maturing in five to ten years	419	0.0	0.00
Maturing after ten years	532	0.1	0.00

Total	1,026	0.1	0.00

Mutual funds with no stated maturity	9	0.0	3.56

Total	9	0.0	3.56

Total	$1,019,901	100.0%	4.16%

(1)	Average yields have been calculated on a FTE basis.

(2)	Includes investment securities with amortized costs of $175 million that mature January 6, 2006 used to collateralize securities sold under repurchase agreements.

(3)	Investment in community development entities. Investment income is in the form of credits that reduce income tax expense.
     The maturities noted above reflect $290 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk to the Company in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2005.
     There were no significant concentrations of investments at December 31, 2005, (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     As of December 31, 2004, the Company had U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds with carrying values of $356 million, $100 million, $11 million, $401 million, and $183,000, respectively. During 2004, weighted average yields on U.S. Government agency securities, tax exempt securities, other securities, mortgage-backed securities and mutual funds were 3.13%, 6.58%, 2.78%, 4.31% and 1.58%, respectively.
     As of December 31, 2003, the Company had U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities, and mutual funds with carrying values of $241 million, $92 million, $11 million, $456 million, and $101,000, respectively. During 2003, weighted average yields on U.S. Government agency securities, tax exempt securities, corporate securities, mortgage-backed securities and mutual funds were 2.90%, 6.68%, 2.90%, 4.30% and 2.08%, respectively.
     The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2005, the Company had investment securities with fair values of $323 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $9 million as of December 31, 2005, and were primarily attributable to changes in interest rates. The Company recorded no impairment losses during 2005, 2004 or 2003.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements – Investment Securities” included in Part IV, Item 15.
Mortgage Servicing Rights
     The Company recognizes the rights to service mortgage loans for others whether acquired or internally originated. Net mortgage servicing rights increased 25.5% to $22 million as of December 31, 2005, from $18 million as of December 31, 2004, and 22.3% to $18 million as of December 31, 2004, from $14 million as of December 31, 2003, primarily due to internal loan origination. Impairment reserves for mortgage servicing rights were $2 million as of December 31, 2005, and $5 million as of December 31, 2004 and 2003. For additional information regarding the Company’s mortgage servicing rights, see “Notes to Consolidated Financial Statements – Mortgage Servicing Rights” included in Part IV, Item 15.
Deposits
     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base, which is the Company’s primary funding source. The Company’s deposits consist of noninterest-bearing and interest-bearing demand, savings, individual retirement and time deposit accounts.
     Deposits increased 6.8% to $3,548 million as of December 31, 2005, from $3,322 as of December 31, 2004, primarily due to organic growth, particularly in interest bearing and noninterest-bearing demand deposits. During 2005, the Company experienced a slight shift in the mix of deposits from interest-bearing savings deposits to interest-bearing demand deposits. Deposits increased 5.2% to $3,322 as of December 31, 2004, from $3,157 as of December 31, 2003, despite the sale of a banking office with $33 million of deposits in 2004. This increase was due to organic growth, primarily in noninterest-bearing demand, interest-bearing demand and savings deposits. During 2004, the Company experienced a shift in the mix of deposits from time deposits to interest bearing demand and savings deposits.
     For additional information concerning customer deposits, including its use of repurchase agreements, see Part I, Item 1, “Business – Funding Sources” and “Notes to Consolidated Financial Statements – Deposits” included in Part IV, Item 15.
Other Borrowed Funds
     Other borrowed funds decreased 6.3% to $7 million as of December 31, 2005, from $8 million as of December 31, 2004, and increased 12.0% to $8 million as of December 31, 2004, from $7 million as of December 31, 2003. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. For additional information on other borrowed funds as of December 31, 2005 and 2004, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
(Dollars in thousands)

As of and for the year ended December 31,	2005	2004	2003

Federal funds purchased:
Balance at period end	$1,500	—	—
Average balance	836	3,437	4,028
Maximum amount outstanding at any month-end	1,500	42,885	55,490
Average interest rate:
During the year	3.11%	1.00%	1.18%
At period end	3.81%	—	—

Securities sold under repurchase agreements:
Balance at period end	$518,718	449,699	323,406
Average balance	502,177	378,839	316,084
Maximum amount outstanding at any month-end	539,838	453,651	336,589
Average interest rate:
During the year	2.51%	0.98%	0.70%
At period end	3.46%	1.68%	0.59%

Long-Term Debt
     The Company’s long-term debt is comprised principally of fixed rate notes with the FHLB, an unsecured revolving term loan, unsecured subordinated notes and obligations under capital leases. Long-term debt decreased 11.7% to $55 million as of December 31, 2005, from $62 million as of December 31, 2004, primarily due to scheduled debt repayments in 2005. Long-term debt increased 30.1% to $62 million as of December 31, 2004, from $48 million as of December 31, 2003, primarily due to a $25 million advance on a five year, fixed rate borrowing from the FHLB. This advance is subject to immediate repayment at quarterly intervals beginning October 1, 2005 if the three-month London Interbank Offered Rate (“LIBOR”) equals or exceeds 5.00%. During 2004, increases in FHLB advances were offset by principal reductions on the Company’s revolving line and subordinated notes. For additional information on long-term debt as of December 31, 2005 and 2004, see “Notes to Consolidated Financial Statements — Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
     The Company’s long-term debt agreements contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. The Company was in compliance with all such covenants as of December 31, 2005.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses increased $11 million, or 66.2%, to $28 million as of December 31, 2005, from $17 million as of December 31, 2004, and decreased $2 million, or 12.1%, to $17 million as of December 31, 2004, from $19 million as of December 31, 2003, primarily due to timing of corporate income tax payments. Additionally, during 2005, the Company accrued accumulated post-retirement benefit obligations of $1 million and increased accruals for incentive bonuses and profit sharing contributions to reflect 2005 operating results.
Non-Performing Assets
     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. Management generally places loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.2 million, $1.4 million, $1.7 million, $1.7 million and $1.7 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

     Restructured loans are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.
     OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. The Company initially records OREO at the lower of carrying value or fair value less estimated costs to sell by a charge against the allowance for loan losses, if necessary. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

As of December 31,	2005	2004	2003	2002	2001

Non-performing loans:
Nonaccrual loans	$17,142	17,585	24,298	28,616	18,273
Accruing loans past due 90 days or more	1,001	905	5,558	4,625	7,200
Restructured loans	1,089	1,384	1,414	—	—

Total non-performing loans	19,232	19,874	31,270	33,241	25,473
OREO	1,091	1,828	1,999	458	414

Total non-performing assets	$20,323	21,702	33,269	33,699	25,887

Non-performing assets to total loans and OREO	0.67%	0.79%	1.30%	1.51%	1.22%

     Non-performing assets decreased 6.4% to $20 million as of December 31, 2005, from $22 million as of December 31, 2004, primarily due to the sale of two OREO properties in 2005. Non-performing assets decreased 34.8% to $22 million as of December 31, 2004, from $33 million as of December 31, 2003. This decrease is primarily the result of the loans of one commercial borrower removed from nonaccrual status due to performance, the loans of one commercial borrower charged-off in 2004 and the renewal of the loans of three commercial borrowers that were past due 90 days and still accruing interest as of December 31, 2003.
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
     Management has assessed, and will continue to assess on an on-going basis, the impact of national, regional and local economic conditions on credit risk in the loan portfolio. As of December 31, 2005, delinquency trends and classified loan levels relative to prior periods indicate improvement in the loan portfolio. Management continues to closely monitor credit quality and to focus on identifying potential non-performing loans and loss exposure in a timely manner.
     The following table sets forth information concerning the Company’s allowance for loan losses as of the dates and for the years indicated.
Allowance for Loan Losses
(Dollars in thousands)

As of and for the year ended December 31,	2005	2004	2003	2002	2001

Balance at the beginning of period	$42,141	38,940	36,309	34,091	32,820
Allowance of acquired banking offices	—	—	385	—	—
Charge-offs:
Real estate	382	475	856	1,233	506
Consumer	4,133	5,304	5,265	5,609	5,661
Commercial	2,803	1,583	2,668	2,076	2,200
Agricultural	133	438	1,297	577	195

Total charge-offs	$7,451	7,800	10,086	9,495	8,562

Recoveries:
Real estate	$13	182	373	160	128
Consumer	1,297	1,424	1,571	1,752	1,452
Commercial	596	511	400	519	366
Agricultural	7	151	136	91	44

Total recoveries	1,913	2,268	2,480	2,522	1,990

Net charge-offs	5,538	5,532	7,606	6,973	6,572
Provision for loan losses	5,847	8,733	9,852	9,191	7,843

Balance at end of period	$42,450	42,141	38,940	36,309	34,091

Period end loans	$3,034,354	2,739,509	2,554,899	2,236,550	2,122,102
Average loans	2,874,723	2,629,474	2,448,386	2,186,905	2,056,179
Net charge-offs to average loans	0.19%	0.21%	0.31%	0.32%	0.32%
Allowance to period end loans	1.40%	1.54%	1.52%	1.62%	1.61%

     The allowance for loan losses was $42 million, or 1.40% of period end loans, at December 31, 2005, as compared to $42 million, or 1.54% of period end loans, at December 31, 2004, and $39 million, or 1.52% of period end loans, at December 31, 2003. Net charge-offs of $5.5 million in 2005 and 2004 decreased from $7.6 million in 2003.
     Although management believes that it has established its allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at each balance sheet date, future provisions will be subject to on-going evaluations of the risks in the portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

     The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Management has reviewed the allocations and believes the allowance for loan losses was adequate at all times during the five-year period ended December 31, 2005. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.
Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,2005			2004		2003		2002		2001
		% Of		% Of		% Of		% Of		% Of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$22,622	61.7%	$19,469	60.0%	$17,911	58.6%	$10,879	54.3%	$11,310	51.9%
Consumer	7,544	19.4	7,492	18.8	7,153	19.3	5,893	21.0	5,108	22.8
Commercial	7,607	16.3	8,952	18.3	8,657	18.8	7,986	20.6	7,018	20.5
Agricultural	1,147	2.5	2,200	2.7	3,147	3.2	3,336	3.9	2,678	4.5
Other loans	15	0.1	27	0.2	12	0.1	17	0.2	37	0.3
Unallocated(1)	3,515	N/A	4,001	N/A	2,060	N/A	8,198	N/A	7,940	N/A

Totals	$42,450	100.0%	$42,141	100.0%	$38,940	100.0%	$36,309	100.0%	$34,091	100.0%

(1)	During 2003, the Company enhanced its methodology for determining the allocated components of the allowance for loan losses to include a more in-depth consideration of the effect of current economic factors on historical loan losses; the effects of rapid loan growth in specific banking offices, particularly in commercial real estate; risk related to unfunded commitments on criticized loans; and, industry concentrations. This enhancement in allocation methodology resulted in the allocation of previously unallocated allowance amounts to individual loan categories.
     The allocated reserve for loan losses on real estate loans increased $3.2 million, or 16.2%, to $22.6 million as of December 31, 2005, from $19.5 million as of December 31, 2004, primarily due to concerns that housing demand in the Company’s market areas may be slowing and the application of historical loss factors to loan portfolio gradings. The allocated reserve for loan losses on commercial loans decreased 15.0% to $7.6 million as of December 31, 2005, from $9.0 million as of December 31, 2004, primarily due to decreases in the level of internally classified loans. The allocated reserve for agricultural loans decreased $1.1 million, or 47.9%, to $1.1 million in 2005, from $2.2 million in 2004, primarily due to some alleviation of concern over drought conditions in the Company’s market areas.
     The allocated reserve for real estate loans increased 8.7%, or $1.6 million, to $19.5 million in 2004, from $17.9 million in 2003, primarily due to deterioration in the credit quality of two large commercial real estate loans, continued concerns about economic conditions in the Company’s hotel/motel market sector and the application of historical loss factors to loan portfolio gradings. The allocated reserves for agricultural loans decreased $947,000, or 30.1%, to $2.2 million in 2004, from $3.1 million in 2003, primarily due to decreases in the level of internally classified loans.

Contractual Obligations
     The Company’s contractual obligations as of December 31, 2005 are summarized in the following table.
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt obligations (1)	$8,028	17,858	26,808	—	52,694
Capital lease obligations	25	56	64	1,815	1,960
Operating lease obligations	3,620	6,184	3,877	11,126	24,807
Purchase obligations (2)	1,793	—	—	—	1,793
Other long-term liabilities (3)	—	—	—	41,238	41,238

Total contractual obligations (4)	$13,466	24,098	30,749	54,179	122,492

(1)	Included in long-term debt are subordinated notes issued in connection with acquisitions in 1996. The subordinated notes are held by an institutional investor, bear interest at 7.5% per annum, are unsecured and mature in increasing annual payments during the period from October 2002 to October 2006. Also included in long-term debt is a $25 million FHLB note maturing on October 1, 2009. The note is subject to immediate repayment at quarterly intervals beginning October 1, 2005, if the three-month LIBOR equals or exceeds 5.0%. For additional information concerning the subordinated notes or the FHLB note, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Purchase obligations relate solely to obligations under construction contracts to build or renovate banking offices.

(3)	Other long-term liabilities include a subordinated debenture held by a wholly-owned subsidiary trust. The subordinated debenture is unsecured, bears a cumulative floating interest rate equal to the three-month LIBOR plus 3.15% and matures on March 26, 2033. Interest distributions are payable quarterly; however, the Company may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debenture, see “Notes to Consolidated Financial Statements — Subordinated Debenture held by Subsidiary Trust” included in Part IV, Item 15.

(4)	For information regarding the contractual maturities of deposit liabilities, which are not included in the table above, see “Notes to Consolidated Financial Statements — Deposits” included in Part IV, Item 15.
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

Capital Resources and Liquidity Management
Capital Resources
     Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 13.5% to $350 million as of December 31, 2005, from $308 million as of December 31, 2004, and 12.4% to $308 million as of December 31, 2004, from $274 million as of December 31, 2003, primarily due to retention of earnings. For the years ended December 31, 2005, 2004 and 2003, the Company paid aggregate cash dividends to stockholders of $15.0 million, $12.4 million and $10.4 million, respectively. During 2003, the Company recapitalized its common stock through a $25 million transfer from retained earnings.
     Pursuant to FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2005, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information concerning the capital levels of the Company, see “Notes to Consolidated Financial Statements – Regulatory Capital” contained in Part IV, Item 15.
Liquidity
     Liquidity is the Company’s ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. The Company manages its liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its shareholders. The Company’s liquidity position is supported by management of its liquid assets and liabilities. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in the Company’s held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. The Company does not engage in derivatives or hedging activities to support its liquidity position.
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
     For additional information regarding the Company’s operating, investing and financing cash flows, see “Consolidated Financial Statements – Consolidated Statements of Cash Flows,” included in Part IV, Item 15.
     Other sources of liquidity are available to the Company should they be needed. These sources include the drawing of additional funds on the Company’s unsecured revolving term loan, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities and the issuance of preferred or common securities. The Bank also can borrow through the Federal Reserve’s discount window.
     As a holding company, FIBS is a corporation separate and apart from the Bank and, therefore, provides for its own liquidity. A significant amount of FIBS’ revenues are obtained from management fees and dividends declared and paid by the Bank and other non-bank subsidiaries. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to FIBS. Management of FIBS believes that such restrictions will not have an impact on the ability of FIBS to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Long-Term Debt” included herein and “Business – Regulation and Supervision” included in Part I, Item 1.
Asset Liability Management
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the ALCO, which is comprised of members of senior management.

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
     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2005. The information presented in the table is based on the Company’s mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps
(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months	Year to	After
	or Less	to One Year	Five Years	Five Years	Total

Interest earning assets:
Loans(1)	$1,237,015	511,371	1,094,482	174,344	3,017,212
Investment securities(2)	196,757	97,452	621,950	103,742	1,019,901
Interest bearing deposits in banks	5,493	—	—	—	5,493
Federal funds sold	27,607	—	—	—	27,607

Total interest earning assets	$1,466,872	608,823	1,716,432	278,086	4,070,213

Interest bearing liabilities:
Interest bearing demand accounts(3)	$59,420	178,259	554,584	—	792,263
Savings deposits(3)	693,767	45,199	140,620	—	879,586
Time deposits, $100 or more(4)	125,495	149,062	77,767	—	352,324
Other time deposits	187,976	251,844	219,411	58	659,289
Federal funds purchased	1,500	—	—	—	1,500
Securities sold under repurchase agreements	518,718	—	—	—	518,718
Other borrowed funds	7,495	—	—	—	7,495
Long-term debt	909	7,145	44,405	2,195	54,654
Subordinated debenture held by subsidiary trust	41,238	—	—	—	41,238

Total interest bearing liabilities	$1,636,518	631,509	1,036,787	2,253	3,307,067

Rate gap	$(169,646)	(22,686)	679,645	275,833	763,146
Cumulative rate gap	(169,646)	(192,332)	487,313	763,146
Cumulative rate gap as a percentage of total interest earning assets	(4.17%)	(4.73%)	11.97%	18.75%

(1)	Does not include nonaccrual loans of $17,142.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon the Company’s historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,088 million, a negative cumulative one year gap of $888 million and a positive cumulative one to five year gap of $487 million.

(4)	Included in the three month to one year category are deposits of $68 million maturing in three to six months.

Net Interest Income Sensitivity
     The view presented in the preceding interest rate sensitivity gap table does not illustrate the effect on the Company’s net interest margin of changing interest rate scenarios. Management believes net interest income sensitivity provides the best perspective of how day-to-day decisions affect the Company’s interest rate risk profile. Management monitors net interest margin sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios where market rates gradually change up or down at nonparallel rates resulting in a change in the slope of the yield curve. Estimates produced by the Company’s income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on the Company’s net interest margin may be materially different than estimated.
     The Company targets a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of December 31, 2005, the Company’s income simulation model predicted net interest income would decrease $1.3 million, or 0.7%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets, thereby reducing interest rate spread and net interest margin. As of December 31, 2005, the Company’s income simulation model also predicted net interest income would decrease by the same amount assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates. This scenario predicts that, because interest rates on deposit accounts cannot decrease below 0%, interest expense will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Recent Accounting Pronouncements
     New accounting policies adopted by the Company during 2005, and the expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.
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

     The following table provides information about the Company’s market sensitive financial instruments, categorized by maturity and the instruments’ fair values at December 31, 2005. The table constitutes a “forward-looking statement.” For a description of the Company’s policies with respect to managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management — Interest Rate Risk.”
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	December 31, 2005 Expected Maturity/Principal Repayment
	2006	2007	2008	2009	2010	Thereafter	Total

Interest-sensitive assets:
Cash and short term investments	$240,977	—	—	—	—	—	240,977
Net loans	1,635,557	428,781	317,570	204,309	148,998	249,658	2,984,873
AFS securities	284,558	161,723	212,633	132,574	63,578	61,384	916,450
HTM securities	9,666	12,773	11,826	15,650	12,057	42,333	104,305
Mortgage servicing rights	2,805	2,752	2,522	2,205	1,952	11,494	23,730

Total interest-sensitive assets	$2,173,563	606,029	544,551	354,738	226,585	364,869	4,270,335

Interest-sensitive liabilities:
Deposits, excluding time	$1,235,883	278,592	278,592	742,910	—	—	2,535,977
Time deposits	723,917	188,621	39,616	27,683	27,980	46	1,007,863
Federal funds purchased	1,500	—	—	—	—	—	1,500
Repurchase agreements	518,718	—	—	—	—	—	518,718
Other borrowed funds	7,495	—	—	—	—	—	7,495
Long-term debt	15,876	10,458	9,691	8,973	8,302	1,331	54,631
Subordinated debenture held by subsidiary trust	—	—	—	—	—	41,238	41,238

Total interest-sensitive liabilities	$2,503,389	477,671	327,899	779,566	36,282	42,615	4,167,422

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
Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2005, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, such controls.
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that were not reported.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning “Directors and Executive Officers of the Registrant” is set forth under the heading “Directors and Executive Officers” in the Company’s Proxy Statement and is herein incorporated by reference.
     Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement and is herein incorporated by reference.
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
Item 14. Principal Accounting Fees and Services
     Information concerning “Principal Accounting Fees and Services” is set forth under the heading “Directors and Executive Officers – Principal Accounting Fees and Services” in the Company’s Proxy Statement and is herein incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Following are the Company’s audited consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ MCGLADREY & PULLEN LLP
Des Moines, Iowa
February 1, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Interstate BancSystem, Inc.
We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of First Interstate BancSystem, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of First Interstate BancSystem, Inc. for the year ended December 31, 2003, in conformity U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Salt Lake City, Utah
February 6, 2004

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

December 31,	2005	2004

Assets
Cash and due from banks	$207,877	235,251
Federal funds sold	27,607	37,590
Interest bearing deposits in banks	5,493	83,067

Total cash and cash equivalents	240,977	355,908

Investment securities:
Available-for-sale	916,450	766,669
Held-to-maturity (estimated fair values of $104,305 and $103,754 at December 31, 2005 and 2004, respectively)	103,451	100,646

Total investment securities	1,019,901	867,315

Loans	3,034,354	2,739,509
Less allowance for loan losses	42,450	42,141

Net loans	2,991,904	2,697,368

Premises and equipment, net	120,438	121,928
Accrued interest receivable	26,104	20,569
Company owned life insurance	62,547	60,645
Mortgage servicing rights, net of accumulated amortization and impairment reserve	22,116	17,624
Goodwill	37,390	37,390
Core deposit intangibles, net of accumulated amortization	1,204	2,217
Net deferred tax asset	3,285	1,911
Other assets	36,447	34,418

Total assets	$4,562,313	4,217,293

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$864,128	756,687
Interest bearing	2,683,462	2,564,994

Total deposits	3,547,590	3,321,681

Federal funds purchased	1,500	—
Securities sold under repurchase agreements	518,718	449,699
Accrued interest payable	13,185	9,529
Accounts payable and accrued expenses	28,086	16,899
Other borrowed funds	7,495	7,995
Long-term debt	54,654	61,926
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,212,466	3,908,967

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2005 and 2004	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,098,933 shares and 7,980,300 shares as of December 31, 2005 and 2004, respectively	43,569	36,803
Retained earnings	314,843	275,172
Unearned compensation — restricted stock	(330)	(425)
Accumulated other comprehensive loss, net	(8,235)	(3,224)

Total stockholders’ equity	349,847	308,326

Total liabilities and stockholders’ equity	$4,562,313	4,217,293

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year Ended December 31,	2005	2004	2003

Interest income:
Interest and fees on loans	$195,431	161,787	158,854
Interest and dividends on investment securities:
Taxable	30,255	25,587	25,887
Exempt from federal taxes	4,384	4,114	3,953
Interest on deposits in banks	1,021	281	19
Interest on federal funds sold	2,766	1,071	545

Total interest income	233,857	192,840	189,258

Interest expense:
Interest on deposits	45,587	34,304	41,387
Interest on federal funds purchased	26	34	47
Interest on securities sold under repurchase agreements	12,602	3,720	2,227
Interest on other borrowed funds	122	60	51
Interest on long-term debt	2,480	2,329	2,374
Interest on subordinated debenture held by subsidiary trust	2,732	1,974	1,436
Interest on trust preferred securities	—	—	1,092

Total interest expense	63,549	42,421	48,614

Net interest income	170,308	150,419	140,644
Provision for loan losses	5,847	8,733	9,852

Net interest income after provision for loan losses	164,461	141,686	130,792

Noninterest income:
Other service charges, commissions and fees	22,526	19,215	15,956
Service charges on deposit accounts	17,294	18,899	17,625
Technology services	13,304	12,573	11,497
Income from the origination and sale of loans	8,619	8,379	15,340
Income from fiduciary activities	6,395	5,739	5,141
Investment securities losses, net	(3,677)	(797)	(75)
Other income	5,829	6,636	4,668

Total noninterest income	70,290	70,644	70,152

Noninterest expense:
Salaries, wages and employee benefits	80,029	73,972	69,999
Furniture and equipment	15,912	15,052	13,096
Occupancy, net	13,412	11,931	10,803
Mortgage servicing rights amortization	4,614	3,986	3,910
Mortgage servicing rights impairment expense (recovery)	(2,187)	(263)	1,014
Professional fees	2,844	3,179	2,733
Outsourced technology services	2,290	2,354	2,392
Core deposit intangibles amortization	1,013	1,112	1,220
Other expenses	32,799	31,657	32,758

Total noninterest expense	150,726	142,980	137,925

Income before income taxes	84,025	69,350	63,019
Income tax expense	29,310	23,929	22,267

Net income	$54,715	45,421	40,752

Basic earnings per share	$6.84	5.74	5.18
Diluted earnings per share	6.71	5.68	5.15

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share and per share data)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity

Balance at December 31, 2002	$3,085	236,724	—	4,045	243,854

Comprehensive income:
Net income	—	40,752	—	—	40,752
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $3,297	—	—	—	(5,157)	(5,157)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $29	—	—	—	46	46

Other comprehensive loss					(5,111)

Total comprehensive income					35,641

Common stock transactions:
66,972 shares retired	(3,125)	—	—	—	(3,125)
179,923 shares issued	8,227	—	—	—	8,227

Recapitalization of common stock from retained earnings	25,000	(25,000)	—	—	—

Cash dividends declared:
Common ($1.32 per share)	—	(10,371)	—	—	(10,371)

Balance at December 31, 2003	33,187	242,105	—	(1,066)	274,226

Comprehensive income:
Net income	—	45,421	—	—	45,421
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,714	—	—	—	(2,641)	(2,641)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $314	—	—	—	483	483

Other comprehensive loss					(2,158)

Total comprehensive income					43,263

Common stock transactions:
94,381 shares retired	(5,024)	—	—	—	(5,024)
151,982 shares issued	8,085	—	—	—	8,085
10,000 shares issued pursuant to restricted stock plan	512	—	(512)	—	—

Remeasurement of restricted stock awards	43	—	(43)	—	—
Amortization of restricted stock awards	—	—	130	—	130

Cash dividends declared:
Common ($1.56 per share)	—	(12,354)	—	—	(12,354)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Continued)
(In thousands, except share and per share data)

			Unearned	Accumulated other	Total
	Common	Retained	compensation -	comprehensive	stockholders’
	stock	earnings	restricted stock	income (loss)	equity

Balance at December 31, 2004	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income	—	54,715	—	—	54,715
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,703	—	—	—	(7,241)	(7,241)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $1,447	—	—	—	2,230	2,230

Other comprehensive loss					(5,011)

Total comprehensive income					49,704

Common stock transactions:
67,490 shares retired	(4,303)	—	—	—	(4,303)
185,623 shares issued	10,922	—	—	—	10,922
1,500 shares issued pursuant to restricted stock plan	87	—	(87)	—	—
1,000 shares cancelled pursuant to restricted stock plan	(65)	—	65	—	—

Remeasurement of restricted stock awards	125	—	(125)	—	—
Amortization of restricted stock awards	—	—	242	—	242

Cash dividends declared:
Common ($1.88 per share)	—	(15,044)	—	—	(15,044)

Balance at December 31, 2005	$43,569	314,843	(330)	(8,235)	349,847

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$54,715	45,421	40,752
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(492)	(468)	(202)
Provisions for loan losses	5,847	8,733	9,852
Depreciation	13,716	12,737	10,785
Amortization of core deposit intangibles	1,013	1,112	1,220
Amortization of mortgage servicing rights	4,614	3,986	3,910
Net premium amortization (discount accretion) on investment securities	(541)	2,258	4,085
Net loss on sale of investment securities	3,677	797	75
Gain on sale of other real estate owned	(276)	(67)	(52)
Loss on disposal of premises and equipment	326	32	21
Increase (decrease) in valuation reserve for mortgage servicing rights	(2,203)	(263)	1,014
Deferred income taxes	1,882	2,927	2,629
Amortization of restricted stock	242	130	—
Increase in cash surrender value of company owned life insurance	(1,902)	(1,941)	(1,782)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	2,188	12,650	(5,254)
Decrease (increase) in accrued interest receivable	(5,535)	(1,381)	1,750
Decrease (increase) in other assets	(2,618)	(1,131)	(308)
Increase (decrease) in accrued interest payable	3,656	(534)	(4,551)
Increase (decrease) in accounts payable and accrued expenses	11,225	(2,308)	2,118

Net cash provided by operating activities	89,534	82,690	66,062

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(9,301)	(15,868)	(12,326)
Available-for-sale	(1,973,342)	(427,381)	(835,933)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	6,317	7,181	6,008
Available-for-sale	1,641,837	336,347	704,172
Proceeds from sales of available-for-sale investment securities	170,325	25,463	90,344
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	175	(83)	40,194
Purchases and originations of mortgage servicing rights	(6,919)	(6,942)	(10,923)
Extensions of credit to customers, net of repayments	(305,768)	(220,054)	(290,088)
Recoveries on loans charged-off	1,913	2,268	2,480
Proceeds from sales of other real estate owned	2,987	2,045	1,071
Disposition of banking offices, net of cash and cash equivalents	—	(19,536)	—
Proceeds from policy coverage on company owned life insurance	—	—	287
Acquisitions of banking offices, net of cash and cash equivalents acquired	—	—	2,842
Capital expenditures, net of sales	(10,123)	(22,719)	(28,312)
Capital contribution to joint venture	(2,800)	—	—

Net cash used in investing activities	(484,699)	(339,279)	(330,184)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

Year Ended December 31,	2005	2004	2003

Cash flows from financing activities:
Net increase in deposits	$225,909	197,646	203,273
Net increase in federal funds purchased and repurchase agreements	70,519	127,470	23,172
Net (decrease) increase in other borrowed funds	(500)	858	(833)
Borrowings of long-term debt	15,000	53,575	67,300
Repayment of long-term debt	(22,272)	(39,239)	(48,355)
Repayment of policy loans on company owned life insurance	—	—	(2,986)
Redemption of trust preferred securities	—	—	(40,000)
Proceeds from issuance of subordinated debenture held by subsidiary trust	—	—	41,238
Net decrease in debt issuance costs	41	44	961
Proceeds from issuance of common stock	10,884	8,079	4,398
Purchase and retirement of common stock	(4,303)	(5,024)	(3,125)
Dividends paid to stockholders	(15,044)	(12,354)	(10,371)

Net cash provided by financing activities	280,234	331,055	234,672

Net increase (decrease) in cash and cash equivalents	(114,931)	74,466	(29,450)
Cash and cash equivalents at beginning of year	355,908	281,442	310,892

Cash and cash equivalents at end of year	$240,977	355,908	281,442

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”); i_Tech Corporation (“i_Tech”); FI Reinsurance Ltd.; First Interstate Insurance Agency, Inc.; Commerce Financial, Inc.; FIB, LLC; and, FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2004 and 2003 to conform to the 2005 presentation.

Equity Method Investments. The Company has investments in joint ventures that are not consolidated because the Company does not own a majority voting interest, control the operations or receive a majority of the losses or earnings of the joint venture. These joint ventures are accounted for using the equity method of accounting whereby the Company initially records its investments at cost and then subsequently adjusts the cost for the Company’s proportionate share of distributions and earnings or losses of the joint ventures.

Variable Interest Entity. The Company’s wholly-owned subsidiary, First Interstate Statutory Trust (“FIST”) is a variable interest entity for which the Company is not a primary beneficiary. Accordingly, the accounts of FIST are not included in the accompanying consolidated financial statements.

Assets Held in Fiduciary or Agency Capacity. The Company holds certain trust assets in a fiduciary or agency capacity. The Company also purchases and sells federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

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

The Company maintained compensating balances of approximately $50,000 and $70,000 with the Federal Reserve Bank to reduce service charges for check clearing services at December 31, 2005 and 2004, respectively.

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
Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Residential mortgages originated for sale were $19,067 and $21,255 as of December 31, 2005 and 2004, respectively.
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
Goodwill. The excess purchase price over the fair value of net assets from acquisitions (“goodwill”) is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2005 and 2004, all goodwill is attributable to the Community Banking operating segment. No impairment losses were recognized during 2005, 2004 or 2003.
Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $10,789 as of December 31, 2005, and $9,776 as of December 31, 2004. Core deposit intangibles amortization expense is expected to total $772, $174, $126, $83 and $34 in 2006, 2007, 2008, 2009 and 2010, respectively.
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
Company Owned Life Insurance. Company owned life insurance policies (“COLI”) are recorded at their cash surrender value. Increases in cash surrender value of the policies, as well as insurance proceeds received, are recorded as other noninterest income, and are not subject to income taxes.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized during 2005, 2004 or 2003.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Other Real Estate Owned. Real estate acquired in satisfaction of loans (“OREO”) is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling costs. OREO of $1,091 and $1,828 as of December 31, 2005 and 2004, respectively, is included in other assets.
Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) of $12,746 and $12,718 as of December 31, 2005 and 2004, respectively, are included in other assets.
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
The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on enacted income tax rates which will be in effect when the differences between the financial statement carrying value and tax basis of existing assets and liabilities are expected to be reported in the taxable income.
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
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,675, $2,415, and $2,303 in 2005, 2004 and 2003, respectively.
Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company; the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and, the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock-Based Compensation. The Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Accordingly, the Company measures the cost of stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. Restricted stock awards are accounted for under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. Option awards are accounted for under fixed plan accounting. Under fixed plan accounting, the Company does not recognize compensation expense because the exercise price of the option is equal to the fair value of the common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

Year Ended December 31,	2005	2004	2003

Net income, as reported	$54,715	45,421	40,752

Deduct: total stock-based employee compensation expense determined under fair value based method for fixed plan awards, net of related tax effects	439	378	258

Pro forma net income	$54,276	45,043	40,494

Basic earnings per common share as reported	$6.84	5.74	5.18
Pro forma basic earnings per common share	6.78	5.69	5.14

Diluted earnings per common share as reported	$6.71	5.68	5.15
Pro forma diluted earnings per common share	6.66	5.63	5.12

The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company’s common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair values of options granted during 2005, 2004 and 2003 were $6.03, $4.75 and $5.05, respectively. Weighted average assumptions used in the valuation model include risk-free interest rate of 4.19%, 4.18% and 4.01% in 2005, 2004 and 2003, respectively; dividend yield of 3.05%, 3.21% and 2.95% in 2005, 2004 and 2003, respectively; an expected life of options of 8.5 years in 2005, 2004 and 2003; and, expected stock price volatility of 8.4% in 2005, 7.8% in 2004 and 9.1% in 2003.
Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. Under the provisions of SOP 03-3, any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Under SOP 03-3, valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. The Company adopted the provisions of SOP 03-3 on January 1, 2005. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment” (“SFAS No. 123R”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123R require that all share-based payments be recognized in the financial statements based on the fair value of the award at grant date without regard to service or performance conditions. The fair value is recognized as expense over the requisite service period for all awards that vest. The requisite service period is the period of time over which service must be provided or the vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company has elected to apply the modified-prospective transition method whereby the provisions of SFAS No. 123R are applied only to awards granted, modified or settled after the adoption date. The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, generally recognizes no compensation expense for share-based payments. The approximate impact of adoption of SFAS No. 123R is illustrated by the pro forma disclosure of net income and earnings per share included under the heading “Stock-Based Compensation” included herein.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.
In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”). FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FAS 115-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock;” nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments;” and, supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FAS 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2)	REGULATORY CAPITAL

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2005, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2005 and 2004 are presented in the following table:

			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total risk-based capital:
Consolidated	$399,565	11.3%	$283,740	8.0%	$354,675	10.0%
FIB	386,784	11.0	282,096	8.0	352,620	10.0

Tier 1 risk-based capital:
Consolidated	357,114	10.1	141,870	4.0	212,805	6.0
FIB	344,334	9.8	141,048	4.0	211,572	6.0

Leverage capital ratio:
Consolidated	357,114	7.9	180,488	4.0	225,610	5.0
FIB	344,334	7.7	179,847	4.0	224,808	5.0

As of December 31, 2004:
Total risk-based capital:
Consolidated	$351,216	11.0%	$256,579	8.0%	$320,723	10.0%
FIB	349,668	11.0	255,059	8.0	318,823	10.0

Tier 1 risk-based capital:
Consolidated	310,180	9.7	128,289	4.0	192,434	6.0
FIB	309,787	9.7	127,529	4.0	191,294	6.0

Leverage capital ratio:
Consolidated	310,180	7.5	164,747	4.0	207,184	5.0
FIB	309,787	7.5	165,365	4.0	206,707	5.0

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:
Available-for-Sale

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2005	cost	gains	losses	value

Obligations of U.S. Government agencies	$511,869	2	(4,662)	507,209
Other mortgage-backed securities	418,159	425	(9,352)	409,232
Mutual funds	9	–	–	9

Total	$930,037	427	(14,014)	916,450

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2005	cost	gains	losses	value

State, county and municipal securities	$102,425	1,399	(545)	103,279
Other securities	1,026	–	–	1,026

Total	$103,451	1,399	(545)	104,305

Gross gains of $10 and gross losses of $3,687 were realized on the sale of available-for-sale securities in 2005.
Available-for-Sale

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2004	cost	gains	losses	value

Obligations of U.S. Government agencies	$358,468	99	(2,921)	355,646
Other mortgage-backed securities	403,147	1,762	(4,259)	400,650
Mutual funds	183	–	–	183
Other securities	10,191	10	(11)	10,190

Total	$771,989	1,871	(7,191)	766,669

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2004	cost	gains	losses	value

State, county and municipal securities	$100,056	3,273	(165)	103,164
Corporate securities	590	–	–	590

Total	$100,646	3,273	(165)	103,754

Gross gains of $15 and gross losses of $812 were realized on the sale of available-for-sale securities in 2004.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004.
Available-for-Sale

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
December 31, 2005	value	losses	value	losses	value	losses

Obligations of U.S. Government agencies	$377,272	2,059	114,938	2,603	492,210	4,662
Other mortgage-backed securities	186,539	2,732	199,607	6,620	386,146	9,352

Total	$563,811	4,791	314,545	9,223	878,356	14,014

Held-to-Maturity

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
December 31, 2005	value	losses	value	losses	value	losses

State, county and municipal securities	$18,086	313	8,049	232	26,135	545

Available-for-Sale

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
December 31, 2004	value	losses	value	losses	value	losses

Obligations of U.S. Government agencies	$317,232	2,603	5,156	318	322,388	2,921
Other mortgage-backed securities	207,624	1,881	75,243	2,378	282,867	4,259
Other securities	5,154	11	—	—	5,154	11

Total	$530,010	4,495	80,399	2,696	610,409	7,191

Held-to-Maturity

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
December 31, 2004	value	losses	value	losses	value	losses

State, county and municipal securities	$11,134	64	2,250	101	13,384	165

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issue; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of December 31, 2005 and 2004 related primarily to fluctuations in the current interest rates. No impairment losses were recorded during 2005, 2004 or 2003.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Maturities of investment securities at December 31, 2005 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

December 31, 2005	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Within one year	$286,632	284,549	9,651	9,666
After one but within five years	580,673	570,508	51,442	52,306
After five years but within ten years	29,271	28,646	23,632	23,985
After ten years	33,452	32,738	18,726	18,348

Total	$930,028	916,441	103,451	104,305

Mutual funds with no stated maturity	9	9	—	—

Total	$930,037	916,450	103,451	104,305

At December 31, 2005, the Company had investment securities callable within one year with amortized costs and estimated fair values of $289,866 and $286,747, respectively. These investment securities are primarily classified as available-for-sale and included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2005 and 2004, the Company had variable rate securities with amortized costs of $830 and $1,252, respectively.

There are no significant concentrations of investments at December 31, 2005, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $915,876 and $721,353 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2005 and 2004 was $903,055 and $717,344, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)	LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2005	2004

Real estate (1)	$1,874,069	1,645,229
Consumer (2)	587,895	514,045
Commercial	494,848	500,611
Agricultural	74,561	74,303
Other loans, including overdrafts	2,981	5,321

Total loans	$3,034,354	2,739,509

(1)	Includes residential, agricultural, commercial, construction loans and residential mortgages originated for sale, secured by real estate of $427,808, $116,402, $907,041, $403,751, and $19,067,respectively, as of December 31, 2005, and $379,998, $108,345, $838,858, $296,773 and $21,255, respectively, as of December 31, 2004.

(2)	Includes indirect and credit card loans of $347,375 and $51,523, respectively as of December 31, 2005 and $273,327 and $42,222, respectively, as of December 31, 2004.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
At December 31, 2005, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

Nonaccrual loans were $17,142 and $17,585 at December 31, 2005 and 2004, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,179, $1,388 and $1,680 during the years ended December 31, 2005, 2004 and 2003, respectively. Loans contractually past due ninety days or more aggregating $1,001 on December 31, 2005 and $905 on December 31, 2004 were on accrual status. These loans are deemed adequately secured and in the process of collection.

Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

As of and for the Year Ended December 31,	2005		2004
	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Reserves

Impaired loans:
With specific loan loss reserves assigned	$3,963	1,934	6,247	3,275
With no specific loan loss reserves assigned	13,373	—	11,534	—

Total impaired loans	$17,336	1,934	17,781	3,275

The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $17,841, $22,970 and $25,933, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2005, 2004 and 2003 would have been approximately $1,197, $1,390 and $1,644, respectively. At December 31, 2005, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2005	2004	2003

Balance at beginning of year	$42,141	38,940	36,309
Allowance of acquired banking offices	—	—	385
Provision charged to operating expense	5,847	8,733	9,852
Less loans charged-off	(7,451)	(7,800)	(10,086)
Add back recoveries of loans previously charged-off	1,913	2,268	2,480

Balance at end of year	$42,450	42,141	38,940

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2005	2004

Land	$16,985	17,023
Buildings and improvements	112,267	105,883
Furniture and equipment	61,002	59,224

	190,254	182,130
Less accumulated depreciation	(69,816)	(60,202)

Premises and equipment, net	$120,438	121,928

The Parent Company and a FIB branch office lease premises from an affiliated partnership (see Note 21).

(7)	MORTGAGE SERVICING RIGHTS

The Company is a servicer of residential mortgage loans and is compensated for loan administrative services performed in conjunction with mortgage servicing rights purchased in the secondary market and originated by FIB. Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2005	2004	2003

Balance at beginning of year	$22,292	19,336	12,323
Purchases of mortgage servicing rights	1,578	1,581	2,359
Originations of mortgage servicing rights	5,341	5,361	8,564
Amortization expense	(4,614)	(3,986)	(3,910)
Write-off of permanent impairment	(16)	–	–

Balance at end of year	$24,581	22,292	19,336
Less valuation reserve	2,465	4,668	4,931

Balance at end of year, net	$22,116	17,624	14,405

At December 31, 2005, the estimated fair value and weighted average life of the Company’s mortgage servicing rights were $23,730 and 6.4 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.8% to 20.8% and monthly prepayment speeds ranging from 0.6% to 3.1% depending upon the risk characteristics of the underlying loans. The Company recorded as other expenses, impairment reversals of $2,203 and $263 in 2005 and 2004, respectively, and impairment losses of $1,014 in 2003. Permanent impairment of $16 was charged against the carrying value of mortgage servicing rights in 2005. No permanent impairment was recorded in 2004 or 2003.

The principal balances of mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans were approximately $1,910,252 and $1,784,667 at December 31, 2005 and 2004, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(8)	COMPANY OWNED LIFE INSURANCE

Company owned life insurance consists of the following:

December 31,	2005	2004

Key-executive	$4,007	3,893
Key-executive split dollar	3,747	3,626
Group life	54,793	53,126

	$62,547	60,645

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives all benefits payable upon the death of the insured. The net cash surrender value of key-executive insurance policies is $4,007 and $3,893 at December 31, 2005 and 2004, respectively.

The Company also has obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies is $3,747 and $3,626 at December 31, 2005 and 2004, respectively. Under these policies, the Company receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiary. The endorsement split dollar agreement will provide post retirement coverage for those selected key officers meeting specified retirement qualifications. The Company accrues the earned portion of the post-employment benefit through the vesting period.

The Company has obtained a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy is $54,793 and $53,126 at December 31, 2005 and 2004, respectively. Under the policy, the Company receives all benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2005	2004

Noninterest bearing demand	$864,128	756,687
Interest bearing:
Demand	792,263	623,082
Savings	879,586	921,176
Time, $100 and over	352,324	364,744
Time, other	659,289	655,992

Total interest bearing	2,683,462	2,564,994

	$3,547,590	3,321,681

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Maturities of time deposits at December 31, 2005 are as follows:

	Time, $100
	and Over	Total Time

2006	$274,557	714,377
2007	50,340	192,848
2008	11,084	40,663
2009	8,083	30,250
2010	8,260	33,417
Thereafter	—	58

	$352,324	1,011,613

Interest expense on time deposits of $100 or more was $10,694, $8,982 and $11,016 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2005	2004	2003

Current:
Federal	$24,385	18,692	16,692
State	3,043	2,310	2,946

	27,428	21,002	19,638

Deferred:
Federal	1,698	2,526	2,059
State	184	401	570

	1,882	2,927	2,629

	$29,310	23,929	22,267

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2005, 2004 and 2003 to income before income taxes as a result of the following:

Year ended December 31,	2005	2004	2003

Tax expense at the statutory tax rate	$29,409	24,273	22,057
Increase (decrease) in tax resulting from:
Tax-exempt income	(2,651)	(2,507)	(2,306)
State income tax, net of federal income tax benefit	2,098	1,763	2,285
Amortization of nondeductible intangibles	28	28	28
Other, net	426	372	203

	$29,310	23,929	22,267

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2005	2004

Deferred tax assets:
Loans, principally due to allowance for loan losses	$13,831	13,700
Employee benefits	2,401	1,945
Investment securities, unrealized losses	5,351	2,095
Other	860	926

Deferred tax assets	22,443	18,666

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(5,845)	(4,963)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,041)	(1,136)
Prepaid amounts	(1,175)	(1,015)
Government agency stock dividends	(2,130)	(2,200)
Goodwill and core deposit intangibles	(2,686)	(2,673)
Mortgage servicing rights	(5,711)	(4,309)
Other	(570)	(459)

Deferred tax liabilities	(19,158)	(16,755)

Net deferred tax asset	$3,285	1,911

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

The Company had current income taxes payable of $2,441 at December 31, 2005, which are included in other liabilities and current income taxes receivable of $1,823 at December 31, 2004, which are included in other assets as of the respective dates.

(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2005	2004

Parent Company:
Unsecured revolving term loan due June 30, 2008, interest payable monthly at variable interest rates (4.76% weighted average rate during 2005)	$—	1,500
7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 with final maturity on October 1, 2006	4,600	8,900
5.71% unsecured note payable to former stockholder, principal and interest due annually through March 15, 2005	—	20

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

December 31,	2005	2004

Subsidiaries:
Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 3.07% at December 31, 2005)	48,094	49,523
8.00% capital lease obligation with term ending October 25, 2029	1,960	1,983

	$54,654	61,926

Maturities of long-term debt at December 31, 2005 are as follows:

2006	$8,053
2007	16,456
2008	1,458
2009	26,460
2010	412
Thereafter	1,815

$54,654

The Company’s long-term debt agreements contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. The Company was in compliance with all such covenants as of December 31, 2005.

The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2005, there were no advances on the loan. The revolving facility requires payment of an annual commitment fee of 0.10% of the average daily unadvanced amount. Interest is payable monthly either at a fluctuating rate equal to prime or at a fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25%, as elected by the Company at the date of each advance. Prime rate advances may be prepaid without penalty. LIBOR advances are subject to prepayment penalties equal to the unpaid interest due under the original terms of the advance less interest recomputed using LIBOR in effect at the date of prepayment.

The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $156,629, subject to collateral availability. As of December 31, 2005, FHLB advances totaled $48,094. Of the advances outstanding at December 31, 2005, $25,000 is subject to immediate repayment at quarterly intervals beginning October 1, 2005, if the three month LIBOR equals or exceeds 5.00%.

During 2004, the Company incurred a capital lease obligation of $2,000 in connection with the lease of a banking office. The balance of the obligation was $1,960 and $1,983 as of December 31, 2005 and 2004, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2005	2004

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (4.0% interest rate at December 31, 2005)	$7,495	7,995

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Company has federal funds lines of credit with third parties amounting to $141,750, subject to funds availability. These lines are subject to cancellation without notice.

(12)	SUBORDINATED DEBENTURE HELD BY SUBSIDIARY TRUST

In March 2003, the Company established a wholly-owned statutory business trust (“FIST”) for the exclusive purpose of issuing $40,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”). Proceeds from the issuance and other assets of the trust of $41,238 were used to purchase a junior subordinated debenture (“Subordinated Debenture”) issued by the Parent Company.

The Subordinated Debenture is unsecured and bears a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2005, the interest rate on the Subordinated Debenture was 7.67%. Interest distributions are made quarterly. The Company may defer the payment of interest at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares is restricted. The Subordinated Debenture matures March 26, 2033, but may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after March 26, 2008, or at any time in the event of unfavorable changes in laws or regulations. The Subordinated Debenture qualifies as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

The terms of the Trust Preferred Securities are identical to those of the Subordinated Debenture. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debenture at its stated maturity date or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the FIST.

During 2003, the Company redeemed its previously existing 8.625% capital trust preferred securities. The redemption price of $40,240 was equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. Unamortized issuance costs of $1,936 were charged to other expense on the date of redemption.

(13)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. Company contributions to this plan of $2,048, $1,553 and $1,655 were expensed in 2005, 2004 and 2003, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Company contributions to this plan of $2,736, $2,693 and $2,427 were expensed in 2005, 2004 and 2003, respectively.

Stock Option Plans. The Company has two nonqualified stock option plans, the 2001 Stock Option Plan (“New Stock Option Plan”) and the Stock Option and Stock Appreciation Rights Plan (“Old Option Plan”). Stock options and stock appreciation rights (“SARs”) awards are granted to certain officers and directors of the Company at the discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). Subsequent to May 2001, the Company discontinued stock option awards under the Old Option Plan.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Under the New Stock Option Plan, all options granted have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee and can be exercised for periods of up to ten years from the date of grant. During 2005, the Company awarded 143,205 options, including 139,642 options that vest over a three-year period and 3,563 options immediately vested. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.

Information with respect to the Company’s New Stock Option Plan follows:

	2005	2004	2003

Outstanding, beginning of year	781,661	691,731	596,901
Granted during year	143,205	124,675	123,520
Exercised during year	(81,736)	(25,589)	(22,275)
Cancelled during the year	(5,860)	(7,966)	—
Expired during the year	(125)	(1,190)	(6,415)

Outstanding, end of year	837,145	781,661	691,731

Information with respect to the weighted-average stock option exercise prices are as follows:

	2005	2004

Granted during year	$56.28	49.78
Exercised during year	42.55	44.31
Cancelled during the year	49.68	45.42
Expired during the year	54.50	43.01
Outstanding, end of year	45.95	43.74

Stratification and additional detail regarding the exercisable options outstanding under the New Stock Option Plan at December 31, 2005, follows:

Exercise	Number	Weighted-average	Weighted-average
price range	outstanding	remaining life	exercise price

$40.00 — $45.00	570,715	4.59 years	$42.62
$46.00 — $50.00	115,613	7.91 years	49.25
$51.00 — $55.00	10,150	8.32 years	52.50
$56.00 — $60.00	126,072	8.93 years	55.50
$61.00 — $65.50	14,595	9.38 years	63.14

At December 31, 2005, the Company had 533,255 shares available for grant under the New Stock Option Plan.

Under the Old Option Plan, stock options and SARs granted had a per share exercise price equal to fair value at the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions. There were no options outstanding under the Old Option Plan as of December 31, 2005 or 2004. There were 1,700 options outstanding under the Old Option Plan as of December 31, 2003 with a weighted average exercise price of $14.80. There were no outstanding SARs as of December 31, 2005, 2004 or 2003.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Restricted Stock Award Plan. The Company has a restricted stock plan, the 2004 Restricted Stock Award Plan (the “Restricted Stock Plan”). Under the Restricted Stock Plan, Company common stock may be issued at the discretion of the Company’s Board of Directors or Compensation Committee to certain officers and directors of the Company (“Participants”) subject to terms and conditions determined by the Board at the date of issuance. Common stock issued under the Restricted Stock Plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. The fair value of restricted shares awarded is recorded as unearned compensation, a separate component of stockholders’ equity. Compensation expense is recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of the period. During the vesting period, Participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to Company. The Company recorded compensation expense related to the Restricted Stock Plan of $242 and $130 in 2005 and 2004, respectively.

The Company issued 500 and 10,000 shares of nonvested restricted stock (“Restricted Shares”) during 2005 and 2004, respectively, and cancelled 1,000 of the Restricted Shares in 2005. The Restricted Shares become fully vested if the Company achieves defined performance goals for the year ending December 31, 2006, and the recipient is employed by the Company on April 1, 2007. In addition, the Company issued 1,000 shares of restricted stock subject to cliff vesting if the Participant is employed by the Company on December 31, 2007.

Stock issued under the Restricted Stock Plan is subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares and providing the Company a right to call some or all of the vested shares under certain circumstances. As of December 31, 2005, the Company had 14,500 additional shares available for issuance under the Restricted Stock Plan.

Postretirement Healthcare Plan. The Company sponsors a contributory defined benefit healthcare plan (the “Plan”) for active employees and employees and directors retiring from the Company at the age of at least 55 years and with at least 15 years of continuous service. Retired Plan participants contribute the full cost of benefits based on the average per capita cost of benefit coverage for both active employees and retired Plan participants. A postretirement benefit obligation of $1,025 is included in other liabilities and, a transition asset representing the difference between the accumulated postretirement benefit obligation and the fair value of plan assets at the date of transition, of $861 is included in other assets on the Company’s December 31, 2005 consolidated balance sheet. Prior to May 2005, contributions by retired Plan participants were based solely on the average per capita cost of benefit coverage for retired participants only. As such, no postretirement benefit obligation existed prior to 2005.

The transition asset is amortized as a component of net periodic postretirement benefit cost on a straight line basis over the estimated average remaining service period of active Plan participants of 16.3 years. Net periodic benefit costs of $164 were included in salaries, wages and employee benefits expense for the year ended December 31, 2005, comprised of service costs of $54, interest costs of $55 and amortization of transition obligation of $56. For measurement purposes, annual rates of increase of 6% in per capita costs of covered health care benefits was assumed for 2005. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.8%.

The Medicare Prescription Drugs, Improvement and Modernization Act (the “Act”) was signed into law in December 2003 and introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003,” the Company has determined that the benefits it provides are not actuarially equivalent to Medicare Part D.

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

The Company had commitments to purchase investment securities of $817 as of December 31, 2005.

The Company had commitments under construction contracts of $1,793 and $585 as of December 31, 2005 and 2004, respectively.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,358 in 2005, $3,492 in 2004 and $3,455 in 2003.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005, are as follows:

		Related
	Third	Partnership
	parties	(See Note 21)	Total

For the year ending December 31:
2006	$1,959	1,661	3,620
2007	1,720	1,661	3,381
2008	1,156	1,647	2,803
2009	513	1,528	2,041
2010	477	1,359	1,836
Thereafter	4,669	6,457	11,126

	$10,494	14,313	24,807

(15)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to existing and new borrowers approximated $852,834 at December 31, 2005, which included $168,706 on unused credit card lines and $233,836 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $758,953 at December 31, 2004, which includes $150,602 on unused credit card lines and $205,915 with commitment maturities beyond one year.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005 and 2004, the Company had outstanding stand-by letters of credit of $79,641 and $72,056, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

(16)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

At December 31, 2005, 90.4% of common shares held by shareholders are subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred, except in limited circumstances, without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

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

The Company’s debt instruments also include limitations on the payment of dividends.

(17)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2005	2004	2003

Net income basic and diluted	$54,715	45,421	40,752

Average outstanding shares — basic	8,001,682	7,916,137	7,872,882
Add:effect of dilutive stock options	147,655	81,442	37,065

Average outstanding shares — diluted	8,149,337	7,997,579	7,909,947

Basic earnings per share	$6.84	5.74	5.18

Diluted earnings per share	$6.71	5.68	5.15

There were no antidilutive stock options outstanding for the years ended December 31, 2005, 2004 or 2003.

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

(19)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2005	2004

Condensed balance sheets:
Cash and cash equivalents	$6,991	1,471
Investment in subsidiaries, at equity:
Bank subsidiary	375,743	346,608
Nonbank subsidiaries	7,289	7,513

Total investment in subsidiaries	383,032	354,121
Premises and equipment	2,228	2,470
Other assets	19,050	14,188

Total assets	$411,301	372,250

Other liabilities	$11,678	8,016
Advances from nonbank subsidiaries, net	3,938	4,250
Long-term debt	4,600	10,420
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	61,454	63,924
Stockholders’ equity	349,847	308,326

Total liabilities and stockholders’ equity	$411,301	372,250

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

December 31,	2005	2004	2003

Condensed statements of income:
Dividends from subsidiaries	$27,550	27,600	28,534
Other interest income	35	2	60
Other income, primarily management fees from subsidiaries	6,380	5,793	5,857

Total income	33,965	33,395	34,451

Salaries and benefits	7,580	6,578	7,177
Interest expense	3,673	3,266	4,178
Other operating expenses, net	6,134	5,790	7,155

Total expenses	17,387	15,634	18,510

Earnings before income tax benefit	16,578	17,761	15,941
Income tax benefit	4,192	3,891	4,509

Income before undistributed earnings of subsidiaries	20,770	21,652	20,450
Undistributed earnings of subsidiaries	33,945	23,769	20,302

Net income	$54,715	45,421	40,752

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$54,715	45,421	40,752
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(33,945)	(23,769)	(20,302)
Depreciation and amortization	242	205	144
Provision for deferred income taxes	220	551	1,103
Other, net	(978)	(2,671)	(4,228)

Net cash provided by operating activities	20,254	19,737	17,469

Cash flows from investing activities:
Capital expenditures, net of sales	—	(67)	(2,550)
Capitalization of subsidiaries	(180)	(489)	1,237
Acquisition of bank holding company, net of cash acquired	—	—	(4,900)

Net cash used in investing activities	(180)	(556)	(6,213)

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	(312)	199	(452)
Borrowings of long-term debt	11,500	26,575	45,300
Repayments of long-term debt	(17,320)	(36,095)	(48,636)
Proceeds from issuance of subordinated debenture held by subsidiary trust	—	—	41,238
Redemption of trust preferred securities	—	—	(40,000)
Debt issuance costs, net	41	44	961
Dividends paid on common stock	(15,044)	(12,354)	(10,371)
Payments to retire common stock	(4,303)	(5,024)	(3,125)
Issuance of common stock	10,884	8,079	4,398

Net cash used in financing activities	(14,554)	(18,576)	(10,687)

Net change in cash and cash equivalents	5,520	605	569
Cash and cash equivalents, beginning of year	1,471	866	297

Cash and cash equivalents, end of year	$6,991	1,471	866

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Noncash Investing and Financing Activities – In conjunction with the exercise of stock options, the Company transferred $9 and $6 in 2005 and 2004, respectively, from accrued liabilities to common stock. There were no noncash investing or financing activities in 2003.

(20)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $23,079, $22,261 and $21,330 for income taxes during 2005, 2004 and 2003, respectively. The Company paid cash of $59,893, $43,098 and $52,996 for interest during 2005, 2004 and 2003, respectively.

The Company transferred loans of $1,284, $1,812 and $2,589 to other real estate owned in 2005, 2004 and 2003, respectively.

In conjunction with acquisitions during 2003, the Company received assets with fair values of $56,100 and assumed liabilities of $47,042.

In conjunction with the sale of the net assets of a branch banking office in 2004, the Company divested assets and liabilities with book values of $14,477 and $34,013, respectively.

The Company transferred accrued liabilities of $9 and $6 in 2005 and 2004, respectively, to common stock in conjunction with the exercise of stock options. No transfers were made from accrued liabilities to common stock in 2003.

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

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $13,028 at December 31, 2005 and $14,821 at December 31, 2004. During 2005, new loans and advances on existing loans of $33,292, were funded and loan repayments totaled $35,289. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2005, loans of $204 were added due to changes in related parties from the prior year.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest. Total rent, including common area maintenance, paid to the partnership was $1,776 in 2005, $1,563 in 2004 and $1,501 in 2003.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $349, $339 and $323 in 2005, 2004 and 2003, respectively.

The Company also purchases natural gas and electricity, in the ordinary course of business, from a company of which a director of the Company is the Chief Executive Officer. The Company paid utility costs of $112, $118 and $105 in 2005, 2004 and 2003, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Company leases a Citation 525 aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays all of the third party operating expenses of the aircraft, which totaled approximately $228, $283 and $240 in 2005, 2004 and 2003, respectively. In addition to paying the third party operating expenses, the Company paid $36, $45 and $48 for use of the aircraft and received reimbursement of $32, $79 and $70 from the chairman for his personal use of the aircraft during 2005, 2004 and 2003, respectively.

In March 2003, the Company purchased a Cessna Citation 525 aircraft from the Company’s then chief executive officer for $2,550, the aircraft’s fair value at date of acquisition as determined by an independent appraiser.

The Company purchases professional services from a company in which seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 17.5%. The Company paid professional fees and reimbursed out-of-pocket costs of $365, $315 and $206 in 2005, 2004 and 2003, respectively. Professional services provided include shareholder education and communication, corporate governance consultation and administrative and professional support for the vice chairman of the Company’s Board of Directors.

Two directors of the Company are employed by FIB in non-executive positions. The Company paid salaries and bonuses to the employee directors aggregating $130, $147 and $131 in 2005, 2004 and 2003, respectively. One director terminated employment with the Company in 2005.

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

For financial instruments bearing a variable interest rate where no credit risk exists, it is presumed that recorded book values are reasonable estimates of fair value. The methods and significant assumptions used to estimate fair values for the various other financial instruments are set forth below.
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

Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
repricing at market rates. The revolving term loan, subordinated debenture, and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair values. The fair values of subordinated notes and notes payable to the FHLB are estimated by discounting future cash flows using current rates for advances with similar characteristics.
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.
     A summary of the estimated fair values of financial instruments follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$240,977	240,977	355,908	355,908
Investment securities available-for-sale	916,450	916,450	766,669	766,669
Investment securities held-to-maturity	103,451	104,305	100,646	103,754
Net loans	2,991,904	2,984,873	2,697,368	2,690,753
Mortgage servicing rights, net	22,116	23,730	17,624	18,525

Total financial assets	$4,274,899	4,270,335	3,938,215	3,935,609

	2005		2004
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial liabilities:
Total deposits, excluding time deposits	$2,535,977	2,535,977	2,300,945	2,300,945
Time deposits	1,011,613	1,007,863	1,020,736	1,020,356
Federal funds purchased	1,500	1,500	–	–
Securities sold under repurchase agreements	518,718	518,718	449,699	449,699
Other borrowed funds	7,495	7,495	7,995	7,995
Long-term debt	54,654	54,631	61,926	63,387
Subordinated debenture held by subsidiary trust	41,238	41,238	41,238	41,238

Total financial liabilities	$4,171,195	4,167,422	3,882,539	3,883,620

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(23)	SEGMENT REPORTING

Selected operating segment information as of and for the years ended December 31, 2005, 2004 and 2003 follows.

The Other category includes the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to stock-based employee compensation, the operational results of consolidated nonbank subsidiaries (except Technology Services) and intercompany eliminations.

	Community	Technology
For the Year Ended December 31, 2005	Banking	Services	Other	Total

Net interest income (expense)	$173,777	101	(3,570)	170,308
Provision for loan losses	5,847	–	–	5,847

Net interest income after provision	167,930	101	(3,570)	164,461
Noninterest income
External sources	55,658	13,910	722	70,290
Internal sources	2	13,304	(13,306)	–

Total noninterest income	55,660	27,214	(12,584)	70,290
Noninterest expense	135,720	20,371	(5,365)	150,726

Income (loss) before taxes	87,870	6,944	(10,789)	84,025
Income tax expense (benefit)	30,726	2,751	(4,167)	29,310

Net income (loss)	$57,144	4,193	(6,622)	54,715

Depreciation & core deposit intangibles amortization (1)	$14,487	–	242	14,729

Total assets as of December 31, 2005	$4,540,307	5,293	16,713	4,562,313

Investment in equity method investees as of December 31, 2005	$5,457	–	500	5,957

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Community	Technology
For the Year Ended December 31, 2004	Banking	Services	Other	Total

Net interest income (expense)	$153,622	28	(3,231)	150,419
Provision for loan losses	8,733	–	–	8,733

Net interest income after provision	144,889	28	(3,231)	141,686
Noninterest income
External sources	56,933	13,185	526	70,644
Internal sources	4	13,572	(13,576)	–

Total noninterest income	56,937	26,757	(13,050)	70,644
Noninterest expense	129,065	20,212	(6,297)	142,980

Income (loss) before taxes	72,761	6,573	(9,984)	69,350
Income tax expense (benefit)	25,182	2,611	(3,864)	23,929

Net income (loss)	$47,579	3,962	(6,120)	45,421

Depreciation & core deposit intangibles amortization (1)	$13,644	—	205	13,849

Total assets as of December 31, 2004	$4,196,864	5,992	14,437	4,217,293

Investment in equity method investees as of December 31, 2004	$2,312	—	352	2,664

	Community	Technology
For the Year Ended December 31, 2003	Banking	Services	Other	Total

Net interest income (expense)	$144,666	24	(4,046)	140,644
Provision for loan losses	9,860	–	(8)	9,852

Net interest income after provision	134,806	24	(4,038)	130,792
Noninterest income
External sources	58,332	11,497	323	70,152
Internal sources	7	13,366	(13,373)	–

Total noninterest income	58,339	24,863	(13,050)	70,152
Noninterest expense	125,027	17,532	(4,634)	137,925

Income (loss) before taxes	68,118	7,355	(12,454)	63,019
Income tax expense (benefit)	23,863	2,945	(4,541)	22,267

Net income (loss)	$44,255	4,410	(7,913)	40,752

Depreciation & core deposit intangibles amortization (1)	$11,861	–	144	12,005

Total assets as of December 31, 2003	$3,860,577	5,459	13,708	3,879,744

Investment in equity method investees as of December 31, 2003	$2,059	–	1,376	3,435

(1)	The Technology Services line of business does not record depreciation or amortization expense as it leases all equipment from the Community Banking line of business.

(a)	2.	Financial statement schedules

		All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8)†	2001 Stock Option Plan

10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8-K dated June 30, 2005.

(20)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(b)	Exhibits

See Item 15(a)3 above.

(c)	Financial Statements Schedules

See Item 15(a)2 above.

Exhibit Index

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.3(13)	Second Amendment to Loan Agreement between First Interstate BancSystem, Inc., as borrower, and First Security Bank, N.A. dated August 1, 2000

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8)†	2001 Stock Option Plan

10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit No.	Description

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended

December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended

December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8-K dated June 30, 2005.

(20)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(b)	Exhibits

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	March 10, 2006
	Lyle R. Knight	Date
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	March 10, 2006
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	March 10, 2006
	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ HOMER A. SCOTT, JR.	March 10, 2006
	Homer A. Scott, Jr., Director	Date

By:	/s/ JULIE A. SCOTT	March 10, 2006
	Julie A. Scott	Date
Vice President and Director

By:	/s/ RANDALL I. SCOTT	March 10, 2006
	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	March 10, 2006
	Sandra A. Scott Suzor, Director	Date

By:	/s/ ELOUISE C. COBELL	March 10, 2006
	Elouise C. Cobell, Director	Date

By:	/s/ DAVID H. CRUM	March 10, 2006
	David H. Crum, Director	Date

By:	/s/ RICHARD A. DORN	March 10, 2006
	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	March 10, 2006
	William B. Ebzery, Director	Date

By:	/s/ JAMES W. HAUGH	March 10, 2006
	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	March 10, 2006
	Charles M. Heyneman, Director	Date

By:	/s/ ROBERT L. NANCE	March 10, 2006
	Robert L. Nance, Director	Date

By:	/s/ TERRY W. PAYNE	March 10, 2006
	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	March 10, 2006
	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	March 10, 2006
	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	March 10, 2006
	Lyle R. Knight	Date
President, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ TERRILL R. MOORE	March 10, 2006
	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)