Form 10-Q
period 2006-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2006-05-08
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The Registrant had 8,114,891 shares of common stock outstanding on April 30, 2006.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$197,400	$207,877
Federal funds sold	37,713	27,607
Interest bearing deposits in banks	11,916	5,493

Total cash and cash equivalents	247,029	240,977

Investment securities:
Available-for-sale	889,092	916,450
Held-to-maturity (estimated fair values of $107,409 as of March 31, 2006 and $104,305 as of December 31, 2005)	106,769	103,451

Total investment securities	995,861	1,019,901
Loans	3,116,927	3,034,354
Less allowance for loan losses	43,633	42,450

Net loans	3,073,294	2,991,904
Premises and equipment, net	120,086	120,438
Accrued interest receivable	27,686	26,104
Company-owned life insurance	63,058	62,547
Mortgage servicing rights, net of accumulated amortization and impairment reserve	22,721	22,116
Goodwill	37,380	37,390
Core deposit intangibles, net of accumulated amortization	960	1,204
Net deferred tax asset	5,823	3,285
Other assets	38,749	36,447

Total assets	$4,632,647	$4,562,313

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$834,955	$864,128
Interest bearing	2,677,626	2,683,462

Total deposits	3,512,581	3,547,590
Fed Funds Purchased	—	1,500
Securities sold under repurchase agreements	618,307	518,718
Accrued interest payable	12,670	13,185
Accounts payable and accrued expenses	33,271	28,086
Other borrowed funds	642	7,495
Long-term debt	54,291	54,654
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,273,000	4,212,466

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of March 31, 2006 or December 31, 2005	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,107,994 shares as of March 31, 2006 and 8,098,933 shares as of December 31, 2005	42,944	43,569
Retained earnings	326,926	314,843
Unearned compensation – restricted stock	—	(330)
Accumulated other comprehensive loss, net	(10,223)	(8,235)

Total stockholders’ equity	359,647	349,847

Total liabilities and stockholders’ equity	$4,632,647	$4,562,313

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$55,762	$43,412
Interest and dividends on investment securities:
Taxable	9,168	6,828
Exempt from federal taxes	1,073	1,073
Interest on deposits in banks	96	165
Interest on federal funds sold	870	489

Total interest income	66,969	51,967

Interest expense:
Interest on deposits	14,984	9,213
Interest on federal funds purchased	7	—
Interest on securities sold under repurchase agreements	5,000	2,159
Interest on other borrowed funds	46	18
Interest on long-term debt	515	644
Interest on subordinated debenture held by subsidiary trust	802	600

Total interest expense	21,354	12,634

Net interest income	45,615	39,333
Provision for loan losses	1,753	1,625

Net interest income after provision for loan losses	43,862	37,708

Noninterest income:
Other service charges, commissions and fees	5,233	4,806
Service charges on deposit accounts	4,100	4,059
Technology services revenues	3,667	3,342
Income from origination and sale of loans	1,861	1,779
Financial services revenues	2,488	2,319
Investment securities losses, net	—	(692)
Other income	1,771	1,336

Total noninterest income	19,120	16,949

Noninterest expense:
Salaries, wages and employee benefits	21,342	19,678
Furniture and equipment	3,977	3,987
Occupancy, net	3,443	3,311
Mortgage servicing rights amortization	943	1,171
Mortgage servicing rights impairment	(170)	(463)
Professional fees	781	624
Outsourced technology services	621	431
Core deposit intangibles amortization	244	253
Other expenses	7,013	7,404

Total noninterest expense	38,194	36,396

Income before income taxes	24,788	18,261
Income tax expense	8,654	6,302

Net income	$16,134	$11,959

Basic earnings per common share	$1.99	$1.50

Diluted earnings per common share	$1.95	$1.48

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated other	Total
	Common shares	Common	Retained	compensation -	comprehensive	stockholders’
	outstanding	stock	earnings	restricted stock	loss	equity
Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847
Comprehensive income:
Net income	—	—	16,134	—	—	16,134
Unrealized losses on investment securities, net of income tax benefit of $1,290	—	—	—	—	(1,988)	(1,988)

Other comprehensive loss						(1,988)

Total comprehensive income						14,146

Common stock transactions:
Common shares retired	(45,804)	(3,228)	—	—	—	(3,228)
Common shares issued	5,115	347	—	—	—	347
Stock options exercised, net of 13,366 shares tendered for payment	49,750	1,675	—	—	—	1,675
Stock option tax benefit	—	661	—	—	—	661

Stock-based compensation:
Stock-based compensation expense	—	250	—	—	—	250
Reclassification of unearned compensation - upon adoption of SFAS No. 123R	—	(330)	—	330	—	—

Cash dividends declared:
Common ($0.50 per share)	—	—	(4,051)	—	—	(4,051)

Balance at March 31, 2006	8,107,994	$42,944	326,926	—	(10,223)	359,647

Balance at December 31, 2004	7,980,300	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income	—	—	11,959	—	—	11,959
Unrealized losses on investment securities, net of income tax benefit of $3,982	—	—	—	—	(6,138)	(6,138)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $272	—	—	—	—	420	420

Other comprehensive loss						(5,718)

Total comprehensive income						6,241

Common stock transactions:
Common shares retired	(16,975)	(1,016)	—	—	—	(1,016)
Common shares issued	6,082	338	—	—	—	338
Restricted shares issued	1,000	56	—	(56)	—	—
Stock options exercised, net of 8,540 shares tendered for payment	9,679	200	—	—	—	200
Stock option tax benefit	—	153	—	—	—	153
Restricted stock remeasurement	—	75	—	—	—	75

Stock-based compensation expense:
Deferred compensation — restricted stock	—	—	—	(19)	—	(19)

Cash dividends declared:
Common ($0.42 per share)	—	—	(3,347)	—	—	(3,347)

Balance at March 31, 2005	7,980,086	$36,609	283,784	(500)	(8,942)	310,951

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months
	ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,134	11,959
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(198)	(145)
Provision for loan losses	1,753	1,625
Depreciation	3,302	3,527
Amortization of core deposit intangibles	244	253
Amortization of mortgage servicing rights	943	1,171
Net premium amortization (discount accretion) on investment securities	(938)	438
Net loss on sale of investment securities	—	692
Net loss on sale of property, equipment and other real estate	17	32
Net impairment reversals on mortgage servicing rights	(170)	(463)
Net increase in cash surrender value of company-owned life insurance	(511)	(421)
Stock-based compensation expense related to stock options & restricted stock	250	56
Remeasurement of restricted stock awards	—	(75)
Excess tax benefits from stock-based compensation	5	—
Deferred income taxes	(1,247)	(854)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	(4,836)	3,900
Increase in accrued interest receivable	(1,584)	(1,540)
Increase in other assets	(2,572)	(443)
Increase (decrease) in accrued interest payable	(503)	1,052
Increase in accounts payable and accrued expenses	5,185	6,662

Net cash provided by operating activities	15,274	27,426

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(5,348)	(5,501)
Available-for-sale	(667,704)	(57,525)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	1,970	101
Available-for-sale	692,781	39,517
Proceeds from sales of available-for-sale investment securities	—	45,057
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	—	162
Purchases and originations of mortgage servicing rights	(1,382)	(1,359)
Extensions of credit to customers, net of repayments	(79,484)	(35,709)
Recoveries of loans charged-off	531	592
Proceeds from sales of other real estate	389	400
Net capital expenditures	(2,778)	(1,454)
Sale of banking offices, net of cash	(2,547)	—

Net cash used in investing activities	(63,572)	(15,719)

Cash flows from financing activities:
Net decrease in deposits	(31,932)	(49,293)
Net increase in repurchase agreements	99,589	28,749
Net decrease in other borrowed funds	(8,353)	(3,994)
Borrowings of long-term debt	600	3,500
Repayments of long-term debt	(963)	(5,383)
Net decrease in debt issuance costs	10	10
Proceeds from issuance of common stock	2,022	766
Excess tax benefits from stock-based compensation	656	—
Payments to retire common stock	(3,228)	(1,016)
Dividends paid on common stock	(4,051)	(3,347)

Net cash provided by (used in) financing activities	54,350	(30,008)

Net increase (decrease) in cash and cash equivalents	6,052	(18,301)
Cash and cash equivalents at beginning of period	240,977	355,908

Cash and cash equivalents at end of period	$247,029	$337,607

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005 and the results of operations and cash flows for each of the three month periods ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2006 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)	Stock-Based Compensation

The Company has two stock-based employee compensation plans, the 2001 Stock Option Plan and the 2004 Restricted Stock Award Plan. Under these plans, stock options and restricted stock are awarded to certain officers and directors of the Company at the discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors subject to terms and conditions determined by the Board or Committee at the date of issuance. Readers should refer to Notes 1 and 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for additional information related to these stock-based employee compensation plans.

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using a modified version of prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”). Under the provisions of APB 25, restricted stock awards were accounted for using variable plan accounting whereby compensation expense or benefit was recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.

Under the modified prospective application, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation expense recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, were $183, $113, $0.01 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under the provisions of APB 25.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005:

Net income as reported	$11,959
Deduct: Stock-based employee compensation expense determined under a fair value method for all awards, net of taxes	(103)

Pro forma net income	$11,856

Basic earnings per share, as reported	$1.50
Pro forma earnings per share	1.49

Diluted earnings per share, as reported	$1.48
Pro forma earnings per share	1.47

At March 31, 2006, the Company had $1,730 of unrecognized compensation cost related to stock options and restricted stock awards which is expected to be recognized over a weighted-average period of 1.0 year. Compensation expense associated with stock options and restricted stock awards of $154, net of related tax benefits of $96, was recognized in the Company’s consolidated income statement for the three months ended March 31, 2006 and 2005, respectively. The total weighted average fair value of stock options and restricted stock awards vested during the three months ended March 31, 2006 and 2005 was $437 and $404, respectively.
Stock Options
All options granted under the 2001 Stock Option Plan have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee and can be exercised for periods of up to ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three months ended March 31,
	2006	2005
Dividend yield	3.01%	3.05%
Expected volatility	9.80%	8.04%
Risk-free interest rate	4.46%	4.18%
Expected life of options (in years)	6.20	8.50
Weighted-average grant-date fair value	$7.73	$5.96
The assumptions above are based on historical exercise and post-vesting employment termination behaviors and expected future exercising patterns of employees; and, historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options in 2006 and the contractual option term in 2005. Risk-free interest rates are based on U.S. treasury constant maturity yields in effect as of each grant date for treasury securities with maturities approximating the expected life of options granted.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table represents stock option activity for the three months ended March 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options, beginning of period	837,145	$45.95
Granted	129,155	68.00
Exercised	(66,862)	42.74
Forfeited	(3,625)	59.09

Outstanding options, end of period	895,813	$49.32	6.45 years

Outstanding options exercisable, end of period	699,630	$46.06	5.69 years

At March 31, 2006, the Company had 407,725 shares available for future stock option grants to employees and directors under the 2001 Stock Option Plan. The aggregate intrinsic value of options outstanding and options exercisable were $19,421 and $17,450, respectively, as of March 31, 2006 and $15,057 and $13,607, respectively, as of March 31, 2005. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $1,729 and $405, respectively.
Net cash proceeds from the exercise of stock options were $1,675 for the three months ended March 31, 2006. The Company receives a tax deduction generally equal to the excess of the fair value of common stock received pursuant to an option exercise over the exercise price of the option. Under SFAS 123R, tax benefits from the exercise of stock options are reported as financing cash flows in the consolidated statements of cash flows rather than as operating cash flows as was required under APB 25. For the three months ended March 31, 2006, the Company recorded financing cash flows of $656 related to tax benefits from the exercise of stock options. The actual income tax benefit realized for the tax deductions from share option exercises totaled $661 for the same period.
The following table summarizes the Company’s nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options, beginning of period	186,141	$5.50
Granted	96,866	7.35
Vested	(83,199)	5.26
Forfeited	(3,625)	6.20

Nonvested stock options, end of period	196,183	$6.50

Compensation expense related to stock options awards of $250 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three months ended March 31, 2006. No compensation expense related to stock option awards was recorded in 2005.
Restricted Stock
Common stock issued under the 2004 Restricted Stock Plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting period, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally three years). As of March 31, 2006, unearned stock-based compensation of $267 associated with these awards was included in common stock on the Company’s consolidated financial statements. Compensation expense related to restricted stock awards of $63 and $56 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three month periods ended March 31, 2006 and 2005, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table represents the shares that were granted and outstanding as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Restricted stock, beginning of period	10,500	11,000
Granted during the period ended	—	500
Forfeited during the period ended	—	(1,000)

Outstanding, end of period	10,500	10,500

(3)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2006, commitments to extend credit to existing and new borrowers approximated $850,486, which includes $181,013 on unused credit card lines and $288,104 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2006, the Company had outstanding standby letters of credit of $83,107. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(4)	Computation of Earnings per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Net income basic and diluted	$16,134	$11,959

Average outstanding shares – basic	8,108,490	7,969,864
Add: effect of dilutive stock options	164,723	126,060

Average outstanding shares – diluted	8,273,213	8,095,924

Basic earnings per share	$1.99	$1.50

Diluted earnings per share	$1.95	$1.48

(5)	Segment Reporting

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

Selected segment information for the three month periods ended March 31, 2006 and 2005 follows:

	Three months ended March 31, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$46,486	$31	$(902)	$45,615
Provision for loan losses	1,753	—	—	1,753

Net interest income (expense) after provision	44,733	31	(902)	43,862
Noninterest income:
External sources	15,201	3,628	291	19,120
Internal sources	—	3,537	(3,537)	—

Total noninterest income	15,201	7,165	(3,246)	19,120
Noninterest expense	34,655	5,187	(1,648)	38,194

Income (loss) before income taxes	25,279	2,009	(2,500)	24,788
Income tax expense (benefit)	8,896	793	(1,035)	8,654

Net income (loss)	$16,383	$1,216	$(1,465)	$16,134

Depreciation and core deposit intangibles amortization	$3,485	$—	$61	$3,546

	Three months ended March 31, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$40,150	$17	$(834)	$39,333
Provision for loan losses	1,625	—	—	1,625

Net interest income (expense) after provision	38,525	17	(834)	37,708
Noninterest income:
External sources	13,416	3,342	191	16,949
Internal sources	1	3,405	(3,406)	—

Total noninterest income	13,417	6,747	(3,215)	16,949
Noninterest expense	33,113	4,862	(1,579)	36,396

Income (loss) before income taxes	18,829	1,902	(2,470)	18,261
Income tax expense (benefit)	6,583	753	(1,034)	6,302

Net income (loss)	$12,246	$1,149	$(1,436)	$11,959

Depreciation and core deposit intangibles amortization	$3,719	$—	$61	$3,780

(6)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $21,869 and $11,582 for interest during the three months ended March 31, 2006 and 2005, respectively. The Company paid cash for income taxes of $2,000 during the three months ended March 31, 2006. The Company paid no cash for income taxes during the three months ended March 31, 2005.

(7)	Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires recognition of servicing assets or servicing liabilities each time an entity undertakes an obligation to service a financial asset; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and, permits an entity to choose either to (1) amortize servicing assets or servicing liabilities in proportion to and over the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, (2) measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At its initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting exposure to changes in fair value of servicing assets or servicing liabilities subsequently being measured at fair value. SFAS No. 156 requires separate financial statement presentation of servicing assets and servicing liabilities subsequently measured at fair value and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for the Company on January 1, 2007. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.
During February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. As of March 31, 2006, the Company did not hold any derivative instruments nor was it engaged in hedging activities subject to SFAS Nos. 155, 140 or 133. As such, the adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about the Company’s plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to risk factors discussed in Item 1A of the Company’s Annual Report of Form 10-K for the year ended December 31, 2005, including, among others: (i) credit risk; (ii) credit concentration and economic conditions in Montana and Wyoming; (iii) declines in real estate values; (iv) changes in interest rates; (v) inability to meet liquidity requirements; (vi) availability of capital; (vii) competition; (viii) dependence on technology; (ix) ineffective internal operational controls; (x) difficulties in execution of business strategy; (xi) disruption of vital infrastructure; (xii) changes in or noncompliance with governmental regulations; (xiii) restrictions on dividends and stock redemptions; (xiv) capital required to support the Company’s bank subsidiary (the “Bank”); and (xv) investment risks affecting holders of common stock. Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.
CRITICAL ACCOUNTING ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which the Company operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.
     The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

The allowance for loan losses is maintained at an amount the Company believes is sufficient to provide for estimated losses inherent in its loan portfolio at each balance sheet date. Management believes the process for determining the allowance for loan losses takes into account all of the significant potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from the Company’s estimates, additional provision for loan losses could be required, which could adversely affect earnings or financial performance in future periods. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality, Provision/Allowance for Loan Losses.”
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Imprecision in estimating these factors can impact the amount of revenue or loss recorded in the Company’s financial statements. Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the methodology used to determine fair value of mortgage servicing rights.
EXECUTIVE OVERVIEW
     During the first quarter of 2006, the Company remained focused on improving operating efficiency and identifying new opportunities to generate additional noninterest income. This strategy resulted in increased earnings during the first quarter of 2006. Net income increased $4.2 million, or 34.9%, to $16.1 million, or $1.95 per diluted share, for the quarter ended March 31, 2006 as compared to $12.0 million, or $1.48 per diluted share, for the same period in 2005. First quarter 2006 net interest income, on a fully taxable-equivalent basis, of $46.5 million increased $6.4 million partly due to growth in average earning assets. Average earning assets grew 11.0% and comprised a larger percentage of total assets during the three months ended March 31, 2006, as compared to the same period in 2005. In addition, noninterest-bearing deposits and common equity comprised a larger share of the funding base during first quarter 2006, as compared to the same period in 2005, allowing the Company to be less reliant on higher costing funding sources, such as time deposits, in 2006. Net income during first quarter 2006 was also positively impacted by lower expenses associated with discontinuation of operations at Wal-Mart in-store banking offices as described below; decreases in losses on sales of investment securities; increases in fee income resulting from debit card transaction volumes; and, increases in revenues from technology and financial services. Partially offsetting these improvements in net income were increases in salaries, wages and employee benefit expenses.
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which requires all share-based payments to be recognized in the financial statements based on the fair value of the award at the date of grant. Adoption of SFAS No. 123R resulted in the recognition of compensation expense related to stock option and restricted stock awards, net of related income tax benefits, of $113 thousand during the first quarter of 2006.
     In January 2005, the Company made a strategic decision to discontinue the operation of nine banking offices located inside Wal-Mart stores. During 2005, operations at five of the nine Wal-Mart in-store banking offices were discontinued and customer loan and deposit accounts were transferred to existing banking offices located in the same communities. During January 2006, operations were discontinued and customers’ accounts were transferred at three of the four remaining Wal-Mart in-store banking offices and the final Wal-Mart in-store banking office was sold. Expenses directly related to the discontinuation of operations totaled $23 and $533 during the three months ended March 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS
     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the spread.
     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Three months ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$3,059,385	56,099	7.44%	$2,740,492	43,649	6.46%
Investment securities (1)	966,262	10,819	4.54	859,152	8,480	4.00
Federal funds sold	77,863	870	4.53	77,950	489	2.54
Interest bearing deposits in banks	9,793	96	3.98	29,402	165	2.28

Total interest earning assets	4,113,303	67,884	6.69%	3,706,996	52,783	5.77%

Noninterest earning assets	435,660			453,029

Total assets	$4,548,963			$4,160,025

Interest bearing liabilities:
Demand deposits	$805,622	2,778	1.40%	$608,526	611	0.41%
Savings deposits	880,474	3,780	1.74	919,448	2,084	0.92
Time deposits	987,118	8,426	3.46	1,005,350	6,518	2.63
Federal funds purchased	602	7	4.72	11	—	—
Borrowings (2)	572,332	5,046	3.58	463,396	2,177	1.91
Long-term debt	54,473	515	3.83	63,927	644	4.09
Subordinated debenture	41,238	802	7.89	41,238	600	5.90

Total interest bearing liabilities	3,341,859	21,354	2.59%	3,101,896	12,634	1.65%

Noninterest bearing deposits	809,122			717,183
Other noninterest bearing liabilities	42,655			28,719
Stockholders’ equity	355,327			312,227

Total liabilities & stockholders’ equity	$4,548,963			$4,160,025

Net FTE interest income		$46,530			$40,149
Less FTE adjustments		(915)			(816)

Net interest income from consolidated statements of income		$45,615			$39,333

Interest rate spread			4.10%			4.12%

Net FTE yield on interest earning assets (3)			4.59%			4.39%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Although faced with a continuing yield-rate environment in which short-term interest rates are increasing faster than long-term interest rates, which typically constrains a bank’s ability to maintain its net interest margin, the Company’s net interest income, on a fully taxable equivalent (“FTE”) basis, increased $6.4 million, or 15.9%, to $46.5 million for the three months ended March 31, 2006 as compared to $40.1 million for the same period in 2005. The net FTE yield on interest earning assets increased 20 basis points to 4.59% for the three months ended March 31, 2006 as compared to 4.39% for the same period in 2005. Improvements in net FTE interest income and net FTE yield for the three months ended March 31, 2006, as compared to the same period in 2005, are partly attributable to growth in average earning assets and higher yields on investment securities. Average earning assets grew 11.0% and comprised a larger percentage of total assets during the three months ended March 31, 2006, as compared to the same period in 2005. A partial restructure of the Company’s investment security portfolio in 2005 contributed to the increase in yield for the three months ended March 31, 2006 as compared to the same period in 2005. In addition, free funding sources comprised a larger share of the funding base during first quarter 2006, as compared to the same period in 2005, allowing the Company to be less reliant on higher costing funding sources, such as time deposits, in 2006.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three months ended March 31,
	2006 compared with 2005
	Volume	Rate	Net

Interest earning assets:
Loans (1)	$5,079	7,371	12,450
Investment securities (1)	1,057	1,282	2,339
Federal funds sold	(110)	41	(69)
Interest bearing deposits in banks	(1)	382	381

Total change	6,025	9,076	15,101

Interest bearing liabilities:
Demand deposits	198	1,969	2,167
Savings deposits	(88)	1,784	1,696
Time deposits	(118)	2,026	1,908
Federal funds purchased	—	7	7
Borrowings (2)	512	2,357	2,869
Long-term debt	(95)	(34)	(129)
Subordinated debenture	—	202	202

Total change	409	8,311	8,720

Increase (decrease) in FTE net interest income	$5,616	765	6,381

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, revenues from financial services. Noninterest income increased $2.2 million, or 12.8%, to $19.1 million for the three months ended March 31, 2006 as compared to $16.9 million for the same period in 2005. Significant components of the increase are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, investment services revenues and ATM service charge revenues. Other service charges, commissions and fees increased $427 thousand, or 8.9%, to $5.2 million for the three months ended March 31, 2006 as compared to $4.8 million for the same period in 2005 primarily due to additional fee income from higher volumes of debit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balance of loans serviced.
     Technology services revenues increased $325 thousand, or 9.7%, to $3.7 million for the three months ended March 31, 2006 as compared to $3.3 million for the same period in 2005 primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.

     Financial services revenues, comprised principally of brokerage revenues and fees earned for management of trust assets, increased $169 thousand, or 7.3%, to $2.5 million for the three months ended March 31, 2006 as compared to $2.3 million for the same period in 2005, primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust customers.
     The Company recorded no gains or losses on the sale of investment securities during the three months ended March 31, 2006 as compared to net losses on sales of $692 thousand for the same period in 2005. During 2005, lower yielding U.S. government agency securities were sold and the proceeds were reinvested in higher yielding mortgage-backed and U.S. government agency securities.
     Other income primarily includes increases in the cash surrender value of and death benefits from company-owned life insurance, check printing income, agency stock dividends and gains of sales of assets other than investment securities. Other income increased $435 thousand, or 32.6%, to $1.8 million during the three months ended March 31, 2006 as compared to $1.3 million for the same period in 2005 primarily due to higher earnings on securities held in trust under deferred compensation plans, increases in earnings of unconsolidated joint ventures and higher check printing income. Additionally, the Company recorded an $85 gain on the sale of a branch banking office in February 2006.
     Noninterest Expense. Noninterest expense increased $1.8 million, or 4.9%, to $38.2 million for the three months ended March 31, 2006 as compared to $36.4 million for the same period in 2005. Significant components of the increase are discussed below.
     Salaries, wages and employee benefits expense increased $1.7 million, or 8.5%, to $21.3 million for the three months ended March 31, 2006 as compared to $19.7 million for the same period in 2005 primarily due to inflationary wage increases and higher incentive bonus accruals. Also contributing to the increase in salaries, wages and employee benefits expense in the current year was the adoption of SFAS 123R on January 1, 2006. Under the provisions of SFAS No. 123R, the Company recognized compensation expense for stock option and restricted stock awards of $250 thousand during the three months ended March 31, 2006 as compared to $56 thousand during the same period in 2005.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization decreased $228 thousand, or 19.5%, to $943 thousand for the three months ended March 31, 2006 as compared to $1.2 million for the same period in 2005.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. The Company reversed previously recorded impairment of $170 thousand and $463 thousand during the three month periods ended March 31, 2006 and 2005, respectively.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses decreased $391 thousand, or 5.3%, to $7.0 million for the three months ended March 31, 2006 as compared to $7.4 million for the same period in the prior year primarily due to expenses related to the discontinuation of operations at Wal-Mart in-store banking offices recorded during first quarter 2005.
     Income Tax Expense. The Company’s effective federal income tax rate was 30.8% and 30.6% for the three months ended March 31, 2006 and 2005, respectively. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. The Company’s effective state tax rate was 4.1% and 3.9% for the three months ended March 31, 2006 and 2005, respectively.
OPERATING SEGMENT RESULTS
     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three months ended March 31, 2006 and 2005, and the consolidated assets of the Company as of March 31, 2006 and December 31, 2005.

     The following table summarizes net income (loss) for each of the Company’s operating segments.
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
	For the three months ended March 31,
	2006	2005

Community Banking	$16,383	12,246
Technology Services	1,216	1,149
Other	(1,465)	(1,436)

Total	$16,134	11,959

     Net income from the Community Banking operating segment increased $4.1 million, or 33.8%, to $16.4 million for the three months ended March 31, 2006 as compared to $12.2 million for the same period in 2005. Significant components of this increase are discussed in “Results of Operations” included herein.
FINANCIAL CONDITION
     Loans. Total loans increased $83 million, or 2.7%, to $3,117 million as of March 31, 2006 from $3,034 million as of December 31, 2005. All significant loan categories demonstrated organic growth during the first quarter of 2006, except consumer loans which decreased less than 1%. The most significant growth occurred in real estate loans, which, in aggregate, constituted 62.2% of the total loan portfolio as of March 31, 2006 and 61.7% of the total loan portfolio as of December 31, 2005. Real estate loans increased $65 million, or 3.4%, to $1,939 million as of March 31, 2006 from $1,874 as of December 31, 2005, primarily due to increases in construction loans, the result of continued strong demand for housing in the Company’s market areas.
     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield possible, while meeting the Company’s risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $24 million, or 2.4%, to $996 million as of March 31, 2006 from $1,020 million as of December 31, 2005.
     The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2006, the Company had investment securities with fair values of $358 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $12 million as of March 31, 2006, and were primarily attributable to changes in interest rates. The Company recorded no impairment losses during the three months ended March 31, 2006 or 2005.
     Deferred Tax Asset. Deferred tax asset of $6 million as of March 31, 2006 increased $3 million from $3 million as of December 31, 2005 primarily due to fluctuations in net unrealized losses on available-for-sale investment securities.
     Deposits. Total deposits decreased $35 million, or 1.0%, to $ 3,513 million as of March 31, 2006 from $3,548 million as of December 31, 2005. The Company has historically experienced seasonal declines in overall deposit growth during the first six months of the year. During the first quarter of 2006, the Company experienced a shift in the mix of deposits from time deposits and noninterest-bearing demand deposits to interest-bearing demand deposits. As of March 31, 2006, noninterest-bearing demand deposits, interest-bearing demand deposits and time deposits comprised 23.8%, 23.9% and 27.5%, respectively, of total deposits as compared to 24.4%, 22.3% and 28.5%, respectively, as of December 31, 2005.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds for the Company. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $100 million, or 19.2%, to $618 million as of March 31, 2006 from $519 million as of December 31, 2005, primarily due to fluctuations in customer funds available for overnight investment.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $5 million, or 18.5%, to $33 million as of March 31, 2006 from $28 million as of December 31, 2005 primarily due to timing of corporate income tax payments.

ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

(Dollars in thousands)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2005	2005	2005	2005

Non-performing loans:
Nonaccrual loans	$15,949	17,142	16,767	19,457	16,189
Accruing loans past due 90 days or more	4,375	1,001	2,716	2,668	3,490
Restructured loans	1,089	1,089	1,358	1,381	1,383

Total non-performing loans	21,413	19,232	20,841	23,506	21,062
OREO	806	1,091	728	1,290	2,701

Total non-performing assets	$22,219	20,323	21,569	24,796	23,763

Non-performing assets to total loans and OREO	0.71%	0.67%	0.72%	0.86%	0.86%

     Non-performing assets increased $2 million, or 9.3%, to $22 million as of March 31, 2006 as compared to $20 million as of December 31, 2005 primarily due to one adequately-collateralized commercial loan contractually past due 90 days and in the process of review for renewal.
     Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates” included herein.
     The provision for loan losses increased $128 thousand, or 7.9%, to $1.8 million for the three months ended March 31, 2006 as compared to $1.6 million for the same period in the prior year. The allowance for loan losses was $43.6 million, or 1.40% of total loans, as of March 31, 2006 as compared to $42.5 million, or 1.40% of total loans, at December 31, 2005.
     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses

(Dollars in thousands)

	Three months ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2005	2005	2005	2005

Balance at beginning of period	$42,450	43,213	43,368	42,660	42,141
Provision charged to operating expense	1,753	1,482	1,375	1,365	1,625
Less loans charged off	(1,101)	(2,671)	(1,990)	(1,092)	(1,698)
Add back recoveries of loans previously charged off	531	426	460	435	592

Net loans charged-off	(570)	(2,245)	(1,530)	(657)	(1,106)

Balance at end of period	$43,633	42,450	43,213	43,368	42,660

Allowance for Loan Losses (continued)

(Dollars in thousands)

	Three months ended March 31,
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2005	2005	2005	2005

Period end loans	$3,116,927	3,034,354	2,982,325	2,891,674	2,769,056
Average loans	3,059,385	2,874,723	2,929,238	2,830,362	2,740,492
Annualized net loans charged off to average loans	0.08%	0.19%	0.21%	0.09%	0.16%
Allowance to period end loans	1.40%	1.40%	1.45%	1.50%	1.54%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings; dividends; sales and redemptions of common stock; changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities; and, changes in unrecognized compensation cost related to share-based payments. Stockholders’ equity increased $9.8 million, or 2.8% to $359.6 million as of March 31, 2006 from $349.8 million as of December 31, 2005 primarily due to retention of earnings. The Company paid aggregate cash dividends to stockholders of $4.1 million and $3.3 million during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company and the Bank each exceeded the “well-capitalized” requirements established by the federal banking agencies.
     Liquidity. Liquidity is the Company’s ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. The Company manages its liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of its shareholders. The liquidity of the Company is used to originate loans; repay deposit and other liabilities as they become due or are demanded by customers; and, to fund capital expenditures and shareholder dividends.
     The Company’s primary sources of funding are core deposits, which are comprised of interest-bearing and noninterest-bearing demand deposits, savings, individual retirement accounts and certificates of deposit less than $100 thousand. Total core deposits represented approximately 90% of total deposits as of March 31, 2006 and December 31, 2005. Other funding sources available to the Company include time deposits of $100 thousand or more; brokered deposits; advances on the Company’s unsecured revolving term loan; short-term borrowings; the sale of loans; and, the issuance of collateralized borrowings such as FHLB advances, debt securities and preferred or common securities.
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
ASSET LIABILITY MANAGEMENT
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The ability to optimize net interest margin is largely dependent on the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities that reprice or mature within a given period of time. Management monitors the sensitivity of the net interest margin by utilizing income simulation models. The Company’s balance sheet structure is primarily short-term in nature with most interest earning assets and interest bearing liabilities repricing or maturing in less than five years.

     The Company targets a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of March 31, 2006, the Company’s income simulation model predicted net interest income would decrease $1.9 million, or less than 1%, assuming a gradual 1% increase in short-term market interest rates and gradual 2% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $1.1 million, or less than 1%. This scenario predicts that, because interest rates on deposit accounts cannot decrease below 0%, interest expense will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of March 31, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4.
CONTROLS AND PROCEDURES
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended March 31, 2006, the Company issued 1,214 unregistered shares of its common stock to officers as part of incentive bonuses paid to them. The aggregate value of unregistered shares issued was $82,552. The issuances were made in reliance upon the “no sale” provisions of Section 2(a)(3) of the Securities Act of 1933, and upon the exemptions from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.

(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	Of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	Or Programs(1)	Plans or Programs

January 2006	7,089	$68.00	0	Not Applicable
February 2006	2,794	69.84	0	Not Applicable
March 2006	35,921	71.00	0	Not Applicable

Quarter-to-date	45,804	$70.46	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable or required.
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee
4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003
4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust
4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association
10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(8)†	2001 Stock Option Plan
10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003
10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan
10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement
10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award
10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan
14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.
31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.
(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.
(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.
(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.
(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.
(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.
(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.
(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.
(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.
(19)	Incorporated by reference to Registrant’s Form 8-K dated June 30, 2005.
(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST INTERSTATE BANCSYSTEM, INC.

Date May 5, 2006	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date May 5, 2006	/s/ TERRILL R. MOORE

Terrill R. Moore
Executive Vice President and
Chief Financial Officer