Form 10-Q
period 2006-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2006-08-04
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Yes ☐            No ☑
The Registrant had 8,109,108 shares of common stock outstanding on June 30, 2006.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$208,351	207,877
Federal funds sold	31,564	27,607
Interest bearing deposits in banks	4,585	5,493

Total cash and cash equivalents	244,500	240,977

Investment securities:
Available-for-sale	890,966	916,450
Held-to-maturity (estimated fair values of $109,208 as of June 30, 2006 and $104,305 as of December 31, 2005)	109,842	103,451

Total investment securities	1,000,808	1,019,901

Loans	3,256,500	3,034,354
Less allowance for loan losses	45,721	42,450

Net loans	3,210,779	2,991,904

Premises and equipment, net	120,278	120,438
Accrued interest receivable	29,809	26,104
Company-owned life insurance	63,579	62,547
Mortgage servicing rights, net of accumulated amortization and impairment reserve	23,453	22,116
Goodwill	37,380	37,390
Core deposit intangibles, net of accumulated amortization	716	1,204
Net deferred tax asset	10,523	3,285
Other assets	38,848	36,447

Total assets	$4,780,673	4,562,313

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$860,956	864,128
Interest bearing	2,678,625	2,683,462

Total deposits	3,539,581	3,547,590

Federal funds purchased	87,810	1,500
Securities sold under repurchase agreements	610,220	518,718
Accrued interest payable	13,649	13,185
Accounts payable and accrued expenses	25,586	28,086
Other borrowed funds	43,197	7,495
Long-term debt	53,928	54,654
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,415,209	4,212,466

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2006 or December 31, 2005	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,109,108 shares as of June 30, 2006 and 8,098,933 shares as of December 31, 2005	42,880	43,569
Retained earnings	338,364	314,843
Unearned compensation — restricted stock	—	(330)
Accumulated other comprehensive loss, net	(15,780)	(8,235)
Total stockholders’ equity	365,464	349,847

Total liabilities and stockholders’ equity	$4,780,673	4,562,313

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$59,837	46,627	115,599	90,039
Interest and dividends on investment securities:
Taxable	10,100	7,095	19,268	13,923
Exempt from Federal taxes	1,132	1,115	2,205	2,188
Interest on deposits in banks	75	139	171	304
Interest on Federal funds sold	414	568	1,284	1,057

Total interest income	71,558	55,544	138,527	107,511

Interest expense:
Interest on deposits	17,131	10,429	32,115	19,642
Interest on Federal funds purchased	575	22	582	22
Interest on securities sold under repurchase agreements	6,169	2,862	11,169	5,021
Interest on other borrowed funds	337	28	383	46
Interest on long-term debt	525	670	1,040	1,314
Interest on subordinated debenture held by subsidiary trust	857	661	1,659	1,261

Total interest expense	25,594	14,672	46,948	27,306

Net interest income	45,964	40,872	91,579	80,205
Provision for loan losses	2,578	1,365	4,331	2,990

Net interest income after provision for loan losses	43,386	39,507	87,248	77,215

Noninterest income:
Other service charges, commissions and fees	5,302	4,914	10,535	9,617
Service charges on deposit accounts	4,357	4,339	8,457	8,398
Technology services revenues	3,905	3,288	7,533	6,630
Financial services revenues	2,777	2,149	5,265	4,468
Income from origination and sale of loans	2,255	2,011	4,116	3,790
Investment securities losses, net	(4)	(438)	(4)	(1,130)
Other income	1,467	1,476	3,277	2,812

Total noninterest income	20,059	17,739	39,179	34,585

Noninterest expense:
Salaries, wages and employee benefits	21,507	19,057	42,849	38,632
Furniture and equipment	4,089	4,014	8,066	8,001
Occupancy, net	3,194	3,620	6,637	6,931
Mortgage servicing rights amortization expense	1,036	1,189	1,979	2,360
Professional fees	614	668	1,395	1,292
Outsourced technology services	634	647	1,255	1,078
Core deposit intangible amortization expense	243	254	488	507
Other expenses	7,400	8,093	14,242	15,034

Total noninterest expense	38,717	37,542	76,911	73,835

Income before income taxes	24,728	19,704	49,516	37,965
Income tax expense	8,591	6,824	17,245	13,126

Net income	$16,137	12,880	32,271	24,839

Basic earnings per common share	$1.99	1.62	3.98	3.12

Diluted earnings per common share	$1.95	1.59	3.90	3.06

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated
	Common			compensation-	other	Total
	shares	Common	Retained	restricted	comprehensive	stockholders’
	outstanding	stock	earnings	stock	income (loss)	equity

Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847

Comprehensive income:
Net income		—	32,271	—	—	32,271
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,897		—	—	—	(7,547)	(7,547)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $2		—	—	—	2	2

Other comprehensive income						(7,545)

Total comprehensive income						24,726

Common stock transactions:
Common shares retired	(68,099)	(4,861)	—	—	—	(4,861)
Common shares issued	6,045	414	—	—	—	414
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 27,480 shares tendered in payment of option price and income tax withholding amounts	71,229	2,307	—	—	—	2,307
Stock option tax benefit		1,006	—	—	—	1,006

Stock-based compensation expense:
Stock-based compensation expense		775	—	—	—	775
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(330)	—	330	—	—

Cash dividends declared:
Common ($1.08 per share)		—	(8,750)	—	—	(8,750)

Balance at June 30, 2006	8,109,108	$42,880	338,364	—	(15,780)	365,464

Balance at December 31, 2004	7,980,300	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income		—	24,839	—	—	24,839
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $132		—	—	—	(202)	(202)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $445		—	—	—	685	685

Other comprehensive income						483

Total comprehensive income						25,322

Common stock transactions:
Common shares retired	(31,687)	(1,945)	—	—	—	(1,945)
Common shares issued	7,405	421	—	—	—	421
Restricted shares issued	1,000	56	—	(56)	—	—
Stock options exercised, net of 10,424 shares tendered in payment of option price and income tax withholding amounts	23,592	784	—	—	—	784
Stock option tax benefit		267	—	—	—	267

Restricted stock remeasurement & amortization		80	—	37	—	117

Cash dividends declared:
Common ($0.90 per share)		—	(7,172)	—	—	(7,172)

Balance at June 30, 2005	7,980,610	$36,466	292,839	(444)	(2,741)	326,120

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$32,271	24,839
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(491)	(236)
Provision for loan losses	4,331	2,990
Depreciation	6,636	7,099
Amortization of core deposit intangibles	488	507
Amortization of mortgage servicing rights	1,979	2,360
Net premium amortization (discount accretion) on investment securities	(3,029)	466
Net loss on sale of investment securities	4	1,130
Net (gain) loss on sale of property and equipment	(15)	8
Net impairment reversals on mortgage servicing rights	(388)	(313)
Net increase in cash surrender value of company-owned life insurance	(1,032)	(828)
Write-down of property assets pending sale/disposal	46	16
Stock-based compensation expense related to stock options & restricted stock awards	775	117
Excess tax benefits from stock-based compensation	(1,006)	—
Deferred income taxes	(2,335)	(1,307)
Changes in operating assets and liabilities:
Increase in loans held for sale	(11,659)	(4,015)
Increase in interest receivable	(3,707)	(3,366)
Increase in other assets	(2,692)	(152)
Increase in accrued interest payable	476	1,218
Increase (decrease) in accounts payable and accrued expenses	(1,494)	5,582

Net cash provided by operating activities	19,158	36,115

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(10,184)	(7,500)
Available-for-sale	(1,751,268)	(495,900)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	3,762	2,319
Available-for-sale	1,767,217	387,364
Proceeds from sales of available-for-sale investment securities	138	84,650
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	5	124
Purchases and originations of mortgage servicing rights	(2,920)	(2,896)
Extensions of credit to customers, net of repayments	(213,553)	(151,504)
Recoveries of loans charged-off	1,341	1,027
Proceeds from sales of other real estate	633	1,808
Net capital expenditures	(6,250)	(3,832)
Sale of banking office, net of cash	(2,547)	—

Net cash used in investing activities	(213,626)	(184,340)

Cash flows from financing activities:
Net decrease in deposits	(4,932)	(11,309)
Net increase in federal funds purchased	86,310	—
Net increase in repurchase agreements	91,502	49,705
Net increase (decrease) in other borrowed funds	35,702	(427)
Borrowings of long-term debt	3,100	8,000
Repayments of long-term debt	(3,826)	(10,246)
Net decrease in debt issuance costs	19	20
Proceeds from issuance of common stock	2,721	1,205
Excess tax benefits from stock-based compensation	1,006	267
Payments to retire common stock	(4,861)	(1,945)
Dividends paid on common stock	(8,750)	(7,172)

Net cash provided by financing activities	197,991	28,098

Net increase (decrease) in cash and cash equivalents	3,523	(120,127)
Cash and cash equivalents at beginning of period	240,977	355,908

Cash and cash equivalents at end of period	$244,500	235,781

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2006 and December 31, 2005 and the results of operations and cash flows for each of the three and six month periods ended June 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements, however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2006 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Under the modified prospective application, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income and basic and diluted earnings per share for the three and six months ended June 30, 2006, were lower by $243 and $357, respectively, and $0.03 and $0.01, respectively, than if the Company had continued to account for stock-based compensation under the provisions of APB 25.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$12,880	24,839

Deduct: total stock-based employee compensation expense determined under a fair value method for all awards, net of taxes	(122)	(225)

Pro forma net income	$12,758	24,614

Basic earnings per share	$1.62	3.12
Pro forma basic earnings per share	$1.60	3.09

Diluted earnings per share	$1.59	3.06
Pro forma diluted earnings per share	$1.57	3.04

In May 2006, the Company’s Board of Directors adopted and shareholders approved the 2006 Equity Compensation Plan. The 2006 Equity Compensation Plan consolidates into one plan the benefits available under existing formal and informal equity compensation plans including the 2001 Stock Option Plan, the 2004 Restricted Stock Benefit Plan, the Officer Stock Benefit Plan and the Director Stock Compensation Plan. Subsequent to April 2006, the Company ceased awarding benefits under all pre-existing share-based benefit plans. All share-based payment awards after April 2006 will be made pursuant to the 2006 Equity Compensation Plan.
At June 30, 2006, the Company had $1,304 of unrecognized compensation cost related to share-based payment awards which is expected to be recognized over a weighted-average period of 0.8 years. The Company recorded compensation expense associated with share-based payments of $525 and $108 for the three month periods ended June 30, 2006 and 2005, respectively; and, $775 and $164 for the six months ended June 30, 2006 and 2005, respectively. The total weighted average fair value of stock options and restricted stock awards vested during the six months ended June 30, 2006 and 2005 was $429 and $443, respectively.
Stock Options
All options granted under the 2006 Equity Compensation Plan and 2001 Stock Option Plan have an exercise price equal to fair value at the date of grant, may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee and can be exercised for periods of up to ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.
The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. Weighted-average assumptions used in the option pricing model for the periods indicated are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Dividend yield	3.01%	3.05%	3.01%	3.05%
Expected volatility	5.60%	8.40%	5.88%	8.40%
Risk-free interest rate	5.01%	4.27%	4.51%	4.19%
Expected life of options (in years)	6.20	8.50	6.20	8.50
Weighted-average grant date fair value	$7.21	$6.96	$7.69	$6.06

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
The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options, beginning of period	837,145	$45.95
Granted	140,751	68.25
Exercised	(98,709)	42.83
Forfeited	(7,362)	59.05

Outstanding options, end of period	871,825	$49.80	6.34 years

Outstanding options exercisable, end of period	689,889	$46.78	5.66 years

At June 30, 2006, the Company had 738,404 shares available for future stock option grants to employees and directors under the 2006 Equity Compensation Plan. The aggregate intrinsic value of options outstanding and options exercisable were $21,536 and $19,127, respectively, as of June 30, 2006 and $15,694 and $13,505, respectively, as of June 30, 2005. The total intrinsic value of stock options exercised was $2,630 and $703 during the six months ended June 30, 2006 and 2005, respectively.
Net cash proceeds from the exercise of stock options were $2,307 and $784 for the six months ended June 30, 2006 and 2005, respectively. The Company receives a tax deduction generally equal to the excess of the fair value of common stock received pursuant to an option exercise over the exercise price of the option. Under SFAS 123R, tax benefits from the exercise of stock options are reported as financing cash flows in the consolidated statements of cash flows rather than as operating cash flows as was required under APB 25. For the six months ended June 30, 2006 and 2005, the Company recorded financing cash flows of $1,006 and $267, respectively, related to tax benefits from the exercise of stock options.
The following table summarizes the Company’s nonvested stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options, beginning of period	186,141	$5.50
Granted	97,616	5.93
Vested	(94,459)	5.32
Forfeited	(7,362)	5.63

Nonvested stock options, end of period	181,936	$5.75

Compensation expense related to stock options awards of $460 and $647 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three and six month periods ended June 30, 2006, respectively, and $47 and $47 for the three and six month periods ended June 30, 2005, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Restricted Stock

Common stock issued under the 2006 Equity Compensation Plan and the 2004 Restricted Stock Plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting period, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally three years). As of June 30, 2006, unearned stock-based compensation of $277 associated with these awards was included in common stock on the Company’s consolidated financial statements. Compensation expense related to restricted stock awards of $65 and $128 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three and six month periods ended June 30, 2006 and $61 and $117 for the three and six month period ended June 30, 2005, respectively.

The following table represents the shares that were granted and outstanding as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Restricted stock, beginning of period	10,500	11,000
Granted during the period ended	1,000	500
Forfeited during the period ended	—	(1,000)

Outstanding, end of period	11,500	10,500

(3)	Computation of Earnings per Share

Basic earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income basic and diluted	$16,137	12,880	32,271	24,839

Average outstanding shares-basic	8,104,670	7,964,416	8,106,570	7,967,125
Add: effect of dilutive stock options	173,020	150,987	175,282	138,593

Average outstanding shares-diluted	8,277,690	8,115,403	8,281,852	8,105,718

Basic earnings per share	$1.99	1.62	3.98	3.12

Diluted earnings per share	$1.95	1.59	3.90	3.06

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2006, commitments to extend credit to existing and new borrowers approximated $918,495, which includes $183,890 on unused credit card lines and $294,531 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2006, the Company had outstanding standby letters of credit of $99,374. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

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

Selected segment information for the three and six month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended June 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$46,901	40	(977)	45,964
Provision for loan losses	2,578	—	—	2,578

Net interest income (expense) after provision	44,323	40	(977)	43,386
Noninterest income:
External sources	16,162	3,905	(8)	20,059
Internal sources	—	3,375	(3,375)	—

Total noninterest income	16,162	7,280	(3,383)	20,059
Noninterest expense	34,757	5,564	(1,604)	38,717

Income (loss) before income taxes	25,728	1,756	(2,756)	24,728
Income tax expense (benefit)	9,024	695	(1,128)	8,591

Net income (loss)	$16,704	1,061	(1,628)	16,137

Depreciation and core deposit intangibles amortization	$3,517	—	61	3,578

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$41,772	23	(923)	40,872
Provision for loan losses	1,365	—	—	1,365

Net interest income (expense) after provision	40,407	23	(923)	39,507
Noninterest income:
External sources	14,333	3,288	118	17,739
Internal sources	—	3,489	(3,489)	—

Total noninterest income	14,333	6,777	(3,371)	17,739
Noninterest expense	34,124	4,940	(1,522)	37,542

Income (loss) before income taxes	20,616	1,860	(2,772)	19,704
Income tax expense (benefit)	7,231	738	(1,145)	6,824

Net income (loss)	$13,385	1,122	(1,627)	12,880

Depreciation and core deposit intangibles amortization	$3,765	—	61	3,826

	Six Months Ended June 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$93,387	71	(1,879)	91,579
Provision for loan losses	4,331	—	—	4,331

Net interest income (expense) after provision	89,056	71	(1,879)	87,248
Noninterest income:
External sources	31,363	7,533	283	39,179
Internal sources	—	6,912	(6,912)	—

Total noninterest income	31,363	14,445	(6,629)	39,179
Noninterest expense	69,412	10,751	(3,252)	76,911

Income (loss) before income taxes	51,007	3,765	(5,256)	49,516
Income tax expense (benefit)	17,920	1,488	(2,163)	17,245

Net income (loss)	$33,087	2,277	(3,093)	32,271

Depreciation and core deposit intangibles amortization	$7,002	—	122	7,124

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$81,922	40	(1,757)	80,205
Provision for loan losses	2,990	—	—	2,990

Net interest income (expense) after provision	78,932	40	(1,757)	77,215
Noninterest income:
External sources	27,646	6,630	309	34,585
Internal sources	1	6,894	(6,895)	—

Total noninterest income	27,647	13,524	(6,586)	34,585
Noninterest expense	67,134	9,802	(3,101)	73,835

Income (loss) before income taxes	39,445	3,762	(5,242)	37,965
Income tax expense (benefit)	13,814	1,491	(2,179)	13,126

Net income (loss)	$25,631	2,271	(3,063)	24,839

Depreciation and core deposit intangibles amortization	$7,484	—	122	7,606

(6)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $46,484 and $26,088 for interest during the six months ended June 30, 2006 and 2005, respectively. The Company paid cash for income taxes of $20,169 and $11,534 during the six months ended June 30, 2006 and 2005, respectively.

(7)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109”) (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company on January 1, 2007 with earlier adoption encouraged. The Company is currently evaluating the financial statement impact of adoption of FIN 48.

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
EXECUTIVE OVERVIEW
     During the first half of 2006, the Company remained focused on improving operating efficiency and identifying new opportunities to generate additional noninterest income. This strategy resulted in increased earnings during the three and six months ended June 30, 2006. Net income increased $3.3 million, or 25.3%, to $16.1 million, or $1.95 per diluted share, for the quarter ended June 30, 2006 as compared to $12.9 million, or $1.59 per diluted share, for the same period in 2005. During the six months ended June 30, 2006, net income increased $7.4 million, or 29.9%, to $32.3 million, or $3.90 per diluted share, as compared to $24.8 million, or $3.06 per diluted share, for the same period in the prior year. Quarter-to-date and year-to-date net interest income, on a fully taxable-equivalent basis, increased 12.5% and 14.2%, respectively, as compared to the same periods in 2005 partly due to growth in average earning assets. Average earning assets grew 12.3% and 11.6% and comprised a larger percentage of total assets during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. In addition, noninterest-bearing deposits and common equity comprised a larger share of the funding base during the first and second quarters of 2006, as compared to the same periods in 2005, allowing the Company to be less reliant on higher costing funding sources, such as time deposits, in the current year. Net income during the first and second quarters of 2006 was also positively impacted by lower expenses associated with discontinuation of operations at Wal-Mart in-store banking offices as described below; decreases in losses on sales of investment securities; increases in fee income resulting from debit card transaction volumes; and, increases in revenues from technology and financial services. Partially offsetting these improvements in net income were increases in provisions for loan losses and salaries, wages and employee benefit expenses.
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which requires all share-based payments to be recognized in the financial statements based on the fair value of the award at the date of grant. Adoption of SFAS No. 123R resulted in the recognition of compensation expense related to stock option and restricted stock awards, net of related income tax benefits, of $324 thousand and $479 thousand during the three and six months ended June 30, 2006, respectively.
     In January 2005, the Company made a strategic decision to discontinue the operation of nine banking offices located inside Wal-Mart stores. During 2005, operations at five of the nine Wal-Mart in-store banking offices were discontinued and customer loan and deposit accounts were transferred to existing banking offices located in the same communities. During January 2006, operations were discontinued and customers’ accounts were transferred at three of the four remaining Wal-Mart in-store banking offices and the final Wal-Mart in-store banking office was sold. The Company recorded expenses directly related to the discontinuation of operations of $23 thousand and $897 thousand during the six months ended June 30, 2006 and 2005, respectively.
     The Company has held a minority equity interest in an unconsolidated joint venture entity since 2001. In 2005, the entity engaged a financial advisor to explore strategic alternatives to maximize its equity value and a non-binding acquisition proposal was received. Although the 2005 acquisition proposal was never consummated, it could have resulted in an estimated gain to the Company of approximately $5.0 to $10.0 million. The entity has recently renewed its efforts to explore an acquisition transaction. Company management currently anticipates that the acquisition of the entity, should it occur, could result in a gain to the Company that may be substantially more than estimated in 2005. There can be no assurance, however, that the entity will receive an acceptable proposal or that an acquisition or similar transaction will be effected.
     On July 27, 2006, the Company’s Board of Directors passed a resolution to increase quarterly dividends to common shareholders to $0.61 per common share until further notice. Previously, dividends to common shareholders were $0.58 per common share each calendar quarter.

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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)	$3,190,310	60,191	7.57%	$2,830,362	46,865	6.64%
Investment securities (1)	1,029,513	11,840	4.61	864,639	8,811	4.09
Federal funds sold	31,393	414	5.29	76,704	568	2.97
Interest bearing deposits in banks	6,987	75	4.31	20,287	139	2.75

Total interest earning assets	4,258,203	72,520	6.83%	3,791,992	56,383	5.96%

Noninterest earning assets	442,759			458,597

Total assets	$4,700,962			$4,250,589

Interest earning liabilities:
Demand deposits	$833,357	3,572	1.72%	644,011	902	0.56%
Savings deposits	852,876	4,322	2.03	895,169	2,492	1.12
Time deposits	979,079	9,237	3.78	1,003,888	7,035	2.81
Federal funds purchased	45,954	575	5.02	2,954	22	2.99
Borrowings (2)	665,539	6,506	3.92	502,806	2,890	2.31
Long-term debt	54,912	525	3.83	63,176	670	4.25
Subordinated debenture	41,238	857	8.34	41,238	661	6.43

Total interest earning liabilities	3,472,955	25,594	2.96%	3,153,242	14,672	1.87%

Noninterest bearing deposits	821,248			751,042
Other noninterest bearing liabilities	41,955			33,388
Stockholders’ equity	364,804			312,917

Total liabilities and stockholders’ equity	$4,700,962			$4,250,589

Net FTE interest		$46,926			$41,711
Less FTE adjustments		(962)			(839)

Net interest income from consolidated statements of income		$45,964			$40,872

Interest rate spread			3.87%			4.09%

Net FTE yield on interest earning assets (3)			4.42%			4.41%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)	$3,124,848	116,290	7.50%	$2,785,427	90,514	6.55%
Investment securities (1)	997,887	22,660	4.58%	861,896	17,290	4.05
Federal funds sold	54,628	1,284	4.74%	77,327	1,057	2.76
Interest bearing deposits in banks	8,398	171	4.11%	24,844	304	2.47

Total interest earning assets	4,185,761	140,405	6.76%	3,749,494	109,165	5.87%

Noninterest earning assets	439,210			455,813

Total assets	$4,624,971			$4,205,307

Interest earning liabilities:
Demand deposits	$819,490	6,350	1.56%	$626,269	1,513	0.49%
Savings deposits	866,676	8,102	1.89	907,309	4,575	1.02
Time deposits	983,098	17,663	3.62	1,004,619	13,554	2.72
Federal funds purchased	23,278	582	5.04	1,482	22	2.99
Borrowings (2)	618,936	11,552	3.76	483,101	5,067	2.12
Long-term debt	54,692	1,040	3.83	63,551	1,314	4.17
Subordinated debenture	41,238	1,659	8.11	41,238	1,261	6.17

Total interest earning liabilities	3,407,408	46,948	2.78%	3,127,569	27,306	1.76%

Noninterest bearing deposits	815,185			734,113
Other noninterest bearing liabilities	42,305			31,053
Stockholders’ equity	360,073			312,572

Total liabilities and stockholders’ equity	$4,624,971			$4,205,307

Net FTE interest		$93,457			$81,859
Less FTE adjustments		(1,878)			(1,654)

Net interest income from consolidated statements of income		91,579			80,205

Interest rate spread			3.98%			4.11%

Net FTE yield on interest earning assets (3)			4.50%			4.40%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Although faced with a continuing yield-rate environment in which short-term interest rates are increasing faster than long-term interest rates, which typically constrains a bank’s ability to maintain its net interest margin, the Company’s net interest income, on a fully taxable equivalent (“FTE”) basis, increased $5.2 million, or 12.5%, to $46.9 million for the three months ended June 30, 2006 as compared to $41.7 million for the same period in 2005 and $11.6 million, or 14.2%, to $93.5 million for the six months ended June 30, 2006 as compared to $81.9 million for the same period in 2005. Improvements in FTE net interest income are primarily attributable to growth in average earning assets. Average earning assets grew 12.3% quarter-over-quarter and 11.6% year-over-year and comprised a larger percentage of total assets during the three and six months ended June 30, 2006, as compared to the same periods in 2005. In addition, free funding sources comprised a larger share of the funding base during the first and second quarters of 2006, as compared to the same periods in 2005, allowing the Company to be less reliant on higher costing funding sources in 2006.

     The FTE net yield on interest earning assets decreased 17 basis points to 4.42% for the three months ended June 30, 2006, as compared to 4.59% for the three months ended March 31, 2006, primarily the result of competitive pressure to raise deposit rates while yields on interest earning asset have increased at a slower pace. A partial restructure of the Company’s investment security portfolio in 2005 contributed to increases of 1 basis point and 10 basis points in FTE net yield during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005
     The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (“volume”) and estimated changes in average interest rates (“rate”). Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 Compared with 2005			2006 Compared with 2005
	Volume	Rate	Net	Volume	Rate	Net
Interest earnings assets:
Loans (1)	$5,960	7,366	13,326	10,999	14,777	25,776
Investment securities (1)	1,680	1,349	3,029	2,720	2,650	5,370
Interest bearing deposits in banks	(91)	27	(64)	(201)	68	(133)
Federal funds sold	(336)	182	(154)	(309)	536	227

Total change	7,213	8,924	16,137	13,209	18,031	31,240

Interest bearing liabiliites:
Demand deposits	265	2,405	2,670	466	4,371	4,837
Savings deposits	(118)	1,948	1,830	(204)	3,731	3,527
Time deposits	(174)	2,376	2,202	(290)	4,399	4,109
Federal funds purchased	320	233	553	323	237	560
Borrowings (2)	935	2,681	3,616	1,421	5,064	6,485
Long-term debt	(88)	(57)	(145)	(183)	(91)	(274)
Subordinated debenture held by subsidiary trust	—	196	196	—	398	398

Total change	1,140	9,782	10,922	1,533	18,109	19,642

Increase (decrease) in FTE net interest income	$6,073	(858)	5,215	11,676	(78)	11,598

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, revenues from financial services. Noninterest income increased $2.3 million, or 13.1%, to $20.1 million for the three months ended June 30, 2006 as compared to $17.7 million for the same period in 2005 and $4.6 million, or 13.3%, to $39.2 million for the six months ended June 30, 2006 as compared to $34.6 million for the same period in 2005. Significant components of these increases are discussed below.
     Other service charges, commissions and fees primarily includes debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $388 thousand, or 7.9%, to 5.3 million for the three months ended June 30, 2006 as compared to $4.9 million for the same period in 2005 and $918 thousand, or 9.5%, to $10.5 million for the six months ended June 30, 2006 as compared to $9.6 million for the same period in 2005 primarily due to additional fee income from higher volumes of debit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balances of loans serviced.
     Technology services revenues increased $617 thousand, or 18.8%, to $3.9 million for the three months ended June 30, 2006 as compared to $3.3 million for the same period in 2005 and $903 thousand, or 13.6%, to $7.5 million for the six months ended June 30, 2006 as compared to $6.6 million for the same period in 2005 primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.
     Financial services revenues, comprised principally of brokerage revenues and fees earned for management of trust assets, increased $628 thousand, or 29.2%, to $2.8 million for the three months ended June 30, 2006 as compared to $2.1 million for the same period in 2005 and $797 thousand, or 17.8%, for the six months ended June 30, 2006 to $5.3 million as compared to $4.5 million for the same period in 2005 primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust customers.

     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates impact income generated from the origination and sale of loans. Income from the origination and sale of loans increased $244 thousand, or 12.1%, to $2.3 million for the three months ended June 30, 2006 as compared to $2.0 million for the same period in 2005 and $326 thousand, or 8.6%, to $4.1 million for the six months ended June 30, 2006 as compared to $3.8 million for the same period in 2005 primarily due to strong demand for housing in the Company’s market areas.
     The Company recorded net losses of $4 thousand on sales of investment securities during the three months ended June 30, 2006 as compared to net losses on sales of $438 thousand for the same period in 2005 and net losses of $4 thousand during the six months ended June 30, 2006 as compared to net losses of $1.1 million during the same period in 2005. In 2005, lower yielding U.S. government agency securities were sold and the proceeds were reinvested in higher yielding mortgage-backed and U.S. government agency securities.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased less than 1% to $1.5 million during the three months ended June 30, 2006 as compared to the same period in 2005 and increased $465 thousand, or 16.5%, to $3.3 million for the six months ended June 30, 2006 as compared to $2.8 million for the same period in 2005 primarily due to increases in the cash surrender value of company-owned life insurance and higher check printing income. Additionally, the Company recorded an $85 thousand gain on the sale of a branch banking office in February 2006.
     Noninterest Expense. Noninterest expense increased $1.2 million, or 3.1%, to $38.7 million for the three months ended June 30, 2006 as compared to $37.5 million for the same period in 2005 and $3.1 million, or 4.2%, to $76.9 million for the six months ended June 30, 2006 as compared to $73.8 million for the same period in 2005. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $2.5 million, or 12.9%, to $21.5 million for the three months ended June 30, 2006 as compared to $19.1 million for the same period in 2005 and $4.2 million, or 10.9%, to $42.8 million for the six months ended June 30, 2006 as compared to $38.6 million for the same period in 2005 primarily due to inflationary wage increases and higher incentive bonus and profit sharing accruals. Also contributing to the increase in salaries, wages and employee benefits expense in the current year was the adoption of SFAS 123R on January 1, 2006. Under the provisions of SFAS No. 123R, the Company recognized compensation expense for stock option and restricted stock awards of $525 thousand and $775 thousand during the three and six months ended June 30, 2006, respectively, as compared to $108 thousand and $164 thousand during the same respective periods in 2005.
     Occupancy expense decreased $426 thousand, or 11.8%, to $3.2 million for the three months ended June 30, 2006 as compared to $3.6 million for the same period in 2005 and $294 thousand, or 4.2%, to $6.6 million for the six months ended June 30, 2006 as compared to $6.9 million for the same period in 2005. During 2005, the Company accelerated the depreciation of leasehold improvements at Wal-Mart in-store branch banking offices to the date of their expected closures resulting in additional expense in 2005.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization decreased $153 thousand, or 12.9%, to $1.0 million for the three months ended June 30, 2006 as compared to $1.2 million for the same period in 2005 and $381 thousand, or 16.1%, to $2.0 million for the six months ended June 30, 2006 as compared to $2.4 million for the same period in 2005.
     Other expenses include advertising and public relation costs; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses decreased $693 thousand, or 8.6%, to $7.4 million for the three months ended June 30, 2006 as compared to $8.1 million for the same period in 2005 and $792 thousand, or 5.3%, to $14.2 million for the six months ended June 30, 2006 as compared to $15.0 million for the same period in 2005. The quarter-over-quarter decrease is primarily due to fluctuations in impairment charges related to capitalized mortgage servicing rights. The Company reversed impairment of $218 thousand related to mortgage servicing rights during the three months ended June 30, 2006 as compared to impairment charges of $150 thousand recorded during the same period in 2005. In addition, the Company revised its credit card rewards program and reversed expense accruals of $290 thousand related to estimated reward redemption levels during second quarter 2006. Also contributing to the year-over-year decrease in other expense were lease termination and restoration expenses of $420 thousand associated with the discontinuation of operations at Wal-Mart in-store branch banking offices recorded during first quarter 2005.

     Income Tax Expense. The Company’s effective federal income tax rate was 30.8% and 30.6% for the six months ended June 30, 2006 and 2005, respectively. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. The Company’s effective state tax rate was 4.1% and 3.9% for the six months ended June 30, 2006 and 2005, respectively.
OPERATING SEGMENT RESULTS
     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three and six months ended June 30, 2006 and 2005, and the consolidated assets of the Company as of June 30, 2006 and December 31, 2005.
     The following table summarizes net income (loss) for each of the Company’s operating segments.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Community banking	$16,704	13,385	33,087	25,631
Technology services	1,061	1,122	2,277	2,271
Other	(1,628)	(1,627)	(3,093)	(3,063)

Total	16,137	12,880	32,271	24,839

     Net income from the Community Banking operating segment increased $3.8 million, or 24.8%, to $16.7 million for the three months ended June 30, 2006 as compared to $13.4 million for the same period in 2005 and $7.5 million, or 29.1%, to $33.1 million for the six months ended June 30, 2006 as compared to $25.6 million for the same period in 2005. Significant components of this increase are discussed in “Results of Operations” included herein.
FINANCIAL CONDITION
     Loans. Total loans increased $222 million, or 7.3%, to $3,257 million as of June 30, 2006 from $3,034 million as of December 31, 2005. All significant loan categories demonstrated organic growth during the first half of 2006 with the most significant growth occurring in real estate loans, which, in aggregate, constituted 61.8% of the total loan portfolio as of June 30, 2006 and 61.7% of the total loan portfolio as of December 31, 2005. Real estate loans increased $138 million, or 7.4%, to $2,012 million as of June 30, 2006 from $1,874 as of December 31, 2005, primarily due to increases in construction loans to residential real estate developers, the result of continued strong demand for housing in the Company’s market areas.
     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield possible, while meeting the Company’s risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $19 million, or 1.9%, to $1,001 million as of June 30, 2006 from $1,020 million as of December 31, 2005.
     The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2006, the Company had investment securities with fair values of $332 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $15 million as of June 30, 2006, and were primarily attributable to changes in interest rates. The Company recorded no impairment losses during the three or six months ended June 30, 2006 or 2005.
     Net Deferred Tax Asset. Net deferred tax asset of $11 million as of June 30, 2006 increased $7 million from $3 million as of December 31, 2005 primarily due to fluctuations in net unrealized losses on available-for-sale investment securities.
     Deposits. Total deposits decreased $8 million, or less than 1.0%, to $3,540 million as of June 30, 2006 from $3,548 million as of December 31, 2005. The Company has historically experienced seasonal declines in overall deposit growth during the first six months of the year. As of June 30, 2006, noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits comprised 24.3%, 23.6%, 23.7% and 28.4%, respectively, of total deposits as compared to 24.4%, 22.3%, 24.8% and 28.5%, respectively, as of December 31, 2005.

     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds for the Company. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $92 million, or 17.6%, to $610 million as of June 30, 2006 from $519 million as of December 31, 2005, primarily due to fluctuations in customer funds available for overnight investment.
     Other Borrowed Funds. Other borrowed funds increased $36 million to $43 million as of June 30, 2006 as compared to $7 million as of December 31, 2005 due to collateralized overnight advances from the Federal Home Loan Bank.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”).
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Non-performing loans:
Nonaccrual loans	$15,519	15,949	17,142	16,767	19,457
Accruing loans past due 90 days or more	7,674	4,375	1,001	2,716	2,668
Restructured loans	1,075	1,089	1,089	1,358	1,381

Total non-performing loans	24,268	21,413	19,232	20,841	23,506
OREO	558	806	1,091	728	1,290

Total non-performing assets	$24,826	22,219	20,323	21,569	24,796

Non-performing assets to total loans and OREO	0.76%	0.71%	0.67%	0.72%	0.86%

     Non-performing assets increased $5 million, or 22.2%, to $25 million as of June 30, 2006 as compared to $20 million as of December 31, 2005 primarily due to one adequately-collateralized commercial loan contractually past due 90 days and in the process of review for renewal.
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
     The provision for loan losses increased $1.2 million, or 88.9%, to $2.6 million for the three months ended June 30, 2006 as compared to $1.4 million for the same period in the prior year and $1.3 million, or 44.8% to $4.3 million for the six months ended June 30, 2006 as compared to $3.0 million for the same period in 2005 primarily due to downgrades of the internal risk classifications assigned to the loans of one residential real estate developer during second quarter 2006. The allowance for loan losses was $46 million, or 1.40% of total loans, as of June 30, 2006 as compared to $42 million, or 1.40% of total loans, at December 31, 2005.

     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Balance at beginning of period	$43,633	42,450	43,213	43,368	42,660
Provision charged to operating expense	2,578	1,753	1,482	1,375	1,365
Less loans charged off	(1,300)	(1,101)	(2,671)	(1,990)	(1,092)
Add back recoveries of loans previously charged off	810	531	426	460	435

Net loans charged-off	(490)	(570)	(2,245)	(1,530)	(657)

Balance at end of period	$45,721	43,633	42,450	43,213	43,368

Period end loans	$3,256,500	3,116,927	3,034,354	2,982,325	2,891,674
Average loans	3,190,310	3,059,385	2,998,797	2,929,238	2,830,362
Annualized net loans charged off to average loans	0.07%	0.08%	0.30%	0.21%	0.09%
Allowance to period end loans	1.40%	1.40%	1.40%	1.45%	1.50%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
   Capital Resources. A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings; dividends; sales and redemptions of common stock; changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities; and, changes in unrecognized compensation cost related to share-based payments. Exclusive of changes in unrealized holding gains or losses on available-for-sale investment securities, stockholders’ equity increased $23 million, or 6.5%, to $381 million as of June 30, 2006 from $358 million as of December 31, 2005 primarily due to retention of earnings. The Company paid aggregate cash dividends to stockholders of $8.8 million and $7.2 million during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, the Company and the Bank each exceeded the “well-capitalized” requirements established by the federal banking agencies.
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
     The Company’s primary sources of funding are core deposits, which are comprised of interest-bearing and noninterest-bearing demand deposits, savings, individual retirement accounts and certificates of deposit less than $100 thousand. Total core deposits represented approximately 90% of total deposits as of June 30, 2006 and December 31, 2005. Other funding sources available to the Company include time deposits of $100 thousand or more; brokered deposits; advances on the Company’s unsecured revolving term loan; short-term borrowings; the sale of loans; and, the issuance of collateralized borrowings such as FHLB advances, debt securities and preferred or common securities.
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
     The Company targets a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of June 30, 2006, the Company’s income simulation model predicted net interest income would decrease $2.6 million, or 1.4%, assuming a gradual 1% increase in short-term market interest rates and gradual 2% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $988 thousand, or less than 1%. This scenario predicts that, because interest rates on deposit accounts cannot decrease below 0%, interest expense will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4.
CONTROLS AND PROCEDURES
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) There were no unregistered sales of equity securities during the three months ended June 30, 2006.
     (b) Not applicable.
     (c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

April 2006	6,138	$71.00	0	Not Applicable
May 2006	5,565	73.43	0	Not Applicable
June 2006	10,592	74.50	0	Not Applicable

Total	22,295	$73.27	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.4% of the shares subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9.6% without such restrictions. The Company has a right of first refusal to repurchase the restricted stock. Additionally, restricted stock held by officers, directors and employees of the Company may be called by the Company under certain conditions. The Company has no obligation to purchase restricted or unrestricted stock, but has historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
                    None.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 5, 2006.
     (b) Six directors were elected to serve three year terms. Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Julie A. Scott and Jonathan R. Scott were elected as directors with terms expiring in 2009. The following directors remained in office: David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Homer A. Scott, Jr. with terms expiring in 2007; and, James W. Haugh, Robert L. Nance, Randall I. Scott, Thomas W. Scott, Michael J. Sullivan and Martin A. While with terms expiring in 2008.
     (c) The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

Matter	For	Against	Not Voted

Election of Directors
Nominees:
Jonathan R. Scott	7,124,505	57,915	—
Directors Continuing in Office:
Elouise C. Cobell	7,174,941	7,479	—
Richard A. Dorn	7,124,930	57,490	—
Lyle R. Knight	7,124,542	57,878	—
James R. Scott	7,124,980	57,440	—
Julie A. Scott	7,181,411	1,009	—

Approval of the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan	7,002,007	7,037	173,376

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

FIRST INTERSTATE BANCSYSTEM, INC.
Date August 2, 2006	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date August 2, 2006	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer