Form 10-Q
period 2006-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2006-11-01
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
The Registrant had 8,159,942 shares of common stock outstanding on September 30, 2006.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
 (Dollars in thousands, except share data)
 (Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$180,513	207,877
Federal funds sold	21,354	27,607
Interest bearing deposits in banks	5,360	5,493

Total cash and cash equivalents	207,227	240,977

Investment securities:
Available-for-sale	946,017	916,450
Held-to-maturity (estimated fair values of $106,088 as of September 30, 2006 and $104,305 as of December 31, 2005)	104,983	103,451

Total investment securities	1,051,000	1,019,901

Loans	3,288,470	3,034,354
Less allowance for loan losses	46,957	42,450

Net loans	3,241,513	2,991,904

Premises and equipment, net	119,796	120,438
Accrued interest receivable	34,046	26,104
Company-owned life insurance	64,071	62,547
Mortgage servicing rights, net of accumulated amortization and impairment reserve	23,708	22,116
Goodwill	37,380	37,390
Core deposit intangibles, net of accumulated amortization	473	1,204
Net deferred tax asset	6,199	3,285
Other assets	38,546	36,447

Total assets	$4,823,959	4,562,313

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$869,366	864,128
Interest bearing	2,746,697	2,683,462

Total deposits	3,616,063	3,547,590

Federal funds purchased	63,830	1,500
Securities sold under repurchase agreements	634,581	518,718
Accrued interest payable	16,408	13,185
Accounts payable and accrued expenses	28,852	28,086
Other borrowed funds	5,941	7,495
Long-term debt	28,564	54,654
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,435,477	4,212,466

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2006 or December 31, 2005	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,159,942 shares as of September 30, 2006 and 8,098,933 shares as of December 31, 2005	46,707	43,569
Retained earnings	350,416	314,843
Unearned compensation — restricted stock	—	(330)
Accumulated other comprehensive loss, net	(8,641)	(8,235)

Total stockholders’ equity	388,482	349,847

Total liabilities and stockholders’ equity	$4,823,959	4,562,313

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$64,495	51,801	180,094	141,840
Interest and dividends on investment securities:
Taxable	10,423	7,693	29,691	21,616
Exempt from Federal taxes	1,106	1,098	3,311	3,286
Interest on Federal funds sold	336	772	1,620	1,829
Interest on deposits in banks	56	59	227	363

Total interest income	76,416	61,423	214,943	168,934

Interest expense:
Interest on deposits	19,540	12,039	51,655	31,681
Interest on Federal funds purchased	852	1	1,434	23
Interest on securities sold under repurchase agreements	6,705	3,380	17,874	8,401
Interest on other borrowed funds	279	37	662	83
Interest on long-term debt	322	640	1,362	1,954
Interest on subordinated debenture held by subsidiary trust	916	709	2,575	1,970

Total interest expense	28,614	16,806	75,562	44,112

Net interest income	47,802	44,617	139,381	124,822
Provision for loan losses	2,029	1,375	6,360	4,365

Net interest income after provision for loan losses	45,773	43,242	133,021	120,457

Noninterest income:
Other service charges, commissions and fees	5,724	4,993	16,259	14,713
Service charges on deposit accounts	4,547	4,595	13,004	12,993
Technology services revenues	4,066	3,349	11,638	9,979
Financial services revenues	2,592	2,236	7,857	6,704
Income from origination and sale of loans	2,836	2,675	6,952	6,465
Investment securities gains (losses), net	27	(1,811)	23	(2,941)
Other income	1,586	1,526	4,824	4,338

Total noninterest income	21,378	17,563	60,557	52,251

Noninterest expense:
Salaries, wages and employee benefits	22,142	20,453	64,991	59,188
Furniture and equipment	4,050	3,907	12,116	11,908
Occupancy, net	3,264	3,212	9,901	10,143
Mortgage servicing rights amortization	955	1,190	2,934	3,550
Professional fees	851	766	2,246	2,058
Outsourced technology services	877	625	2,132	1,703
Core deposit intangible amortization	244	253	731	760
Other expenses	8,917	6,837	23,160	21,871

Total noninterest expense	41,300	37,243	118,211	111,181

Income before income taxes	25,851	23,562	75,367	61,527
Income tax expense	9,105	8,288	26,350	21,414

Net income	$16,746	15,274	49,017	40,113

Basic earnings per common share	$2.07	1.91	6.05	5.03

Diluted earnings per common share	$2.02	1.88	5.92	4.94

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
 (Dollars in thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated
	Common			compensation-	other	Total
	shares	Common	Retained	restricted	comprehensive	stockholders’
	outstanding	stock	earnings	stock	income (loss)	equity

Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847

Comprehensive income:
Net income		—	49,017	—	—	49,017
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $254		—	—	—	(392)	(392)
Less reclassification adjustment for gains included in net income, net of income tax expense of $9		—	—	—	(14)	(14)

Other comprehensive income						(406)

Total comprehensive income						48,611

Common stock transactions:
Common shares retired	(102,543)	(7,495)	—	—	—	(7,495)
Common shares issued	76,140	5,829	—	—	—	5,829
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 30,326 shares tendered in payment of option price and income tax withholding amounts	86,412	2,909	—	—	—	2,909
Stock option tax benefit		1,218	—	—	—	1,218

Stock-based compensation expense:
Stock-based compensation expense		1,007	—	—	—	1,007
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(330)	—	330	—	—
Cash dividends declared:
Common ($1.66 per share)		—	(13,444)	—	—	(13,444)

Balance at September 30, 2006	8,159,942	$46,707	350,416	—	(8,641)	388,482

Balance at December 31, 2004	7,980,300	$36,803	275,172	(425)	(3,224)	308,326

Comprehensive income:
Net income		—	40,113	—	—	40,113
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $2,600		—	—	—	(4,009)	(4,009)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $1,157		—	—	—	1,784	1,784

Other comprehensive income						(2,225)

Total comprehensive income						37,888

Common stock transactions:
Common shares retired	(38,007)	(2,354)	—	—	—	(2,354)
Common shares issued	100,152	6,496	—	—	—	6,496
Restricted shares issued	1,500	87	—	(87)	—	—
Restricted shares cancelled	(1,000)	(65)	—	65	—	—
Stock options exercised, net of 10,447 shares tendered in payment of option price and income tax withholding amounts	54,545	2,110	—	—	—	2,110
Stock option tax benefit		517	—	—	—	517

Restricted stock remeasurement & amortization		101	—	79	—	180

Cash dividends declared:
Common ($1.38 per share)		—	(10,997)	—	—	(10,997)

Balance at September 30, 2005	8,097,490	$43,695	304,288	(368)	(5,449)	342,166

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Dollars in thousands)
 (Unaudited)

	For the nine months
	ended September 30,
	2006	2005
Cash flows from operating activities:

Net income	$49,017	40,113
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	83	(418)
Provision for loan losses	6,360	4,365
Depreciation	9,979	10,409
Amortization of core deposit intangibles	731	760
Amortization of mortgage servicing rights	2,934	3,550
Net premium amortization (discount accretion) on investment securities	(5,200)	264
Net (gain) loss on sale of investment securities	(23)	2,941
Net gain on sale of property and equipment	(45)	(12)
Net impairment charges (reversals) on mortgage servicing rights	266	(1,312)
Net increase in cash surrender value of company-owned life insurance	(1,524)	(1,330)
Write-down of property assets pending sale/disposal	81	21
Stock-based compensation expense	1,007	227
Excess tax benefits from stock-based compensation	(1,218)	(517)
Deferred income taxes	(2,650)	194
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	(8,180)	261
Increase in interest receivable	(7,944)	(6,362)
Increase in other assets	(2,829)	(2,101)
Increase in accrued interest payable	3,235	1,969
Increase in accounts payable and accrued expenses	1,984	10,572

Net cash provided by operating activities	46,064	63,594

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(11,545)	(9,281)
Available-for-sale	(3,046,742)	(1,056,907)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	9,857	4,934
Available-for-sale	3,011,747	835,670
Proceeds from sales of available-for-sale investment securities	10,132	197,935
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	5	177
Purchases and originations of mortgage servicing rights	(4,806)	(5,186)
Extensions of credit to customers, net of repayments	(250,324)	(248,705)
Recoveries of loans charged-off	1,870	1,487
Proceeds from sales of other real estate	701	2,943
Capital contributions to joint ventures	—	(2,800)
Net capital expenditures	(9,307)	(6,099)
Sale of banking office, net of cash	(2,547)	—

Net cash used in investing activities	(290,959)	(285,832)

(Continued)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	71,550	155,434
Net increase in federal funds purchased	62,330	—
Net increase in repurchase agreements	115,863	45,570
Net decrease in other borrowed funds	(1,554)	(1,560)
Borrowings of long-term debt	3,100	11,500
Repayments of long-term debt	(29,190)	(16,409)
Net decrease in debt issuance costs	29	30
Proceeds from issuance of common stock	8,738	8,606
Excess tax benefits from stock-based compensation	1,218	517
Payments to retire common stock	(7,495)	(2,354)
Dividends paid on common stock	(13,444)	(10,997)

Net cash provided by financing activities	211,145	190,337

Net increase (decrease) in cash and cash equivalents	(33,750)	(31,901)
Cash and cash equivalents at beginning of period	240,977	355,908

Cash and cash equivalents at end of period	$207,227	324,007

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2006 and December 31, 2005 and the results of operations and cash flows for each of the three and nine month periods ended September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2006 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)	Stock-Based Compensation

General

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method of transition. Under the modified prospective method of transition, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Compensation expense recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting SFAS 123R.

As a result of adopting SFAS 123R, the Company recorded compensation expense related to share-based payments of $232 and $1,007 during the three and nine months ended September 30, 2006, respectively, and recognized income tax benefits on share-based payments of $89 and $384 for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, the Company had $1,096 of unrecognized compensation cost related to unvested share-based payments that is expected to be recognized over a weighted-average period of 0.8 years.

The following table sets forth pro forma net income and earnings per share for the three and nine months ended September 30, 2005, assuming the adoption of SFAS 123R as of January 1, 2005, during which the fair value based method was not used to account for share-based compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$15,274	40,113

Deduct: total share-based employee compensation expense determined under a fair value method for all awards, net of taxes	(107)	(332)

Pro forma net income	$15,167	39,781

Basic earnings per share	$1.91	5.03
Pro forma basic earnings per share	$1.90	4.99

Diluted earnings per share	$1.88	4.94
Pro forma diluted earnings per share	$1.86	4.90

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock Options
In May 2006, the Company’s Board of Directors adopted and shareholders approved the 2006 Equity Compensation Plan (the “Plan”). The Plan consolidates into one plan the benefits available under existing formal and informal equity compensation plans including the 2001 Stock Option Plan, the 2004 Restricted Stock Benefit Plan, the Officer Stock Benefit Plan and the Director Stock Compensation Plan. Subsequent to April 2006, the Company ceased awarding benefits under all pre-existing share-based benefit plans. All share-based awards after April 2006 will be made pursuant to the Plan. At September 30, 2006, there were 738,404 shares available for future grant under the Plan.
All options granted under the Company’s stock option plans have an exercise price equal to the minority appraised value of the Company’s common stock at the date of grant, and are subject to vesting and exercise periods as determined by the Company’s Board of Directors or Compensation Committee. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock and provides the Company a right to call some or all of the stock under certain conditions.
Compensation expense related to stock option awards of $163 and $810 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three and nine month periods ended September 30, 2006, respectively. Compensation expense related to stock option awards of $70 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the nine months ended September 30, 2005. No compensation expense related to stock option awards was recorded during third quarter 2005.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following table presents the weighted average fair values and related assumptions used in the option pricing model for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	3.16%	2.90%	3.01%	3.05%
Expected volatility	5.20%	8.40%	5.87%	8.40%
Risk-free interest rate	4.75%	4.13%	4.51%	4.19%
Expected life of options (in years)	6.20	8.50	6.20	8.50
Weighted-average grant date fair value	$6.52	$7.38	$5.94	$6.06
Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on U.S. treasury constant maturity yield at grant date for treasury securities with maturities approximating the expected life of options granted. The Company has elected to use the “simplified” method to estimate expected life until its analysis of historical exercise and post-vesting employment termination behaviors is refined. Expected volatility is based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options in 2006 and the contractual option term in 2005.
The following table summarizes all activity with respect to stock options granted under the Company’s stock option plans for the nine months ended September 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options, beginning of period	837,145	$45.95
Granted	141,951	68.28
Exercised	(116,738)	43.20
Forfeited	(8,899)	59.32

Outstanding options, end of period	853,459	$49.91	6.12 years

Outstanding options exercisable, end of period	672,310	$46.83	5.43 years

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The total intrinsic value of options exercised was $556 and $3,186 during the three and nine months ended September 30, 2006, respectively; and, $651 and $1,351 during the three and nine months ended September 30 2005, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $212 and $1,218 for the three and nine months ended September 30, 2006. The tax benefit is reflected in financing activities in the accompanying Consolidated Statement of Cash Flows. Cash received from stock option exercises during the three and nine months ended September 30, 2006 was $602 and $2,909, respectively.
The following table summarizes the Company’s nonvested stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options, beginning of period	186,141	$5.50
Granted	98,516	5.84
Vested	(94,609)	5.39
Forfeited	(8,899)	5.63

Nonvested stock options, end of period	181,149	$5.75

The total fair value of stock options vested during the three and nine months ended September 30, 2006 was $7 and $512, respectively; and, $1 and $444 for the three and nine months ended September 30, 2005, respectively.
Restricted Stock
Common stock issued under the Company’s restricted stock plans may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting period, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. The unearned share-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally three years). As of September 30, 2006, unearned share-based compensation of $207 associated with these awards was included in common stock on the Company’s consolidated financial statements. Compensation expense related to restricted stock awards of $69 and $197 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three and nine month periods ended September 30, 2006, respectively. Compensation expense related to restricted stock awards of $63 and $180 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the three and nine month periods ended September 30, 2005, respectively.
The following table presents information on the Company’s restricted shares as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Restricted stock, beginning of period	10,500	11,000
Granted during the period ended	1,000	500
Forfeited during the period ended	—	(1,000)

Outstanding, end of period	11,500	10,500

(3)	Computation of Earnings per Share

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income basic and diluted	$16,746	15,274	49,017	40,113

Average outstanding shares-basic	8,093,287	7,981,356	8,102,093	7,971,921
Add: effect of dilutive stock options	198,792	153,525	182,429	143,625

Average outstanding shares-diluted	8,292,079	8,134,881	8,284,522	8,115,546

Basic earnings per share	$2.07	1.91	6.05	5.03

Diluted earnings per share	$2.02	1.88	5.92	4.94

(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2006, commitments to extend credit to existing and new borrowers approximated $1,026,583, including $295,568 on unused credit card lines and $284,750 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2006, the Company had outstanding standby letters of credit of $86,456. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(5)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $72,339 and $42,143 for interest during the nine months ended September 30, 2006 and 2005, respectively. The Company paid cash for income taxes of $30,132 and $17,597 during the nine months ended September 30, 2006 and 2005, respectively.

(6)	Segment Reporting

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Selected segment information for the three and nine month periods ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$48,775	47	(1,020)	47,802
Provision for loan losses	2,029	—	—	2,029

Net interest income (expense) after provision	46,746	47	(1,020)	45,773
Noninterest income:
External sources	17,138	4,105	135	21,378
Internal sources	—	3,157	(3,157)	—

Total noninterest income	17,138	7,262	(3,022)	21,378
Noninterest expense	36,581	6,036	(1,317)	41,300
Income (loss) before income taxes	27,303	1,273	(2,725)	25,851
Income tax expense (benefit)	9,718	504	(1,117)	9,105

Net income (loss)	$17,585	769	(1,608)	16,746

Depreciation and core deposit intangibles amortization	$3,524	—	62	3,586

	Three Months Ended September 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$45,532	29	(944)	44,617
Provision for loan losses	1,375	—	—	1,375

Net interest income (expense) after provision	44,157	29	(944)	43,242
Noninterest income:
External sources	13,933	3,350	280	17,563
Internal sources	—	3,460	(3,460)	—

Total noninterest income	13,933	6,810	(3,180)	17,563
Noninterest expense	33,652	4,949	(1,358)	37,243

Income (loss) before income taxes	24,438	1,890	(2,766)	23,562
Income tax expense (benefit)	8,689	744	(1,145)	8,288

Net income (loss)	$15,749	1,146	(1,621)	15,274

Depreciation and core deposit intangibles amortization	$3,502	—	61	3,563

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$142,162	118	(2,899)	139,381
Provision for loan losses	6,360	—	—	6,360

Net interest income (expense) after provision	135,802	118	(2,899)	133,021
Noninterest income:
External sources	48,501	11,638	418	60,557
Internal sources	—	10,069	(10,069)	—

Total noninterest income	48,501	21,707	(9,651)	60,557
Noninterest expense	105,993	16,787	(4,569)	118,211

Income (loss) before income taxes	78,310	5,038	(7,981)	75,367
Income tax expense (benefit)	27,638	1,992	(3,280)	26,350

Net income (loss)	$50,672	3,046	(4,701)	49,017

Depreciation and core deposit intangibles amortization	$10,526	—	184	10,710

	Nine Months Ended September 30, 2005
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$127,454	69	(2,701)	124,822
Provision for loan losses	4,365	—	—	4,365

Net interest income (expense) after provision	123,089	69	(2,701)	120,457
Noninterest income:
External sources	41,682	9,980	589	52,251
Internal sources	1	10,354	(10,355)	—

Total noninterest income	41,683	20,334	(9,766)	52,251
Noninterest expense	100,889	14,751	(4,459)	111,181

Income (loss) before income taxes	63,883	5,652	(8,008)	61,527
Income tax expense (benefit)	22,503	2,235	(3,324)	21,414

Net income (loss)	$41,380	3,417	(4,684)	40,113

Depreciation and core deposit intangibles amortization	$10,986	—	183	11,169

(7)	Recent Accounting Pronouncements

During February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. The Company is currently evaluating the financial statement impact of adoption of SFAS No. 155.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires recognition of servicing assets or servicing liabilities each time an entity undertakes an obligation to service a financial asset; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and, permits an entity to choose either to (1) amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, (2) measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At its initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting exposure to changes in fair value of servicing assets or servicing liabilities subsequently being measured at fair value. SFAS No. 156 requires separate financial statement presentation of servicing assets and servicing liabilities subsequently measured at fair value and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for the Company on January 1, 2007. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109)” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 requires the Company to recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company on January 1, 2007 with earlier adoption encouraged. The Company is currently evaluating the financial statement impact of adoption of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans, other than multiemployer plans, as assets or liabilities on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for the Company as of December 31, 2007, with earlier adoption encouraged. The Company does not expect adoption of SFAS No. 158 on December 31, 2007, to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-4.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the financial statement impact of adoption of EITF 06-5.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) providing guidance for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a company is required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, using both a “rollover” and “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement, ignoring the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. If either method results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors, the financial statements must be adjusted. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 with earlier application encouraged. Prior period financial statements may be restated when first applying the guidance in SAB 108; however, restatement is not required if either the rollover or iron curtain approach was properly applied during prior periods. If prior periods are not restated, the cumulative effect of the initial application of SAB 108 should be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. The nature and amount of each individual error being corrected in the cumulative adjustment should be disclosed. The Company does not expect application of SAB 108 to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Imprecision in estimating these factors can impact the amount of revenue or loss recorded in the Company’s financial statements. Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the methodology used to determine fair value of mortgage servicing rights.
EXECUTIVE OVERVIEW
     During 2006, the Company has remained focused on improving operating efficiency and identifying opportunities to generate additional noninterest income. This strategy has resulted in increased earnings during the three and nine months ended September 30, 2006. Net income increased $1.5 million, or 9.6%, to $16.7 million, or $2.02 per diluted share, for the quarter ended September 30, 2006, as compared to $15.3 million, or $1.88 per diluted share, for the same period in 2005. During the nine months ended September 30, 2006, net income increased $8.9 million, or 22.2%, to $49.0 million, or $5.92 per diluted share, as compared to $40.1 million, or $4.94 per diluted share, for the same period in the prior year. Quarter-to-date and year-to-date net interest income, on a fully taxable-equivalent basis, increased 7.3% and 11.7%, respectively, as compared to the same periods in 2005, primarily due to growth in average earning assets. Average earning assets grew 10.2% and 11.1% and comprised a larger percentage of total assets during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. In addition, interest-free funding sources, including noninterest-bearing deposits, other liabilities and common equity, contributed an additional $98 million and $126 million during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, allowing the Company to be slightly less reliant on higher costing funding sources in 2006. Also contributing to quarter-to-date and year-to-date improvements in net income during 2006, as compared to 2005, were reductions in expenses associated with discontinuation of operations at Wal-Mart in-store banking offices described below; decreases in net losses on sales of investment securities; increases in fee income from higher debit and credit card transaction volumes; and, increases in revenues from technology and financial services. Improvements in current year net income as compared to prior year were partially offset by higher provisions for loan losses; inflationary increases in salaries, wages and employee benefit expenses; increases in share-based compensation expenses; and, recognition of impairment of capitalized mortgage servicing rights.
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which requires all share-based payments to be recognized in the financial statements based on the fair value of the award at the date of grant. Adoption of SFAS No. 123R resulted in the recognition of compensation expense related to stock option and restricted stock awards, net of related income tax benefits, of $143 thousand and $623 thousand during the three and nine months ended September 30, 2006, respectively.
     The Company has held a minority equity interest in an unconsolidated joint venture entity since 2001. The entity is currently exploring an acquisition transaction that, should it occur, could result in a substantial gain to the Company. There can be no assurance, however, that the entity will receive an acceptable proposal or that an acquisition or similar transaction will be effected.
     The Company acts as transfer agent solely for its own common stock. In August 2006, the Company received an examination report on its transfer agent function from the Federal Reserve Bank noting certain operating deficiencies. Additionally, in October 2006, the Securities and Exchange Commission commenced an examination of the Company’s transfer agent function and indicated that a deficiency letter will be issued in the near future. Company management has corrected or is in the process of correcting the deficiencies identified by the Federal Reserve Bank and will correct any additional deficiencies identified by the Securities and Exchange Commission promptly upon notification.
     During first quarter 2005, the Company made a strategic decision to discontinue the operation of nine banking offices located inside Wal-Mart stores. During 2005, operations at five of the nine Wal-Mart in-store banking offices were discontinued and customer loan and deposit accounts were transferred to existing banking offices located in the same communities. During January 2006, operations were discontinued and customers’ accounts were transferred at three of the four remaining Wal-Mart in-store banking offices and the final Wal-Mart in-store banking office was sold. The Company recorded expenses directly related to the discontinuation of operations of $23 thousand and $952 thousand during the nine months ended September 30, 2006 and 2005, respectively.

RESULTS OF OPERATIONS
     Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Interest-free funding sources, such as demand deposits and stockholders’ equity, also support earning assets. The impact of interest-free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets.
     The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)	$3,272,203	64,845	7.86%	$2,929,238	52,021	7.05%
Investment securities (1)	1,015,254	12,126	4.74	894,369	9,382	4.16
Federal funds sold	23,588	336	5.65	85,949	772	3.56
Interest bearing deposits in banks	5,288	56	4.20	7,623	59	3.07

Total interest earning assets	4,316,333	77,363	7.11%	3,917,179	62,234	6.30%

Noninterest earning assets	451,266			452,542

Total assets	$4,767,599			$4,369,721

Interest bearing liabilities:
Demand deposits	$852,222	4,384	2.04%	671,064	1,284	0.76%
Savings deposits	836,409	4,570	2.17	903,279	2,999	1.32
Time deposits	1,017,549	10,586	4.13	1,016,270	7,756	3.03
Federal funds purchased	63,727	852	5.30	70	1	3.29
Borrowings (2)	662,144	6,984	4.18	508,627	3,417	2.67
Long-term debt	29,247	322	4.37	62,124	640	4.09
Subordinated debenture	41,238	916	8.81	41,238	709	6.82

Total interest bearing liabilities	3,502,536	28,614	3.24%	3,202,672	16,806	2.08%

Noninterest bearing deposits	852,144			800,332
Other noninterest bearing liabilities	43,939			35,543
Stockholders’ equity	368,980			331,174

Total liabilities and stockholders’ equity	$4,767,599			$4,369,721

Net FTE interest		$48,749			$45,428
Less FTE adjustments		(947)			(811)

Net interest income from consolidated statements of income		$47,802			$44,617

Interest rate spread			3.87%			4.22%

Net FTE yield on interest earning assets (3)			4.48%			4.60%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)	$3,173,966	181,134	7.63%	$2,833,364	142,535	6.73%
Investment securities (1)	1,003,676	34,786	4.63%	872,720	26,672	4.09
Federal funds sold	44,281	1,620	4.89%	80,201	1,829	3.05
Interest bearing deposits in banks	7,361	227	4.12%	19,104	363	2.54

Total interest earning assets	4,229,284	217,767	6.88%	3,805,389	171,399	6.02%
Noninterest earning assets	443,229			454,723

Total assets	$4,672,513			$4,260,112

Interest bearing liabilities:
Demand deposits	$830,400	10,734	1.73%	$641,200	2,798	0.58%
Savings deposits	856,586	12,673	1.98	905,966	7,574	1.12
Time deposits	994,582	28,248	3.84	1,008,502	21,309	2.82
Federal funds purchased	36,761	1,434	5.22	1,012	23	3.04
Borrowings (2)	633,338	18,536	3.91	491,610	8,484	2.31
Long-term debt	46,211	1,362	3.94	63,073	1,954	4.14
Subordinated debenture	41,238	2,575	8.35	41,238	1,970	6.39

Total interest bearing liabilities	3,439,116	75,562	2.94%	3,152,601	44,112	1.87%

Noninterest bearing deposits	827,505			756,186
Other noninterest bearing liabilities	72,850			32,553
Stockholders’ equity	363,042			318,772

Total liabilities and stockholders’ equity	$4,702,513			$4,260,112

Net FTE interest		$142,205			$127,287
Less FTE adjustments		(2,824)			(2,465)

Net interest income from consolidated statements of income		139,381			124,822

Interest rate spread			3.95%			4.15%

Net FTE yield on interest earning assets (3)			4.50%			4.15%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent (“FTE”) basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Although faced with a continuing yield-rate environment in which short-term interest rates are higher than long-term interest rates, which typically constrains a bank’s ability to maintain its net interest margin, the Company’s net interest income, on a fully taxable equivalent (“FTE”) basis, increased $3.3 million, or 7.3%, to $48.7 million for the three months ended September 30, 2006 as compared to $45.4 million for the same period in 2005 and $14.9 million, or 11.7%, to $142.2 million for the nine months ended September 30, 2006 as compared to $127.3 million for the same period in 2005. Improvements in FTE net interest income are primarily attributable to growth in average earning assets. Average earning assets grew 10.2% quarter-over-quarter and 11.1% year-over-year and comprised a larger percentage of total assets during the three and nine months ended September 30, 2006, as compared to the same periods in 2005. In addition, interest-free funding sources contributed more to the funding base during the three and nine months ended September 2006, as compared to the same periods in 2005, allowing the Company to be slightly less reliant on higher costing funding sources in 2006.

     The FTE net yield on interest earning assets decreased 12 basis points to 4.48% for the three months ended September 30, 2006, as compared to 4.60% for the same period in 2005, primarily the result of competitive pressure to raise deposit rates while yields on interest earning assets have increased at a slower pace. The FTE net yield on interest earning assets increased 3 basis points to 4.50% for the nine months ended September 30, 2006, as compared to 4.47% for the same period in 2005 primarily due to the contribution of interest-free funding sources.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 Compared with 2005			2006 Compared with 2005
	Volume	Rate	Net	Volume	Rate	Net

Interest earnings assets:
Loans(1)	$6,091	6,733	12,824	17,134	21,465	38,599
Investment securities(1)	1,268	1,476	2,744	4,002	4,112	8,114
Interest bearing deposits in banks	(18)	15	(3)	(223)	87	(136)
Federal funds sold	(560)	124	(436)	(819)	610	(209)

Total change	6,781	8,348	15,129	20,094	26,274	46,368

Interest bearing liabilities:
Demand deposits	347	2,753	3,100	826	7,110	7,936
Savings deposits	(222)	1,793	1,571	(413)	5,512	5,099
Time deposits	10	2,820	2,830	(294)	7,233	6,939
Federal funds purchased	527	324	851	812	599	1,411
Borrowings (2)	1,031	2,536	3,567	2,446	7,606	10,052
Long-term debt	(339)	21	(318)	(522)	(70)	(592)
Subordinated debenture held by subsidiary trust	—	207	207	—	605	605

Total change	1,354	10,454	11,808	2,855	28,595	31,450

Increase (decrease) in FTE net interest income	$5,427	(2,106)	3,321	17,239	(2,321)	14,918

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. The Company’s principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, revenues from financial services. Noninterest income increased $3.8 million, or 21.7%, to $21.4 million for the three months ended September 30, 2006 as compared to $17.6 million for the same period in 2005 and $8.3 million, or 15.9%, to $60.6 million for the nine months ended September 30, 2006 as compared to $52.3 million for the same period in 2005. Significant components of these increases are discussed below.
     Other service charges, commissions and fees primarily includes debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $731 thousand, or 14.6%, to 5.7 million for the three months ended September 30, 2006 as compared to $5.0 million for the same period in 2005 and $1.5 million, or 10.5%, to $16.3 million for the nine months ended September 30, 2006, as compared to $14.7 million for the same period in 2005, primarily due to additional fee income from higher volumes of debit and credit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balances of loans serviced.
     Technology services revenues increased $717 thousand, or 21.4%, to $4.1 million for the three months ended September 30, 2006 as compared to $3.3 million for the same period in 2005 and $1.7 million, or 16.6%, to $11.6 million for the nine months ended September 30, 2006, as compared to $10.0 million for the same period in 2005, primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.

     Financial services revenues, comprised principally of brokerage revenues and fees earned for management of trust assets, increased $356 thousand, or 15.9%, to $2.6 million for the three months ended September 30, 2006 as compared to $2.2 million for the same period in 2005 and $1.2 million, or 17.2%, to $7.9 million for the nine months ended September 30, 2006, as compared to $6.7 million for the same period in 2005, primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust customers.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates impact income generated from the origination and sale of loans. Income from the origination and sale of loans increased $161 thousand, or 6.0%, to $2.8 million for the three months ended September 30, 2006, as compared to $2.7 million for the same period in 2005, and $487 thousand, or 7.5%, to $7.0 million for the nine months ended September 30, 2006, as compared to $6.5 million for the same period in 2005, primarily due to strong demand for housing in the Company’s market areas.
     The Company recorded net gains of $27 thousand on sales of investment securities during the three months ended September 30, 2006 as compared to net losses on sales of $1.8 million for the same period in 2005 and net gains of $23 thousand during the nine months ended September 30, 2006, as compared to net losses of $2.9 million during the same period in 2005. In 2005, the Company partially restructured its investment security portfolio by selling lower yielding U.S. government agency securities and reinvesting the proceeds in higher yielding mortgage-backed and U.S. government agency securities.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $60 thousand, or 3.9%, to $1.6 million during the three months ended September 30, 2006, as compared to $1.5 million during the same period in 2005, and increased $486 thousand, or 11.2%, to $4.8 million for the nine months ended September 30, 2006, as compared to $4.3 million for the same period in 2005, primarily due to increases in the cash surrender value of company-owned life insurance and higher check printing income. Additionally, the Company recorded an $85 thousand gain on the sale of a branch banking office in February 2006.
     Noninterest Expense. Noninterest expense increased $4.1 million, or 10.9%, to $41.3 million for the three months ended September 30, 2006, as compared to $37.2 million for the same period in 2005, and $7.0 million, or 6.3%, to $118.2 million for the nine months ended September 30, 2006, as compared to $111.2 million for the same period in 2005. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $1.7 million, or 8.3%, to $22.1 million for the three months ended September 30, 2006, as compared to $20.5 million for the same period in 2005, and $5.8 million, or 9.8%, to $65.0 million for the nine months ended September 30, 2006, as compared to $59.2 million for the same period in 2005, primarily due to inflationary wage increases and higher incentive bonus and profit sharing accruals. Also contributing to the increase in salaries, wages and employee benefits expense in the current year was the adoption of SFAS 123R on January 1, 2006. Under the provisions of SFAS No. 123R, the Company recognized compensation expense for stock option and restricted stock awards of $232 thousand and $1.0 million during the three and nine months ended September 30, 2006, respectively, as compared to $63 thousand and $227 thousand during the same respective periods in 2005.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization decreased $235 thousand, or 19.7%, to $955 thousand for the three months ended September 30, 2006, as compared to $1.2 million for the same period in 2005, and $616 thousand, or 17.4%, to $2.9 million for the nine months ended September 30, 2006, as compared to $3.6 million for the same period in 2005.
     Other expenses include advertising and public relation costs; office supply, postage, freight, telephone and travel expenses; other losses; and, impairment charges or reversals related to capitalized mortgage servicing rights and long-lived assets pending disposition. Other expenses increased $2.1 million, or 30.4%, to $8.9 million for the three months ended September 30, 2006, as compared to $6.8 million for the same period in 2005, and $1.3 million, or 5.9%, to $23.2 million for the nine months ended September 30, 2006, as compared to $21.9 million for the same period in 2005, primarily due to fluctuations in impairment charges related to capitalized mortgage servicing rights. The Company recorded impairment charges of $654 thousand and $266 thousand related to mortgage servicing rights during the three and nine months ended September 30, 2006, respectively, as compared to impairment reversals of $985 thousand and $1.3 million recorded during the same respective periods in 2005.
     Income Tax Expense. The Company’s effective federal income tax rate was 30.9% and 30.8% for the nine months ended September 30, 2006 and 2005, respectively. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. The Company’s effective state tax rate was 4.1% and 4.0% for the nine months ended September 30, 2006 and 2005, respectively.

OPERATING SEGMENT RESULTS
     The Company’s primary operating segment is Community Banking. The Community Banking segment represented over 90% of the combined revenues and income of the Company during the three and nine months ended September 30, 2006 and 2005, and the consolidated assets of the Company as of September 30, 2006 and December 31, 2005.
     The following table summarizes net income (loss) for each of the Company’s operating segments:
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Community banking	$17,585	15,749	50,672	41,380
Technology services	769	1,146	3,046	3,417
Other	(1,608)	(1,621)	(4,701)	(4,684)

Total	16,746	15,274	49,017	40,113

     Net income from the Community Banking operating segment increased $1.8 million, or 11.7%, to $17.6 million for the three months ended September 30, 2006 as compared to $15.7 million for the same period in 2005 and $9.3 million, or 22.5%, to $50.7 million for the nine months ended September 30, 2006 as compared to $41.4 million for the same period in 2005. Significant components of this increase are discussed in “Results of Operations” included herein.
FINANCIAL CONDITION
     Loans. Total loans increased $254 million, or 8.4%, to $3,288 million as of September 30, 2006, from $3,034 million as of December 31, 2005. All significant loan categories demonstrated organic growth during the first three quarters of 2006, with the most significant growth occurring in real estate loans, which, in aggregate, constituted 62.6% of the total loan portfolio as of September 30, 2006 and 61.7% of the total loan portfolio as of December 31, 2005. Real estate loans increased $183 million, or 9.8%, to $2,057 million as of September 30, 2006 from $1,874 as of December 31, 2005, primarily due to increases in construction loans to residential real estate developers, the result of continued strong demand for housing in the Company’s market areas.
     Investment Securities. The Company’s investment portfolio is managed to attempt to obtain the highest yield possible, while meeting the Company’s risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $31 million, or 3.0%, to $1,051 million as of September 30, 2006, from $1,020 million as of December 31, 2005.
     The Company evaluates its investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2006, the Company had investment securities with fair values of $501 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $13 million as of September 30, 2006, and were attributable to changes in interest rates. The Company recorded no impairment losses during the three or nine months ended September 30, 2006 or 2005.
     Net Deferred Tax Asset. The net deferred tax asset increased $3 million to $6 million as of September 30, 2006, from $3 million as of December 31, 2005, primarily due to higher loan loss provisions in 2006, which are not deductible currently for income tax purposes, and differences in timing of depreciation expense for financial statement and income tax purposes.
     Deposits. Total deposits increased $68 million, or 1.9%, to $3,616 million as of September 30, 2006, from $3,548 million as of December 31, 2005. All deposit categories demonstrated organic growth during the nine months ended September 30, 2006, with the exception of savings deposits which decreased less than 1.0% from December 31, 2005. As of September 30, 2006, noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits comprised 24.0%, 24.2%, 23.1% and 28.7%, respectively, of total deposits as compared to 24.4%, 22.3%, 24.8% and 28.5%, respectively, as of December 31, 2005.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide additional sources of funds for the Company. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $116 million, or 22.3%, to $635 million as of September 30, 2006, from $519 million as of December 31, 2005, primarily due to fluctuations in customer funds available for overnight investment.

     Other Borrowed Funds. Other borrowed funds decreased $2 million, or 20.7%, to $6 million as of September 30, 2006, as compared to $7 million as of December 31, 2005, due to fluctuations in the timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
     Long-Term Debt. The Company’s long-term debt is comprised principally of fixed rate notes with the Federal Home Loan Bank (“FHLB”), an unsecured revolving term loan, unsecured subordinated notes and obligations under capital leases. Long-term debt decreased $26 million, or 47.7%, to $29 million as of September 30, 2006, from $55 million as of December 31, 2005, due to repayment of a $25 million, 3.05% fixed rate borrowing from the FHLB called in July 2006.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”).
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Non-performing loans:
Nonaccrual loans	$15,984	15,519	15,949	17,142	16,767
Accruing loans past due 90 days or more	5,033	7,674	4,375	1,001	2,716
Restructured loans	1,056	1,075	1,089	1,089	1,358

Total non-performing loans	22,073	24,268	21,413	19,232	20,841
OREO	498	558	806	1,091	728

Total non-performing assets	$22,571	24,826	22,219	20,323	21,569

Non-performing assets to total loans and OREO	0.69%	0.76%	0.71%	0.67%	0.72%

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
     The provision for loan losses increased $654 thousand, or 47.6%, to $2.0 million for the three months ended September 30, 2006, as compared to $1.4 million for the same period in the prior year and $2.0 million, or 45.7%, to $6.4 million for the nine months ended September 30, 2006, as compared to $4.4 million for the same period in 2005, primarily due to downgrades of the internal risk classifications assigned to the loans of one residential real estate developer during second quarter 2006. The allowance for loan losses was $47 million, or 1.43% of total loans, as of September 30, 2006, as compared to $42 million, or 1.40% of total loans, at December 31, 2005.

     The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Balance at beginning of period	$45,721	43,633	42,450	43,213	43,368
Provision charged to operating expense	2,029	2,578	1,753	1,482	1,375
Less loans charged off	(1,322)	(1,300)	(1,101)	(2,671)	(1,990)
Add back recoveries of loans previously charged off	529	810	531	426	460

Net loans charged-off	(793)	(490)	(570)	(2,245)	(1,530)

Balance at end of period	$46,957	45,721	43,633	42,450	43,213

Period end loans	$3,288,470	3,256,500	3,116,927	3,034,354	2,982,325
Average loans	3,272,203	3,190,310	3,059,385	2,998,797	2,929,238
Annualized net loans charged off to average loans	0.08%	0.07%	0.08%	0.30%	0.21%
Allowance to period end loans	1.43%	1.40%	1.40%	1.40%	1.45%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. A significant source of strength of a financial institution is its stockholders’ equity. Stockholders’ equity is influenced primarily by earnings; dividends; sales and redemptions of common stock; changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities; and, changes in unrecognized compensation cost related to share-based payments. Stockholders’ equity increased $39 million, or 11.0%, to $388 million as of September 30, 2006, from $350 million as of December 31, 2005, primarily due to retention of earnings. The Company paid aggregate cash dividends to stockholders of $13.4 million and $11.0 million during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, the Company and its wholly-owned bank subsidiary, First Interstate Bank (the “Bank”) each exceeded the “well-capitalized” requirements established by the federal banking agencies.
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
     The Company’s primary sources of funding are core deposits, which are comprised of interest-bearing and noninterest-bearing demand deposits, savings, individual retirement accounts and certificates of deposit less than $100 thousand. Total core deposits represented approximately 90% of total deposits as of September 30, 2006 and December 31, 2005. Other funding sources available to the Company include time deposits of $100 thousand or more; brokered deposits; advances on the Company’s unsecured revolving term loan; short-term borrowings including federal funds purchased and repurchase agreements; the sale of loans; and, the issuance of collateralized borrowings such as FHLB advances, debt securities and preferred or common securities.
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
     The Company targets a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of September 30, 2006, the Company’s income simulation model predicted net interest income would decrease $3.2 million, or 1.6%, assuming a gradual 1% increase in short-term market interest rates and gradual 2% increase in long-term interest rates. This scenario predicts the Company’s funding sources will reprice faster than its interest earning assets and at higher rates, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1% decrease in long-term interest rates, the Company’s income simulation model predicted net interest income would decrease $236 thousand, or less than 1.0%. This scenario predicts that, because interest rates on deposit accounts cannot decrease below 0%, interest expense will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of September 30, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4.
CONTROLS AND PROCEDURES
     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.
PART II.
OTHER INFORMATION
Item 1.     Legal Proceedings
     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A.   Risk Factors
     There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2006.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

July 2006	6,990	$74.50	0	Not Applicable
August 2006	7,751	76.27	0	Not Applicable
September 2006	19,703	77.25	0	Not Applicable

Total	34,444	$76.47	0	Not Applicable

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. There is only one class of common stock, with approximately 90.3% of the shares subject to shareholder agreements granting the Company a right of first refusal to repurchase the stock. The Company has no obligation to repurchase the stock, but has historically done so. Additionally, the shareholder agreement allows the Company to call all or some of the issued stock under certain conditions. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
                None.
Item 4. Submission of Matters to a Vote of Security Holders
                None.
Item 5. Other Information
(a)	Not applicable or required.

(b)	None.
Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee
4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003
4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust
4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association
10.1(19)	Credit Agreement dated September 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated September 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(8)†	2001 Stock Option Plan
10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003
10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan
10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement
10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award
10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan
14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.
31.1	Certification of Annual Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification of Annual Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification of Annual Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 33-84540.
(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-25633.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-3250.
(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, No. 333-37847.
(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-106495.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-76825.
(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-69490.
(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.
(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.
(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.
(19)	Incorporated by reference to Registrant’s Form 8-K dated September 30, 2005.
(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date October 31, 2006	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date October 31, 2006	/s/ TERRILL R. MOORE

Terrill R. Moore Executive Vice President and
Chief Financial Officer