Form 10-K
period 2006-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2007-03-14
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006, or

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
☐ Large accelerated filer      ☐ Accelerated filer      ☑ Non-accelerated filer
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
Aggregate market value (appraised minority value) of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was $47,096,814.
The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 8,186,709.
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 4, 2007. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I
Cautionary Note Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report including, among others, the following risk factors discussed more fully in Item 1A hereof: (i) credit risk; (ii) business concentration and economic conditions in Montana and Wyoming; (iii) declines in real estate values; (iv) changes in interest rates; (v) inability to meet liquidity requirements; (vi) competition; (vii) failure of technology; (viii) breach in information system security; (ix) ineffective internal operational controls; (x) difficulties in execution of business strategy; (xi) disruption of vital infrastructure and other business interruptions; (xii) litigation pertaining to fiduciary responsibilities; (xiii) changes in or noncompliance with governmental regulations; (xiv) restrictions on dividends and stock redemptions; (xv) capital required to support our bank subsidiary; and (xvi) investment risks affecting holders of common stock. Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.
Item 1. Business
Overview
     When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” in this report, we mean First Interstate Bank, our only bank subsidiary.
     We are a financial and bank holding company that was incorporated in Montana in 1971. We are headquartered in Billings, Montana. As of December 31, 2006, we had assets of $5.0 billion, deposits of $3.7 billion and total stockholders’ equity of $410 million. Our wholly-owned bank subsidiary, First Interstate Bank, has 49 banking offices in 29 Montana and Wyoming communities. Through the Bank, we deliver a comprehensive range of banking products and services, including demand and savings deposits; commercial, consumer, agricultural and real estate loans; mortgage loan origination and servicing; and, trust, employee benefit, investment and insurance services. We serve individuals, businesses, municipalities and other entities throughout our market areas. We are the largest banking organization in Montana and Wyoming.
     We also conduct other financial activities through wholly-owned nonbank subsidiaries. Our principal consolidated nonbank subsidiaries include the following companies:
•	i_Tech Corporation, or i_Tech, which provides technology services to the Bank and other non-affiliated customers in Montana, Wyoming and seven additional states. i_Tech also provides processing support for 2,337 ATM locations in 32 states.

•	FIBCT, LLC, which provides internet-based products and services to financial institutions and small to medium-sized businesses, including web page design, development and hosting; logo design; domain registration; development of internet-based training, marketing and e-commerce products; and, software development.

•	First Interstate Insurance Agency, Inc., which provides insurance products to individual and business customers.

•	FI Reinsurance, Ltd., domiciled in Nevis Island, West Indies, which underwrites, as reinsurer, credit-related life and disability insurance.
     We are the licensee under a perpetual trademark license agreement granting us an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.

     We derive our income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. We also derive income from noninterest sources such as fees received in connection with various banking and financial related services. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.
Strategic Vision
     The banking industry continues to experience change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. We believe we can best address this changing environment through our “Strategic Vision.” Our Strategic Vision is to maintain and enhance our leadership in the financial and social fabrics of the communities we serve through a commitment to customer satisfaction, innovative management, employee development and community involvement.
Operating Segments
     Our business consists of two reportable operating segments, Community Banking and Technology Services. Financial information and analysis of our reportable operating segments is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Segment Results” included in Part II, Item 7 of this report and in Note 24 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
Community Banking
     Our principal operating segment, Community Banking, encompasses commercial and consumer banking services provided through our Bank, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and, trust, employee benefit, investment and insurance services. We believe the communities we serve provide a stable core deposit and funding base, and are economically diversified across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services. Our community banking philosophy emphasizes providing customers with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through community service activities. We grant our banking offices significant autonomy in delivering and pricing products in response to local market considerations and customer needs. This autonomy enables our banking offices to remain competitive and enhances their relationships with the customers they serve. We also emphasize accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market levels. We believe this combination of autonomy and accountability allows our banking offices to provide personalized customer service while remaining attentive to financial performance. Our profitability, market share and asset size have been enhanced in recent years principally through organic loan and deposit growth in market areas served by our existing banking offices.
Lending Activities
     We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. These credit policies establish lending guidelines based on the experience and authority levels of the personnel located in each banking office and market. The policies also establish thresholds at which loan requests must be recommended by our credit committee and/or approved by the Bank’s board of directors.
     We offer short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.
     Additional information about our loan portfolio is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans,” included in Part II, Item 7 of this report.
Deposit Products
     We offer traditional depository products including checking, savings and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, or FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the

Bank to our customers under an agreement to repurchase the investment securities at a specified time or on demand. The Bank does not, however, physically transfer the investment securities. As of December 31, 2006, all outstanding repurchase agreements were due in one business day.
     Additional information about our deposits, repurchase agreements and other funding sources is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Other Borrowed Funds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Federal Funds Purchased and Securities Sold Under Repurchase Agreements,” included in Part II, Item 7 of this report.
Financial Services
     We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and, insurance planning. At December 31, 2006, the estimated fair value of trust assets held in a fiduciary or agent capacity was $3.1 billion.
Centralized Services
     We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections; and, other operational activities. Additionally, policy and management direction and specialized staff support services have been centralized to enable the Bank to serve its markets more effectively. These services include credit administration, finance, accounting, human resource management, internal audit and other support services.
Competition
     Commercial banking is highly competitive. We compete with other financial institutions located in Montana and Wyoming and adjoining states for deposits, loans and trust, employee benefit, investment and insurance accounts. We also compete with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits and the availability and pricing of trust, employee benefit, investment and insurance services.
Technology Services
     The Technology Services operating segment encompasses services provided by i_Tech to affiliated and non-affiliated customers, including core application data processing; ATM and debit card processing; item proof and capture; wide area network services and system support; and, processing support for a network of ATM locations.
     i_Tech, provides centralized technology support services to the Bank, including system support of the general ledger, investment security, loan, deposit, web banking, document imaging, management reporting and cash management systems. i_Tech also manages our wide-area network and the ATM network used by the Bank and provides item proof and capture services. These technology services are performed through the use of computer hardware owned by the Bank and leased to i_Tech and software licensed by i_Tech.
     While historically the technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech’s competitors vary in size and include national and regional operations. i_Tech generally competes on the basis of customer service, price, product offering, reliability and available technology.

Employees
     At December 31, 2006, we employed 1,608 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.
Regulation and Supervision
Regulatory Authorities
     We are subject to extensive regulation under federal and state laws. A description of the significant elements of the laws and regulations applicable to us is summarized below. This summary is not intended to include a summary of all laws applicable to us, and the description is qualified in its entirety by reference to the full text of the applicable statutes, regulations and policies. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. Those issuances may affect the conduct of our business or impose additional regulatory obligations.
     As a bank and financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956 and to supervision, regulation and regular examination by the Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 as administered by the Securities and Exchange Commission.
     The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Division of Banking and Financial Institutions, and, with respect to its activities in Wyoming, the State of Wyoming, Department of Audit. The Bank’s deposits are insured by the deposit insurance fund of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.
     The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of its permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with the various laws and regulations and the collection and retention of information.
     First Interstate Insurance Agency, a wholly-owned nonbank subsidiary of ours, is subject to regulation and supervision by the Montana State Auditor’s Office and laws and regulations affecting the insurance industry generally.
Financial Holding Company
     As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. They may also claim that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the bank holding company does not have the resources to provide it.
     We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock.
     Under the Gramm-Leach-Bliley Act of 1999, or GLB Act, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally. In most circumstances, we must notify the Federal Reserve of our financial activities within a specified time period following our initial engagement in each business or activity. If the type of proposed business or activity has not been previously determined by the Federal Reserve to be financially related or incidental to financial activities, we must receive the prior approval of the Federal Reserve before engaging in the activity.

     We may engage in authorized financial activities, such as providing investment services, provided that we remain a financial holding company and meet certain regulatory standards of being “well-capitalized” and “well-managed.” If we fail to meet the “well-capitalized” or “well-managed” regulatory standards, we may be required to cease our financial holding company activities or, in certain circumstances, to divest of the Bank. We do not currently engage in significant financial holding company businesses or activities not otherwise permitted to bank holding companies generally. Should we engage in certain financial activities currently authorized to financial holding companies, we may become subject to additional laws, regulations, supervision and examination by regulatory agencies.
Restrictions on Transfers of Funds to Us and the Bank
     Dividends from the Bank are the primary source of funds for the payment of our expenses of operating and for the payment of dividends to our shareholders. The Bank is limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Bank is limited, without the prior consent of its primary state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years.
     A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific dividend limitations or prohibitions in certain circumstances. The Bank is not subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, the Bank dividends are, in certain circumstances, limited by covenants in our debt instruments if the Bank fails to meet specified regulatory capital ratios.
     In addition, the Bank may not lend funds to, or otherwise extend credit to or for our benefit or the benefit of our affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. Federal Reserve Regulation W, among other things, imposes significant additional limitations on transactions in which the Bank may engage with us or other affiliates in addition to the limits under the federal statutes.
Capital Standards and Prompt Corrective Action
     Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
     The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. These tiers are:
•	Core Capital (Tier 1). Tier 1 capital includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include up to a limit of 25% of cumulative preferred stock in their Tier 1 capital.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations.
     Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt.
     We, like other bank holding companies, currently are required to maintain Tier 1 capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us or the Bank.
     The FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
     Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Throughout 2006, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
     The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
     “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
     Safety and Soundness Standards and Other Enforcement Mechanisms
     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act. These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

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
Depositor Preference
     The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Liability of Commonly Controlled Institutions
     FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.
Customer Privacy and Other Consumer Protections
     The GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial holding company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial holding company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial holding company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.
     The Bank is subject to a variety of federal and state laws and reporting obligations aimed at protecting consumers including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Community Reinvestment Act, or CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising our other activities or in authorizing expansion activities.
     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received a “satisfactory” rating on its most recent published examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA laws, instances of non-compliance are occasionally identified through normal operational activities. Bank management responds proactively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.

Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting, and reporting requirements on us and all other companies having securities registered with the SEC. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosures relating to corporate insiders and insider transactions, codes of ethics, and the effectiveness of internal controls over financial reporting.
USA Patriot Act
     The USA Patriot Act of 2001 amended the Bank Secrecy Act and adopted additional measures requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. These acts and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The USA Patriot Improvement and Reauthorization Act of 2005, among other things, made permanent or otherwise generally extended the effectiveness of provisions applicable to financial institutions.
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
     From time to time, legislation is enacted which has the effect of imposing additional operating restrictions and increasing the cost of doing business, as has been the case with relatively recent laws regarding anti-terrorism and consumer privacy. New legislation may also limit or expand permissible activities or affect the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana and Wyoming legislatures and before various bank regulatory and other professional agencies. The likelihood of major legislative changes and the impact such changes might have on us are impossible to predict.
Recent Regulatory Developments
     The U.S. Congress approved deposit insurance reform at the beginning of February 2006 and the FDIC adopted amended regulations and new regulations in November 2006 to give effect to the reform. Under the reform and amended regulations, the FDIC has adopted a risk-based premium system and, beginning in 2007, may pay “dividends” to insured depository organizations depending on, among other factors, the reserve ratio of the deposit insurance fund. The dividend will be considered by the FDIC board of directors in each calendar year. The reform also adjusts the deposit insurance coverage levels for certain types of deposit accounts and allows for further future adjustments depending upon, among other things, inflation.
     On September 26, 2006, the federal banking regulators published a notice of proposed rulemaking to implement regulatory capital requirements commonly referred to as the Basel II accord. The notice requested public comment within 120 days of the publication date. On the basis of the published notice, it does not appear that we would meet the asset size criteria to be included among the U.S. banking organizations affected by Basel II or the proposed new capital regulations.

     On December 28, 2006, the federal banking regulators also published a notice of proposed rulemaking, referred to as Basel IA, to implement proposed changes to the risked-based capital rules for banking organizations not affected by Basel II. As proposed in the recently published notice, all banking organizations not subject to Basel II could elect to be governed by Basel IA or elect to remain subject to existing risked-based capital rules. If the Basel IA proposed rules become final, we may be affected by or elect to be subject to different risked-based capital rules than those currently applicable to us. We have not evaluated the proposed rules nor considered any election to be subject to any final Basel IA rules.
Website Access to SEC Filings
     All of our reports filed electronically with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible at no cost through our website at www.firstinterstatebank.com as soon as reasonably practicable after they have been filed with the SEC. These reports are also accessible on the SEC’s website at www.sec.gov. The public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1580, 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report.
Item 1A. Risk Factors
     Like other financial and bank holding companies, we are subject to a number of risks, some of which are outside of our control, including: (1) credit risks; (2) market risks; (3) liquidity risks; and, (4) operational risks. In addition, investors who purchase shares of our common stock are subject to (5) investment risks. Readers should consider carefully the following important factors in evaluating us, our business and an investment in our securities.
(1) Credit Risks:
     We extend credit to a variety of customers based on internally set standards and judgment. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit already extended. Our credit standards, the nature of our loan portfolio and on-going process of credit management and assessment might not protect us from significant credit losses.
     We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending. Our credit administration function employs risk management techniques designed to ensure that loans adhere to corporate policy and problem loans are promptly identified. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to mitigate the risk of loss by assessing the likelihood of non-performance and the value of available collateral, monitoring loan performance and diversifying our credit portfolio. These procedures provide us with the information necessary to implement policy adjustments where necessary and to take proactive corrective actions. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses.
     As of December 31, 2006, approximately 62% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk and are typically larger than residential real estate loans or consumer loans and, therefore, have a higher risk of loss. Because our loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision of loan losses and an increase in loan charge-offs.
     Our loans and deposits are focused in Montana and Wyoming. Adverse economic conditions in these states could adversely impact our results from operations, cash flows, and financial condition.
     Our customers with loan and/or deposit balances are located predominantly in Montana and Wyoming. Because of the concentration of loans and deposits in these states, in the event of adverse economic conditions in Montana or Wyoming, we could experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions, including inflation, recession and unemployment, and other factors, such as political or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our results of operations, cash flows and financial condition.
     Declines in real estate values in our markets could adversely impact our business.
     Like all banks, we are subject to the effects of any economic downturn. In particular, a significant decline in real estate property values in our markets could have a negative effect on results of operations. A significant decline in real estate values could lead to higher charge-offs in the event of defaults in our real estate loan portfolio. At December 31, 2006, we had $2.1 billion of commercial, agricultural, construction, residential and other real estate loans representing 63% of our total loan portfolio.
(2) Market Risks:
     Changes in interest rates could negatively impact our net interest income.
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
     Changes in interest rates may weaken demand for our products and services and harm our results of operations and cash flows.
     Changes in interest rates can affect customers’ demand for our products and services. Interest rate changes may also impact the value of our loans and other assets, including mortgage servicing rights, and our ability to realize gains on the sale of assets. A portion of our earnings result from transactional income. An example of this type of transactional income is gain on sales of loans and investment securities. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights asset faster, which would accelerate expense and lower our earnings.
(3) Liquidity Risks:
     We may not be able to meet the cash flow requirements of our depositors and borrowers unless we obtain sufficient liquidity.
     Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. We regularly monitor our overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Potential alternative sources of liquidity include Federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. We believe there are other sources of liquidity available to us should they be needed. These sources include the drawing of additional funds on our unsecured revolving term loan, the sale of loans, the ability to acquire national market, non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt securities, and the issuance of preferred or common securities. We may also be able to borrow through the Federal Reserve’s discount window. Without sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers.

     If our funding sources are inadequate, we may be unable to continue expanding our business, funding our operations, paying dividends or repurchasing stock.
     If we are unable to access adequate funding sources when needed, we may be unable to continue expansion of our business or fund operations. Inadequate funding sources could also prevent us from paying dividends and repurchasing stock. Accordingly, it is critical we maintain adequate liquidity to avoid an adverse impact on our financial condition and level of regulatory-qualifying capital.
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
     We depend heavily upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. Our wholly-owned subsidiary, i_Tech, provides technology services to the Bank and other non-affiliated customers. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and we could be exposed to claims from customers and related legal actions. Any of these results could harm our business.
     Our information systems may experience a breach in security.
     We rely heavily on communications and information systems to conduct our business. A breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, investment and other information systems. A breach of the security of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.
     Our systems of internal operating controls may not be effective.
     We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, losses from operational malfunctions or fraud may occur. These losses are recorded as noninterest expense. Any future losses related to internal operating control systems could have an adverse effect on our business.
     We may encounter unforeseen difficulties executing our business strategy, including unanticipated integration problems, business disruption in connection with expansions and loss of key personnel.
     Our financial performance and profitability will depend on our ability to execute our business strategy and manage our anticipated future growth. We may experience unforeseen problems as we integrate new banking offices and expand into new markets. In addition, any future acquisitions or other future growth may present operating and other problems that could negatively affect our business. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our Strategic Vision. Decisions to sell or close units or otherwise change the business mix may adversely impact our financial performance.

     Our success depends to a significant extent on the management skills of our existing executive officers and directors, many of whom have held officer and director positions with us for many years. The loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, Robert A. Jones, Executive Vice President and Chief Administrative Officer, or Edward Garding, Executive Vice President and Chief Credit Officer, could harm our ability to operate our business or execute our business strategy.
     An extended disruption of vital infrastructure and other business interruptions could negatively impact our business.
     Our operations depend upon vital infrastructure components including, among other things, transportation systems, power grids and telecommunication systems. A disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.
     We are subject to claims and litigation pertaining to our fiduciary responsibilities.
     Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business.
     New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly harm our business.
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
     The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations or specific actions of regulators, may have a negative impact on our business. It is impossible for us to predict accurately at this time the extent of any impact from these items.
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

     Federal and state regulators have broad enforcement powers. If we fail to comply with any laws, regulations, rules, standards, policies or interpretations applicable to us, we could face enforcement actions, which include the appointment of a conservator or receiver for us; the issuance of a cease and desist order that can be judicially enforced; the termination of our deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.
     In 2004, the Federal Reserve required us to adopt a resolution obligating the Bank to develop and implement a comprehensive action plan designed to enhance our policies, procedures and data processing systems used in identifying and verifying the identity of our customers and in reporting suspicious activities in accordance with the USA Patriot and Bank Secrecy Acts. The resolution required us to submit written progress reports to the Federal Reserve and have the enhanced policies, procedures and data processing systems fully operational in 2006. As of December 31, 2006, our action plan was completed and our enhanced policies, procedures and data processing systems were fully operational.
     Regulators may impose dividend payment and other restrictions on the Bank which would impact our ability to pay dividends to shareholders or repurchase stock.
     The Federal Reserve and the State of Montana, Division of Banking and Financial Institutions, are the primary regulatory agencies that examine us and our activities. Under certain circumstances, including any determination that the activities of the Bank constitute an unsafe and unsound banking practice, the regulatory agencies have the authority by statute to restrict the Bank’s ability to transfer assets and make distributions to us as the holding company.
     Under applicable statutes and regulations, dividends may be paid out of current or retained net profits, but prior approval of the regulatory agencies is required for the payment of a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for the year combined with its undistributed net profits for the two preceding years.
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of regulatory guidelines. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to us as the parent company, it would impact our ability to pay dividends to shareholders and repurchase stock.
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
(5) Investment Risks:
     Our common stock is not publicly traded.
     Shares of our common stock are not publicly traded. Our common stock is not listed, quoted or traded on any securities exchange, market, bulletin board, quotation system or listing service. Because there is no established market for our common stock, there are limited opportunities for shareholders to resell their shares. In the event shareholders desire to sell or otherwise dispose of their shares, they may not be able to do so.

     Shares of our common stock are subject to contractual transfer restrictions, and we have no obligation to repurchase outstanding shares of common stock.
     With respect to our outstanding common stock, approximately 90% of the shares are subject to contractual transfer restrictions set forth in shareholder agreements. Except as described below, purchasers of our common stock are required to enter into shareholder agreements. We have a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal. Additionally, restricted stock held by our officers, directors and employees may be called by us under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is negotiated between the shareholder and a prospective buyer, which may vary substantially from our appraised minority value.
     Shares of our stock held by participants in the savings and profit sharing plan, or Savings Plan, established for our employees are not subject to contractual transfer restrictions set forth in shareholder agreements due to requirements of the Employee Retirement Income Security Act, or ERISA, and the Internal Revenue Code, or IRC. Since the Savings Plan does not allow distributions “in kind,” distributions from participants’ Savings Plan accounts require the Bank, as trustee for the Savings Plan, to sell our stock. In the event we do not elect to purchase the unrestricted stock, the Bank will be obligated to seek alternative purchasers.
     We have no obligation, by contract, policy or otherwise, to purchase restricted or unrestricted shares of our common stock. Any shares we may repurchase are priced at the most recent minority appraised value at the repurchase date. The appraised minority value of our common stock represents the estimated fair market valuation of a minority ownership interest, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of our shares in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and such appraisal may not be an indication of the actual value owners may realize with respect to shares they hold. Moreover, the estimated fair market value of our common stock may be materially different at any date other than the valuation dates.
     Existing shareholders will be diluted by future issuances of common stock, and the valuation of our common stock could decrease.
     Future issuances of stock pursuant to our equity incentive plans or in connection with future financings or acquisitions could cause dilution to our existing shareholders. This dilution could cause the valuation of our common stock to decline and also decrease the per share amount of any cash dividends. Furthermore, a variety of other factors discussed in this report could have a negative impact on our business, thereby resulting in a decrease in the value of our common stock.
     Affiliates of our company own a controlling interest and are able to control the election of directors and future direction of our business.
     The directors and executive officers beneficially own approximately 61% of our outstanding common stock. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 75% of our common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of our business, including transactions involving dividends, stock repurchases, and any potential acquisition, merger or other business combination.
Item 1B. Unresolved Staff Comments
     We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act. We have not received any written comments from the SEC staff regarding our periodic or current reports filed under the Exchange Act.
Item 2. Properties
     Our principal executive offices and a banking office are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 91,997 square feet of office space in the building. We also lease approximately 24,368 square feet of office space for our operations center, also located in Billings, Montana, and an aggregate of approximately 68,276 square feet of office space in Montana, Colorado, Idaho and Oregon for our technology services subsidiary. As of December 31, 2006, we also provided banking services at 48 additional locations in Montana and Wyoming, of which 9 properties are leased from independent third parties and 39 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

Item 3. Legal Proceedings
     In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of these matters to have a material adverse effect on our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Description of Our Capital Stock
     Our authorized capital stock consists of 20,000,000 shares of common stock without par value, of which 8,186,709 shares were outstanding as of February 28, 2007, and 100,000 shares of preferred stock without par value, none of which were outstanding as of February 28, 2007.
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
     Subject to the preferential rights of any preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the board of directors out of assets legally available. In the event of our liquidation, dissolution or winding up, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of any preferred stock that may at the time be outstanding. Holders of common stock have no conversion rights or preemptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.
     Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of February 28, 2007, 90.4% of our shares of common stock were subject to contractual transfer restrictions set forth in shareholder agreements and 9.6% were held by 17 shareholders without such restrictions, including our 401(k) plan, or Savings Plan, which holds 80.6% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Liquidity Risks.”
     Minority appraisal values as of each calendar quarter end for the past two years, determined by an independent valuation expert, follow:

Valuation Based on		Appraised
Financial Data As of	Valuation Effective Date	Minority Value
December 31, 2004	February 14, 2005	$63.00
March 31, 2005	May 19, 2005	63.50
June 30, 2005	August 12, 2005	65.50
September 30, 2005	November 10, 2005	68.00
December 31, 2005	February 23, 2006	71.00
March 31, 2006	May 19, 2006	74.50
June 30, 2006	August 9, 2006	77.25
September 30, 2006	November 14, 2006	82.50
December 31, 2006	February 15, 2007	89.00

     Resale of our stock may be restricted pursuant to the Securities Act of 1933 and applicable state securities laws. In addition, most shares of our stock are subject to shareholder’s agreements:
•	Members of the Scott family, as majority shareholders, are subject to a shareholder’s agreement. Under this agreement, the Scott family has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with our approval, to our officers, directors, advisory directors or to our Savings Plan.

•	Shareholders who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 786,614 shares of unrestricted stock, are subject to shareholder’s agreements. Stock subject to these agreements may not be sold or transferred without triggering our option to acquire the stock in accordance with the terms of these agreements. In addition, the agreements grant us the right to repurchase all or some of the stock under certain conditions.
     Purchases of our common stock made through our Savings Plan are not restricted by shareholder agreements, due to requirements of the ERISA and the IRC. However, since the Savings Plan does not allow distributions “in kind,” any distribution from an employee’s account in the Savings Plan will require the Savings Plan administrator to authorize sale of the stock. While we have no obligation to repurchase the stock, it is likely that we will repurchase our stock sold by the Savings Plan.
     As of February 28, 2007, we had 786 record shareholders, including the Financial Services division of the Bank as trustee for 634,222 shares held on behalf of 1,884 individual participants in the Savings Plan. Of such participants, 370 individuals also own shares of our stock outside of the Savings Plan. The Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Plan Trustee with instructions, the Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.
Dividends
     It is our policy to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter. The dividend amount is periodically reviewed and set by our board of directors. Our board of directors has no current intention to change its dividend policy, but no assurance can be given that the board may not, in the future, change or eliminate the payment of dividends.
     During January 2007, our board of directors approved and we paid a special dividend of $0.41 per share. This special dividend reflected approximately 30% of the recent after-tax gain on the sale of our interest in an unconsolidated equity method joint venture in December 2006.
     Recent quarterly and special dividends follow:

	Amount	Total Cash
Month Declared and Paid	Per Share	Dividend
January 2005	$0.42	$3,346,726
April 2005	0.48	3,825,415
July 2005	0.48	3,824,652
October 2005	0.50	4,047,869
January 2006	0.50	4,051,636
April 2006	0.58	4,698,081
July 2006	0.58	4,694,141
October 2006	0.61	4,969,757
January 2007	0.61	5,007,153
January 2007 special dividend	0.41	3,363,708
Dividend Restrictions
     For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business – Regulation and Supervision – Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Debt” included in Item 7 herein.

Preferred Stock
     Our authorized capital stock includes 100,000 shares of preferred stock. Our board of directors is authorized, without approval of the holders of common stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. Our board of directors may cause us to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of the common stock or make it more difficult to effect a change of control.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information, as of December 31, 2006, regarding our equity compensation plans.
Equity Compensation Plans

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans (1)

Equity compensation plans approved by shareholders(2)	840,199	$ 50.00	737,254
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents stock options issued pursuant to the 2001 Stock Option Plan and 2006 Equity Compensation Plan. See “Notes to Consolidated Financial Statements – Employee Benefit Plans” included in Part IV, Item 15.
Sales of Unregistered Securities
     We issued no unregistered shares of common stock during the three months ended December 31, 2006.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2006.
Purchases of Equity Securities by Issuer

			Maximum Number	Maximum Number
			of Shares That	of Shares That
	Total Number		May Yet Be	May Yet Be
	of Shares	Average Price	Purchased Under the	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs (1)	Plans or Programs

October 2006	3,144	$77.25	—	Not Applicable
November 2006	5,566	80.55	—	Not Applicable
December 2006	17,052	82.50	—	Not Applicable

Total	25,762	$81.44	—	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of December 31, 2006, 90.3% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Performance Graph
     The performance graph below compares the cumulative total shareholder return of our common stock with the Russell 2000 Index and SNL $1B-$5B Bank Index. The Russell 2000 Index is comprised of U.S. publicly-owned companies with market capitalizations that are comparable to ours. The SNL $1B-$5B Bank Index is comprised of publicly-owned banks or bank holding companies with total assets between $1 billion and $5 billion. The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA.
     Our common stock is not actively traded, and there is no established trading market for our stock. The cumulative total shareholder return for our common stock is based on the most recent minority appraised value of the common stock, which represents the estimated fair market valuation of a minority interest at a specific date, taking into account adjustments for the lack of marketability and other factors. Valuations are performed on a quarterly basis and are generally received approximately 45 days after each quarter end. As such, year end valuations used in the performance graph are based on financial data as of September 30th for each year. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.
Five Year Cumulative Total Return
December 31, 2001 - December 31, 2006

			Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

First Interstate BancSystem, Inc.	$100.00	110.13	125.56	159.68	185.48	222.33
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL $1B- $5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2006 and 2005, and the results of our operations for the fiscal years ended December 31, 2006, 2005 and 2004, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2004, 2003 and 2002, and the results of our operations for the fiscal years ended December 31, 2003 and 2002, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary

(Dollars in thousands except share and per share data)

Year ended December 31,	2006	2005	2004	2003	2002

Operating Data:
Interest income	$293,423	$233,857	$192,840	$189,258	$201,306
Interest expense	105,960	63,549	42,421	48,614	65,459
Net interest income	187,463	170,308	150,419	140,644	135,847
Provision for loan losses	7,761	5,847	8,733	9,852	9,191
Net interest income after provision for loan losses	179,702	164,461	141,686	130,792	126,656
Noninterest income	101,548	70,290	70,644	70,152	60,901
Noninterest expense	164,142	150,726	142,980	137,925	133,816

Income before income taxes	117,108	84,025	69,350	63,019	53,741
Income tax expense	41,499	29,310	23,929	22,267	19,247

Net income	$75,609	$54,715	$45,421	$40,752	$34,494

Basic earnings per common share	$9.32	$6.84	$5.74	$5.18	$4.41
Diluted earnings per common share	9.11	6.71	5.68	5.15	4.41
Dividends per common share	2.27	1.88	1.56	1.32	1.29
Weighted average common shares outstanding — diluted	8,302,056	8,149,337	7,997,579	7,909,947	7,830,429

Ratios:
Return on average assets	1.60%	1.26%	1.14%	1.09%	1.03%
Return on average common stockholders’ equity	20.38	16.79	15.75	15.79	14.86
Average stockholders’ equity to average assets	7.85	7.52	7.22	6.93	6.91
Net interest margin	4.47	4.48	4.34	4.37	4.66
Net interest spread	3.89	4.13	4.12	4.14	4.33
Common stock dividend payout ratio (1)	24.36	27.49	27.18	25.48	29.25

Balance Sheet Data at Year End:
Total assets	$4,974,134	$4,562,313	$4,217,293	$3,879,744	$3,558,968
Loans	3,310,363	3,034,354	2,739,509	2,554,899	2,236,550
Allowance for loan losses	47,452	42,450	42,141	38,940	36,309
Investment securities	1,124,598	1,019,901	867,315	799,587	799,292
Deposits	3,708,511	3,547,590	3,321,681	3,156,721	2,911,847
Other borrowed funds	5,694	7,495	7,995	7,137	7,970
Long-term debt	21,601	54,654	61,926	47,590	23,645
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	41,238	41,238	41,238	40,000
Stockholders’ equity	410,375	349,847	308,326	274,226	243,854

Five Year Summary (continued)

(Dollars in thousands except share and per share data)

Year ended December 31,	2006	2005	2004	2003	2002

Asset Quality Ratios at Year End:
Nonperforming assets to total loans and other real estate owned (“OREO”) (2)	0.55%	0.67%	0.79%	1.30%	1.51%
Allowance for loan losses to total loans	1.43	1.40	1.54	1.52	1.62
Allowance for loan losses to nonperforming loans (3)	269.72	236.17	212.04	124.53	109.23
Net charge-offs to average loans	0.09	0.19	0.21	0.31	0.32

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	10.71%	10.07%	9.67%	9.30%	9.17%
Total risk-based capital	11.93	11.27	10.95	10.64	10.62
Leverage ratio	8.61	7.91	7.49	7.13	6.90

(1)	Dividends per common share divided by basic earnings per common share.

(2)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(3)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     We are a financial and bank holding company with 49 banking offices in 29 communities throughout Montana and Wyoming. Our principal operating segments are Community Banking and Technology Services. We differentiate ourselves from competitors by providing superior service to our banking and technology services customers and emphasizing community involvement to improve the communities we serve.
     Our principal business activity is lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. We also derive income from noninterest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; technology services; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.
     Our business strategy in recent years has been to profitably grow our business organically and through selective acquisitions. During the previous five years, we have used de novo banking offices to better serve existing customers and to attract new customers in our existing market areas. In addition, during the previous three years we have focused on improving efficiency through control of operating expenses, implementation of new technologies, consolidation of like operational and administrative functions where appropriate, and identification and implementation of strategies to increase noninterest income. During 2007 and subsequent years, we plan to make additional investments in technology and personnel to support our core community banking activities and to enhance our financial services product offerings. Longer-term, we intend to continue looking for profitable expansion opportunities.
     During 2006, our continuing focus on improving operating efficiency and identifying opportunities to generate additional noninterest income resulted in increased earnings. Net income increased $20.9 million, or 38.2%, to $75.6 million, or $9.11 per diluted share in 2006, as compared to $54.7 million, or $6.71 per diluted share in 2005. Included in 2006 net income was a one-time gain on the sale of our minority interest in an unconsolidated internet bill payment joint venture of $12.3 million, or $1.48 per diluted share, after income tax. Exclusive of this one-time gain, net income for 2006 of $63.3 million increased $8.6 million, or 15.7%, from $54.7 million in 2005.

     Net interest income, on a fully taxable-equivalent basis, increased 10.1% to $191.3 million in 2006, from $173.7 million in 2005, primarily due to growth in average earning assets. Average earning assets grew 10.4% and comprised a larger percentage of total assets in 2006, as compared to 2005. In addition, interest-free funding sources, including noninterest-bearing deposits, other liabilities and common equity, contributed an additional $112.7 million in 2006, as compared to 2005, allowing us to be slightly less reliant on higher costing funding sources in 2006.
     Net income in 2006 was also positively impacted by reductions in expenses associated with discontinuation of operations at Wal-Mart in-store banking offices described below; decreases in net losses on sales of investment securities; increases in fee income from higher debit and credit card transaction volumes; and, increases in revenues from technology and financial services. Increases in net income in 2006 were partially offset by additional impairment charges related to mortgage servicing rights; inflationary increases in salaries, wages and benefits expenses; and higher incentive bonus and profit sharing accruals. In addition, on January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payments,” which requires all share-based payments to be recognized in the financial statements based on the fair value of the award at the date of grant. Adoption of SFAS No. 123 (revised) resulted in the recognition of additional compensation expense related to stock option and restricted stock awards, net of related income tax benefits, of $543 thousand in 2006.
     We not only grew in terms of net income but also in terms of asset size, reaching nearly $5.0 billion in total assets in 2006. The increase in total assets was attributable to organic loan growth and increases in investment securities, funded by increases in customer deposits and securities sold under repurchase agreements.
     During 2005, we made a strategic decision to discontinue the operation of nine Wal-Mart in-store banking offices. As of December 31, 2006, operations at eight Wal-Mart in-store banking offices had been discontinued and customer loan and deposit accounts had been transferred to our existing banking offices located within the same communities. We recorded expenses directly related to the discontinuation of operations of $23 thousand in 2006 and $1.1 million in 2005. The assets and liabilities of our one remaining Wal-Mart in-store banking office were sold during 2006 at a $78 thousand gain.
     We act as transfer agent solely for our own common stock. In 2006, we received examination reports on our transfer agent function from the Federal Reserve Bank and the SEC noting certain operating deficiencies. All noted deficiencies were corrected prior to December 31, 2006, and we were informed by the SEC that no further action would be taken regarding the deficiencies.
     The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition. It should be read in conjunction with the information under Part II, Item 6, “Selected Consolidated Financial Data” and the consolidated financial statements, including the notes thereto, and other financial data appearing elsewhere in this document.
Critical Accounting Estimates and Significant Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are summarized in “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Part IV, Item 15.
     Our critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on our consolidated financial statements, results of operations or liquidity.

Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, our historical experience has provided for an adequate allowance for loan losses. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses” below, and “Notes to Consolidated Financial Statements – Allowance for Loan Losses” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Credit Risks.”
Valuation of Mortgage Servicing Rights
     We recognize as assets the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value and are amortized over the period of estimated servicing income. Mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. We utilize the expertise of a third-party consultant to estimate the fair value of our mortgage servicing rights quarterly. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable.
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity.
     At December 31, 2006, the consultant’s valuation model indicated that an immediate 25 basis point decrease in mortgage interest rates would result in a reduction in fair value of mortgage servicing rights of $3.9 million and an immediate 50 basis point decrease in mortgage interest rates would result in a reduction in fair value of $8.9 million.
     For additional information regarding mortgage servicing rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Servicing Rights” included below, and “Notes to Consolidated Financial Statements – Mortgage Servicing Rights,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Market Risks.”
Results of Operations
Net Interest Income
     Net interest income, the largest source of our operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities.
     The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in the net interest income between periods.

     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$3,208,102	$246,861	7.69%	$2,874,723	$196,453	6.83%	$2,629,474	$162,598	6.18%
U.S. and agency securities	915,844	40,985	4.48	779,369	30,054	3.86	715,363	25,272	3.53
Federal funds sold	43,726	2,196	5.02	83,156	2,766	3.33	69,225	1,071	1.55
Other securities	1,059	6	0.57	7,599	201	2.65	12,825	315	2.46
Tax exempt securities (2)	105,209	6,832	6.49	103,364	6,744	6.53	95,376	6,489	6.80
Interest bearing deposits in banks	8,190	360	4.40	31,325	1,021	3.26	14,411	281	1.95

Total interest earnings assets	4,282,130	297,240	6.94	3,879,536	237,239	6.12	3,536,674	196,026	5.54
Nonearning assets	444,702			454,545			460,327

Total assets	$4,726,832			$4,334,081			$3,997,001

Interest bearing liabilities:
Demand deposits	850,925	15,852	1.86%	$667,668	$4,795	0.72%	$576,909	$1,618	0.28%
Savings deposits	845,967	17,424	2.06	902,749	11,151	1.24	898,631	6,664	0.74
Time deposits	1,010,820	39,991	3.96	1,013,159	29,641	2.93	1,027,096	26,022	2.53
Borrowings (3)	683,776	27,636	4.04	507,131	12,750	2.51	387,609	3,814	0.98
Long-term debt	40,320	1,576	3.91	61,055	2,480	4.06	52,732	2,329	4.42
Subordinated debenture held by subsidiary trust/trust preferred securities	41,238	3,481	8.44	41,238	2,732	6.62	41,238	1,974	4.79

Total interest bearing liabilities	3,473,046	105,960	3.05	3,193,000	63,549	1.99	2,984,215	42,421	1.42

Noninterest bearing deposits	837,909			780,427			693,705
Other liabilities	44,860			34,854			30,655
Stockholders’ equity	371,017			325,800			288,426

Total liabilities and stockholders’ equity	$4,726,832			$4,334,081			$3,997,001

Net FTE interest income		$191,280			$173,690			$153,605
Less FTE adjustments (2)		(3,817)			(3,382)			(3,186)

Net interest income from consolidated statements of income		$187,463			$170,308			$150,419

Interest rate spread			3.89%			4.13%			4.12%

Net FTE interest margin (4)			4.47%			4.48%			4.34%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of loan fees, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully -taxable equivalent basis.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Although faced with a continuing yield-rate environment in which short-term interest rates are higher than long-term interest rates, which typically constrains a bank’s ability to maintain its net interest margin, our net interest income, on a fully taxable equivalent, or FTE, basis, increased $17.6 million, or 10.1% to $191.3 million in 2006 from $173.7 million in 2005, and $20.1 million, or 13.1%, to $173.7 million in 2005 from $153.6 million in 2004 primarily due to organic growth in earning assets. Average earning assets grew 10.4% in 2006 as compared to 2005, and 9.7% in 2005 as compared to 2004.

In addition, interest-free funding sources, including noninterest-bearing deposits, other liabilities and common equity, contributed more of our funding base in 2006 and 2005, allowing us to be less reliant on higher costing funding sources such as time deposits, short-term borrowings and long-term debt. Further contributing to improvements in net FTE interest income in 2006 and 2005 were increases in earning assets as a percentage of total assets.
     The net FTE interest margin for 2006 remained stable at 4.47% in 2006, a one basis point decline from 4.48% in 2005, and increased 14 basis points to 4.48% in 2005, as compared to 4.34% in 2004. The net FTE interest margin for fourth quarter 2006 decreased 11 basis points to 4.38%, as compared to 4.49% for the same period in 2005, primarily the result of competitive pressure to raise interest rates paid on deposit accounts and repurchase agreements during the last half of 2006, while yields on interest earning assets increased at a slower pace.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	compared with			compared with			compared with
	December 31, 2005			December 31, 2004			December 31, 2003
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$22,782	$27,626	$50,408	$15,165	$18,690	$33,855	$11,797	$(8,699)	$3,098
U.S. and agency securities	5,263	5,668	10,931	2,261	2,521	4,782	1,355	(1,429)	(74)
Federal funds sold	(1,312)	742	(570)	216	1,479	1,695	212	314	526
Other securities (2)	(173)	(22)	(195)	(128)	14	(114)	(179)	(46)	(225)
Tax exempt securities (1)(2)	120	(32)	88	543	(288)	255	453	(201)	252
Interest bearing deposits in banks	(754)	93	(661)	343	397	740	192	70	262

Total change	25,926	34,075	60,001	18,400	22,813	41,213	13,830	(9,991)	3,839

Interest bearing liabilities:
Demand deposits	1,316	9,741	11,057	255	2,922	3,177	136	(215)	(79)
Savings deposits	(701)	6,974	6,273	30	4,457	4,487	618	(466)	152
Time deposits	(68)	10,418	10,350	(353)	3,972	3,619	(993)	(6,164)	(7,157)
Borrowings (3)	4,441	10,445	14,886	1,176	7,760	8,936	450	1,040	1,490
Long-term debt	(842)	(62)	(904)	368	(217)	151	188	(233)	(45)
Subordinated debenture held by subsidiary trust/trust preferred securities	—	749	749	—	758	758	(166)	(388)	(554)

Total change	4,146	38,265	42,411	1,476	19,652	21,128	233	(6,426)	(6,193)

Increase (decrease) in FTE net interest income (1)	$21,780	$(4,190)	$17,590	$16,924	$3,161	$20,085	$13,597	$(3,565)	$10,032

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Held-to-maturity investment securities are presented at amortized cost.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.
Provision for Loan Losses
     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates and Significant Accounting Policies” above.

     The provision for loan losses increased 32.7% to $7.8 million in 2006, from $5.8 million in 2005 primarily due to higher levels of internally classified loans in 2006 and refinement of our process for assessing risk known and inherent in our loan portfolio. The provision for loan losses decreased 33.0% to $5.8 million in 2005, from $8.7 million in 2004 primarily due to lower levels of non-performing loans, net charge-offs and internally classified loans in 2005.
Noninterest Income
     Principal sources of noninterest income include other service charges, commissions and fees; service charges on deposit accounts; technology services revenues; income from the origination and sale of loans; and, revenues from financial services. Noninterest income increased 44.5% to $101.5 million in 2006, from $70.3 million in 2005, and decreased less than 1%, to $70.3 million in 2005, from $70.6 million in 2004. Fluctuations in noninterest income are a function of changes in each of the principal categories discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income; mortgage servicing fees; investment services revenues; and, ATM service charge revenues. Other service charges, commissions and fees increased 13.0% to $21.9 million in 2006, from $19.4 million in 2005, and 20.3% to $19.4 million in 2005, from $16.1 million in 2004. These increases are primarily attributable to additional fee income from higher volumes of credit and debit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balances of loans serviced.
     Technology services revenues increased 19.1% to $15.8 million in 2006, from $13.3 million in 2005, and 5.8% to $13.3 million in 2005, from $12.6 million in 2004, primarily due to increases in the number of customers using core date processing services and the volume of core data and debit card transactions processed.
     Financial services revenues, comprised principally of fees earned for management of trust assets and investment services revenues, increased 11.3% to $10.6 million in 2006, from $9.5 million in 2005, and 7.8% to $9.5 million in 2005, from $8.8 million in 2005, primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust and investment services customers.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased 11.5% to $9.6 million in 2006, from $8.6 million in 2005, and 2.9% to $8.6 million in 2005, from $8.4 million in 2004.
     We recorded net losses of $722 thousand on sales of investment securities in 2006, as compared to $3.7 million in 2005, and $797 thousand in 2004. During 2005 and continuing in 2006, we partially restructured our investment security portfolio by selling lower yielding U.S. government agency securities and reinvesting the proceeds in higher yielding mortgage-backed and U.S. government agency securities.
     During fourth quarter 2006, we recorded a one-time gain of $19.8 million on the sale of our minority interest in an unconsolidated internet bill payment joint venture. Aggregate consideration for the sale was $21.2, of which $19.9 was received in cash and $1.4 was placed in escrow to offset purchase price adjustments related to working capital and indemnify potential loss claims. For additional information concerning this sale and the resulting gain, see “Notes to Consolidated Financial Statements – Acquisitions and Dispositions” included in Part IV, Item 15.
     Other income primarily includes increases in company-owned life insurance revenues, check printing income and agency stock dividends and gains on sales of assets other than investment securities. Noninterest income increased 18.7% to $6.9 million in 2006, from $5.8 million in 2005, primarily due to higher earnings on securities held under deferred compensation plans, higher earnings of unconsolidated equity method joint ventures and increases in the cash surrender value of life insurance. Exclusive of a $1.7 million gain on the sale of a banking office recorded during third quarter 2004, other income increased 17.9% to $5.8 million in 2005, from $4.9 million in 2004, primarily due to increases in check printing income, higher earnings on securities held under deferred compensation plans and gains on the sale of other real estate owned.
Noninterest Expense
     Noninterest expense increased 8.9% to $164.1 million in 2006, from $150.7 million in 2005, and 5.4% to $150.7 million in 2005, from $143.0 million in 2004. Significant components of these increases are discussed below.

     During 2005, we recorded expenses of $1.1 million directly related to the discontinuation of operations of our Wal-Mart in-store banking offices, including lease termination fees and estimated costs to restore leased facilities to their original condition of $375 thousand; acceleration of depreciation on leasehold improvements and equipment attached to the premises of $620 thousand; and, accruals for employment incentive awards of $92 thousand.
     Salaries, wages and employee benefits expense increased 11.1% to $88.9 million in 2006, from $80.0 million in 2005, primarily due to inflationary wage increases, higher incentive compensation and profit sharing contributions reflective of operating results in 2006 and increases in group medical insurance costs. In addition, we adopted SFAS No. 123 (revised), “Share-Based Payments,” on January 1, 2006. We recognized compensation expense for stock option and restricted stock awards of $1.3 million in 2006, as compared to $289 thousand in 2005.
     Salaries, wages and employee benefits expense increased 8.2% to $80.0 million in 2005, from $74.0 million in 2004, primarily due to inflationary wage increases; and, higher incentive compensation and profit sharing contributions reflective of operating results in 2005.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization decreased 12.8% to $4.0 million in 2006, from $4.6 million in 2005, and increased 15.8% to $4.6 million in 2005, from $4.0 million in 2004.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded impairment charges of $1.7 million in 2006 and reversed previously recorded impairment of $2.2 million and $263 thousand in 2005 and 2004, respectively.
     Professional fees increased 11.4% to $3.2 million in 2006, from $2.8 million in 2005, primarily due to consulting fees related to evaluation of software and implementation of a company-wide data warehousing system. Professional fees decreased 10.5% to $2.8 million in 2005, from $3.2 million in 2004, primarily due to additional fees incurred in 2004 related to the implementation of automated overdraft processing and account reconciliation systems.
     Outsourced technology services principally include ATM network expense and costs of data processing consulting and other services provided by third parties. Outsourced technology services expense increased 37.6% to $3.2 million in 2006, from $2.3 million in 2005, and decreased 2.7% to $2.3 million in 2005, from $2.4 million in 2004. Increases in 2006 are primarily due to expenses related to the development of a new internet-based corporate cash management product and the redesign and customization of our corporate internet banking site.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses remained relatively constant at $32.8 in 2006 and 2005. Increases in travel expense in 2006 were largely offset by decreases in losses on the disposal of fixed assets. Other expenses increased 3.6% to $32.8 million in 2005, from $31.7 million in 2004, primarily due to recognition of approximately $430 thousand of expense related to multi-year donations expensed in 2005; recognition of a $313 thousand loss on the disposal of obsolete mainframe equipment; and, inflationary increases in other expenses. These increases were partially offset by lower Federal Reserve service fees resulting from implementation of electronic item submission to accelerate item clearing and lower required compensating balances.
Income Tax Expense
     Our effective federal tax rate was 31.6% for the year ended December 31, 2006; 31.0% for the year ended December 31, 2005; and, 30.6% for the year ended December 31, 2004. Increases in federal income tax rates during 2006 and 2005 are primarily due to decreases in tax exempt interest income as a percentage of total income. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. Our effective state tax rate was 3.8% for the years ended December 31, 2006 and 2005, and 3.9% for year ended December 31, 2004.

Operating Segment Results
     The following table summarizes net income (loss) for each of our operating segments for the years indicated.
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
Year ended December 31,	2006	2005	2004

Community Banking	$66,691	$57,144	$47,579
Technology Services	3,761	4,193	3,962
Other	5,157	(6,622)	(6,120)

Consolidated	$75,609	$54,715	$45,421

     Our principal operating segment is Community Banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The Community Banking segment represented over 88% of our combined revenues and income during 2006, 2005 and 2004, and our consolidated assets as of December 31, 2006 and 2005. Components of the changes in Community Banking net income in 2006 as compared to 2005, and in 2005 as compared to 2004, are discussed above.
     The Technology Services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support. Technology Services net income decreased 10.3% to $3.8 million in 2006, from $4.2 million in 2005. Higher revenues from increases in the number of customers using core date processing services and the volume of core data and debit card transactions processed in 2006 were offset primarily by increases in salary and benefits expenses due to higher staffing levels and increases in equipment maintenance and repair expense.
     Included in Other is the net funding cost and other expenses of the parent holding company, compensation expense or benefit related to equity-based employee compensation, the operational results of consolidated nonbank subsidiaries (except i_Tech) and intercompany eliminations. During 2006, the parent holding company recorded a one-time after tax gain of $12.3 million on the sale of its equity interest in an unconsolidated joint venture. This gain was partially offset by additional after tax compensation expense for stock options and restricted stock awards of $621 thousand resulting from the adoption of SFAS No. 123 (revised) on January 1, 2006.
     For additional information regarding the our operating segments, see “Business — Operating Segments” included in Part I, Item 1, and “Notes to Consolidated Financial Statements — Segment Reporting” included in Part IV, Item 15.

Summary of Quarterly Results
     The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2006 and 2005.
Quarterly Results

(Dollars in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2006:
Interest income	$66,969	$71,558	$76,416	$78,480	$293,423
Interest expense	21,354	25,594	28,614	30,398	105,960
Net interest income	45,615	45,964	47,802	48,082	187,463
Provision for loan losses	1,753	2,578	2,029	1,401	7,761
Net interest income after provision for loan losses	43,862	43,386	45,773	46,681	179,702
Noninterest income	19,120	20,059	21,378	40,991	101,548
Noninterest expense	38,194	38,717	41,300	45,931	164,142

Income before income taxes	24,788	24,728	25,851	41,741	117,108
Income tax expense	8,654	8,591	9,105	15,149	41,499

Net income	$16,134	$16,137	$16,746	$26,592	$75,609

Basic earnings per common share	$1.99	$1.99	$2.07	$3.27	$9.32
Diluted earnings per common share	1.95	1.95	2.02	3.18	9.11
Dividends per common share	0.50	0.58	0.58	0.61	2.27

Year Ended December 31, 2005:
Interest income	$51,967	$55,544	$61,423	$64,923	$233,857
Interest expense	12,634	14,672	16,806	19,437	63,549
Net interest income	39,333	40,872	44,617	45,486	170,308
Provision for loan losses	1,625	1,365	1,375	1,482	5,847
Net interest income after provision for loan losses	37,708	39,507	43,242	44,004	164,461
Noninterest income	16,949	17,739	17,563	18,039	70,290
Noninterest expense	36,396	37,542	37,243	39,545	150,726

Income before income taxes	18,261	19,704	23,562	22,498	84,025
Income tax expense	6,302	6,824	8,288	7,896	29,310

Net income	$11,959	$12,880	$15,274	$14,602	$54,715

Basic earnings per common share	$1.50	$1.62	$1.91	$1.78	$6.84
Diluted earnings per common share	1.48	1.59	1.88	1.77	6.71
Dividends per common share	0.42	0.48	0.48	0.50	1.88

Financial Condition
     Total assets increased 9.0% to $4,974 million as of December 31, 2006, from $4,562 million as of December 31, 2005, primarily due to organic loan growth and increases in available-for-sale investment securities. Asset growth was primarily funded by increases in customer deposits and securities sold under repurchase agreements.
Loans
     Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

     Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are typically sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than 10 years. Commercial, agricultural and industrial loans are generally secured by first liens on income-producing real estate and generally mature in less than five years.
     Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 61% of our consumer loans as of December 31, 2006, are indirect dealer loans.
     Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.
     Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season.
     Total loans increased 9.1% to $3,310 million as of December 31, 2006, from $3,034 million as of December 31, 2005, and 10.8% to $3,034 million as of December 31, 2005, from $2,740 as of December 31, 2004, due to organic growth within our market areas.
     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding

(Dollars in thousands)

	As of December 31,
	2006	Percent	2005	Percent	2004	Percent	2003	Percent	2002	Percent

Loans
Real estate:
Commercial	$919,912	27.8%	$907,041	29.8%	$838,858	30.6%	$753,551	29.4%	$652,606	29.1%
Residential	420,251	12.7	427,808	14.1	379,998	13.9	348,901	13.7	287,996	12.9
Construction	579,603	17.5	403,751	13.3	296,773	10.8	244,784	9.6	127,102	5.7
Other	163,019	4.9	135,469	4.5	129,600	4.7	149,963	5.9	147,026	6.6
Consumer	605,858	18.3	587,895	19.4	514,045	18.8	491,938	19.3	470,668	21.0
Commercial	542,325	16.4	494,848	16.3	500,611	18.3	480,725	18.8	460,536	20.6
Agricultural	76,644	2.3	74,561	2.5	74,303	2.7	82,634	3.2	87,144	3.9
Other loans	2,751	0.1	2,981	0.1	5,321	0.2	2,403	0.1	3,472	0.2

Total loans	3,310,363	100.0%	3,034,354	100.0%	2,739,509	100.0%	2,554,899	100.0%	2,236,550	100.0%
Less allowance for loan losses	47,452		42,450		42,141		38,940		36,309

Net loans	$3,262,911		$2,991,904		$2,697,368		$2,515,959		$2,200,241

Ratio of allowance to total loans	1.43%			1.40%		1.54%		1.52%		1.62%

     Construction loans increased 43.6% to $580 million as of December 31, 2006, from $404 million as of December 31, 2005, and 36.0% to $404 million as of December 31, 2005, from $297 million as of December 31, 2004. Construction loans are primarily to commercial builders for the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Growth in construction loans in 2006 and 2005 was primarily the result of strong demand for housing in our market areas.

     Other real estate loans are comprised primarily of agricultural real estate loans. Other real estate loans increased 20.3% to $163 million as of December 31, 2006, from $135 million as of December 31, 2005, primarily due to the addition of one new loan and the reclassification of one existing loan from commercial real estate to agricultural real estate in 2006.
     Consumer loans increased 3.1% to $606 million as of December 31, 2006, from $588 million as of December 31, 2005, and 14.4% to $588 million a of December 31, 2005, from $514 million as of December 31, 2004, primarily due to increases in indirect consumer loans, the result of a strategic management decision to implement a centralized approach to indirect lending decisions and product pricing in 2005.
     Commercial loans increased 9.6% to $542 million as of December 31, 2006, from $495 million as of December 31, 2005, due to a favorable economy and growth in our existing market areas and an increase in overall borrowing activity.
     Residential real estate loans decreased 1.8% to $420 million as of December 31, 2005, from $428 million as of December 31, 2005. During 2006, we retained fewer of the residential real estate loans we originated to take advantage of generally favorable pricing for loans on the secondary market.
     The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2006:
Maturities and Interest Rate Sensitivities

(Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$1,002,905	$719,071	$360,809	$2,082,785
Consumer	319,040	269,263	17,555	605,858
Commercial	430,845	104,210	7,270	542,325
Agricultural	68,526	8,042	76	76,644
Other loans	2,751	—	—	2,751

Total loans	$1,824,067	$1,100,586	$385,710	$3,310,363

Loans at fixed interest rates	$702,426	$920,732	$159,528	$1,782,686
Loans at variable interest rates	1,106,877	179,854	226,182	1,512,913
Nonaccrual loans	14,764	—	—	14,764

Total loans	$1,824,067	$1,100,586	$385,710	$3,310,363

Investment Securities
     We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of mortgage-backed securities, U.S. government agency securities, tax exempt securities, corporate securities and mutual funds. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
     Investment securities increased 10.3% to $1,125 million as of December 31, 2006, from $1,020 million as of December 31, 2005, and 17.6% to $1,020 million as of December 31, 2005, from $867 million as of December 31, 2004. During 2006 and 2005, we purchased short-term available-for-sale investment securities to provide the collateral necessary to support growth in securities sold under repurchase agreements. As of December 31, 2006, investment securities with amortized costs and fair values of $1,040 million and $1,029 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $916 million and $903 million, respectively, as of December 31, 2005. The weighted average yield on investment securities increased 52 basis points to 4.68% in 2006, from 4.16% in 2005, and 27 basis points to 4.16% in 2005, from 3.89% in 2004. Proceeds from maturities and sales of lower yielding available-for-sale U.S. agency investment securities during 2006 and 2005 were reinvested in higher-yielding mortgage-backed and U.S. agency investment securities. For additional information concerning securities sold under repurchase agreements, see “Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.

     The following table sets forth the book value, percentage of total investment securities and average yield on investment securities as of December 31, 2006:
Securities Maturities and Yield

(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield (1)

U.S. Government agency securities
Maturing within one year	$304,630	27.1%	5.01%
Maturing in one to five years	262,388	23.3	4.56

Mark-to-market adjustments on securities available-for-sale	(2,862)

Total	564,156	50.2	4.81

Mortgage-backed securities
Maturing within one year	96,050	8.5	4.62
Maturing in one to five years	228,692	20.3	4.47
Maturing in five to ten years	64,033	5.7	4.71
Maturing after ten years	68,607	6.1	5.11

Mark-to-market adjustments on securities available-for-sale	(8,920)

Total	448,462	39.9	4.63

Tax exempt securities
Maturing within one year	12,040	1.1	6.53
Maturing in one to five years	47,111	4.2	6.66
Maturing in five to ten years	19,781	1.8	6.52
Maturing after ten years	32,090	2.8	6.20

Total	111,022	9.9	6.49

Other securities (2)
Maturing within one year	—	0.0	0.0
Maturing in one to five years	396	0.0	0.0
Maturing in five to ten years	432	0.0	0.0
Maturing after ten years	90	0.0	0.0

Total	918	0.0	0.0

Mutual funds with no stated maturity	40	0.0	4.77

Total	40	0.0	4.77

Total	$1,124,598	100.0%	4.68%

(1)	Average yields have been calculated on a FTE basis.

(2)	Investment in community development entities. Investment income is in the form of credits that reduce income tax expense.
     The maturities noted above reflect $105 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2006.
     There were no significant concentrations of investments at December 31, 2006, (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     As of December 31, 2005, we had U.S. Government agency securities with carrying values of $507 million and a weighted average yield of 4.15%; mortgage-backed securities with carrying values of $409 million and a weighted average yield of 4.41%; tax exempt securities with carrying values of $102 million and a weighted average yield of 6.53%; other securities with carrying values of $1 million and a weighted average yield of 0.00%; and, mutual funds with carrying values of $9 thousand and a weighted average yield of 3.56%.
     As of December 31, 2004, we had U.S. Government agency securities with carrying values of $356 million and a weighted average yield of 3.13%; mortgage-backed securities with carrying values of $101 million and a weighted average yield of 4.31%; tax exempt securities with carrying values of $100 million and a weighted average yield of 6.58%; corporate securities with carrying values of $11 million and a weighted average yield of 2.78%; and, mutual funds with carrying values of $183 thousand and a weighted average yield of 1.58%.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2006, we had investment securities with fair values of $547 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $12 million as of December 31, 2006, and were primarily attributable to changes in interest rates. We recorded no impairment losses during 2006, 2005 or 2004.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements – Investment Securities” included in Part IV, Item 15.
Mortgage Servicing Rights
     We recognize the rights to service mortgage loans for others whether acquired or internally originated. Net mortgage servicing rights increased 2.4% to $23 million as of December 31, 2006, from $22 million as of December 31, 2005, and 25.5% to $22 million as of December 31, 2005, from $18 million as of December 31, 2004, primarily due to internal loan origination. Impairment reserves for mortgage servicing rights were $4 million as of December 31, 2006, $2 million as of December 31, 2005, and $5 million as of December 31, 2004. For additional information regarding the mortgage servicing rights, see “Notes to Consolidated Financial Statements – Mortgage Servicing Rights” included in Part IV, Item 15.
Deposits
     We emphasize developing total client relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of noninterest-bearing and interest-bearing demand, savings, individual retirement and time deposit accounts.
     Deposits increased 4.5% to $3,709 million as of December 31, 2006, from $3,548 million as of December 31, 2005, primarily due to organic growth. All deposit categories demonstrated growth during 2006 with the exception of savings deposits and other time deposits, which decreased 9.2% and 1.7%, respectively, in 2006, as compared to 2005. As of December 31, 2006, noninterest bearing demand deposits, interest bearing demand deposits, savings deposits and time deposits comprised 24.0%, 26.0%, 21.5% and 28.5%, respectively, of total deposits, as compared to 24.4%, 22.3%, 24.8% and 28.5%, respectively, as of December 31, 2005. Deposits increased 6.8% to $3,548 million as of December 31, 2005, from $3,322 as of December 31, 2004, despite the sale of a banking office with $33 million of deposits in 2004. This increase was due to organic growth, primarily in noninterest-bearing demand, interest-bearing demand and savings deposits.
For additional information concerning customer deposits, including the use of repurchase agreements, see Part I, Item 1, “Business – Deposit Products” and “Notes to Consolidated Financial Statements – Deposits” included in Part IV, Item 15.
Other Borrowed Funds
     Other borrowed funds decreased 24.0% to $6 million as of December 31, 2006, from $7 million as of December 31, 2005, and 6.3% to $7 million as of December 31, 2005, from $8 million as of December 31, 2004. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. For additional information on other borrowed funds as of December 31, 2006 and 2005, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements

(Dollars in thousands)

As of and for the year ended December 31,	2006	2005	2004

Federal funds purchased:
Balance at period end	$—	$1,500	$—
Average balance	31,579	836	3,437
Maximum amount outstanding at any month-end	87,810	1,500	42,885
Average interest rate:
During the year	5.22%	3.11%	1.00%
At period end	—	3.81	—

Securities sold under repurchase agreements:
Balance at period end	$731,548	$518,718	$449,699
Average balance	638,686	502,177	378,839
Maximum amount outstanding at any month-end	731,548	539,838	453,651
Average interest rate:
During the year	3.96%	2.51%	0.98%
At period end	4.15	3.46	1.68

Long-Term Debt
     Our long-term debt is comprised principally of fixed rate notes with the FHLB, an unsecured revolving term loan, unsecured subordinated notes and obligations under capital leases. Notes payable to the FHLB are secured by a blanket assignment of our qualifying residential and commercial real estate loans. As of December 31, 2006, FHLB loans totaled $19.7 million. Long-term debt decreased 60.5% to $22 million as of December 31, 2006, from $55 million as of December 31, 2005, primarily due to scheduled debt repayments and the repayment of a $25 million fixed rate FHLB advance subject to immediate payment because the three-month London Interbank Offered Rate (“LIBOR”) equaled or exceeded 5.00% in 2006. Long-term debt decreased 11.7% to $55 million as of December 31, 2005, from $62 million as of December 31, 2004, primarily due to scheduled debt repayments in 2005. For additional information on long-term debt as of December 31, 2006 and 2005, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
     Our long-term debt agreements contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. We were in compliance with all such covenants as of December 31, 2006.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses increased 29.2% to $36 million as of December 31, 2006, from $28 million as of December 31, 2005, and 66.2% to $28 million as of December 31, 2005, from $17 million as of December 31, 2004, primarily due to timing of corporate income tax payments and higher accruals for incentive bonuses and profit sharing contributions to reflect 2006 and 2005 operating results. Additionally, during 2005, we accrued accumulated post-retirement benefit obligations of $1 million.
Non-Performing Assets
     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. We generally place loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.2 million, $1.2 million, $1.4 million, $1.7 million and $1.7 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

     Restructured loans are loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.
     OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at the lower of carrying value or fair value less estimated costs to sell by a charge against the allowance for loan losses, if necessary. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

(Dollars in thousands)

As of December 31,	2006	2005	2004	2003	2002

Non-performing loans:
Nonaccrual loans	$14,764	$17,142	$17,585	$24,298	$28,616
Accruing loans past due 90 days or more	1,769	1,001	905	5,558	4,625
Restructured loans	1,060	1,089	1,384	1,414	—

Total non-performing loans	17,593	19,232	19,874	31,270	33,241
OREO	529	1,091	1,828	1,999	458

Total non-performing assets	$18,122	$20,323	$21,702	$33,269	$33,699

Non-performing assets to total loans and OREO	0.55%	0.67%	0.79%	1.30%	1.51%

     Non-performing assets decreased 10.8% to $18 million as of December 31, 2006, from $20 million as of December 31, 2005, primarily due to the pay-off of the nonaccrual loans of one commercial borrower and the sale of OREO properties in 2006. Non-performing assets decreased 6.4% to $20 million as of December 31, 2005, from $22 million as of December 31, 2004, primarily due to the sale of two OREO properties in 2005.
     In addition to the non-performing loans included in the table above, we have serious doubts as to the ability of certain borrowers to comply with the present repayment terms on performing loans, which may result in future non-performing loans. There can be no assurance that we have identified all of our potential non-performing loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future.
Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. See the discussion under “Provision for Loan Losses” above. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when we determine that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Other loans, or portions thereof, are charged off when they become 180 days past due unless they are well-secured and in the process of collection. Recoveries are recorded only when cash payments are received.
     The allowance for loan losses consists of three elements: (i) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; (ii) specific valuation allowances based on probable losses on specific loans; and, (iii) general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to us. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. Loss factor percentages are based on a migration analysis of our historical loss experience over a seven year period, designed to account for credit deterioration. Specific allowances are established for loans where we have determined that probability of a loss exists and will exceed the historical loss factors applied based on internal risk classification of the loans. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic, political and regulatory factors and the estimated impact of current economic, political, environmental and regulatory conditions on historical loss rates.

     The following table sets forth information concerning our allowance for loan losses as of the dates and for the years indicated.
Allowance for Loan Losses

(Dollars in thousands)

As of and for the year ended December 31,	2006	2005	2004	2003	2002

Balance at the beginning of period	$42,450	$42,141	$38,940	$36,309	$34,091
Allowance of acquired banking offices	—	—	—	385	—
Charge-offs:
Real estate	86	382	475	856	1,233
Consumer	4,030	4,133	5,304	5,265	5,609
Commercial	1,014	2,803	1,583	2,668	2,076
Agricultural	80	133	438	1,297	577

Total charge-offs	5,210	7,451	7,800	10,086	9,495

Recoveries:
Real estate	63	13	182	373	160
Consumer	1,568	1,297	1,424	1,571	1,752
Commercial	699	596	511	400	519
Agricultural	121	7	151	136	91

Total recoveries	2,451	1,913	2,268	2,480	2,522

Net charge-offs	2,759	5,538	5,532	7,606	6,973
Provision for loan losses	7,761	5,847	8,733	9,852	9,191

Balance at end of period	$47,452	$42,450	$42,141	$38,940	$36,309

Period end loans	$3,310,363	$3,034,354	$2,739,509	$2,554,899	$2,236,550
Average loans	3,208,102	2,874,723	2,629,474	2,448,386	2,186,905
Net charge-offs to average loans	0.09%	0.19%	0.21%	0.31%	0.32%
Allowance to period end loans	1.43%	1.40%	1.54%	1.52%	1.62%

     The allowance for loan losses was $47 million, or 1.43% of period end loans, at December 31, 2006, as compared to $42 million, or 1.40% of period end loans, at December 31, 2005, and $42 million, or 1.54% of period end loans, at December 31, 2004. Net charge-offs of $2.8 million in 2006, decreased from $5.5 million in 2005 and 2004.
     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2006, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

     The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance are applicable to the entire loan portfolio.
Allocation of the Allowance for Loan Losses

(Dollars in thousands)

As of December 31,	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$33,532	62.9%	$22,622	61.7%	$19,469	60.0%	$17,911	58.6%	$10,879	54.3%
Consumer	5,794	18.3	7,544	19.4	7,492	18.8	7,153	19.3	5,893	21.0
Commercial	6,746	16.4	7,607	16.3	8,952	18.3	8,657	18.8	7,986	20.6
Agricultural	908	2.3	1,147	2.5	2,200	2.7	3,147	3.2	3,336	3.9
Other loans	14	0.1	15	0.1	27	0.2	12	0.1	17	0.2
Unallocated (1)(2)	458	N/A	3,515	N/A	4,001	N/A	2,060	N/A	8,198	N/A

Totals	$47,452	100.0%	$42,450	100.0%	$42,141	100.0%	$38,940	100.0%	$36,309	100.0%

(1)	During 2006, we refined the methodology for determining the allocated components of the allowance for loan losses. This refinement included improved evaluation of qualitative risk factors internal and external to us and use of a migration analysis of historical loan losses. This refinement resulted in a reallocation among specific loan categories and the allocation of previously unallocated allowance amounts to specific loan categories. As a result, allocation of the allowance for loan losses in periods prior to 2006 is not directly comparable to the 2006 presentation.

(2)	During 2003, we enhanced our methodologies for determining the allocated components of the allowance for loan losses to include a more in-depth consideration of the effect of current economic factors on historical loan losses; the effects of rapid loan growth in specific banking offices, particularly in commercial real estate; risk related to unfunded commitments on criticized loans; and, industry concentrations. This enhancement in allocation methodology resulted in the allocation of previously unallocated allowance amounts to specific loan categories. As a result, allocation of the allowance for loan losses for 2002 is not directly comparable to the 2003, 2004, 2005 and 2006 presentation.
     The allocated reserve for loan losses on real estate loans increased $10.9 million, or 48.2%, to $33.5 million as of December 31, 2006, from $22.6 million as of December 31, 2005, primarily due to housing slowdowns in certain of our market areas and higher levels of internally classified residential and commercial loans. The allocated reserve for loan losses on real estate loans increased $3.2 million, or 16.2%, to $22.6 million as of December 31, 2005, from $19.5 million as of December 31, 2004, primarily due to concerns that housing demand in our market areas may be slowing and the application of historical loss factors to loan portfolio gradings.

Contractual Obligations
     Contractual obligations as of December 31, 2006 are summarized in the following table.
Contractual Obligations

(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$2,651,503	$—	$—	$—	$2,651,503
Time deposits	852,761	153,573	50,585	89	1,057,008
Securities sold under repurchase agreements	731,548	—	—	—	731,548
Long-term debt obligations (1)	16,429	2,857	380	—	19,666
Capital lease obligations	27	61	72	1,775	1,935
Operating lease obligations	—	—	—	—	—
Purchase obligations (2)	2,084	—	—	—	2,084
Other long-term liabilities (3)	—	—	—	41,238	41,238

Total contractual obligations	$18,540	$2,918	$452	$43,013	$64,923

(1)	Included in long-term debt are notes payable to FHLB with various maturities and a weighted average interest rate of 2.97%. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Purchase obligations relate solely to obligations under construction contracts to build or renovate banking offices.

(3)	Other long-term liabilities include a subordinated debenture held by a wholly-owned subsidiary trust. The subordinated debenture is unsecured, bears a cumulative floating interest rate equal to the three-month LIBOR plus 3.15% and matures on March 26, 2033. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debenture, see “Notes to Consolidated Financial Statements — Subordinated Debenture held by Subsidiary Trust” included in Part IV, Item 15.
     We also have obligations under a postretirement healthcare benefit plan. These obligations represent actuarially determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements-Employee Benefit Plans” included in Part IV, Item 15.
Off-Balance Sheet Arrangements
     We have entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include guarantees, commitments to extend credit and standby letters of credit.
     We guarantee the distributions and payments for redemption or liquidation of capital trust preferred securities issued by a wholly-owned subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated balance sheets as subordinated debenture held by subsidiary trust. The subordinated debenture currently qualifies as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debenture, see “Notes to Consolidated Financial Statements — Subordinated Debenture Held by Subsidiary Trust” included in Part IV, Item 15.
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements — Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15.
Capital Resources and Liquidity Management
Capital Resources
     Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 17.3% to $410 million as of December 31, 2006, from $350 million as of December 31,2005, and 13.5% to $350 million as of December 31, 2005, from $308 million as of December 31, 2004, primarily due to retention of earnings. We paid aggregate cash dividends to stockholders of $18.4 million in 2006, $15.0 million in 2005 and $12.4 million in 2004.

     Pursuant to FIDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2006, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements — Regulatory Capital” contained in Part IV, Item 15.
Liquidity
     Liquidity is our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. We do not engage in derivatives or hedging activities to support our liquidity position.
     Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt obligations and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements — Consolidated Statements of Cash Flows,” included in Part IV, Item 15.
     Other sources of liquidity are available should they be needed. These sources include the drawing of additional funds on our unsecured revolving term loan, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities and the issuance of preferred or common securities. The Bank also can borrow through the Federal Reserve’s discount window.
     As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. A significant amount of our revenues are obtained from management fees and dividends declared and paid by the Bank and other non-bank subsidiaries. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to us. Our debt instruments also include dividend limitations. Management believes that such limitations will not have an impact on our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Long-Term Debt” included herein and “Business — Regulation and Supervision” included in Part I, Item 1.
Asset Liability Management
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management.
Interest Rate Risk
     Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. Our primary source of earnings is the net interest margin, which is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.
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

     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2006. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps

(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months to	Year to	After
	or Less	One Year	Five Years	Five Years	Total

Interest earning assets:
Loans (1)	$1,386,448	$564,563	$1,161,239	$183,349	$3,295,599
Investment securities (2)	309,494	101,073	531,584	182,447	1,124,598
Interest bearing deposits in banks	12,809	—	—	—	12,809
Federal funds sold	55,427	—	—	—	55,427

Total interest earning assets	$1,764,178	$665,636	$1,692,823	$365,796	$4,488,433

Interest bearing liabilities:
Interest bearing demand accounts(3)	$72,323	$216,970	$675,019	$—	$964,312
Savings deposits (3)	606,784	46,633	145,080	—	798,497
Time deposits, $100 or more (4)	103,412	245,232	60,169	—	408,813
Other time deposits	148,754	355,363	143,989	89	648,195
Securities sold under repurchase agreements	731,548	—	—	—	731,548
Other borrowed funds	5,694	—	—	—	5,694
Long-term debt	10,364	6,092	3,370	1,775	21,601
Subordinated debenture held by subsidiary trust	41,238	—	—	—	41,238

Total interest earning assets	$1,720,117	$870,290	$1,027,627	$1,864	$3,619,898

Rate gap	$44,061	$(204,654)	$665,196	$363,932	$868,535
Cumulative rate gap	44,061	(160,593)	504,603	868,535
Cumulative rate gap as a percentage of total interest earning assets	0.98%	-3.58%	11.24%	19.35%	0.98%

(1)	Does not include nonaccrual loans of $14,764.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,040 million, a negative cumulative one year gap of $981 million and a positive cumulative one to five year gap of $505 million.

(4)	Included in the three month to one year category are deposits of $95 million maturing in three to six months.
Net Interest Income Sensitivity
     The view presented in the preceding interest rate sensitivity gap table does not illustrate the effect on our net interest margin of changing interest rate scenarios. We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest margin sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios where market rates gradually change up or down at nonparallel rates resulting in a change in the slope of the yield curve. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on our net interest margin may be materially different than estimated.

     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of December 31, 2006, our income simulation model predicted net interest income would decrease $3.6 million, or 1.8%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. As of December 31, 2006, our income simulation model also predicted net interest income would increase $663 thousand, or 0.3%, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates. Both scenarios predict that our funding sources will reprice faster than our interest earning assets. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Recent Accounting Pronouncements
     New accounting policies adopted by us during 2006, and the expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposure is interest rate risk. Our business and the composition of our balance sheet consists of investments in interest earning assets (principally loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets decrease relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.
     Although we characterize some of our interest-sensitive assets as securities available-for-sale, such securities are not purchased with a view to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. See “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.

     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at December 31, 2006. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management — Interest Rate Risk.”
Market Sensitive Financial Instruments Maturities

(Dollars in thousands)

	December 31, 2006 Expected Maturity, Principal Repayment or Repricing
	2007	2008	2009	2010	2011	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$255,791	$—	$—	$—	$—	$—	$255,791
Net loans	1,901,652	453,781	301,427	203,016	133,750	227,665	3,221,291
Securities available for sale	398,528	170,515	119,464	127,583	66,514	130,054	1,012,658
Securities held to maturity	12,538	11,653	15,188	11,911	9,105	51,996	112,391
Accrued interest receivable	30,913	—	—	—	—	—	30,913
Mortgage servicing rights	3,072	3,158	2,855	2,419	2,015	9,859	23,378

Total interest-sensitive assets	$2,602,494	$639,107	$438,934	$344,929	$211,384	$419,574	$4,656,422

Interest sensitive liabilities:
Deposits, excluding time	$1,209,319	$309,039	$309,039	$824,106	$—	$—	$2,651,503
Time deposits	859,800	113,003	36,303	29,491	13,591	68	1,052,256
Repurchase agreements	731,548	—	—	—	—	—	731,548
Accrued interest payable	18,872	—	—	—	—	—	18,872
Other borrowed funds	5,694	—	—	—	—	—	5,694
Long-term debt	17,194	1,612	1,486	476	132	1,277	22,177
Subordinated debenture held by subsidiary trust	—	—	—	—	—	41,238	41,238

Total interest-sensitive liabilities	$2,842,427	$423,654	$346,828	$854,073	$13,723	$42,583	$4,523,288

     The prepayment projections for net loans are based upon experience and do not take into account any allowance for loan losses. The expected maturities of securities are based upon contractual maturities adjusted for projected prepayments of principal, assuming no reinvestment of proceeds. Actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. All other financial instruments are stated at contractual maturities.
Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:

Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2006, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
     There were no changes in our internal controls over financial reporting for the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, such controls.
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
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that were not reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement and is herein incorporated by reference.
     Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is herein incorporated by reference.
Item 11. Executive Compensation
     Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
     Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement and is herein incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Our audited consolidated financial statements follow.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.
Billings, Montana
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.
/s/ MCGLADREY & PULLEN LLP
Des Moines, Iowa
March 12, 2007

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share data)

December 31,	2006	2005

Assets
Cash and due from banks	$187,555	$207,877
Federal funds sold	55,427	27,607
Interest bearing deposits in banks	12,809	5,493

Total cash and cash equivalents	255,791	240,977

Investment securities:
Available-for-sale	1,012,658	916,450
Held-to-maturity (estimated fair values of $112,391 and $104,305 at December 31, 2006 and 2005, respectively)	111,940	103,451

Total investment securities	1,124,598	1,019,901

Loans	3,310,363	3,034,354
Less allowance for loan losses	47,452	42,450

Net loans	3,262,911	2,991,904

Premises and equipment, net	120,280	120,438
Accrued interest receivable	30,913	26,104
Company-owned life insurance	64,705	62,547
Mortgage servicing rights, net of accumulated amortization and impairment reserve	22,644	22,116
Goodwill	37,380	37,390
Core deposit intangible, net of accumulated amortization	432	1,204
Net deferred tax asset	8,297	3,285
Other assets	46,183	36,447

Total assets	$4,974,134	$4,562,313

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$888,694	$864,128
Interest bearing	2,819,817	2,683,462

Total deposits	3,708,511	3,547,590

Federal funds purchased	—	1,500
Securities sold under repurchase agreements	731,548	518,718
Accrued interest payable	18,872	13,185
Accounts payable and accrued expenses	36,295	28,086
Other borrowed funds	5,694	7,495
Long-term debt	21,601	54,654
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,563,759	4,212,466

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2006 and 2005	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,144,788 shares and 8,098,933 shares as of December 31, 2006 and 2005, respectively	45,477	43,569
Retained earnings	372,039	314,843
Unearned compensation — restricted stock	—	(330)
Accumulated other comprehensive loss, net	(7,141)	(8,235)

Total stockholders’ equity	410,375	349,847

Total liabilities and stockholders’ equity	$4,974,134	$4,562,313

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)

Year Ended December 31,	2006	2005	2004

Interest income:
Interest and fees on loans	$245,435	$195,431	$161,787
Interest and dividends on investment securities:
Taxable	40,991	30,255	25,587
Exempt from federal taxes	4,441	4,384	4,114
Interest on deposits in banks	360	1,021	281
Interest on federal funds sold	2,196	2,766	1,071

Total interest income	293,423	233,857	192,840

Interest expense:
Interest on deposits	73,267	45,587	34,304
Interest on federal funds purchased	1,649	26	34
Interest on securities sold under repurchase agreements	25,278	12,602	3,720
Interest on other borrowed funds	709	122	60
Interest on long-term debt	1,576	2,480	2,329
Interest on subordinated debenture held by subsidiary trust	3,481	2,732	1,974

Total interest expense	105,960	63,549	42,421

Net interest income	187,463	170,308	150,419
Provision for loan losses	7,761	5,847	8,733

Net interest income after provision for loan losses	179,702	164,461	141,686

Noninterest income:
Other service charges, commissions and fees	21,906	19,392	16,115
Service charges on deposit accounts	17,581	17,294	18,899
Technology services revenues	15,845	13,304	12,573
Financial services revenues	10,605	9,529	8,839
Income from the origination and sale of loans	9,611	8,619	8,379
Investment securities losses, net	(722)	(3,677)	(797)
Gain on sale of equity method investee	19,801	—	—
Other income	6,921	5,829	6,636

Total noninterest income	101,548	70,290	70,644

Noninterest expense:
Salaries, wages and employee benefits	88,889	80,029	73,972
Furniture and equipment	16,333	15,912	15,052
Occupancy, net	13,300	13,412	11,931
Mortgage servicing rights amortization	4,024	4,614	3,986
Mortgage servicing rights impairment expense (recovery)	1,694	(2,187)	(263)
Professional fees	3,167	2,844	3,179
Outsourced technology services	3,151	2,290	2,354
Core deposit intangible amortization	772	1,013	1,112
Other expenses	32,812	32,799	31,657

Total noninterest expense	164,142	150,726	142,980

Income before income tax expense	117,108	84,025	69,350

Income tax expense	41,499	29,310	23,929

Net income	$75,609	$54,715	$45,421

Basic earnings per share	$9.32	$6.84	$5.74
Diluted earnings per share	9.11	6.71	5.68

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

				Unearned	Accumulated
	Common			Compensation -	Other	Total
	Shares	Common	Retained	Restricted	Comprehensive	Stockholders’
	Outstanding	Stock	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2003	7,912,699	$33,187	$242,105	$—	$(1,066)	$274,226
Comprehensive income:
Net income		—	45,421	—	—	45,421
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,714		—	—	—	(2,641)	(2,641)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $314		—	—	—	483	483

Other comprehensive loss						(2,158)

Total comprehensive income						43,263

Common stock transactions:
Common shares retired	(63,266)	(3,329)	—	—	—	(3,329)
Common shares issued	109,417	5,935	—	—	—	5,935
Restricted shares issued	10,000	512	—	(512)	—	—
Stock options exercised, net of 14,139 shares tendered in payment of option price and income tax withholding amounts	11,450	354	—	—	—	354
Tax benefit of stock options		101	—	—	—	101
Amortization of restricted stock awards		—	—	130	—	130
Remeasurement of restricted stock awards		43	—	(43)	—	—
Cash dividends declared:
Common ($1.56 per share)		—	(12,354)	—	—	(12,354)

Balance at December 31, 2004	7,980,300	36,803	275,172	(425)	(3,224)	308,326
Comprehensive income:
Net income		—	54,715	—	—	54,715
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,703		—	—	—	(7,241)	(7,241)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $1,447		—	—	—	2,230	2,230

Other comprehensive loss						(5,011)

Total comprehensive income						49,704

Common stock transactions:
Common shares retired	(52,021)	(3,296)	—	—	—	(3,296)
Common shares issued	99,638	6,468	—	—	—	6,468
Restricted shares issued	1,500	87	—	(87)	—	—
Restricted shares cancelled	(1,000)	(65)	—	65	—	—
Stock options exercised, net of 11,311 shares tendered in payment of option price and income tax withholding amounts	70,516	2,770	—	—	—	2,770
Tax benefit of stock options		677	—	—	—	677
Amortization of restricted stock awards			—	242	—	242
Remeasurement of restricted stock awards		125	—	(125)	—	—
Cash dividends declared:
Common ($1.88 per share)		—	(15,044)	—	—	(15,044)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Continued)

(In thousands, except share and per share data)

				Unearned	Accumulated
	Common			Compensation -	Other	Total
	Shares	Common	Retained	Restricted	Comprehensive	Stockholders’
	Outstanding	Stock	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2005	8,098,933	$43,569	$314,843	$(330)	$(8,235)	$349,847
Comprehensive income:
Net income		—	75,609	—	—	75,609
Unrealized gains on available-for-sale investment securities, net of income tax expense of $421		—	—	—	648	648
Less reclassification adjustment for losses included in net income, net of income tax benefit of $290		—	—	—	446	446

Other comprehensive income						1,094

Total comprehensive income						76,703

Common stock transactions:
Common shares retired	(128,305)	(9,593)	—	—	—	(9,593)
Common shares issued	76,140	5,829	—	—	—	5,829
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 32,467 shares tendered in payment of option price and income tax withholding amounts	97,020	3,306	—	—	—	3,306
Tax benefit of stock options		1,368	—	—	—	1,368
Stock-based compensation expense:						—
Stock-based compensation expense		1,328	—	—	—	1,328
Reclassification of unearned compensation upon adoption of SFAS No. 123(revised)		(330)	—	330	—	—
Cash dividends declared:
Common ($2.27 per share)		—	(18,413)	—	—	(18,413)

Balance at December 31, 2006	8,144,788	$45,477	$372,039	$—	$(7,141)	$410,375

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

Year Ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$75,609	$54,715	$45,421
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	176	(492)	(468)
Provisions for loan losses	7,761	5,847	8,733
Depreciation	13,327	13,716	12,737
Amortization of core deposit intangibles	772	1,013	1,112
Amortization of mortgage servicing rights	4,024	4,614	3,986
Net premium amortization (discount accretion) on investment securities	(7,825)	(541)	2,258
Net loss on sale of investment securities	722	3,677	797
Gain on sale of other real estate owned	(12)	(276)	(67)
Gain on sale of investment in unconsolidated equity method joint venture	(19,801)	—	—
Loss on disposal of premises and equipment	19	326	32
Write-down of other real estate pending sale/disposal	72	—	—
Increase (decrease) in valuation reserve for mortgage servicing rights	1,694	(2,187)	(263)
Deferred income taxes	(5,723)	1,882	2,927
Increase in cash surrender value of company-owned life insurance	(2,158)	(1,902)	(1,941)
Stock-based compensation expense	1,328	280	132
Excess tax benefits from stock-based compensation	(1,344)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	(6,293)	2,188	12,650
Increase in accrued interest receivable	(4,811)	(5,535)	(1,381)
Increase in other assets	(10,634)	(2,618)	(1,131)
Increase (decrease) in accrued interest payable	5,699	3,656	(534)
Increase (decrease) in accounts payable and accrued expenses	8,198	11,171	(2,310)

Net cash provided by operating activities	60,800	89,534	82,690

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(19,589)	(9,301)	(15,868)
Available-for-sale	(4,644,632)	(1,973,342)	(427,381)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	10,899	6,317	7,181
Available-for-sale	4,507,790	1,641,837	336,347
Proceeds from sales of available-for-sale investment securities	49,774	170,325	25,463
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	(31)	175	(83)
Purchases and originations of mortgage servicing rights	(6,246)	(6,919)	(6,942)
Extensions of credit to customers, net of repayments	(275,801)	(305,768)	(220,054)
Recoveries of loans charged-off	2,451	1,913	2,268
Proceeds from sales of other real estate owned	850	2,987	2,045
Disposition of banking offices, net of cash and cash equivalents	(2,540)	—	(19,536)
Proceeds from sale of unconsolidated equity method joint venture	19,853	—	—
Capital expenditures, net of sales	(13,109)	(10,123)	(22,719)
Capital contributions to joint ventures	—	(2,800)	—

Net cash used in investing activities	(370,331)	(484,699)	(339,279)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(In thousands)

Year Ended December 31,	2006	2005	2004

Cash flows from financing activities:
Net increase in deposits	$163,991	$225,909	$197,646
Net increase in federal funds purchased and repurchase agreements	211,330	70,519	127,470
Net (decrease) increase in other borrowed funds	(1,801)	(500)	858
Borrowings of long-term debt	4,100	15,000	53,575
Repayment of long-term debt	(37,153)	(22,272)	(39,239)
Net decrease in debt issuance costs	37	41	44
Proceeds from issuance of common stock	10,503	9,877	6,384
Excess tax benefits from stock-based compensation	1,344	—	—
Purchase and retirement of common stock	(9,593)	(3,296)	(3,329)
Dividends paid to stockholders	(18,413)	(15,044)	(12,354)

Net cash provided by financing activities	324,345	280,234	331,055

Net increase (decrease) in cash and cash equivalents	14,814	(114,931)	74,466

Cash and cash equivalents at beginning of year	240,977	355,908	281,442

Cash and cash equivalents at end of year	$255,791	$240,977	$355,908

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individuals, businesses, municipalities and other entities throughout the states of Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment and insurance services through its bank subsidiary and technology services through a nonbank subsidiary. The Company is subject to competition from other financial institutions, nonbank financial companies and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”); i_Tech Corporation (“i_Tech”); FI Reinsurance Ltd.; First Interstate Insurance Agency, Inc.; Commerce Financial, Inc.; FIB, LLC; and, FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2005 and 2004 to conform to the 2006 presentation.

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

Variable Interest Entity. The Company’s wholly-owned subsidiary, First Interstate Statutory Trust (“FIST”), is a variable interest entity for which the Company is not a primary beneficiary. Accordingly, the accounts of FIST are not included in the accompanying consolidated financial statements.

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

The Company maintained compensating balances of approximately $30,000 and $50,000 with the Federal Reserve Bank to reduce service charges for check clearing services at December 31, 2006 and 2005, respectively.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

The Company invests in securities on behalf of certain executive officers and directors of the Company who have elected to participate in the Company’s deferred compensation plans. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other noninterest income.

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

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Residential mortgages held for sale were $25,360 and $19,067 as of December 31, 2006 and 2005, respectively.

Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans. These gains and losses are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance balance is an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio based upon quarterly analyses of the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, industry concentrations, current economic, political and regulatory factors and the estimated impact of current economic, political, regulatory and environmental conditions on historical loss rates.

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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions (“goodwill”) is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2006 and 2005, all goodwill is attributable to the Community Banking operating segment. No impairment losses were recognized during 2006, 2005 or 2004.

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $11,561 as of December 31, 2006, and $10,789 as of December 31, 2005. Core deposit intangibles amortization expense is expected to total $174, $126, $83, $34 and $10 in 2007, 2008, 2009, 2010 and 2011, respectively.

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

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized during 2006, 2005 or 2004.

Other Real Estate Owned. Real estate acquired in satisfaction of loans (“OREO”) is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling costs. OREO of $529 and $1,091 as of December 31, 2006 and 2005, respectively, is included in other assets.

Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) of $12,746 as of December 31, 2006 and 2005, are included in other assets at par value.

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
The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on enacted income tax rates which will be in effect when the differences between the financial statement carrying values and tax bases of existing assets and liabilities are expected to be reported in taxable income.

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

Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two operating segments, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. Technology Services encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM and debit card processing, item proof and capture, wide area network services and system support.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,728, $2,675 and $2,415 in 2006, 2005 and 2004, respectively.

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

Technology Services Revenue Recognition. Revenues from technology services are transaction-based and are recognized as transactions are processed or services are rendered.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment,” using the modified prospective method of transition. Under the modified prospective method of transition, compensation expense is recognized for all unvested stock options granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments awarded after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). Stock-based compensation expense of $1,328, $289 and $138 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2006, 2005 and 2004 were $508, $111 and $53, respectively. In accordance with the modified prospective transition method, prior periods have not been restated to reflect the impact of adopting SFAS No. 123 (revised). Therefore, the results for fiscal 2006 are not directly comparable to prior years.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The provisions of SFAS No. 123 (revised) also require that tax benefits resulting from tax deductions in excess of compensation costs recognized for stock options exercised (“excess tax benefits”) be classified as financing cash flows. Prior to the adoption of SFAS No. 123 (revised), these excess tax benefits were classified as operating cash flows.

Prior to the adoption of SFAS 123 (revised), the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”). Under the provisions of APB 25, restricted stock awards were accounted for using variable plan accounting whereby compensation expense or benefit was recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.

As a result of adopting the provisions of SFAS No. 123 (revised) on January 1, 2006, the Company recognized additional share-based compensation expense of $879, or $543 net of income tax benefit. This increase in share-based compensation expense resulted in a $0.07 decrease in both basic and diluted earnings per share in 2006.

The following table sets forth pro forma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to awards granted under the Company’s share-based compensation plans prior to the adoption of this standard.

December 31,	2005	2004

Net income as reported	$54,715	$45,421

Deduct: total share-based employee compensation expense determined under a fair value method for all awards, net of taxes	439	378

Pro forma net income	$54,276	$45,043

Basic earnings per share	$6.84	$5.74
Pro forma basic earnings per share	$6.78	$5.69

Diluted earnings per share	$6.71	$5.68
Pro forma diluted earnings per share	$6.66	$5.63

Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. Adoption of the provisions of SFAS No. 154 on January 1, 2006, did not impact the consolidated financial statements, results of operations or liquidity of the Company.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary and measurement of an impairment loss. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock;” nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments;” and, supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Adoption of FSP 115-1 on January 1, 2006, did not have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

During February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for the Company on January 1, 2007, and is not expected to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 is effective for the Company on January 1, 2007, and has elected to continue to follow the amortization method. The Company does not expect adoption to have a significant impact on its consolidated financial statements, results of operations or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109)” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of FIN 48 are effective for the Company on January 1, 2007. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The result of adoption will be limited to a reclassification between deferred and current income tax liabilities, with no significant effect on retained earnings.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on its consolidated financial statements, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans, other than multiemployer plans, as assets or liabilities on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for the Company as of December 31, 2007, with earlier adoption encouraged. The Company does not expect adoption of the recognition and disclosure provisions of SFAS No. 158 on December 31, 2007 to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 158 also requires measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position beginning for fiscal years ending after December 15, 2008. The Company currently measures defined benefit plan assets and obligations as of its fiscal year end.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-4 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life–by–individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not expect adoption of EITF 06-5 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) providing guidance for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a company is required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, using both a “rollover” and “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement, ignoring the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. If either method results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors, the financial statements must be adjusted. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 with earlier application encouraged. Adoption of SAB 108 as of December 31, 2006, did not have an impact on the consolidated financial statements, results of operations or liquidity of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on instruments measured at fair value are recognized in earnings at each reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company may elect early adoption of SFAS No. 159 as of January 1, 2007, provided it also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently assessing the impact of adoption of SFAS No. 159.

(2)	REGULATORY CAPITAL

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Parent Company, like all bank holding companies, is not subject to the prompt corrective action provisions. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2006, the Company exceeded all capital adequacy requirements to which it is subject.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2006 and 2005 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total risk-based capital:
Consolidated	$464,821	11.9%	$311,732	8.0%	NA	NA
FIB	433,298	11.2%	307,914	8.0	$387,393	10.0%

Tier 1 risk-based capital:
Consolidated	417,369	10.7	155,866	4.0	NA	NA
FIB	385,846	10.0	154,957	4.0	$232,436	6.0%

Leverage capital ratio:
Consolidated	417,369	8.6	155,866	4.0	NA	NA
FIB	385,846	8.0	154,957	4.0	$232,436	5.0%

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total risk-based capital:
Consolidated	$399,565	11.3%	$283,740	8.0%	NA	NA
FIB	386,784	11.0	282,096	8.0	$352,620	10.0%

Tier 1 risk-based capital:
Consolidated	357,114	10.1	141,870	4.0	NA	NA
FIB	344,334	9.8	141,048	4.0	$211,572	6.0%

Leverage capital ratio:
Consolidated	357,114	7.9	180,488	4.0	NA	NA
FIB	344,334	7.7	179,847	4.0	$224,808	5.0%

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$567,018	$14	$(2,876)	$564,156
Other mortgage-backed securities	457,382	363	(9,283)	448,462
Mutual funds	40	—	—	40

Total	$1,024,440	$377	$(12,159)	$1,012,658

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

State, county and municipal securities	$111,022	$852	$(401)	$111,473
Other securities	918	—	—	918

Total	$111,940	$852	$(401)	$112,391

Gross gains of $28 and gross losses of $750 were realized on the sale of available-for-sale securities in 2006.

Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$511,869	$2	$(4,662)	$507,209
Other mortgage-backed securities	418,159	425	(9,352)	409,232
Mutual funds	9	—	—	9

Total	$930,037	$427	$(14,014)	$916,450

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

State, county and municipal securities	$102,425	$1,399	$(545)	$103,279
Other securities	1,026	—	—	1,026

Total	$103,451	$1,399	$(545)	$104,305

Gross gains of $10 and gross losses of $3,687 were realized on the sale of available-for-sale securities in 2005.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005.
Available-for-Sale

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$315,208	$(149)	$208,937	$(2,727)	$524,145	$(2,876)
Other mortgage-backed securities	67,486	(600)	319,137	(8,683)	386,623	(9,283)

Total	$382,694	$(749)	$528,074	$(11,410)	$910,768	$(12,159)

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses

State, county and municipal securities	$18,867	$(183)	$10,374	$(218)	$29,241	$(401)

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$377,272	$(2,059)	$114,938	$(2,603)	$492,210	$(4,662)
Other mortgage-backed securities	186,539	(2,732)	199,607	(6,620)	386,146	(9,352)

Total	$563,811	$(4,791)	$314,545	$(9,223)	$878,356	$(14,014)

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses

State, county and municipal securities	$18,086	$(313)	$8,049	$(232)	$26,135	$(545)

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of December 31, 2006 and 2005 related primarily to fluctuations in the current interest rates. As of December 31, 2006, the Company had the intent and ability to hold these investments securities for a period of time sufficient to allow for an anticipated recovery. No impairment losses were recorded during 2006, 2005 or 2004.

Maturities of investment securities at December 31, 2006 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2006	Cost	Fair Value	Cost	Fair Value

Within one year	$400,680	$398,487	$12,040	$12,067
After one but within five years	491,080	484,077	47,507	47,918
After five years but within ten years	64,033	62,785	20,213	20,426
After ten years	68,607	67,269	32,180	31,980

Total	1,024,400	1,012,618	111,940	112,391

Mutual funds with no stated maturity	40	40	—	—

Total	$1,024,440	$1,012,658	$111,940	$112,391

At December 31, 2006, the Company had investment securities callable within one year with amortized costs and estimated fair values of $105,230 and $104,613, respectively. These investment securities are primarily classified as available-for-sale and included in the after one but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2006 and 2005, the Company had variable rate securities with amortized costs of $603 and $830, respectively.

There are no significant concentrations of investments at December 31, 2006, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

Investment securities with amortized cost of $1,040,274 and $915,876 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2006 and 2005 was $1,028,738 and $903,055, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(4)	LOANS
Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2006	2005

Real estate loans:
Residential	$420,251	$427,808
Agricultural	137,659	116,402
Commercial	919,912	907,041
Construction	579,603	403,751
Mortgage loans originated for sale	25,360	19,067

Total real estate loans	2,082,785	1,874,069

Consumer:
Indirect consumer loans	370,016	347,375
Credit card loans	60,569	51,523
Other consumer loans	175,273	188,997

Total consumer loans	605,858	587,895

Commercial	542,325	494,848
Agricultural	76,644	74,561
Other loans, including overdrafts	2,751	2,981

Total loans	$3,310,363	$3,034,354

At December 31, 2006, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.
Nonaccrual loans were $14,764 and $17,142 at December 31, 2006 and 2005, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,135, $1,179 and $1,388 during the years ended December 31, 2006, 2005 and 2004, respectively. Loans contractually past due ninety days or more aggregating $1,769 on December 31, 2006 and $1,001 on December 31, 2005 were on accrual status. These loans are deemed adequately secured and in the process of collection.
Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

December 31,	2006		2005
	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Balance

Impaired loans
With specific loan loss reserves assigned	$3,782	$1,855	$3,963	$1,934
With no specific loan loss reserves assigned	11,002	—	13,373	—

Total impaired loans	$14,784	$1,855	$17,336	$1,934

The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $15,335, $17,841 and $22,970, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2006, 2005 and 2004 would have been approximately $1,162, $1,197 and $1,390, respectively. At December 31, 2006, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2006	2005	2004

Balance at beginning of year	$42,450	$42,141	$38,940
Provision charged to operating expense	7,761	5,847	8,733
Less loans charged-off	(5,210)	(7,451)	(7,800)
Add back recoveries of loans previously charged-off	2,451	1,913	2,268

Balance at end of year	$47,452	$42,450	$42,141

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2006	2005

Land	$18,277	$16,985
Buildings and improvements	114,776	112,267
Furniture and equipment	68,874	61,002

	201,927	190,254
Less accumulated depreciation	(81,647)	(69,816)

Premises and equipment, net	$120,280	$120,438

The Parent Company and a FIB branch office lease premises from an affiliated partnership (see Note 22).

(7)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2006	2005	2004

Balance at beginning of year	$24,581	$22,292	$19,336
Purchases of mortgage servicing rights	1,660	1,578	1,581
Originations of mortgage servicing rights	4,586	5,341	5,361
Amortization expense	(4,024)	(4,614)	(3,986)
Write-off of permanent impairment	(15)	(16)	—

Balance at end of year	26,788	24,581	22,292
Less valuation reserve	(4,144)	(2,465)	(4,668)

Balance at end of year	$22,644	$22,116	$17,624

At December 31, 2006, the estimated fair value and weighted average life of the Company’s mortgage servicing rights were $23,378 and 5.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.75% to 14.25% and monthly prepayment speeds ranging from 0.6% to 2.5% depending upon the risk characteristics of the underlying loans. The Company recorded as other expense impairment charges of $1,694 in 2006 and impairment reversals of $2,187 and $263 in 2005 and 2004, respectively. Permanent impairment of $15 and $16 was charged against the carrying value of mortgage servicing rights in 2006 and 2005, respectively. No permanent impairment was recorded in 2004.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Principal balances of mortgage loans underlying mortgage servicing rights of approximately $2,045,437 and $1,910,252 at December 31, 2006 and 2005, respectively, are not included in the accompanying consolidated financial statements.

(8)	COMPANY OWNED LIFE INSURANCE

Company owned life insurance consists of the following:

December 31,	2006	2005

Key executive, principal shareholder	$4,124	$4,007
Key executive split dollar	3,856	3,747
Group life	56,725	54,793

Total	$64,705	$62,547

The Company maintains key-executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key-executive, principal shareholder insurance policies was $4,124 and $4,007 at December 31, 2006 and 2005, respectively.

The Company also has obtained life insurance policies covering selected other key officers. The net cash surrender value of these policies was $3,856 and $3,747 at December 31, 2006 and 2005, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has obtained a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $56,725 and $54,793 at December 31, 2006 and 2005, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2006	2005

Noninterest bearing demand	$888,694	$864,128

Interest bearing:
Demand	964,312	792,263
Savings	798,497	879,586
Time, $100 and over	408,813	352,324
Time, other	648,195	659,289

Total interest bearing	2,819,817	2,683,462

Total deposits	$3,708,511	$3,547,590

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Maturities of time deposits at December 31, 2006 are as follows:

	Time, $100
	and Over	Total Time

2007	$348,644	$852,761
2008	35,737	115,445
2009	10,263	38,128
2010	9,069	33,786
2011	5,100	16,799
Thereafter	—	89

Total	$408,813	$1,057,008

Interest expense on time deposits of $100 or more was $15,291, $10,694 and $8,982 for the years ended December 31, 2006, 2005 and 2004, respectively.

(10)	INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2006	2005	2004

Current:
Federal	$42,014	$24,385	$18,692
State	5,208	3,043	2,310

Total current	47,222	27,428	21,002

Deferred:
Federal	(5,005)	1,698	2,526
State	(718)	184	401

Total deferred	(5,723)	1,882	2,927

Balance at end of year	$41,499	$29,310	$23,929

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2006, 2005 and 2004 to income before income taxes as a result of the following:

Year ended December 31,	2006	2005	2004

Tax expense at the statutory tax rate	$40,988	$29,409	$24,273
Increase (decrease) in tax resulting from:
Tax-exempt income	(2,915)	(2,651)	(2,507)
State income tax, net of federal income tax benefit	2,919	2,098	1,763
Amortization of nondeductible intangibles	28	28	28
Other, net	479	426	372

Tax expense at effective tax rate	$41,499	$29,310	$23,929

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2006	2005

Deferred tax assets:
Loans, principally due to allowance for loan losses	$16,938	$13,831
Employee benefits	3,126	2,401
Investment securities, unrealized losses	4,640	5,351
Other	556	860

Deferred tax assets	25,260	22,443

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,718)	(5,845)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(969)	(1,041)
Prepaid amounts	(958)	(1,175)
Government agency stock dividends	(2,046)	(2,130)
Goodwill and core deposit intangibles	(2,780)	(2,686)
Mortgage servicing rights	(5,000)	(5,711)
Other	(492)	(570)

Deferred tax liabilities	(16,963)	(19,158)

Net deferred tax assets	$8,297	$3,285

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.
The Company had current income taxes payable of $6,679 and $2,441 at December 31, 2006 and 2005, respectively, which are included in other liabilities.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2006	2005

Parent Company:
7.50% subordinated notes, unsecured, interest payable semi-annually, due in increasing annual principal payments beginning October 1, 2002 with final maturity on October 1, 2006	$—	$4,600

Subsidiaries:
Various notes payable to FHLB, interest due monthly at various rates and maturities (weighted average rate of 2.97% at December 31, 2006)	19,666	48,094
8.00% capital lease obligation with term ending October 25, 2029	1,935	1,960

Total long-term debt	$21,601	$54,654

Maturities of long-term debt at December 31, 2006 are as follows:

2007	$16,456
2008	1,458
2009	1,460
2010	415
2011	37
Thereafter	1,775

Total	$21,601

The Company’s long-term debt agreements contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. The Company was in compliance with all such covenants as of December 31, 2006.
The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2006 and 2005, there were no advances on the loan. The revolving facility expires June 30, 2008, and requires payment of an annual commitment fee of 0.10% of the average daily unadvanced amount. Interest is payable monthly either at a fluctuating rate equal to prime or at a fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.25%, as elected by the Company at the date of each advance. Prime rate advances may be prepaid without penalty. LIBOR advances are subject to prepayment penalties equal to the unpaid interest due under the original terms of the advance less interest recomputed using LIBOR in effect at the date of prepayment.
The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $166,014 subject to collateral availability. As of December 31, 2006 and 2005, FHLB advances totaled $19,666 and $48,094, respectively.
During 2004, the Company incurred a capital lease obligation of $2,000 in connection with the lease of a banking office. The balance of the obligation was $1,935 and $1,960 as of December 31, 2006 and 2005, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2006	2005

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (5.1% interest rate at December 31, 2006)	$5,694	$7,495

The Company has federal funds lines of credit with third parties amounting to $131,750, subject to funds availability. These lines are subject to cancellation without notice.

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

The Subordinated Debenture is unsecured and bears a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2006, the interest rate on the Subordinated Debenture was 8.52%. Interest distributions are made quarterly. The Company may defer the payment of interest at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares is restricted. The Subordinated Debenture matures March 26, 2033, but may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after March 26, 2008, or at any time in the event of unfavorable changes in laws or regulations. The Subordinated Debenture qualifies as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

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

(13)	STOCK-BASED COMPENSATION

The Company has equity awards outstanding under three stock-based compensation plans; the 2006 Equity Compensation Plan (the “2006 Plan”), the 2001 Stock Option Plan and the 2004 Restricted Stock Benefit Plan. These plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation Committee of the Board of Directors (“Compensation Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and the 2004 Restricted Stock Award Plan (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2006, there were 737,254 common shares available for future grant under the 2006 Plan.
Stock Options. All options granted have an exercise price equal to the minority appraised value of the Company’s common stock at the date of grant, may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee and can be exercised for periods of up to ten years from the date of grant. Stock issued upon exercise of options is subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock at the then current minority appraised value and provides the Company a right to call some or all of the stock under certain conditions.
Compensation expense related to stock option awards of $935, $47 and $8 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2006, 2005 and 2004, respectively.
The weighted average grant date fair value of options granted was $5.95, $6.03 and $4.75 during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2006	2005	2004

Expected volatility	5.87%	8.40%	7.80%
Expected dividend yield	3.01%	3.05%	3.21%
Risk-free interest rate	4.51%	4.19%	4.18%
Expected life of options (in years)	6.2	8.5	8.5

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The Company has elected to use the “simplified” method to estimate expected life until its analysis of historical exercise and post-vesting employment termination behaviors is refined. Expected volatility is based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options in 2006 and the contractual option term in 2005 and 2004.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options, beginning of year	837,145	$45.95
Granted	142,901	$68.37
Exercised	(129,487)	$43.34
Forfeited	(10,360)	$59.48

Outstanding options, end of year	840,199	$50.00	5.91 years

Outstanding options exercisable, end of year	659,800	$46.89	5.21 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2006 was $23,497. The total intrinsic value of options exercised was $3,630, $1,752 and $259 during the years ended December 31, 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1,368, $677 and $101 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash received from stock option exercises during the years ended December 31, 2006, 2005 and 2004 was $3,306, $2,770 and $354, respectively.
Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2006 follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options, beginning of year	186,141	$5.50
Granted	99,229	5.85
Vested	(94,611)	5.39
Forfeited	(10,360)	5.63

Nonvested stock options, end of year	180,399	$5.76

As of December 31, 2006, there was $709 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during 2006 was $510.
Restricted Stock Awards. Common stock issued under the Company’s restricted stock plans may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting period, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. Common stock issued under the Restricted Stock Plan is also subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares at the then current minority appraised value and providing the Company a right to call some or all of the vested shares under certain circumstances.
The fair value of restricted stock awards, based on the most recent quarterly minority appraised value of the Company’s common stock at the date of grant, is being amortized as compensation expense on a straight-line basis over the period restrictions lapse. Compensation expense related to restricted share awards of $393, $242 and $130 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
As of December 31 2006, the Company had 11,500 shares of restricted stock outstanding comprised of 9,500 shares of performance-based restricted stock and 2,000 shares of service-based restricted stock.
The following table presents information regarding the Company’s restricted stock as of December 31, 2006:

		Weighted-Average
	Number of	Measurement Date
	Shares	Fair Value

Restricted stock, beginning of year	10,500	$68.00
Granted	1,000	74.50
Vested	—	—
Forfeited	—	—

Restricted stock, end of year	11,500	$68.57

The performance-based restricted stock becomes fully vested if the Company achieves defined performance goals for the year ended December 31, 2006, and the recipient is employed by the Company on April 1, 2007. In November 2006, the Company’s Board of Directors declared that the restricted stock performance criteria had been met and accelerated the vesting of the restricted stock with respect to the performance criteria only. This modification resulted in additional compensation expense of $119 in 2006. Unearned share-based compensation of $149 as of December 31, 2006, is expected to be recognized as compensation expense over a weighted-average period of 0.8 years.

(14)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $3,097, $2,048 and $1,553 in 2006, 2005 and 2004, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $2,947, $2,736 and $2,693 in 2006, 2005 and 2004, respectively.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
A summary of changes in and the funded status of the Company’s postretirement benefit obligation follows:

December 31,	2006	2005

Accumulated post-retirement obligation, beginning of plan year	$1,025	$916
Changes due to :
Service costs	60	54
Interest costs	59	55
Benefits paid	17	—
Actuarial gain	(325)	—

Accumulated post-retirement obligation, end of year	$836	$1,025

Funded status of Plan	$(836)	$(1,025)
Unrecognized actuarial gain	(325)	—
Unrecognized prior service cost	—	—
Unrecognized transition asset	805	860

Accrued benefit cost	$(356)	$(165)

The transition asset is amortized as a component of net periodic postretirement benefits cost on a straight line basis over the estimated average remaining service period of active Plan participants of 16.3 years. Net periodic benefits costs of $174 were included in salaries, wages and employee benefits expense for the year ended December 31, 2006, comprised of services cost of $60; interest costs of $59; and, amortization of transition asset of $55. Net periodic benefits costs of $165 were included in salaries, wages and employee benefits expense for the year ended December 31, 2005, comprised of services cost of $54; interest costs of $55; and, amortization of transition asset of $56.

Weighted average actuarial assumptions used to determine the post retirement benefit obligation at December 31, 2006 and 2005, and the net periodic benefit costs for the years then ended, included a discount rate of 5.8% and a 6.0% annual increase in the per capita cost of covered health care benefits. The assumed health-care cost trend rate has a significant effect on the amounts reported. A one percent increase in the assumed health-care cost trend rate would increase service and interest costs and the post-retirement benefit obligation by $13 and $82, respectively.

(15)	COMMITMENTS AND CONTINGENCIES

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

The Company had commitments under construction contracts of $2,084 and $1,793 as of December 31, 2006 and 2005, respectively.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,166 in 2006, $3,358 in 2005 and $3,492 in 2004.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006, are as follows:

		Related
	Third	Partnership
	Parties	(See Note 22)	Total

For the year ending December 31:
2007	$1,470	$1,818	$3,288
2008	1,436	1,802	3,238
2009	1,339	1,677	3,016
2010	1,325	1,502	2,827
2011	1,171	1,447	2,618
Thereafter	5,073	5,279	10,352

Total	$11,814	$13,525	$25,339

(16)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to existing and new borrowers approximated $1,027,710 at December 31, 2006, which included $297,481 on unused credit card lines and $270,624 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $852,834 at December 31, 2005, which included $168,706 on unused credit card lines and $233,836 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2006 and 2005, the Company had outstanding stand-by letters of credit of $93,046 and $79,641, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(17)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

At December 31, 2006, 90.3% of common shares held by shareholders are subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred, except in limited circumstances, without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

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

(18)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2006	2005	2004

Net income basic and diluted	$75,609	$54,715	$45,421

Average outstanding shares – basic	8,112,610	8,001,682	7,916,137
Add effect of dilutive stock options	189,446	147,655	81,442

Average outstanding shares – diluted	8,302,056	8,149,337	7,997,579

Basic earnings per share	$9.32	$6.84	$5.74

Diluted earnings per share	$9.11	$6.71	$5.68

There were no antidilutive stock options outstanding for the years ended December 31, 2006, 2005 or 2004.

(19)	ACQUISITIONS AND DISPOSITIONS

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

On January 27, 2006, the Company completed the sale of the net assets of a branch banking office. Included in the sale were loans of approximately $527 and deposits of approximately $3,070. In conjunction with the sale, the Company wrote-off goodwill of $10. A gain of $78 was recognized on the sale.

On December 7, 2006, the Company sold its equity interest in an unconsolidated joint venture. Aggregate consideration for the sale was $21,242, of which $19,853 was received in cash and $1,389 was placed in escrow to offset purchase price adjustments related to working capital (“Working Capital Escrow”) and indemnify potential loss claims (“Indemnity Escrow”) pursuant to the terms of the purchase agreement. At the date of sale, the Company’s equity investment was $192. A net gain of $19,801 was recognized on the sale and a receivable of $151 was recorded for the Working Capital Escrow funds. Indemnity Escrow funds in excess of claims will be recognized as income when the Company becomes entitled to them, with final distribution of remaining Indemnity Escrow funds to occur no later than March 7, 2008.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(20)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2006	2005

Condensed balance sheets:
Cash and cash equivalents	$29,305	$6,991
Investment in subsidiaries, at equity:
Bank subsidiary	417,528	375,743
Nonbank subsidiaries	7,779	7,289

Total investment in subsidiaries	425,307	383,032
Premises and equipment	1,991	2,228
Other assets	18,423	19,050

Total assets	$475,026	$411,301

Other liabilities	$17,256	$11,678
Advances from nonbank subsidiaries, net	6,157	3,938
Long-term debt	—	4,600
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	64,651	61,454
Stockholders’ equity	410,375	349,847

Total liabilities and stockholders’ equity	$475,026	$411,301

Years Ended December 31,	2006	2005	2004

Condensed statements of income:
Dividends from subsidiaries	$28,866	$27,550	$27,600
Other interest income	172	35	2
Other income, primarily management fees from subsidiaries	8,155	6,380	5,793
Gain on sale of unconsolidated equity method joint venture	19,801	—	—

Total income	56,994	33,965	33,395

Salaries and benefits	10,052	7,580	6,578
Interest expense	4,031	3,673	3,266
Other operating expenses, net	6,399	6,134	5,790

Total expenses	20,482	17,387	15,634

Earnings before income tax benefit	36,512	16,578	17,761
Income tax expense (benefit)	2,522	(4,192)	(3,891)

Income before undistributed earnings of subsidiaries	33,990	20,770	21,652
Undistributed earnings of subsidiaries	41,619	33,945	23,769

Net income	$75,609	$54,715	$45,421

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Years Ended December 31,	2006	2005	2004

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$75,609	$54,715	$45,421
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(41,619)	(33,945)	(23,769)
Depreciation and amortization	245	242	205
Provision for deferred income taxes	(59)	220	551
Stock-based compensation expense	1,239	234	130
Gain on sale of unconsolidated equity method joint venture	(19,801)	—	—
Other, net	5,758	(1,212)	(2,801)

Net cash provided by operating activities	21,372	20,254	19,737

Cash flows from investing activities:
Capital expenditures, net of sales	(8)	—	(67)
Capitalization of subsidiaries	(400)	(180)	(489)
Disposition of unconsolidated equity method joint venture	19,853	—	—

Net cash used in investing activities	19,445	(180)	(556)

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	2,219	(312)	199
Borrowings of long-term debt	4,100	11,500	26,575
Repayments of long-term debt	(8,700)	(17,320)	(36,095)
Debt issuance costs, net	37	41	44
Excess tax benefits from stock-based compensation	1,344	—	—
Dividends paid on common stock	(18,413)	(15,044)	(12,354)
Payments to retire common stock	(9,593)	(3,296)	(3,329)
Issuance of common stock	10,503	9,877	6,384

Net cash used in financing activities	(18,503)	(14,554)	(18,576)

Net change in cash and cash equivalents	22,314	5,520	605
Cash and cash equivalents, beginning of year	6,991	1,471	866

Cash and cash equivalents, end of year	$29,305	$6,991	$1,471

Noncash Investing and Financing Activities – In conjunction with the exercise of stock options, the Company transferred $9 and $6 in 2005 and 2004, respectively, from accrued liabilities to common stock. There were no noncash investing or financing activities in 2006.

(21)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $42,984, $23,079 and $22,261 for income taxes during 2006, 2005 and 2004, respectively. The Company paid cash of $100,273, $59,893 and $43,098 for interest during 2006, 2005 and 2004, respectively.

The Company transferred loans of $348, $1,284 and $1,812 to other real estate owned in 2006, 2005 and 2004, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
In conjunction with the sale of the net assets of a branch banking office in 2006, the Company divested assets and liabilities with book values of $542 and $3,082, respectively. In conjunction with the sale of the net assets of a branch banking office in 2004, the Company divested assets and liabilities with book values of $14,477 and $34,013, respectively.

The Company transferred accrued liabilities of $9 and $6 in 2005 and 2004, respectively, to common stock in conjunction with the exercise of stock options. No transfers were made from accrued liabilities to common stock in 2006.

(22)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $22,183 at December 31, 2006 and $13,028 at December 31, 2005. During 2006, new loans and advances on existing loans of $48,775, were funded and loan repayments totaled $44,453. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2006, loans of $4,833 were added due to changes in related parties from the prior year.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest. Total rent, including common area maintenance, paid to the partnership was $1,829 in 2006, $1,776 in 2005 and $1,563 in 2004.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $357, 349, and $339 in 2006, 2005 and 2004, respectively.

The Company leases aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays all of the third party operating expenses of the aircraft, which totaled approximately $246, $228 and $283 in 2006, 2005 and 2004, respectively. In addition to paying the third party operating expenses, the Company paid $68, $36 and $45 for use of the aircraft and received reimbursement of $77, $32 and $79 from the chairman for his personal use of the aircraft during 2006, 2005 and 2004, respectively.

The Company purchases professional services from a company in which six directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 14.3%. The Company paid professional fees and reimbursed out-of-pocket costs of $336, $365 and $315 in 2006, 2005 and 2004, respectively. Professional services provided include majority shareholder education and communication, corporate governance consultation and administrative and professional support for the vice chairman of the Company’s Board of Directors.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(23)	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument. Because no quoted market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

For financial instruments bearing a variable interest rate where no credit risk exists, it is presumed that recorded book values are reasonable estimates of fair value. The methods and significant assumptions used to estimate fair values for the various other financial instruments are set forth below.
Financial Assets. Carrying values of cash, cash equivalents an accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values of available-for-sale and held-to-maturity investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination. Fair values of mortgage servicing rights are based on a discounted cash flow pricing model using prevailing financial market information.

Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loan, subordinated debenture, and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair values. The fair values of subordinated notes and notes payable to the FHLB are estimated by discounting future cash flows using current rates for advances with similar characteristics.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
A summary of the estimated fair values of financial instruments follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$255,791	$255,791	$240,977	$240,977
Investment securities available-for-sale	1,012,658	1,012,658	916,450	916,450
Investment securities held-to-maturity	111,940	112,391	103,451	104,305
Net loans	3,262,911	3,221,291	2,991,904	2,984,873
Accrued interest receivable	30,913	30,913	26,104	26,104
Mortgage servicing rights, net	22,644	23,378	22,116	23,730

Total financial assets	$4,696,857	$4,656,422	$4,301,002	$4,296,439

Financial liabilities:
Total deposits, excluding time deposits	$2,651,503	$2,651,503	$2,535,977	$2,535,977
Time deposits	1,057,008	1,052,256	1,011,613	1,007,863
Federal funds purchased	—	—	1,500	1,500
Securities sold under repurchase agreements	731,548	731,548	518,718	518,718
Accrued interest payable	18,872	18,872	13,185	13,185
Other borrowed funds	5,694	5,694	7,495	7,495
Long-term debt	21,601	22,177	54,654	54,631
Subordinated debenture held by subsidiary trust	41,238	41,238	41,238	41,238

Total financial liabilities	$4,527,464	$4,523,288	$4,184,380	$4,180,607

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(24)	SEGMENT REPORTING

Selected operating segment information as of and for the years ended December 31, 2006, 2005 and 2004 follows.

The Other category includes the net funding cost and other expenses of the Parent Company, compensation expense or benefit related to stock-based employee compensation, the operational results of consolidated nonbank subsidiaries (except Technology Services) and intercompany eliminations.

	Community	Technology
For the year ended December 31, 2006	Banking	Services	Other	Total

Net interest income (expense)	$191,073	$162	$(3,772)	$187,463
Provision for loan losses	7,761	—	—	7,761

Net interest income after provision	183,312	162	(3,772)	179,702

Noninterest income:
External sources	64,770	15,845	20,933	101,548
Internal sources	1	13,535	(13,536)	—

Total noninterest income	64,771	29,380	7,397	101,548

Noninterest expense	144,933	23,317	(4,108)	164,142

Income (loss) before taxes	103,150	6,225	7,733	117,108
Income tax expense (benefit)	36,459	2,464	2,576	41,499

Net income (loss)	$66,691	$3,761	$5,157	$75,609

Depreciation and core deposit intangibles amortization (1)	$13,853	$—	$246	$14,099

Total assets as of December 31, 2006	$4,949,955	$7,141	$17,038	$4,974,134

Investment in equity method investees as of December 31, 2006	$5,439	$—	$—	$5,439

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	Community	Technology
For the year ended December 31, 2005	Banking	Services	Other	Total

Net interest income (expense)	$173,777	$101	$(3,570)	$170,308
Provision for loan losses	5,847	—	—	5,847

Net interest income after provision	167,930	101	(3,570)	164,461

Noninterest income:
External sources	55,658	13,910	722	70,290
Internal sources	2	13,304	(13,306)	—

Total noninterest income	55,660	27,214	(12,584)	70,290

Noninterest expense	135,720	20,371	(5,365)	150,726

Income (loss) before taxes	87,870	6,944	(10,789)	84,025
Income tax expense (benefit)	30,726	2,751	(4,167)	29,310

Net income (loss)	$57,144	$4,193	$(6,622)	$54,715

Depreciation and core deposit intangibles amortization (1)	$14,487	$—	$242	$14,729

Total assets as of December 31, 2005	$4,540,307	$5,293	$16,713	$4,562,313

Investment in equity method investees as of December 31, 2005	$5,457	$—	$500	$5,957

	Community	Technology
For the year ended December 31, 2004	Banking	Services	Other	Total

Net interest income (expense)	$153,622	$28	$(3,231)	$150,419
Provision for loan losses	8,733	—	—	8,733

Net interest income after provision	144,889	28	(3,231)	141,686

Noninterest income:
External sources	56,933	13,185	526	70,644
Internal sources	4	13,572	(13,576)	—

Total noninterest income	56,937	26,757	(13,050)	70,644

Noninterest expense	129,065	20,212	(6,297)	142,980

Income (loss) before taxes	72,761	6,573	(9,984)	69,350
Income tax expense (benefit)	25,182	2,611	(3,864)	23,929

Net income (loss)	$47,579	$3,962	$(6,120)	$45,421

Depreciation and core deposit intangibles amortization (1)	$13,644	$—	$205	$13,849

Total assets as of December 31, 2004	$4,196,864	$5,992	$14,437	$4,217,293

Investment in equity method investees as of December 31, 2004	$2,312	$—	$352	$2,664

(1)	The Technology Services line of business does not record depreciation or amortization expense as it leases all equipment from the Community Banking line of business.

(a)	2.	Financial statement schedules

All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

		3.1(1)	Restated Articles of Incorporation dated February 27, 1986

		3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

		3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

		3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

		3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

		4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

		4.2(1)	Shareholder’s Agreement for non-Scott family members

		4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

		4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

		4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

		4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

		4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

		4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

		4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

		4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

		4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

		4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

		10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

		10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

		10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

		10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

		10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

		10.8(8)†	2001 Stock Option Plan

		10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

		10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

		10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

		10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

		10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

		10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

		10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

		10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

		10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

		12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

		14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

		21.1	Subsidiaries of First Interstate BancSystem, Inc.

		23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10 -K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10 — Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8 -K dated June 30, 2005.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.
(b)	Exhibits

See Item 15(a)3 above.

(c)	Financial Statements Schedules

See Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	March 12, 2007
	Lyle R. Knight	Date
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	March 12, 2007
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	March 12, 2007
	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ HOMER A. SCOTT, JR.	March 12, 2007
	Homer A. Scott, Jr., Director	Date

By:	/s/ JONATHAN R. SCOTT	March 12, 2007
	Jonathan R. Scott, Director	Date

By:	/s/ JULIE A. SCOTT	March 12, 2007
	Julie A. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	March 12, 2007
	Randall I. Scott, Director	Date

By:	/s/ ELOUISE C. COBELL	March 12, 2007
	Elouise C. Cobell, Director	Date

By:	/s/ DAVID H. CRUM	March 12, 2007
	David H. Crum, Director	Date

By:	/s/ RICHARD A. DORN	March 12, 2007
	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	March 12, 2007
	William B. Ebzery, Director	Date

By:	/s/ JAMES W. HAUGH	March 12, 2007
	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	March 12, 2007
	Charles M. Heyneman, Director	Date

By:	/s/ ROBERT L. NANCE	March 12, 2007
	Robert L. Nance, Director	Date

By:	/s/ TERRY W. PAYNE	March 12, 2007
	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	March 12, 2007
	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	March 12, 2007
	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	March 12, 2007
	Lyle R. Knight	Date
President, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ TERRILL R. MOORE	March 12, 2007
	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13 (10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

10.18(21) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1(20)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit No.	Description
31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10 — Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 - Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8 — K dated June 30, 2005.

(20)	Incorporated by reference to the Registrant’s Form 10 — K for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.