Form 10-Q
period 2007-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2007-04-26
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer                                     Accelerated filer                                      Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                      No ☒
The Registrant had 8,183,412 shares of common stock outstanding on March 31, 2007.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$152,028	187,555
Federal funds sold	162,515	55,427
Interest bearing deposits in banks	19,063	12,809

Total cash and cash equivalents	333,606	255,791

Investment securities:
Available-for-sale	870,282	1,012,658
Held-to-maturity (estimated fair values of $114,337 as of March 31, 2007 and $112,391 as of December 31, 2006)	113,963	111,940

Total investment securities	984,245	1,124,598

Loans	3,363,981	3,310,363
Less allowance for loan losses	48,621	47,452

Net loans	3,315,360	3,262,911

Premises and equipment, net	119,923	120,280
Accrued interest receivable	31,786	30,913
Company-owned life insurance	65,261	64,705
Mortgage servicing rights, net of accumulated amortization and impairment reserve	20,359	22,644
Goodwill	37,380	37,380
Net deferred tax asset	7,179	8,297
Other assets	44,756	46,615

Total assets	$4,959,855	4,974,134

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$872,272	888,694
Interest bearing	2,990,952	2,819,817

Total deposits	3,863,224	3,708,511

Securities sold under repurchase agreements	568,042	731,548
Accrued interest payable	20,325	18,872
Accounts payable and accrued expenses	33,952	36,295
Other borrowed funds	220	5,694
Long-term debt	11,237	21,601
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,538,238	4,563,759

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of March 31, 2007 or December 31, 2006	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,183,412 shares as of March 31, 2007 and 8,144,788 shares as of December 31, 2006	46,215	45,477
Retained earnings	380,164	372,039
Accumulated other comprehensive loss, net	(4,762)	(7,141)

Total stockholders’ equity	421,617	410,375

Total liabilities and stockholders’ equity	$4,959,855	4,974,134

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$65,260	55,762
Interest and dividends on investment securities:
Taxable	11,257	9,168
Exempt from Federal taxes	1,154	1,073
Interest on deposits in banks	106	96
Interest on Federal funds sold	859	870

Total interest income	78,636	66,969

Interest expense:
Interest on deposits	22,595	14,984
Interest on Federal funds purchased	43	7
Interest on securities sold under repurchase agreements	6,745	5,000
Interest on other borrowed funds	38	46
Interest on long-term debt	185	515
Interest on subordinated debenture held by subsidiary trust	886	802

Total interest expense	30,492	21,354

Net interest income	48,144	45,615
Provision for loan losses	1,875	1,753

Net interest income after provision for loan losses	46,269	43,862

Noninterest income:
Other service charges, commissions and fees	5,493	5,028
Technology services revenues	4,348	3,628
Service charges on deposit accounts	4,339	4,100
Financial services revenues	2,736	2,693
Income from origination and sale of loans	2,158	1,861
Other income	2,623	1,983

Total noninterest income	21,697	19,293

Noninterest expense:
Salaries, wages and employee benefits	24,061	21,342
Furniture and equipment	4,071	3,977
Occupancy, net	3,433	3,443
Mortgage servicing rights amortization expense	1,168	943
Mortgage servicing rights impairment expense (recovery)	793	(170)
Outsourced technology services	755	621
Professional fees	690	781
Other expenses	7,799	7,430

Total noninterest expense	42,770	38,367

Income before income taxes	25,196	24,788
Income tax expense	8,700	8,654

Net income	$16,496	16,134

Basic earnings per common share	$2.01	1.99

Diluted earnings per common share	$1.97	1.95

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated
	Common			compensation-	other	Total
	shares	Common	Retained	restricted	comprehensive	stockholders'
	outstanding	stock	earnings	stock	loss	equity

Balance at December 31, 2006	8,144,788	$45,477	372,039	—	(7,141)	410,375
Comprehensive income:
Net income		—	16,496	—	—	16,496
Unrealized gains on available-for-sale investment securities, net of income tax expense of $1,543		—	—	—	2,379	2,379

Other comprehensive income						2,379

Total comprehensive income						18,875

Common stock transactions:
Common shares retired	(63,711)	(5,587)	—	—	—	(5,587)
Common shares issued	—	—	—	—	—	—
Stock options exercised, net of 6,044 shares tendered in payment of option price and income tax withholding amounts	102,335	4,122	—	—	—	4,122
Stock option tax benefit		1,676	—	—	—	1,676
Stock-based compensation expense		527	—	—	—	527
Cash dividends declared:
Common ($1.02 per share)		—	(8,371)	—	—	(8,371)

Balance at March 31, 2007	8,183,412	$46,215	380,164	—	(4,762)	421,617
		=
Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847
Comprehensive income:
Net income		—	16,134	—	—	16,134
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,897		—	—	—	(1,988)	(1,988)

Other comprehensive income						(1,988)

Total comprehensive income						14,146

Common stock transactions:
Common shares retired	(45,804)	(3,228)	—	—	—	(3,228)
Common shares issued	5,115	347	—	—	—	347
Stock options exercised, net of 13,366 shares tendered in payment of option price and income tax withholding amounts	49,750	1,675	—	—	—	1,675
Stock option tax benefit		661	—	—	—	661
Stock-based compensation expense		250	—	—	—	250
Reclassification of unearned compensation upon						—
adoption of SFAS No. 123R		(330)	—	330	—	—
Cash dividends declared:
Common ($0.50 per share)		—	(4,051)	—	—	(4,051)

Balance at March 31, 2006	8,107,994	$42,944	326,926	—	(10,223)	359,647
		=
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,496	16,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,875	1,753
Depreciation	3,218	3,302
Amortization of mortgage servicing rights	1,168	943
Net discount accretion on investment securities	(2,361)	(938)
Net gain on sale of mortgage servicing rights	(1,147)	—
Net loss on sale of property and equipment	—	17
Net impairment charges (reversal of impairment) on mortgage servicing rights	793	(170)
Net increase in cash surrender value of company-owned life insurance	(556)	(511)
Stock-based compensation expense related to stock options & restricted stock awards	527	250
Excess tax benefits from stock-based compensation	(1,653)	(648)
Deferred income taxes	(427)	(1,247)
Changes in operating assets and liabilities:
Increase in loans held for sale	(1,805)	(4,836)
Increase in interest receivable	(873)	(1,584)
Decrease (increase) in other assets	1,606	(2,526)
Increase (decrease) in accrued interest payable	1,453	(503)
Increase (decrease) in accounts payable and accrued expenses	(2,343)	5,185

Net cash provided by operating activities	15,971	14,621

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(5,884)	(5,348)
Available-for-sale	(1,337,333)	(667,704)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	3,795	1,970
Available-for-sale	1,486,060	692,781
Purchases and originations of mortgage servicing rights	(1,427)	(1,382)
Proceeds from sale of mortgage servicing rights	2,898	—
Extensions of credit to customers, net of repayments	(52,987)	(79,484)
Recoveries of loans charged-off	439	531
Proceeds from sales of other real estate	281	389
Net capital expenditures	(2,869)	(2,778)
Sale of banking office, net of cash	—	(2,547)

Net cash provided by (used in) investing activities	92,973	(63,572)

Cash flows from financing activities:
Net increase (decrease) in deposits	154,713	(31,932)
Net increase (decrease) in repurchase agreements	(163,506)	99,589
Net decrease in other borrowed funds	(5,474)	(8,353)
Borrowings of long-term debt	—	600
Repayments of long-term debt	(10,364)	(963)
Net decrease in debt issuance costs	9	10
Proceeds from issuance of common stock	5,798	2,683
Excess tax benefits from stock-based compensation	1,653	648
Payments to retire common stock	(5,587)	(3,228)
Dividends paid on common stock	(8,371)	(4,051)

Net cash provided by (used in) financing activities	(31,129)	55,003

Net increase in cash and cash equivalents	77,815	6,052
Cash and cash equivalents at beginning of period	255,791	240,977

Cash and cash equivalents at end of period	$333,606	247,029

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2007 and December 31, 2006 and the results of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2006 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2007 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

(2)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” requiring entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. Adoption of the provisions of SFAS No. 155 on January 1, 2007, did not impact the consolidated financial statements, results of operations or liquidity of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” requiring separate recognition of a servicing asset or liability whenever an entity undertakes an obligation to service financial assets. Under SFAS No. 156, all separately recognized servicing assets or liabilities are initially measured at fair value with subsequent measurements of each class of separately recognized servicing assets and liabilities using either the amortization method or a fair value measurement method. The Company elected to continue to follow the amortization method for subsequent measurement of servicing assets. Adoption of SFAS No. 156 on January 1, 2007, did not impact the Company’s consolidated financial statements, results of operations or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109)” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. See Note 6 included herein for additional information regarding the Company’s income taxes.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-4 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4,” requiring that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The adoption of EITF 06-5 on January 1, 2007 did not impact the Company’s consolidated financial statements, results of operations or liquidity.

In March 2007, the EITF reached a final consensus on Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

(3)	Computation of Earnings per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Net income basic and diluted	$16,496	16,134

Average outstanding shares-basic	8,188,031	8,108,490
Add: effect of dilutive stock options	193,827	164,723

Average outstanding shares-diluted	8,381,858	8,273,213

Basic earnings per share	$2.01	1.99

Diluted earnings per share	$1.97	1.95

(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2007, commitments to extend credit to existing and new borrowers approximated $1,322,225, which includes $310,669 on unused credit card lines and $294,748 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2007, the Company had outstanding standby letters of credit of $94,434. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(5)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $29,039 and $21,869 for interest during the three months ended March 31, 2007 and 2006, respectively. The Company paid cash for income taxes of $5,679 and $2,000 during the three months ended March 31, 2007 and 2006, respectively.

(6)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, including Montana. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.

As a result of the implementation of FIN 48 on January 1, 2007, the Company reclassified its balance sheet to record a liability for income taxes associated with uncertain tax positions of $400. Of this total, $303 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. There have been no significant changes to these amounts during the quarter ended March 31, 2007 and the Company does not expect that there will be any significant increase or decrease within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $97 for the payment of interest and penalties at March 31, 2007.

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

Selected segment information for the three month periods ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31, 2007
	Community	Technology
	Banking	Services	Other	Total
Net interest income (expense)	$48,800	46	(702)	48,144
Provision for loan losses	1,875	—	—	1,875

Net interest income (expense) after provision	46,925	46	(702)	46,269
Noninterest income:
External sources	16,933	4,348	416	21,697
Internal sources	—	3,230	(3,230)	—

Total noninterest income	16,933	7,578	(2,814)	21,697
Noninterest expense	37,574	6,184	(988)	42,770

Income (loss) before income taxes	26,284	1,440	(2,528)	25,196
Income tax expense (benefit)	9,248	570	(1,118)	8,700

Net income (loss)	$17,036	870	(1,410)	16,496

Depreciation and core deposit intangibles amortization	$3,199	—	63	3,262

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Three Months Ended March 31, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$46,486	31	(902)	45,615
Provision for loan losses	1,753	—	—	1,753

Net interest income (expense) after provision	44,733	31	(902)	43,862
Noninterest income:
External sources	15,374	3,628	291	19,293
Internal sources	—	3,537	(3,537)	—

Total noninterest income	15,374	7,165	(3,246)	19,293
Noninterest expense	34,828	5,187	(1,648)	38,367

Income (loss) before income taxes	25,279	2,009	(2,500)	24,788
Income tax expense (benefit)	8,896	793	(1,035)	8,654

Net income (loss)	$16,383	1,216	(1,465)	16,134

Depreciation and core deposit intangibles amortization	$3,485	—	61	3,546

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.
     When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” in this report, we mean First Interstate Bank, our only bank subsidiary.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006: (i) credit risk; (ii) business concentration and economic conditions in Montana and Wyoming; (iii) declines in real estate values; (iv) changes in interest rates; (v) inability to meet liquidity requirements; (vi) competition; (vii) failure of technology; (viii) breach in information system security; (ix) ineffective internal operational controls; (x) difficulties in execution of business strategy; (xi) disruption of vital infrastructure and other business interruptions; (xii) litigation pertaining to fiduciary responsibilities; (xiii) changes in or noncompliance with governmental regulations; (xiv) restrictions on dividends and stock redemptions; (xv) capital required to support our bank subsidiary; and (xvi) investment risks affecting holders of common stock. Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.
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
     Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, our historical experience has provided for an adequate allowance for loan losses. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Notes 1 and 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 describe the methodology we use to determine fair value of mortgage servicing rights.
EXECUTIVE OVERVIEW
     Net income of $16.5 million, or $1.97 per diluted share, increased $362 thousand, or 2.2%, for the quarter ended March 31, 2007, as compared to $16.1 million, or $1.95 per diluted share, for the same period in 2006. Net interest income on a fully taxable-equivalent basis of $49.2 million during the first quarter 2007, increased $2.6 million from $46.5 million for the same period in 2006, due to organic growth in earning assets, primarily loans. Average earning assets grew 8.7% and comprised a larger percentage of total assets during the three months ended March 31, 2007, as compared to the same period in 2006. In addition, interest-free funding sources, including noninterest-bearing deposits, other liabilities and common equity, contributed an additional $87.9 million of our funding base during first quarter 2007, compared to the same period in 2006. Net income during first quarter 2007 was also positively impacted by a $1.1 million gain on the sale of mortgage servicing rights. These increases in net income were significantly offset by higher salaries, wages and benefits expenses and impairment of mortgage servicing rights.
     Although we experienced significant growth in earning assets, our net interest margin on a fully taxable equivalent basis decreased 13 basis points to 4.46% for the three months ended March 31, 2007 from 4.59% during the same period in the prior year. This decline is primarily the result of a continuing inverted yield-rate environment in which short-term interest rates are higher than long-term interest rates. In addition, competitive pressure induced us to increase interest rates paid on deposit accounts and repurchase agreements during the last half of 2006, further constraining our net interest margin.
RESULTS OF OPERATIONS
     Net Interest Income. Net interest income, our largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (spread). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the spread.

     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:	$
Loans (1)	3,322,149	65,652	8.01%	$3,059,385	56,099	7.44%
Investment securities (1)	1,075,443	13,032	4.91	966,262	10,819	4.54
Federal funds sold	63,418	859	5.49	77,863	870	4.53
Interest bearing deposits in banks	8,329	106	5.16	9,793	96	3.98
				—
Total interest earning assets	4,469,339	79,649	7.23%	4,113,303	67,884	6.69%
Noninterest earning assets	414,989			435,660

Total assets	$4,884,328			$4,548,963

Interest earning liabilities:
Demand deposits	$965,834	5,712	2.40%	805,622	2,778	1.40%
Savings deposits	823,390	4,858	2.39	880,474	3,780	1.74
Time deposits	1,067,337	12,025	4.57	987,118	8,426	3.46
Federal funds purchased	3,449	43	5.06	602	7	4.72
Borrowings (2)	668,147	6,783	4.12	572,332	5,046	3.58
Long-term debt	19,962	185	3.76	54,473	515	3.83
Subordinated debenture	41,238	886	8.71	41,238	802	7.89

Total interest earning liabilities	3,589,357	30,492	3.45%	3,341,859	21,354	2.59%

Noninterest bearing deposits	823,643			809,122
Other noninterest bearing liabilities	56,826			42,655
Stockholders’ equity	414,502			355,327

Total liabilities and stockholders’ equity	$4,884,328			$4,548,963

Net FTE interest		$49,157			$46,530
Less FTE adjustments		(1,013)			(915)

Net interest income from consolidated statements of income		$48,144			$45,615

Interest rate spread			3.78%			4.10%

Net FTE yield on interest earning assets (3)			4.46%			4.59%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $2.6 million, or 5.6%, to $49.2 million for the three months ended March 31, 2007 as compared to $46.5 million for the same period in 2006 primarily due to organic growth in earning assets, primarily loans. Average earning assets grew 8.7% and comprised a larger percentage of total assets during the three months ended March 31, 2007, as compared to the same period in 2006. Despite growth in earning assets, our net interest margin on a fully taxable equivalent basis decreased 13 basis points to 4.46% for the three months ended March 31, 2007 from 4.59% during the same period in the prior year. This decline is primarily the result of a continuing inverted yield-rate environment in which short-term interest rates are higher than long-term interest rates. In addition, competitive pressure induced us to increase interest rates paid on deposit accounts and repurchase agreements during the last half of 2006, further constraining our net interest margin.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2007 Compared with 2006
	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$4,818	4,735	9,553
Investment securities (1)	1,222	991	2,213
Interest bearing deposits in banks	(14)	24	10
Federal funds sold	(161)	150	(11)

Total change	5,865	5,900	11,765

Interest bearing liabiliites:
Demand deposits	552	2,382	2,934
Savings deposits	(246)	1,324	1,078
Time deposits	686	2,913	3,599
Federal funds purchased	33	3	36
Borrowings (2)	845	892	1,737
Long-term debt	(326)	(4)	(330)
Subordinated debenture	—	84	84

Total change	1,544	7,594	9,138

Increase (decrease) in FTE net interest income	$4,321	(1,694)	2,627

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Noninterest income increased $2.4 million, or 12.5%, to $21.7 million for the three months ended March 31, 2007, as compared to $19.3 million for the same period in 2006. Significant components of the increase are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $465 thousand, or 9.2%, to $5.5 million for the three months ended March 31, 2007, as compared to $5.0 million for the same period in 2006. This increase is primarily due to additional fee income from higher volumes of credit and debit card transactions and increases in mortgage servicing revenues resulting from increases in the principal balances of loans serviced.

     Technology services revenues increased $720 thousand, or 19.8%, to $4.3 million for the three months ended March 31, 2007, as compared to $3.6 million for the same period in 2006 primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $297 thousand, or 16.0%, to $2.2 million for the three months ended March 31, 2007, as compared to $1.9 million for the same period in 2006.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains of sales of assets other than investment securities. Other income increased $640 thousand, or 32.3%, to $2.6 million during the three months ended March 31, 2007, as compared to $2.0 million for the same period in 2006, primarily due to a $1.1 million gain on the sale of mortgage servicing rights recorded during first quarter 2007.
     Noninterest Expense. Noninterest expense increased $4.4 million, or 11.5%, to $42.8 million for the three months ended March 31, 2007, as compared to $38.4 million for the same period in 2006. Significant components of the increase are discussed below.
     Salaries, wages and employee benefits expense increased $2.7 million, or 12.7%, to $24.1 million for the three months ended March 31, 2007, as compared to $21.3 million for the same period in 2006, primarily due to inflationary wage increases, increased staffing levels, higher stock-based compensation expense and increases in group medical insurance costs.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $225 thousand, or 23.9%, to $1.2 million for the three months ended March 31, 2007, as compared to $943 thousand for the same period in 2006.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded impairment of $793 thousand during the three months ended March 31, 2007, as compared to the reversal of previously recorded impairment of $170 thousand during the same period in 2006.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses increased $369 thousand, or 5.0%, to $7.8 million for the three months ended March 31, 2007, as compared to $7.4 million for the same period in 2006, primarily due to inflationary expense increases and higher non-recurring fraud and other losses in the current year.
     Income Tax Expense. Our effective federal income tax rate was 30.7% for the three months ended March 31, 2007, and 30.8% for the three months ended March 31, 2006. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. Our effective state tax rate was 3.8% for the three months ended March 31, 2007, and 4.1% for the three months ended March 31, 2006.
OPERATING SEGMENT RESULTS
     Our primary operating segment is Community Banking. The Community Banking segment represented over 90% of our combined revenues and income during the three months ended March 31, 2007 and 2006, and our consolidated assets as of March 31, 2007 and December 31, 2006.

     The following table summarizes net income (loss) for each of our operating segments.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended March 31,
	2007	2006

Community banking	$17,036	16,383
Technology services	870	1,216
Other	(1,410)	(1,465)

Total	16,496	16,134

     Net income from the Community Banking operating segment increased $653 thousand, or 4.0%, to $17.0 million for the three months ended March 31, 2007, as compared to $16.4 million for the same period in 2006. Significant components of this increase are discussed in “Results of Operations” included herein.
FINANCIAL CONDITION
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Real estate loans:
Residential	$395,193	$402,469
Agricultural	141,115	137,659
Commercial	958,993	937,694
Construction	581,143	579,603
Mortgage loans originated for sale	27,165	25,360

Total real estate loans	2,103,609	2,082,785

Consumer:
Indirect consumer loans	365,524	370,016
Credit card loans	58,504	60,569
Other consumer loans	175,289	175,273

Total consumer loans	599,317	605,858

Commercial	576,570	542,325
Agricultural	82,799	76,644
Other loans, including overdrafts	1,686	2,751

Total loans	$3,363,981	$3,310,363

     Total loans increased $54 million, or 1.6%, to $3,364 million as of March 31, 2007 from $3,310 million as of December 31, 2006, with the most significant growth occurring in commercial and commercial real estate loans. Management attributes our loan growth to generally favorable economic conditions and growth in our existing market areas and an increase in overall borrowing activity.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $140 million, or 12.5%, to $984 million as of March 31, 2007 from $1,125 million as of December 31, 2006. This decrease occurred principally in short-term available-for-sale investment securities used as collateral for securities sold under repurchase agreements. For further information, see “Deposits” and “Repurchase Agreements” below.

     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2007, we had investment securities with fair values of $517 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $9 million as of March 31, 2007, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2007 or 2006.
     Mortgage Servicing Rights. We recognize the rights to service mortgage loans for others whether acquired or internally originated. Net mortgage servicing rights decreased $2 million, or 10.1%, to $20 million as of March 31, 2007 from $23 million as of December 31, 2006, primarily due to the sale of mortgage servicing rights to a third party in February 2007.
     Deferred Tax Asset. Deferred tax asset of $7 million as of March 31, 2007 decreased $1 million, or 13.5%, from $8 million as of December 31, 2006, primarily due to fluctuations in net unrealized losses on available-for-sale investment securities.
     Deposits. Total deposits increased $155 million, or 4.2%, to $3,863 million as of March 31, 2007 from $3,709 million as of December 31, 2006, primarily due to the introduction of a new money market cash sweep deposit product during first quarter 2007. The money market cash sweep deposit product is available to commercial customers as an alternative to traditional repurchase agreements. The money market cash sweep product allows customers’ to invest on a daily basis excess demand deposit funds into a higher yielding money market savings account held by the Bank. Customer balances invested in the money market cash sweep product are insured by the Federal Deposit Insurance Corporation up to statutory limits.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $164 million, or 22.5%, to $568 million as of March 31, 2007 from $732 million as of December 31, 2006, primarily due to the introduction of the money market cash sweep product described above.
     Other Borrowed Funds. Other borrowed funds decreased $5 million, or 96.1% to $220 thousand as of March 31, 2007 from $6 million as of December 31, 2006. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
     Long Term Debt. Long term debt decreased $10 million, or 48.0%, to $11 million as of March 31, 2007 from $22 million as of December 31, 2006 due the scheduled March 2007 maturity of a $10 million, 3.03% fixed rate Federal Home Loan Bank note.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned, or OREO.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Non-performing loans:
Nonaccrual loans	$15,536	14,764	15,984	15,519	15,949
Accruing loans past due 90 days or more	9,298	1,769	5,033	7,674	4,375
Restructured loans	1,056	1,060	1,056	1,075	1,089

Total non-performing loans	25,890	17,593	22,073	24,268	21,413
OREO	258	529	498	558	806

Total non-performing assets	$26,148	18,122	22,571	24,826	22,219

Non-performing assets to total loans and OREO	0.78%	0.55%	0.69%	0.76%	0.71%

     Non-performing assets increased $8 million, or 44.3%, to $26 million as of March 31, 2007, as compared to $18 million as of December 31, 2006. Approximately $4 million of the increase is related to the adequately secured loans of two commercial borrowers past due 90 days or more and in the process of renewal or refinance. The remaining increase is primarily due to the loans of two additional commercial borrowers currently past due 90 days or more and in the process of being placed on nonaccrual status.
     Provision/Allowance for Loan Losses. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates and Significant Accounting Policies” above.
     The provision for loan losses increased $122 thousand, or 7.0%, to $1.9 million for the three months ended March 31, 2007, as compared to $1.8 million for the same period in the prior year. The allowance for loan losses was $49 million, or 1.45% of total loans, as of March 31, 2007, as compared to $47 million, or 1.43% of total loans, at December 31, 2006.
     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Balance at beginning of period	$47,452	46,957	45,721	43,633	42,450
Provision charged to operating expense	1,875	1,401	2,029	2,578	1,753
Less loans charged off	(1,145)	(1,487)	(1,322)	(1,300)	(1,101)
Add back recoveries of loans previously charged off	439	581	529	810	531

Net loans charged-off	(706)	(906)	(793)	(490)	(570)

Balance at end of period	$48,621	47,452	46,957	45,721	43,633

Period end loans	$3,363,981	3,310,363	3,288,470	3,256,500	3,116,927
Average loans	3,322,149	3,208,102	3,272,203	3,190,310	3,059,385
Annualized net loans charged off to average loans	0.09%	0.09%	0.08%	0.07%	0.08%
Allowance to period end loans	1.45%	1.43%	1.43%	1.40%	1.40%

     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $11 million, or 2.7%, to $422 million as of March 31, 2007 from $410 million as of December 31, 2006, primarily due to retention of earnings. We paid aggregate cash dividends to stockholders of $8.4 million during the three months ended March 31, 2007, including a special dividend of $0.41 per share paid in January 2007. As of March 31, 2007 and December 31, 2006, we exceeded the “well-capitalized” requirements established by the federal banking agencies.

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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of March 31, 2007, our income simulation model predicted net interest income would decrease $1.2 million, or 0.6%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts our funding sources will reprice faster than our interest earning assets, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, our income simulation model predicted net interest income would decrease $1.9 million, or 1.0%. This scenario predicts that interest rates on non-maturing demand and savings deposits will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of March 31, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4T.
CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2007, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31,
     2007, were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
     There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, such controls.
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
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year-ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) There were no unregistered sales of equity securities during the three months ended March 31, 2007.
     (b) Not applicable.
     (c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

January 2007	12,528	$82.50	0	Not Applicable
February 2007	38,854	88.96	0	Not Applicable
March 2007	12,329	89.00	0	Not Applicable

Total	63,711	$87.70	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of March 31, 2007, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable or required.
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986
3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004
4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(1)	Shareholder’s Agreement for non-Scott family members
4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee
4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003
4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust
4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)
4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association
10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.
10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.
10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments
10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.8(8) †	2001 Stock Option Plan
10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003
10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.
10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight
10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.14(7)† 10.15(12)† 10.16(17)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan
Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement
10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award
10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan
31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.
(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.
(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.
(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended
December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.
(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended
December 31, 1999.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-69490.
(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.
(13)	Incorporated by reference to the Registrant’s Form 10 -K for the fiscal year ended December 31, 2000.
(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10 — Q for the quarter ended June 30, 2003.
(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.
(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.
(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.
(19)	Incorporated by reference to Registrant’s Form 8 -K dated June 30, 2005.
(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders held May 5, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST INTERSTATE BANCSYSTEM, INC.

Date April 25, 2007	/s/ LYLE R. KNIGHT

Lyle R. Knight
President and Chief Executive Officer

Date April 25, 2007	/s/ TERRILL R. MOORE

Terrill R. Moore
Executive Vice President and
Chief Financial Officer