Form 10-Q
period 2007-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2007-07-31
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes       ☐       No    ☑
The Registrant had 8,156,051 shares of common stock outstanding on June 30, 2007.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$164,153	187,555
Federal funds sold	11,849	55,427
Interest bearing deposits in banks	10,640	12,809

Total cash and cash equivalents	186,642	255,791

Investment securities:
Available-for-sale	859,004	1,012,658
Held-to-maturity (estimated fair values of $111,704 as of June 30, 2007 and $112,391 as of December 31, 2006)	112,925	111,940

Total investment securities	971,929	1,124,598

Loans	3,494,146	3,310,363
Less allowance for loan losses	50,308	47,452

Net loans	3,443,838	3,262,911

Premises and equipment, net	120,811	120,280
Accrued interest receivable	34,646	30,913
Company-owned life insurance	65,811	64,705
Mortgage servicing rights, net of accumulated amortization and impairment reserve	21,724	22,644
Goodwill	37,380	37,380
Net deferred tax asset	10,684	8,297
Other assets	41,361	46,615

Total assets	$4,934,826	4,974,134

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$850,530	888,694
Interest bearing	3,068,858	2,819,817

Total deposits	3,919,388	3,708,511

Federal funds purchased	2,735	—
Securities sold under repurchase agreements	488,483	731,548
Accrued interest payable	19,289	18,872
Accounts payable and accrued expenses	26,501	36,295
Other borrowed funds	4,696	5,694
Long-term debt	5,873	21,601
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,508,203	4,563,759

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of June 30, 2007 or December 31, 2006	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,156,051 shares as of June 30, 2007 and 8,144,788 shares as of December 31, 2006	43,308	45,477
Retained earnings	392,470	372,039
Accumulated other comprehensive loss, net	(9,155)	(7,141)

Total stockholders’ equity	426,623	410,375

Total liabilities and stockholders’ equity	$4,934,826	4,974,134

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
			—
Interest income:
Interest and fees on loans	$67,641	59,837	132,901	115,599
Interest and dividends on investment securities:
Taxable	9,810	10,100	21,067	19,268
Exempt from Federal taxes	1,186	1,132	2,340	2,205
Interest on deposits in banks	396	75	502	171
Interest on Federal funds sold	1,801	414	2,660	1,284
			—
Total interest income	80,834	71,558	159,470	138,527
			—

Interest expense:
Interest on deposits	25,289	17,131	47,884	32,115
Interest on Federal funds purchased	21	575	64	582
Interest on securities sold under repurchase agreements	5,329	6,169	12,074	11,169
Interest on other borrowed funds	38	337	76	383
Interest on long-term debt	84	525	269	1,040
Interest on subordinated debenture held by subsidiary trust	895	857	1,781	1,659

Total interest expense	31,656	25,594	62,148	46,948

Net interest income	49,178	45,964	97,322	91,579
Provision for loan losses	1,875	2,578	3,750	4,331

Net interest income after provision for loan losses	47,303	43,386	93,572	87,248

Noninterest income:
Other service charges, commissions and fees	6,066	5,507	11,559	10,535
Service charges on deposit accounts	4,549	4,357	8,888	8,457
Technology services revenues	4,271	3,905	8,619	7,533
Income from origination and sale of loans	2,993	2,255	5,151	4,116
Financial services revenues	2,890	2,857	5,626	5,550
Investment securities losses, net	—	(4)	—	(4)
Other income	1,537	1,766	4,160	3,749

Total noninterest income	22,306	20,643	44,003	39,936

Noninterest expense:
Salaries, wages and employee benefits	24,110	21,507	48,171	42,849
Furniture and equipment	3,961	4,089	8,032	8,066
Occupancy, net	3,723	3,194	7,156	6,637
Mortgage servicing rights amortization expense	1,114	1,036	2,282	1,979
Mortgage servicing rights impairment expense (recovery)	(677)	(218)	116	(388)
Professional fees	677	614	1,367	1,395
Outsourced technology services	888	634	1,643	1,255
Other expenses	8,790	8,445	16,589	15,875

Total noninterest expense	42,586	39,301	85,356	77,668

Income before income taxes	27,023	24,728	52,219	49,516
Income tax expense	9,398	8,591	18,098	17,245

Net income	$17,625	16,137	34,121	32,271

Basic earnings per common share	$2.16	1.99	4.17	3.98

Diluted earnings per common share	$2.11	1.95	4.08	3.90

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated
	Common			compensation-	other	Total
	shares	Common	Retained	restricted	comprehensive	stockholders'
	outstanding	stock	earnings	stock	income (loss)	equity

Balance at December 31, 2006	8,144,788	$45,477	372,039	—	(7,141)	410,375

Comprehensive income:
Net income		—	34,121	—	—	34,121
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $1,307		—	—	—	(2,014)	(2,014)

Other comprehensive income						(2,014)

Total comprehensive income						32,107

Common stock transactions:
Common shares retired	(107,752)	(9,507)	—	—	—	(9,507)
Common shares issued	411	37	—	—	—	37
Restricted shares issued	—	—	—	—	—	—
Stock options exercised, net of 16,130 shares tendered in payment of option price and income tax withholding amounts	118,604	4,422	—	—	—	4,422

Tax benefits related to stock-based compensation		2,134	—	—	—	2,134

Stock-based compensation expense		745	—	—	—	745

Cash dividends declared:
Common ($1.26 per share)		—	(13,690)	—	—	(13,690)

Balance at June 30, 2007	8,156,051	$43,308	392,470	—	(9,155)	426,623

Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847

Comprehensive income:
Net income		—	32,271	—	—	32,271
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,897		—	—	—	(7,547)	(7,547)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $2		—	—	—	2	2

Other comprehensive income						(7,545)

Total comprehensive income						24,726

Common stock transactions:
Common shares retired	(68,099)	(4,861)	—	—	—	(4,861)
Common shares issued	6,045	414	—	—	—	414
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 27,480 shares tendered in payment of option price and income tax withholding amounts	71,229	2,307	—	—	—	2,307
Stock option tax benefit		1,006	—	—	—	1,006

Stock-based compensation expense:
Stock-based compensation expense		775	—	—	—	775
Reclassification of unearned compensation upon						—
adoption of SFAS No. 123R		(330)	—	330	—	—

Cash dividends declared:
Common ($1.08 per share)		—	(8,750)	—	—	(8,750)

Balance at June 30, 2006	8,109,108	$42,880	338,364	—	(15,780)	365,464

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$34,121	32,271
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	70	(491)
Provision for loan losses	3,750	4,331
Depreciation	6,786	6,636
Net gain on sale of mortgage servicing rights	(1,147)	—
Amortization of mortgage servicing rights	2,282	1,979
Net discount accretion on investment securities	(2,345)	(3,029)
Net loss on sale of investment securities	—	4
Net (gain) loss on sale of property and equipment	94	(15)
Net impairment charges (reversal of impairment) on mortgage servicing rights	116	(388)
Net increase in cash surrender value of company-owned life insurance	(1,106)	(1,032)
Stock-based compensation expense related to stock options & restricted stock awards	745	775
Excess tax benefits from stock-based compensation	(2,134)	(1,006)
Deferred income taxes	(1,078)	(2,335)
Changes in operating assets and liabilities:
Increase in loans held for sale	(16,468)	(11,659)
Increase in interest receivable	(3,733)	(3,707)
Decrease (increase) in other assets	5,319	(3,164)
Increase in accrued interest payable	417	476
Decrease in accounts payable and accrued expenses	(9,794)	(1,494)

Net cash provided by operating activities	15,895	18,152

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(8,337)	(10,184)
Available-for-sale	(1,573,165)	(1,751,268)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	7,077	3,762
Available-for-sale	1,726,079	1,767,217
Proceeds from sales of available-for-sale investment securities	—	138
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	37	5
Purchases and originations of mortgage servicing rights	(3,142)	(2,920)
Proceeds from sale of mortgage servicing rights	2,811	—
Extensions of credit to customers, net of repayments	(169,878)	(213,553)
Recoveries of loans charged-off	1,242	1,341
Proceeds from sales of other real estate	345	633
Net capital expenditures	(7,481)	(6,250)
Sale of banking office, net of cash	—	(2,547)

Net cash used in investing activities	(24,412)	(213,626)

Cash flows from financing activities:
Net increase (decrease) in deposits	210,877	(4,932)
Net increase in federal funds purchased	2,735	86,310
Net increase (decrease) in repurchase agreements	(243,065)	91,502
Net increase (decrease) in other borrowed funds	(998)	35,702
Borrowings of long-term debt	—	3,100
Repayments of long-term debt	(15,728)	(3,826)
Net decrease in debt issuance costs	17	19
Proceeds from issuance of common stock	6,593	3,727
Excess tax benefits from stock-based compensation	2,134	1,006
Payments to retire common stock	(9,507)	(4,861)
Dividends paid on common stock	(13,690)	(8,750)

Net cash provided by financing activities	(60,632)	198,997

Net increase (decrease) in cash and cash equivalents	(69,149)	3,523
Cash and cash equivalents at beginning of period	255,791	240,977

Cash and cash equivalents at end of period	$186,642	244,500

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2007 and December 31, 2006 and the results of operations and cash flows for each of the three and six month periods ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2006 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2007 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires realized income tax benefits from dividends paid to employees for equity classified nonvested equity shares to be recognized as an increase in additional paid in capital and be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are to be applied prospectively to the income tax benefits resulting from dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect adoption of EITF 06-11 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

(3)	Computation of Earnings per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income basic and diluted	$17,625	16,137	34,121	32,271

Average outstanding shares-basic	8,173,718	8,104,670	8,180,835	8,106,570
Add: effect of dilutive stock options	196,250	173,020	188,549	175,282

Average outstanding shares-diluted	8,369,968	8,277,690	8,369,384	8,281,852

Basic earnings per share	$2.16	1.99	4.17	3.98

Diluted earnings per share	$2.11	1.95	4.08	3.90

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2007, commitments to extend credit to existing and new borrowers approximated $1,373,733, which includes $306,428 on unused credit card lines and $319,321 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2007, the Company had outstanding standby letters of credit of $101,122. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(5)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $61,731 and $46,484 for interest during the six months ended June 30, 2007 and 2006, respectively. The Company paid cash for income taxes of $23,189 and $20,169 during the six months ended June 30, 2007 and 2006, respectively.

(6)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, including Montana. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.

As a result of the implementation of FIN 48 on January 1, 2007, the Company reclassified its balance sheet to record a liability for income taxes associated with uncertain tax positions of $400. Of this total, $299 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. There have been no significant changes to these amounts during the quarter ended June 30, 2007 and the Company does not expect that there will be any significant increase or decrease within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $101 for the payment of interest and penalties at June 30, 2007.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Selected segment information for the three and six month periods ended June 30, 2007 and 2006 follows:

	Three Months Ended June 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$49,858	41	(721)	49,178
Provision for loan losses	1,875	—	—	1,875

Net interest income (expense) after provision	47,983	41	(721)	47,303
Noninterest income:
External sources	17,632	4,271	403	22,306
Internal sources	1	3,258	(3,259)	—

Total noninterest income	17,633	7,529	(2,856)	22,306
Noninterest expense	36,986	6,381	(781)	42,586

Income (loss) before income taxes	28,630	1,189	(2,796)	27,023
Income tax expense (benefit)	10,131	472	(1,205)	9,398

Net income (loss)	$18,499	717	(1,591)	17,625

Depreciation and core deposit intangibles amortization	$3,549	—	62	3,611

	Three Months Ended June 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$46,901	40	(977)	45,964
Provision for loan losses	2,578	—	—	2,578

Net interest income (expense) after provision	44,323	40	(977)	43,386
Noninterest income:
External sources	16,746	3,905	(8)	20,643
Internal sources	—	3,375	(3,375)	—

Total noninterest income	16,746	7,280	(3,383)	20,643
Noninterest expense	35,341	5,564	(1,604)	39,301

Income (loss) before income taxes	25,728	1,756	(2,756)	24,728
Income tax expense (benefit)	9,024	695	(1,128)	8,591

Net income (loss)	$16,704	1,061	(1,628)	16,137

Depreciation and core deposit intangibles amortization	$3,517	—	61	3,578

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$98,658	87	(1,423)	97,322
Provision for loan losses	3,750	—	—	3,750

Net interest income (expense) after provision	94,908	87	(1,423)	93,572
Noninterest income:
External sources	34,565	8,619	819	44,003
Internal sources	1	6,488	(6,489)	—

Total noninterest income	34,566	15,107	(5,670)	44,003
Noninterest expense	74,560	12,565	(1,769)	85,356

Income (loss) before income taxes	54,914	2,629	(5,324)	52,219
Income tax expense (benefit)	19,379	1,042	(2,323)	18,098

Net income (loss)	$35,535	1,587	(3,001)	34,121

Depreciation and core deposit intangibles amortization	$6,748	—	125	6,873

	Six Months Ended June 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$93,387	71	(1,879)	91,579
Provision for loan losses	4,331	—	—	4,331

Net interest income (expense) after provision	89,056	71	(1,879)	87,248
Noninterest income:
External sources	32,120	7,533	283	39,936
Internal sources	—	6,912	(6,912)	—

Total noninterest income	32,120	14,445	(6,629)	39,936
Noninterest expense	70,169	10,751	(3,252)	77,668

Income (loss) before income taxes	51,007	3,765	(5,256)	49,516
Income tax expense (benefit)	17,920	1,488	(2,163)	17,245

Net income (loss)	$33,087	2,277	(3,093)	32,271

Depreciation and core deposit intangibles amortization	$7,002	—	122	7,124

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006: (i) credit risk; (ii) business concentration and economic conditions in Montana and Wyoming; (iii) declines in real estate values; (iv) changes in interest rates; (v) inability to meet liquidity requirements; (vi) competition; (vii) failure of technology; (viii) breach in information system security; (ix) ineffective internal operational controls; (x) difficulties in execution of business strategy; (xi) disruption of vital infrastructure and other business interruptions; (xii) litigation pertaining to fiduciary responsibilities; (xiii) changes in or noncompliance with governmental regulations; (xiv) restrictions on dividends and stock redemptions; (xv) capital required to support our bank subsidiary; (xvi) investment risks affecting holders of common stock; and, (xvii) employment related concerns. Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.
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
EXECUTIVE OVERVIEW
     Net income increased $1.5 million, or 9.2%, to $17.6 million, or $2.11 per diluted share, for the quarter ended June 30, 2007 as compared to $16.1 million, or $1.95 per diluted share, for the same period in 2006. During the six months ended June 30, 2007, net income increased $1.9 million, or 5.7%, to $34.1 million, or $4.08 per diluted share, as compared to $32.3 million, or $3.90 per diluted share, for the same period in the prior year. Second quarter 2007 net interest income, on a fully taxable-equivalent or FTE basis, increased 7.0%, as compared to the same period in 2006. FTE net interest income increased 6.3% during the six months ended June 30, 2007, as compared to the same period in 2006. These increases are due to organic growth in average earning assets, primarily loans. Average earning assets grew 6.3% during the three months ended June 30, 2007, as compared to the same period in 2006. Average earning assets grew 7.4% during the six months ended June 30, 2007, as compared to the same period in 2006. Average earning assets also comprised a larger percentage of total assets during the three and six month periods ended June 30, 2007, as compared to the same periods in the prior year. Net income for the six months ended June 30, 2007 was positively impacted by a $1.1 million gain on the sale of mortgage servicing rights recorded during first quarter 2007. This gain was partially offset by higher salaries, wages and benefits expenses; higher occupancy costs, primarily due to higher depreciation expense due to the adjustment of the useful life of one building and its related leasehold improvements and increases in maintenance expenses; and, impairment of mortgage servicing rights.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$3,418,976	68,015	8.07%	$3,190,310	60,191	7.57%
Investment securities (1)	941,462	11,635	5.01	1,029,513	11,840	4.61
Federal funds sold	134,183	1,801	5.44	31,393	414	5.29
Interest bearing deposits in banks	31,230	396	5.14	6,987	75	4.31

Total interest earning assets	4,525,851	81,847	7.33%	4,258,203	72,520	6.83%
Noninterest earning assets	423,784			442,759

Total assets	$4,949,635			$4,700,962

Interest earning liabilities:
Demand deposits	$1,012,485	6,257	2.51%	833,357	3,572	1.72%
Savings deposits	949,859	6,318	2.70	852,876	4,322	2.03
Time deposits	1,088,858	12,714	4.74	979,079	9,237	3.78
Federal funds purchased	1,560	21	5.46	45,954	575	5.02
Borrowings (2)	538,971	5,367	4.04	665,539	6,506	3.92
Long-term debt	6,051	84	5.63	54,912	525	3.83
Subordinated debenture	41,238	895	8.80	41,238	857	8.34

Total interest earning liabilities	3,639,022	31,656	3.53%	3,472,955	25,594	2.96%

Noninterest bearing deposits	840,968			821,248
Other noninterest bearing liabilities	47,785			41,955
Stockholders’ equity	421,860			364,804

Total liabilities and stockholders’ equity	$4,949,635			$4,700,962

Net FTE interest		$50,191			$46,926
Less FTE adjustments		(1,013)			(962)

Net interest income from consolidated statements of income		$49,178			$45,964

Interest rate spread			3.80%			3.87%

Net FTE yield on interest earning assets (3)			4.45%			4.42%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$3,370,563	133,667	8.00%	$3,124,848	116,290	7.50%
Investment securities (1)	1,008,453	24,667	4.93	997,887	22,659	4.58
Federal funds sold	98,801	2,660	5.43	54,628	1,284	4.74
Interest bearing deposits in banks	19,780	502	5.12	8,398	171	4.11

Total interest earning assets	4,497,597	161,496	7.24%	4,185,761	140,404	6.76%
Noninterest earning assets	419,386			439,210

Total assets	$4,916,983			$4,624,971

Interest earning liabilities:
Demand deposits	$989,159	11,969	2.44%	$819,490	6,350	1.56%
Savings deposits	887,430	11,176	2.54	866,676	8,102	1.89
Time deposits	1,078,098	24,739	4.63	983,098	17,663	3.62
Federal funds purchased	2,505	64	5.15	23,278	582	5.04
Borrowings (2)	603,559	12,150	4.06	618,936	11,552	3.76
Long-term debt	13,007	269	4.17	54,692	1,040	3.83
Subordinated debenture	41,238	1,781	8.71	41,238	1,659	8.11

Total interest earning liabilities	3,614,996	62,148	3.47%	3,407,408	46,948	2.78%

Noninterest bearing deposits	832,306			815,185
Other noninterest bearing liabilities	51,500			42,305
Stockholders’ equity	418,181			360,073

Total liabilities and stockholders’ equity	$4,916,983			$4,624,971

Net FTE interest		$99,348			$93,456
Less FTE adjustments		(2,026)			(1,877)

Net interest income from consolidated statements of income		97,322			91,579

Interest rate spread			3.77%			3.98%

Net FTE yield on interest earning assets (3)			4.45%			4.50%

(1)	Interest income and average rates for tax exempt loans and securities are presented on FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     FTE net interest income increased $3.3 million, or 7.0%, to $50.2 million for the three months ended June 30, 2007 as compared to $46.9 million for the same period in 2006. FTE net interest income increased $5.9 million, or 6.3%, to $99.3 million for the six months ended June 30, 2007 as compared to $93.5 million for the same period in 2006. The three and six month period increases were due to organic growth in earning assets, primarily loans. Average earning assets grew 6.3% during the three months ended June 30, 2007, as compared to the same period in 2006. Average earning assets grew 7.4% during the six months ended June 30, 2007, as compared to the same period in 2006. Average earnings assets also comprised a larger percentage of total assets during the three and six month periods ended June 30, 2007, as compared to the same periods in the prior year. Although our net FTE interest margin ratio showed slight improvement during second quarter 2007, it declined 5 basis points to 4.45% for the six months ended June 30, 2007, as compared to 4.50% for the same period in 2006. The year-to-date decline is primarily due to higher costs of funds, the result of competitive pressure to raise deposit rates while yields on interest earning asset have increased at a slower pace.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 Compared with 2006			2007 Compared with 2006
	Volume	Rate	Net	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$4,316	3,508	7,824	9,144	8,233	17,377
Investment securities (1)	(1,012)	807	(205)	240	1,768	2,008
Interest bearing deposits in banks	261	60	321	232	99	331
Federal funds sold	1,356	31	1,387	1,038	338	1,376

Total change	4,921	4,406	9,327	10,654	10,438	21,092

Interest bearing liabiliites:
Demand deposits	768	1,917	2,685	1,315	4,304	5,619
Savings deposits	491	1,505	1,996	194	2,880	3,074
Time deposits	1,035	2,442	3,477	1,707	5,369	7,076
Federal funds purchased	(556)	2	(554)	(519)	1	(518)
Borrowings (2)	(1,237)	98	(1,139)	(287)	885	598
Long-term debt	(467)	26	(441)	(793)	22	(771)
Subordinated debenture held by subsidiary trust	—	38	38	—	122	122

Total change	34	6,028	6,062	1,617	13,583	15,200

Increase (decrease) in FTE net interest income	$4,887	(1,622)	3,265	9,037	(3,145)	5,892

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Noninterest income increased $1.7 million, or 8.1%, to $22.3 million for the three months ended June 30, 2007 as compared to $20.6 million for the same period in 2006. Noninterest income increased $4.1 million, or 10.2%, to $44.0 million for the six months ended June 30, 2007 as compared to $39.9 million for the same period in 2006. Significant components of these increases are discussed below.
     Other service charges, commissions and fees primarily includes debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $559 thousand, or 10.2%, to 6.1 million for the three months ended June 30, 2007 as compared to $5.5 million for the same period in 2006. Other service charges, commissions and fees increased $1.0 million, or 9.7%, to $11.6 million for the six months ended June 30, 2007 as compared to $10.5 million for the same period in 2006. The three and six month period increases were primarily due to additional fee income from higher volumes of debit and credit card transactions.
     Technology services revenues increased $366 thousand, or 9.4%, to $4.3 million for the three months ended June 30, 2007 as compared to $3.9 million for the same period in 2006. Technology services revenues increased $1.1 million, or 14.4%, to $8.6 million for the six months ended June 30, 2007 as compared to $7.5 million for the same period in 2006. The three and six month period increases were primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $738 thousand, or 32.7%, to

$3.0 million for the three months ended June 30, 2007 as compared to $2.6 million for the same period in 2006. Income from the origination and sale of loans increased $1.0 million, or 25.1%, to $5.2 million for the six months ended June 30, 2007 as compared to $4.1 million for the same period in 2006.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased $229 thousand, or 13.0%, to $1.5 million during the three months ended June 30, 2007 as compared to $1.8 million for the same period in 2006 primarily due to losses on the sale of miscellaneous assets and decreases in check printing income. Other income increased $411 thousand, or 11.0%, to $4.2 million for the six months ended June 30, 2007 as compared to $3.7 million for the same period in 2006. During the first quarter of 2007, we recorded a $1.1 million gain on the sale of mortgage servicing rights. This gain was partially offset by decreases in check printing income, losses on the sale of miscellaneous assets and fewer gains on the sale of other real estate.
     Noninterest Expense. Noninterest expense increased $3.3 million, or 8.4%, to $42.6 million for the three months ended June 30, 2007 as compared to $39.3 million for the same period in 2006. Noninterest expense increased $7.7 million, or 9.9%, to $85.4 million for the six months ended June 30, 2007 as compared to $77.7 million for the same period in 2006. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $2.6 million, or 12.1%, to $24.1 million for the three months ended June 30, 2007 as compared to $21.5 million for the same period in 2006. Salaries, wages and employee benefits expense $5.3 million, or 12.4%, to $48.2 million for the six months ended June 30, 2007 as compared to $42.8 million for the same period in 2006. The three and six month period increases were primarily due to inflationary wage increases, higher staffing levels, higher incentive bonus and profit sharing accruals and increases in group medical insurance costs.
     Occupancy expense increased $529 thousand, or 16.6%, to $3.7 million for the three months ended June 30, 2007 as compared to $3.2 million for the same period in 2006. Occupancy expense increased $519 thousand, or 7.8%, to $7.2 million for the six months ended June 30, 2007 as compared to $6.6 million for the same period in 2006. The three and six month period increases were primarily the result of higher depreciation expense due to the adjustment of the useful life of one building and its related leasehold improvements.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $78 thousand, or 7.5%, to $1.1 million for the three months ended June 30, 2007 as compared to $1.0 million for the same period in 2006. Mortgage servicing rights amortization increased $303 thousand, or 15.3%, to $2.3 million for the six months ended June 30, 2007 as compared to $2.0 million for the same period in 2006.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We reversed impairment of $677 thousand during the three months ended June 30, 2007, as compared to a $218 thousand impairment reversal during the same period in 2006. For the six months ended June 30, 2007, we recorded mortgage servicing rights impairment of $116 thousand as compared to an impairment reversal of $388 thousand during the same period in 2006.
     Outsourced technology services expense increased $254 thousand, or 40.1%, to $888 thousand for the three months ended June 30, 2007, as compared to $634 thousand during the same period in 2006. Outsourced technology services expense increased $388 thousand, or 30.9%, to $1.6 million for the six months ended June 30, 2007 as compared to $1.3 million for the same period in 2006. The three and six month period increases were primarily due to outsourcing the development of our new internet-based corporate cash management product and the redesign and customization of our corporate internet banking site.
     Income Tax Expense. Our effective federal income tax rate was 30.9% for the six months ended June 30, 2007 and 30.7% for the six months ended June 30, 2006. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. Our effective state tax rate was 3.8% for the six months ended June 30, 2007 and 4.1% for the six months ended June 30, 2006.
OPERATING SEGMENT RESULTS
     Our primary operating segment is Community Banking. The Community Banking segment represented over 90% of our combined revenues and income during the three and six months ended June 30, 2007 and 2006, and our consolidated assets as of June 30, 2007 and December 31, 2006.

     The following table summarizes net income (loss) for each of our operating segments:
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Community banking	$18,499	16,704	35,535	33,087
Technology services	717	1,061	1,587	2,277
Other	(1,591)	(1,628)	(3,001)	(3,093)

Total	17,625	16,137	34,121	32,271

     Net income from the Community Banking operating segment increased $1.8 million, or 10.7%, to $18.5 million for the three months ended June 30, 2007 as compared to $16.7 million for the same period in 2006. Net income from the Community Banking operating segment increased $2.4 million, or 7.4%, to $35.5 million for the six months ended June 30, 2007 as compared to $33.1 million for the same period in 2006. Significant components of these increases are discussed in “Results of Operations” included herein.
     Net income from the Technology Services operating segment decreased $344 thousand, or 32.4%, to $717 thousand for the three months ended June 30, 2007 as compared to $1.1 million for the same period in 2006. Net income from the Technology Services operating segment decreased $690 thousand, or 30.3%, to $1.6 million for the six months ended June 30, 2007 as compared to $2.3 million for the same period in 2006. The three and six month period decreases were primarily due to increased salaries, wages and employees benefits expenses resulting from an internal reorganization of the technology subsidiary and the addition of staff to reinforce our commitment to customer service.
FINANCIAL CONDITION
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio

(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Real estate loans:
Residential	$397,874	$402,469
Agricultural	132,002	137,659
Commercial	978,278	937,694
Construction	635,347	579,603
Mortgage loans originated for sale	41,828	25,360

Total real estate loans	2,185,329	2,082,785

Consumer:
Indirect consumer loans	368,687	370,016
Credit card loans	64,664	60,569
Other consumer loans	178,746	175,273

Total consumer loans	612,097	605,858

Commercial	604,758	542,325
Agricultural	88,692	76,644
Other loans, including overdrafts	3,270	2,751

Total loans	$3,494,146	$3,310,363

     Total loans increased $184 million, or 5.6%, to $3,494 million as of June 30, 2007 from $3,310 million as of December 31, 2006. The most significant growth occurred in commercial, commercial real estate and construction loans. Management attributes this growth to generally favorable economic conditions and expansion in our existing market areas and an increase in overall borrowing activity.

     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $153 million, or 13.6%, to $972 million as of June 30, 2007 from $1,125 million as of December 31, 2006. This decrease occurred principally in short-term available-for-sale investment securities used as collateral for securities sold under repurchase agreements. For further information, see “Deposits” and “Repurchase Agreements” below.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2007, we had investment securities with fair values of $500 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $13 million as of June 30, 2007, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and six month periods ended June 30, 2007 and 2006.
     Deferred Tax Asset. Deferred tax asset of $11 million as of June 30, 2007 increased approximately $2 million, or 28.8%, from $8 million as of December 31, 2006, primarily due to current year provisions for loan losses which are not deductible for income tax purposes and fluctuations in net unrealized losses on available-for-sale investment securities.
     Deposits. Total deposits increased $211 million, or 5.7%, to $3,919 million as of June 30, 2007 from $3,709 million as of December 31, 2006, primarily due to the introduction of a new money market cash sweep deposit product during first quarter 2007. The money market cash sweep deposit product is available to commercial customers as an alternative to traditional repurchase agreements. The money market cash sweep product allows customers’ to invest on a daily basis excess demand deposit funds into a higher yielding money market savings account held by the Bank. Customer balances invested in the money market cash sweep product are insured by the Federal Deposit Insurance Corporation up to statutory limits.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial and municipal depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $243 million, or 33.2%, to $488 million as of June 30, 2007 from $732 million as of December 31, 2006, primarily due to the introduction of the money market cash sweep product described above.
     Other Borrowed Funds. Other borrowed funds decreased $998 thousand, or 17.5% to $5 million as of June 30, 2007 from $6 million as of December 31, 2006. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
     Long Term Debt. Long term debt decreased $16 million, or 72.8%, to $6 million as of June 30, 2007 from $22 million as of December 31, 2006 due to scheduled maturities of a $10 million, 3.03% fixed rate Federal Home Loan Bank note in March 2007 and a $5 million, 2.83% fixed rate Federal Home Loan Bank note in April 2007.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $10 million, or 27.0%, to $27 million as of June 30, 2007, from $36 million as of December 31, 2006 primarily due to timing of corporate income tax payments.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned, or OREO.

     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

Non-performing loans:
Nonaccrual loans	$18,888	15,536	14,764	15,984	15,519
Accruing loans past due 90 days or more	10,379	9,298	1,769	5,033	7,674
Restructured loans	1,044	1,056	1,060	1,056	1,075

Total non-performing loans	30,311	25,890	17,593	22,073	24,268
OREO	578	258	529	498	558

Total non-performing assets	$30,889	26,148	18,122	22,571	24,826

Non-performing assets to total loans and OREO	0.88%	0.78%	0.55%	0.69%	0.76%

     Non-performing assets increased $13 million, or 70.5%, to $31 million as of June 30, 2007, as compared to $18 million as of December 31, 2006. Non-accrual loans increased $4 million, or 27.9%, to $19 million as of June 30, 2007, from $15 million as of December 31, 2006 primarily due to the loans of one commercial real estate and two commercial borrowers. Loans past due 90 days or more and still accruing interest increased to $10 million as of June 30, 2007, from $2 million as of December 31, 2006 primarily due to one commercial real estate development loan and the loans of one commercial borrower in the process of renewal.
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
     The provision for loan losses decreased $703 thousand, or 27.3%, to $1.9 million for the three months ended June 30, 2007 as compared to $2.6 million for the same period in the prior year. The provision for loan losses decreased $581 thousand, or 13.4% to $3.8 million for the six months ended June 30, 2007 as compared to $4.3 million for the same period in 2006. The allowance for loan losses was $50 million, or 1.44% of total loans, as of June 30, 2007, as compared to $47 million, or 1.43% of total loans, as of December 31, 2006.

     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

Balance at beginning of period	$48,621	47,452	46,957	45,721	43,633
Provision charged to operating expense	1,875	1,875	1,401	2,029	2,578
Less loans charged off	(990)	(1,145)	(1,487)	(1,322)	(1,300)
Add back recoveries of loans previously charged off	802	439	581	529	810

Net loans charged-off	(188)	(706)	(906)	(793)	(490)

Balance at end of period	$50,308	48,621	47,452	46,957	45,721

Period end loans	$3,494,146	3,363,981	3,310,363	3,288,470	3,256,500
Average loans	3,418,976	3,322,149	3,208,102	3,272,203	3,190,310
Annualized net loans charged off to average loans	0.05%	0.09%	0.09%	0.08%	0.07%
Allowance to period end loans	1.44%	1.45%	1.43%	1.43%	1.40%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $16 million, or 4.0%, to $427 million as of June 30, 2007 from $410 million as of December 31, 2006, primarily due to retention of earnings. We paid aggregate cash dividends to stockholders of $13.7 million during the six months ended June 30, 2007, including a special dividend of $3.4 million, or $0.41 per share, paid in January 2007. As of June 30, 2007 and December 31, 2006, we exceeded the “well-capitalized” requirements established by the federal banking agencies.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of June 30, 2007, our income simulation model predicted net interest income would decrease $1.9 million, or 0.9%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts our funding sources will reprice faster than our interest earning assets, thereby reducing interest rate spread and net interest margin. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, our income simulation model predicted net interest income would decrease $1.2 million, or 0.6%. This scenario predicts that interest rates on non-maturing demand and savings deposits will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4T.
CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2007, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007, were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
     There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, such controls.
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
Item 1A. Risk Factors
     In addition to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified the following additional operational risk to be considered in evaluating us, our business and an investment in our securities.
     Low unemployment rates may increase labor costs and make it difficult to attract and retain qualified employees to operate our business effectively.
     Current low unemployment rates in Montana, Wyoming and the surrounding region may increase labor costs and make it difficult to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, low unemployment rates may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2007.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

April 2007	5,445	$89.00	0	Not Applicable
May 2007	16,893	89.00	0	Not Applicable
June 2007	21,703	89.00	0	Not Applicable

Total	44,041	$89.00	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of June 30, 2007, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 9, 2007.

(b) Five directors were elected to serve three year terms. David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Sandra A. Scott-Suzor were elected as directors with terms expiring in 2010. The following directors remained in office: James W. Haugh, Robert L. Nance, Randall I. Scott, Thomas W. Scott, Michael J. Sullivan and Martin A. While with terms expiring in 2008; and, Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott Julie A. Scott and Jonathan R. Scott with terms expiring in 2009.
(c) The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

		Withheld/
Matter	For	Against	Not Voted

Election of Directors
Nominees:
Sandra A. Scott-Suzor	6,953,381	5,147	—

Directors Continuing in Office:
David H. Crum	6,899,542	58,986	—
William B. Ebzery	6,893,183	65,345	—
Charles M. Heyneman	6,896,540	61,988	—
Terry W. Payne	6,899,641	58,887	—
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended

December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended

December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10 -K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10 — Q for the quarter ended

June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended

June 30, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8 -K dated June 30, 2005.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders held May 5, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date July 30, 2007	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date July 30, 2007	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer