Form 10-Q
period 2007-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2007-10-29
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☑
The Registrant had 8,102,327 shares of common stock outstanding on September 30, 2007.

\

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$160,875	187,555
Federal funds sold	32,961	55,427
Interest bearing deposits in banks	8,419	12,809

Total cash and cash equivalents	202,255	255,791

Investment securities:
Available-for-sale	880,345	1,012,658
Held-to-maturity (estimated fair values of $112,226 as of September 30, 2007 and $112,391 as of December 31, 2006)	112,408	111,940

Total investment securities	992,753	1,124,598

Loans	3,528,108	3,310,363
Less allowance for loan losses	51,452	47,452

Net loans	3,476,656	3,262,911

Premises and equipment, net	123,425	120,280
Accrued interest receivable	38,733	30,913
Company-owned life insurance	66,332	64,705
Mortgage servicing rights, net of accumulated amortization and impairment reserve	22,399	22,644
Goodwill	37,380	37,380
Net deferred tax asset	7,865	8,297
Other assets	43,809	46,615

Total assets	$5,011,607	4,974,134

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$884,573	888,694
Interest bearing	3,120,737	2,819,817

Total deposits	4,005,310	3,708,511

Securities sold under repurchase agreements	458,787	731,548
Accrued interest payable	19,993	18,872
Accounts payable and accrued expenses	31,491	36,295
Other borrowed funds	8,164	5,694
Long-term debt	5,509	21,601
Subordinated debenture held by subsidiary trust	41,238	41,238

Total liabilities	4,570,492	4,563,759

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of September 30, 2007 or December 31, 2006	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,102,327 shares as of September 30, 2007 and 8,144,788 shares as of December 31, 2006	38,395	45,477
Retained earnings	406,419	372,039
Accumulated other comprehensive loss, net	(3,699)	(7,141)

Total stockholders’ equity	441,115	410,375

Total liabilities and stockholders’ equity	$5,011,607	4,974,134

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$70,798	64,495	203,699	180,094
Interest and dividends on investment securities:
Taxable	10,653	10,423	31,720	29,691
Exempt from Federal taxes	1,164	1,106	3,504	3,311
Interest on deposits in banks	158	56	660	227
Interest on Federal funds sold	541	336	3,201	1,620

Total interest income	83,314	76,416	242,784	214,943

Interest expense:
Interest on deposits	26,458	19,540	74,342	51,655
Interest on Federal funds purchased	199	852	263	1,434
Interest on securities sold under repurchase agreements	4,502	6,705	16,576	17,874
Interest on other borrowed funds	42	279	118	662
Interest on long-term debt	79	322	348	1,362
Interest on subordinated debenture held by subsidiary trust	1,191	916	2,972	2,575

Total interest expense	32,471	28,614	94,619	75,562

Net interest income	50,843	47,802	148,165	139,381
Provision for loan losses	1,875	2,029	5,625	6,360

Net interest income after provision for loan losses	48,968	45,773	142,540	133,021
Noninterest income:
Other service charges, commissions and fees	6,350	5,724	17,909	16,259
Technology services revenues	6,196	4,105	14,815	11,638
Service charges on deposit accounts	4,530	4,547	13,418	13,004
Income from origination and sale of loans	2,984	2,836	8,135	6,952
Financial services revenues	3,098	2,734	8,724	8,284
Investment securities gains, net	6	27	6	23
Other income	2,226	1,803	6,386	5,553

Total noninterest income	25,390	21,776	69,393	61,713

Noninterest expense:
Salaries, wages and employee benefits	24,366	22,142	72,537	64,991
Furniture and equipment	4,162	4,050	12,194	12,116
Occupancy, net	3,935	3,264	11,091	9,901
Mortgage servicing rights amortization expense	1,059	955	3,341	2,934
Mortgage servicing rights impairment expense	95	654	211	266
Professional fees	1,052	851	2,419	2,246
Outsourced technology services	538	877	2,181	2,132
Other expenses	9,374	8,905	25,963	24,781

Total noninterest expense	44,581	41,698	129,937	119,367

Income before income taxes	29,777	25,851	81,996	75,367
Income tax expense	10,528	9,105	28,626	26,350

Net income	$19,249	16,746	53,370	49,017

Basic earnings per common share	$2.37	2.07	6.54	6.05

Diluted earnings per common share	$2.32	2.02	6.39	5.92

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share data)
(Unaudited)

				Unearned	Accumulated
	Common			compensation-	other	Total
	shares	Common	Retained	restricted	comprehensive	stockholders’
	outstanding	stock	earnings	stock	income (loss)	equity

Balance at December 31, 2006	8,144,788	$45,477	372,039	—	(7,141)	410,375

Comprehensive income:
Net income		—	53,370	—	—	53,370
Unrealized gains on available-for-sale investment securities, net of income tax expense of $2,235		—	—	—	3,446	3,446
Less reclassification adjustment for gains included in net income, net of income tax expense of $2		—	—	—	(4)	(4)

Other comprehensive income						3,442

Total comprehensive income						56,812

Common stock transactions:
Common shares retired	(188,052)	(16,582)	—	—	—	(16,582)
Common shares issued	17,248	1,497	—	—	—	1,497
Stock options exercised, net of 18,726 shares tendered in payment of option price and income tax withholding amounts	128,343	4,735	—	—	—	4,735

Tax benefits related to stock-based compensation		2,342	—	—	—	2,342

Stock-based compensation expense		926	—	—	—	926

Cash dividends declared:
Common ($2.32 per share)		—	(18,990)	—	—	(18,990)

Balance at September 30, 2007	8,102,327	$38,395	406,419	—	(3,699)	441,115

Balance at December 31, 2005	8,098,933	$43,569	314,843	(330)	(8,235)	349,847

Comprehensive income:
Net income		—	49,017	—	—	49,017
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $254		—	—	—	(392)	(392)
Less reclassification adjustment for gains included in net income, net of income tax expense of $9		—	—	—	(14)	(14)

Other comprehensive income						(406)

Total comprehensive income						48,611

Common stock transactions:
Common shares retired	(102,543)	(7,495)	—	—	—	(7,495)
Common shares issued	76,140	5,829	—	—	—	5,829
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 30,326 shares tendered in payment of option price and income tax withholding amounts	86,412	2,909	—	—	—	2,909

Tax benefits related to stock-based compensation		1,218	—	—	—	1,218

Stock-based compensation expense:
Stock-based compensation expense		1,007	—	—	—	1,007
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(330)	—	330	—	—

Cash dividends declared:
Common ($1.66 per share)		—	(13,444)	—	—	(13,444)

Balance at September 30, 2006	8,159,942	$46,707	350,416	—	(8,641)	388,482

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$53,370	49,017
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(26)	83
Provision for loan losses	5,625	6,360
Depreciation	10,488	9,979
Net gain on sale of mortgage servicing rights	(996)	—
Amortization of mortgage servicing rights	3,341	2,934
Net discount accretion on investment securities	(2,426)	(5,200)
Net gain on sale of investment securities	(6)	(23)
Net (gain) loss on sale of property and equipment	203	(45)
Net impairment charges on mortgage servicing rights	211	266
Net increase in cash surrender value of company-owned life insurance	(1,627)	(1,524)
Write-down of property pending sale/disposal	16	81
Stock-based compensation expense related to stock options & restricted stock awards	926	1,007
Excess tax benefits from stock-based compensation	(2,272)	(1,218)
Deferred income taxes	(1,805)	(2,650)
Changes in operating assets and liabilities:
Increase in loans held for sale	(882)	(8,180)
Increase in interest receivable	(7,820)	(7,944)
Decrease (increase) in other assets	2,759	(2,098)
Increase in accrued interest payable	1,121	3,235
Increase (decrease) in accounts payable and accrued expenses	(4,804)	766

Net cash provided by operating activities	55,396	44,846

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,154)	(11,545)
Available-for-sale	(1,656,246)	(3,046,742)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	11,561	9,857
Available-for-sale	1,796,758	3,011,747
Proceeds from sales of available-for-sale investment securities	—	10,132
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	37	5
Purchases and originations of mortgage servicing rights	(4,914)	(4,806)
Proceeds from sale of mortgage servicing rights	2,603	—
Extensions of credit to customers, net of repayments	(220,785)	(250,324)
Recoveries of loans charged-off	1,726	1,870
Proceeds from sales of other real estate	576	701
Net capital expenditures	(13,810)	(9,307)
Sale of banking office, net of cash	—	(2,547)

Net cash used in investing activities	(94,648)	(290,959)

Cash flows from financing activities:
Net increase in deposits	296,799	71,550
Net increase in federal funds purchased	—	62,330
Net increase (decrease) in repurchase agreements	(272,761)	115,863
Net increase (decrease) in other borrowed funds	2,470	(1,554)
Borrowings of long-term debt	—	3,100
Repayments of long-term debt	(16,092)	(29,190)
Net decrease in debt issuance costs	26	29
Proceeds from issuance of common stock	8,574	9,956
Excess tax benefits from stock-based compensation	2,272	1,218
Payments to retire common stock	(16,582)	(7,495)
Dividends paid on common stock	(18,990)	(13,444)

Net cash provided by financing activities	(14,284)	212,363

Net decrease in cash and cash equivalents	(53,536)	(33,750)
Cash and cash equivalents at beginning of period	255,791	240,977

Cash and cash equivalents at end of period	$202,255	207,227

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2007 and December 31, 2006 and the results of operations and cash flows for each of the three and nine month periods ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2006 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2007 presentation.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109)” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. See Note 7 included herein for additional information regarding the Company’s income taxes.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income basic and diluted	$19,249	16,746	53,370	49,017

Average outstanding shares-basic	8,107,893	8,093,287	8,156,254	8,102,093
Add: effect of dilutive stock options	197,152	198,792	196,175	182,429

Average outstanding shares-diluted	8,305,045	8,292,079	8,352,429	8,284,522

Basic earnings per share	$2.37	2.07	6.54	6.05

Diluted earnings per share	$2.32	2.02	6.39	5.92

(4) Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2007, commitments to extend credit to existing and new borrowers approximated $1,421,011, which includes $308,146 on unused credit card lines and $308,151 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2007, the Company had outstanding standby letters of credit of $108,846. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.
(5) Commitments and Contingencies
In September 2007, the Company entered into a stock purchase agreement (“Purchase Agreement”) with First Western Bancorp, Inc. to acquire 100% of the outstanding stock of its banking and data servicing subsidiaries. Consideration for the acquisition of approximately $251,000 will consist of 5,000 shares of newly issued 6.75% noncumulative redeemable preferred stock with an aggregate face value of $50,000 and approximately $201,000 in cash. The purchase price is subject to certain capital, financing and other adjustments to be determined as of the close of business on the last day of the calendar month preceding the closing date of the transaction. The transaction is expected to close during first quarter 2008, subject to regulatory approval, additional financing and other customary closing conditions. The Company is in the process of raising approximately $151,000 through debt financing sources, which may include senior notes, subordinated debentures, trust preferred securities or a combination thereof. The Purchase Agreement provides for customary termination and remedy provisions in the event either party terminates or breaches the agreement, including the Company’s obligation to pay a termination fee of $5,000 if it is unable to secure satisfactory financing as set forth in the Purchase Agreement.
(6) Supplemental Disclosures to Consolidated Statement of Cash Flows
The Company paid cash of $93,498 and $72,339 for interest during the nine months ended September 30, 2007 and 2006, respectively. The Company paid cash for income taxes of $33,556 and $30,132 during the nine months ended September 30, 2007 and 2006, respectively.
(7) Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, including Montana. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.
As a result of the implementation of FIN 48 on January 1, 2007, the Company reclassified its balance sheet to record a liability for income taxes associated with uncertain tax positions of $400. Of this total, $320 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. There have been no significant changes to these amounts during the quarter ended September 30, 2007, and the Company does not expect that there will be any significant increase or decrease within the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $80 for the payment of interest and penalties at September 30, 2007.
(8) Segment Reporting
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Selected segment information for the three and nine month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended September 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$52,025	46	(1,228)	50,843
Provision for loan losses	1,875	—	—	1,875

Net interest income (expense) after provision	50,150	46	(1,228)	48,968
Noninterest income:
External sources	19,001	6,196	193	25,390
Internal sources	—	3,236	(3,236)	—

Total noninterest income	19,001	9,432	(3,043)	25,390
Noninterest expense	39,202	6,567	(1,188)	44,581

Income (loss) before income taxes	29,949	2,911	(3,083)	29,777
Income tax expense (benefit)	10,616	1,151	(1,239)	10,528

Net income (loss)	$19,333	1,760	(1,844)	19,249

Depreciation and core deposit intangibles amortization	$3,690	—	56	3,746

	Three Months Ended September 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$48,775	47	(1,020)	47,802
Provision for loan losses	2,029	—	—	2,029

Net interest income (expense) after provision	46,746	47	(1,020)	45,773
Noninterest income:
External sources	17,536	4,105	135	21,776
Internal sources	—	3,157	(3,157)	—

Total noninterest income	17,536	7,262	(3,022)	21,776
Noninterest expense	36,979	6,036	(1,317)	41,698

Income (loss) before income taxes	27,303	1,273	(2,725)	25,851
Income tax expense (benefit)	9,718	504	(1,117)	9,105

Net income (loss)	$17,585	769	(1,608)	16,746

Depreciation and core deposit intangibles amortization	$3,524	—	62	3,578

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$151,114	133	(3,082)	148,165
Provision for loan losses	5,625	—	—	5,625

Net interest income (expense) after provision	145,489	133	(3,082)	142,540
Noninterest income:
External sources	53,566	14,815	1,012	69,393
Internal sources	1	9,724	(9,725)	—

Total noninterest income	53,567	24,539	(8,713)	69,393
Noninterest expense	113,761	19,131	(2,955)	129,937

Income (loss) before income taxes	85,295	5,541	(8,840)	81,996
Income tax expense (benefit)	29,995	2,193	(3,562)	28,626

Net income (loss)	$55,300	3,348	(5,278)	53,370

Depreciation and core deposit intangibles amortization	$10,438	—	181	10,619

	Nine Months Ended September 30, 2006
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$142,162	118	(2,899)	139,381
Provision for loan losses	6,360	—	—	6,360

Net interest income (expense) after provision	135,802	118	(2,899)	133,021
Noninterest income:
External sources	49,657	11,638	418	61,713
Internal sources	—	10,069	(10,069)	—

Total noninterest income	49,657	21,707	(9,651)	61,713
Noninterest expense	107,149	16,787	(4,569)	119,367

Income (loss) before income taxes	78,310	5,038	(7,981)	75,367
Income tax expense (benefit)	27,638	1,992	(3,280)	26,350

Net income (loss)	$50,672	3,046	(4,701)	49,017

Depreciation and core deposit intangibles amortization	$10,526	—	184	10,710

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
EXECUTIVE OVERVIEW
     Net income increased $2.5 million, or 14.9%, to $19.2 million, or $2.32 per diluted share, for the quarter ended September 30, 2007 as compared to $16.7 million, or $2.02 per diluted share, for the same period in 2006. During the nine months ended September 30, 2007, net income increased $4.4 million, or 8.9%, to $53.4 million, or $6.39 per diluted share, as compared to $49.0 million, or $5.92 per diluted share, for the same period in the prior year. Net interest income, on a fully taxable-equivalent or FTE basis, for the three and nine months ended September 30, 2007, increased 6.3%, as compared to the same periods in 2006, due to organic growth in average earning assets, primarily loans. Average earning assets grew 5.7% during the three months ended September 30, 2007, as compared to the same period in 2006, and 6.8% during the nine months ended September 30, 2007, as compared to the same period in 2006. Average earning assets also comprised a larger percentage of total assets during the three and nine month periods ended September 30, 2007, as compared to the same periods in the prior year. Income for the nine months ended September 30, 2007 was positively impacted by a non-recurring technology services contract termination fee of $2.0 million and a non-recurring gain on the conversion and subsequent sale of MasterCard stock of $737 thousand recorded during third quarter 2007, and a $986 thousand gain on the sale of mortgage servicing rights recorded during first quarter 2007. These gains were partially offset by higher salaries, wages and benefits expenses; and, higher occupancy costs resulting from increased depreciation due to an adjustment of the expected useful life of one building and related leasehold improvements and increases in maintenance expenses. Excluding the effect of non-recurring income described above, net income increased $790 thousand, or 4.7%, for the quarter ended September 30, 200, as compared to the same period in 2006, and $2.0 million, or 4.1%, for the nine months ended September 30, 2006 as compared to the same period in 2006.
     On September 18, 2007, we entered into an agreement with First Western Bancorp, Inc. to acquire 100% of the outstanding stock of its banking and data servicing subsidiaries. Consideration for the acquisition of approximately $251 million will consist of 5,000 shares of newly issued 6.75% noncumulative redeemable preferred stock with an aggregate face value of $50 million and the balance in cash. The purchase price is subject to certain capital, financing and other adjustments to be determined as of the close of business on the last day of the calendar month preceding the closing date of the transaction. We expect the transaction to close during first quarter 2008. The cash portion of the purchase price will be funded through available cash on hand of approximately $50 million and the issuance of approximately $151 million of debt securities, which may include senior notes, subordinated debentures, trust preferred securities or a combination thereof. The entities to be acquired operate 18 branch banking offices in twelve communities in western South Dakota, and are expected to have total combined assets at the date of closing of approximately $1 billion.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$3,523,170	71,166	8.01%	$3,272,203	64,845	7.86%
Investment securities (1)	985,381	12,444	5.01	1,015,254	12,126	4.74
Federal funds sold	44,503	541	4.82	23,588	336	5.65
Interest bearing deposits in banks	13,228	158	4.74	5,288	56	4.20

Total interest earning assets	4,566,282	84,309	7.33%	4,316,333	77,363	7.11%

Noninterest earning assets	422,553			451,266

Total assets	$4,988,835			$4,767,599

Interest earning liabilities:
Demand deposits	$1,018,391	6,320	2.46%	852,222	4,384	2.04%
Savings deposits	987,703	6,765	2.72	836,409	4,570	2.17
Time deposits	1,116,935	13,373	4.75	1,017,549	10,586	4.13
Federal funds purchased	15,365	199	5.14	63,727	852	5.30
Borrowings (2)	470,277	4,544	3.83	662,144	6,984	4.18
Long-term debt	5,636	79	5.56	29,247	322	4.37
Subordinated debenture	41,238	1,191	11.46	41,238	916	8.81

Total interest earning liabilities	3,655,545	32,471	3.52%	3,502,536	28,614	3.24%

Noninterest bearing deposits	858,292			852,144
Other noninterest bearing liabilities	49,522			43,939
Stockholders’ equity	425,476			368,980

Total liabilities and stockholders’ equity	$4,988,835			$4,767,599

Net FTE interest		$51,838			$48,749
Less FTE adjustments		(995)			(947)

Net interest income from consolidated statements of income		$50,843			$47,802

Interest rate spread			3.81%			3.87%

Net FTE yield on interest earning assets (3)			4.50%			4.48%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$3,421,432	204,832	8.00%	$3,173,966	181,134	7.63%
Investment securities (1)	1,000,762	37,111	4.93	1,003,676	34,786	4.63
Federal funds sold	80,701	3,201	5.30	44,281	1,620	4.89
Interest bearing deposits in banks	15,918	660	5.54	7,361	227	4.12

Total interest earning assets	4,518,813	245,804	7.27%	4,229,284	217,767	6.88%

Noninterest earning assets	422,120			443,229

Total assets	$4,940,933			$4,672,513

Interest earning liabilities:
Demand deposits	$998,903	18,288	2.45%	$830,400	10,734	1.73%
Savings deposits	920,855	17,941	2.60	856,586	12,673	1.98
Time deposits	1,091,044	38,113	4.67	994,582	28,248	3.84
Federal funds purchased	6,791	263	5.18	36,761	1,434	5.22
Borrowings (2)	559,132	16,694	3.99	633,338	18,536	3.91
Long-term debt	10,550	348	4.41	46,211	1,362	3.94
Subordinated debenture	41,238	2,972	9.64	41,238	2,575	8.35

Total interest earning liabilities	3,628,513	94,619	3.49%	3,439,116	75,562	2.94%

Noninterest bearing deposits	840,968			827,505
Other noninterest bearing liabilities	50,839			42,850
Stockholders’ equity	420,613			363,042

Total liabilities and stockholders’ equity	$4,940,933			$4,672,513

Net FTE interest		$151,185			$142,205
Less FTE adjustments		(3,020)			(2,824)

Net interest income from consolidated statements of income		148,165			139,381

Interest rate spread			3.78%			3.94%

Net FTE yield on interest earning assets (3)			4.47%			4.50%

(1)	Interest income and average rates for tax exempt loans and securities are presented on FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     FTE net interest income increased $3.1 million, or 6.3%, to $51.8 million for the three months ended September 30, 2007 as compared to $48.7 million for the same period in 2006. FTE net interest income increased $9.0 million, or 6.3%, to $151.2 million for the nine months ended September 30, 2007 as compared to $142.2 million for the same period in 2006. The three and nine month period increases were due to organic growth in earning assets, primarily loans. Average earning assets grew 5.7% during the three months ended September 30, 2007, as compared to the same period in 2006. Average earning assets grew 6.8% during the nine months ended September 30, 2007, as compared to the same period in 2006. Average earnings assets also comprised a larger percentage of total assets during the three and nine month periods ended September 30, 2007, as compared to the same periods in the prior year. Although our net FTE interest margin ratio showed slight improvements during the second and third quarters of 2007, it declined 3 basis points to 4.47% for the nine months ended September 30, 2007, as compared to 4.50% for the same period in 2006 primarily due to higher funding costs.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 Compared with 2006			2007 Compared with 2006
	Volume	Rate	Net	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$4,973	1,348	6,321	14,123	9,575	23,698
Investment securities (1)	(357)	675	318	(101)	2,426	2,325
Interest bearing deposits in banks	84	18	102	264	169	433
Federal funds sold	298	(93)	205	1,332	249	1,581

Total change	4,998	1,948	6,946	15,618	12,419	28,037

Interest bearing liabiliites:
Demand deposits	855	1,081	1,936	2,178	5,376	7,554
Savings deposits	827	1,368	2,195	951	4,317	5,268
Time deposits	1,034	1,753	2,787	2,740	7,125	9,865
Federal funds purchased	(647)	(6)	(653)	(1,169)	(2)	(1,171)
Borrowings (2)	(2,024)	(416)	(2,440)	(2,172)	330	(1,842)
Long-term debt	(260)	17	(243)	(1,051)	37	(1,014)
Subordinated debenture held by subsidiary trust	—	275	275	—	397	397

Total change	(215)	4,072	3,857	1,477	17,580	19,057

Increase (decrease) in FTE net interest income	$5,213	(2,124)	3,089	14,141	(5,161)	8,980

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; wealth management revenues; and, income from the origination and sale of loans. Noninterest income increased $3.6 million, or 16.6%, to $25.4 million for the three months ended September 30, 2007 as compared to $21.8 million for the same period in 2006. Noninterest income increased $7.7 million, or 12.4%, to $69.4 million for the nine months ended September 30, 2007 as compared to $61.7 million for the same period in 2006. Significant components of these increases are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $626 thousand, or 10.9%, to $6.4 million for the three months ended September 30, 2007 as compared to $5.7 million for the same period in 2006. Other service charges, commissions and fees increased $1.7 million, or 10.1%, to $17.9 million for the nine months ended September 30, 2007 as compared to $16.3 million for the same period in 2006. The three and nine month period increases were primarily due to additional fee income from higher volumes of debit and credit card transactions.
     Technology services revenues increased $2.1 million, or 50.9%, to $6.2 million for the three months ended September 30, 2007 as compared to $4.1 million for the same period in 2006 primarily due to a $2.0 million nonrecurring contract termination fee recorded during third quarter 2007. Technology services revenues increased $3.2 million, or 27.3%, to $14.8 million for the nine months ended September 30, 2007 as compared to $11.6 million for the same period in 2006 primarily due to a nonrecurring contract termination fee and increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Income from the origination and sale of loans increased $148 thousand, or 5.2%, to $3.0 million for the three months ended September 30, 2007 as compared to $2.8 million for the same period in 2006. Income from the origination and sale of loans increased $1.2 million, or 17.0%, to $8.1 million for the nine months ended September 30, 2007 as compared to $7.0 million for the same period in 2006. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination.
     Financial services revenues, comprised principally of fees earned for the management of trust assets and brokerage revenues, increased $364 thousand, or 13.3%, to $3.1 million for the three months ended September 30, 2007 as compared to $2.7 million for the same period in 2006. Wealth management revenues increased $440 thousand, or 5.3%, to $8.7 million for the nine months ended September 30, 2007 as compared to $8.3 million for the same period in 2006. The three and nine month increases are primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust customers.
     Other income primarily includes increases in the cash surrender value of company-owned life insurance, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $423 thousand, or 23.5%, to $2.2 million during the three months ended September 30, 2007 as compared to $1.8 million for the same period in 2006 primarily due to a nonrecurring gain of $737 thousand from the conversion and subsequent sale of MasterCard stock. Other income increased $833 thousand, or 15.0%, to $6.4 million for the nine months ended September 30, 2007 as compared to $5.6 million for the same period in 2006, primarily due to a $986 thousand gain on the sale of mortgage servicing rights recorded during first quarter 2007 and a $737 thousand gain on the conversion and sale of MasterCard stock recorded during third quarter 2007. These gains were partially offset by the loss of our share of income from a minority ownership interest in an unconsolidated internet bill payment joint venture sold during fourth quarter 2006. The joint venture contributed $257 thousand of other income during the three months ended September 30, 2006 and $729 thousand of other income during the nine months ended September 30, 2006.
     Noninterest Expense. Noninterest expense increased $2.9 million, or 6.9%, to $44.6 million for the three months ended September 30, 2007 as compared to $41.7 million for the same period in 2006. Noninterest expense increased $10.6 million, or 8.9%, to $129.9 million for the nine months ended September 30, 2007 as compared to $119.4 million for the same period in 2006. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $2.2 million, or 10.0%, to $24.4 million for the three months ended September 30, 2007 as compared to $22.1 million for the same period in 2006. Salaries, wages and employee benefits expense increased $7.5 million, or 11.6%, to $72.5 million for the nine months ended September 30, 2007 as compared to $65.0 million for the same period in 2006. The three and nine month period increases were primarily due to inflationary wage increases, higher staffing levels, higher incentive bonus and profit sharing accruals and increases in group medical insurance costs.
     Occupancy expense increased $671 thousand, or 20.6%, to $3.9 million for the three months ended September 30, 2007 as compared to $3.3 million for the same period in 2006. Occupancy expense increased $1.2 million, or 12.0%, to $11.1 million for the nine months ended September 30, 2007 as compared to $9.9 million for the same period in 2006. The three and nine month period increases were primarily due to higher depreciation expense resulting from adjustment of the useful life of one building and related leasehold improvements.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $104 thousand, or 10.9%, to $1.1 million for the three months ended September 30, 2007 as compared to $955 thousand for the same period in 2006. Mortgage servicing rights amortization increased $407 thousand, or 13.9%, to $3.3 million for the nine months ended September 30, 2007 as compared to $2.9 million for the same period in 2006.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded mortgage servicing rights impairment of $95 thousand during the three months ended September 30, 2007 as compared to $654 thousand during the same period in 2006. For the nine months ended September 30, 2007, we recorded mortgage servicing rights impairment of $211 thousand as compared to $266 thousand during the same period in 2006.
     Income Tax Expense. Our effective federal income tax rate was 31.0% for the nine months ended September 30, 2007 and 30.9% for the nine months ended September 30, 2006. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. Our effective state tax rate was 3.9% for the nine months ended September 30, 2007 and 4.1% for the nine months ended September 30, 2006.

OPERATING SEGMENT RESULTS
     Our primary operating segment is Community Banking. The Community Banking segment represented over 90% of our combined revenues and income during the three and nine months ended September 30, 2007 and 2006, and our consolidated assets as of September 30, 2007 and December 31, 2006.
     The following table summarizes net income (loss) for each of our operating segments:
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Community banking	$19,333	17,585	55,300	50,672
Technology services	1,760	769	3,348	3,046
Other	(1,844)	(1,608)	(5,278)	(4,701)

Total	19,249	16,746	53,370	49,017

     Net income from the Community Banking operating segment increased $1.7 million, or 9.9%, to $19.3 million for the three months ended September 30, 2007 as compared to $17.6 million for the same period in 2006. Net income from the Community Banking operating segment increased $4.6 million, or 9.1%, to $55.3 million for the nine months ended September 30, 2007 as compared to $50.7 million for the same period in 2006. Significant components of these increases are discussed in “Results of Operations” included herein.
     Net income from the Technology Services operating segment increased $991 thousand, or 128.9%, to $1.8 million for the three months ended September 30, 2007 as compared to $769 thousand for the same period in 2006. Net income from the Technology Services operating segment increased $302 thousand, or 9.9%, to $3.3 million for the nine months ended September 30, 2007 as compared to $3.0 million for the same period in 2006. The three and nine month period increases were primarily due to a nonrecurring contract termination fee of $2.0 million recorded during third quarter 2007. This fee was partially offset by increased salaries, wages and employees benefits expenses resulting from an internal reorganization of the technology subsidiary and the addition of staff to reinforce our commitment to customer service.
FINANCIAL CONDITION
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve.
     The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Real estate loans:
Residential	$419,521	$402,469
Agricultural	138,394	137,659
Commercial	1,002,770	937,694
Construction	663,415	579,603
Mortgage loans originated for sale	26,242	25,360

Total real estate loans	2,250,342	2,082,785

Consumer:
Indirect consumer loans	376,088	370,016
Credit card loans	66,610	60,569
Other consumer loans	179,008	175,273

Total consumer loans	621,706	605,858

Commercial	565,746	542,325
Agricultural	85,564	76,644
Other loans, including overdrafts	4,750	2,751

Total loans	$3,528,108	$3,310,363

     Total loans increased $218 million, or 6.6%, to $3,528 million as of September 30, 2007 from $3,310 million as of December 31, 2006. The most significant growth occurred in commercial, commercial real estate and construction loans. Management attributes this growth to generally favorable economic conditions and expansion in our existing market areas and an increase in overall borrowing activity.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $132 million, or 11.7%, to $993 million as of September 30, 2007 from $1,125 million as of December 31, 2006. This decrease occurred principally in short-term available-for-sale investment securities used as collateral for securities sold under repurchase agreements. For further information, see “Deposits” and “Repurchase Agreements” below.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2007, we had investment securities with fair values of $457 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $7 million as of September 30, 2007, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and nine month periods ended September 30, 2007 and 2006.
     Deferred Tax Asset. Deferred tax asset of $8 million as of September 30, 2007 decreased $432 thousand, or 5.2%, from $8 million as of December 31, 2006, primarily due to fluctuations in net unrealized losses on available-for-sale investment securities. This decrease was substantially offset by increases related to current year loan loss provisions which are not deductible for income tax purposes.
     Deposits. Total deposits increased $297 million, or 8.0%, to $4,005 million as of September 30, 2007 from $3,709 million as of December 31, 2006, primarily due to the introduction of a new money market cash sweep deposit product during first quarter 2007. The money market cash sweep deposit product is available to commercial customers as an alternative to traditional repurchase agreements. The money market cash sweep product allows customers’ to invest on a daily basis excess demand deposit funds into a higher yielding money market savings account held by the Bank. Customer balances invested in the money market cash sweep product are insured by the Federal Deposit Insurance Corporation up to statutory limits.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial and municipal depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $273 million, or 37.3%, to $459 million as of September 30, 2007 from $732 million as of December 31, 2006, primarily due to the introduction of the money market cash sweep product described above.
     Other Borrowed Funds. Other borrowed funds increased $2 million, or 43.4% to $8 million as of September 30, 2007 from $6 million as of December 31, 2006. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
     Long Term Debt. Long term debt decreased $16 million, or 74.5%, to $6 million as of September 30, 2007 from $22 million as of December 31, 2006 due to scheduled repayments and the maturities of a $10 million, 3.03% fixed rate Federal Home Loan Bank note in March 2007 and a $5 million, 2.83% fixed rate Federal Home Loan Bank note in April 2007.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $5 million, or 13.2%, to $31 million as of September 30, 2007, from $36 million as of December 31, 2006 primarily due to timing of corporate income tax payments.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned, or OREO.

     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Non-performing loans:
Nonaccrual loans	$29,185	18,888	15,536	14,764	15,984
Accruing loans past due 90 days or more	4,720	10,379	9,298	1,769	5,033
Restructured loans	1,034	1,044	1,056	1,060	1,056

Total non-performing loans	34,939	30,311	25,890	17,593	22,073
OREO	631	578	258	529	498

Total non-performing assets	$35,570	30,889	26,148	18,122	22,571

Non-performing assets to total loans and OREO	1.01%	0.88%	0.78%	0.55%	0.69%

     Non-performing assets increased $17 million, or 96.3%, to $36 million as of September 30, 2007, as compared to $18 million as of December 31, 2006 primarily due to higher non-accrual loans. Nonaccrual loans increased $14 million, or 97.7%, to $29 million as of September 30, 2007 from $15 million as of December 31, 2006 primarily due to the loans of four commercial real estate borrowers, all of which are adequately collateralized.
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
     The provision for loan losses decreased $154 thousand, or 7.6%, to $1.9 million for the three months ended September 30, 2007 as compared to $2.0 million for the same period in the prior year. The provision for loan losses decreased $735 thousand, or 11.6% to $5.6 million for the nine months ended September 30, 2007 as compared to $6.4 million for the same period in 2006. The allowance for loan losses was $51 million, or 1.46% of total loans, as of September 30, 2007, as compared to $47 million, or 1.43% of total loans, as of December 31, 2006.
     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Balance at beginning of period	$50,308	48,621	47,452	46,957	45,721
Provision charged to operating expense	1,875	1,875	1,875	1,401	2,029
Less loans charged off	(1,216)	(990)	(1,145)	(1,487)	(1,322)
Add back recoveries of loans previously charged off	485	802	439	581	529

Net loans charged-off	(731)	(188)	(706)	(906)	(793)

Balance at end of period	$51,452	50,308	48,621	47,452	46,957

Period end loans	$3,528,108	3,494,146	3,363,981	3,310,363	3,288,470
Average loans	3,523,170	3,418,976	3,322,149	3,208,102	3,272,203
Annualized net loans charged off to average loans	0.06%	0.05%	0.09%	0.09%	0.08%
Allowance to period end loans	1.46%	1.44%	1.45%	1.43%	1.43%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $31 million, or 7.5%, to $441 million as of September 30, 2007 from $410 million as of December 31, 2006 primarily due to retention of earnings. We paid aggregate cash dividends to stockholders of $19.0 million during the nine months ended September 30, 2007, including a special dividend of $3.4 million, or $0.41 per share, paid in January 2007. As of September 30, 2007 and December 31, 2006, we exceeded the “well-capitalized” requirements established by the federal banking agencies.
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
     Other sources of liquidity are available should they be needed to fund acquisition or for other needs. These sources include the drawing of additional funds on our unsecured revolving term loan, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt, the issuance of trust preferred securities, and the issuance of preferred or common equity securities. The Bank also can borrow through the Federal Reserve’s discount window.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift gradually up or down 2%. As of September 30, 2007, our income simulation model predicted net interest income would increase less than 0.1%, assuming a gradual 2% increase in short-term market interest rates and gradual 1.0% increase in long-term interest rates. This scenario predicts our funding sources will reprice in tandem with our interest earning assets and net interest margin will be only marginally affected. Conversely, assuming a gradual 2% decrease in short-term market interest rates and gradual 1.0% decrease in long-term interest rates, our income simulation model predicted net interest income would decrease $1.8 million, or 0.9%. This scenario predicts that interest rates on non-maturing demand and savings deposits will not decrease in direct proportion to a simulated downward shift in interest rates, thereby reducing interest rate spread and net interest margin.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of September 30, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4T.
CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2007, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007, were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
     There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, such controls.
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
Item 1A. Risk Factors
     In addition to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified the following factors to be considered in evaluating us, our business and an investment in our securities.
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
     Robert A. Jones, our Executive Vice President and Chief Administration Officer, has announced his intention to retire effective January 2, 2008. We believe we have in place a transition plan that will minimize any potential business disruption that may result from Mr. Jones’ retirement. In light of Mr. Jones’ retirement and the pending acquisition of the banking and data services subsidiaries of First Western Bancorp, Inc., we are amending the following operational risk factor presented in Item 1A of our Annual Report on Form 10-K in its entirety as follows:
We may encounter unforeseen difficulties executing our business strategy, including unanticipated integration problems, business disruption in connection with expansions and loss of key personnel.
     Our financial performance and profitability will depend on our ability to execute our business strategy and manage our anticipated future growth. We may experience unforeseen problems as we integrate new banking offices and expand into new markets, including the pending acquisition of the banking and data servicing subsidiaries of First Western Bancorp, Inc. In addition, the pending First Western acquisition and any other future acquisitions or other future growth may present operating and other problems that could negatively affect our business. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our Strategic Vision. Decisions to sell or close units or otherwise change the business mix may adversely impact our financial performance.
     Our success depends to a significant extent on the management skills of our existing executive officers and directors, many of whom have held officer and director positions with us for many years. The loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, or Edward Garding, Executive Vice President and Chief Credit Officer, could harm our ability to operate our business or execute our business strategy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2007.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

July 2007	38,218	$89.00	0	Not Applicable
August 2007	39,495	87.33	0	Not Applicable
September 2007	2,587	86.75	0	Not Applicable

Total	80,300	$88.18	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of September 30, 2007, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Not applicable or required.
Item 6. Exhibits

3.1(1)	Restated Articles of Incorporation dated February 27, 1986

3.2(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(2)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(6)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(4)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(1)	Shareholder’s Agreement for non-Scott family members

4.3(12)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.4(14)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.5(9)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.6(9)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

4.7(15)	Junior Subordinated Indenture dated March 26, 2003 entered into between First Interstate and U.S. Bank National Association, as Debenture Trustee

4.8(15)	Certificate of Trust of First Interstate Statutory Trust dated as March 11, 2003

4.10(15)	Amended and Restated Trust Declaration of First Interstate Statutory Trust

4.11(15)	Form of Capital Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.12(15)	Form of Common Security Certificate of First Interstate Statutory Trust (included as an exhibit to Exhibit 4.10)

4.13(15)	Guarantee Agreement between First Interstate BancSystem, Inc. and U.S. Bank National Association

10.1(19)	Credit Agreement dated June 30, 2005, between First Interstate BancSystem, Inc., as borrower, and Wells Fargo Bank, N.A.

10.2(19)	Revolving Line of Credit Note dated June 30, 2005 between First Interstate BancSystem, Inc. and Wells Fargo Bank, N.A.

10.4(2)	Note Purchase Agreement dated August 30, 1996, between First Interstate BancSystem, Inc. and the Montana Board of Investments

10.5(1)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.7(1)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.8(8) †	2001 Stock Option Plan

10.9(16)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.10(3)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.12(10)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.13(10)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.14(7)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.15(12)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.16(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.17(17)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award – Notice of Restricted Stock Award

10.18(21)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.19(22)	Stock Purchase Agreement by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc.

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 33-84540.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-25633.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-3250.

(5)	Incorporated by reference to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, No. 33-84540.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-37847.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 8, No. 333-106495.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 8, No. 333-69490.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Form 10 -K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10 – Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 – Q for the quarter ended June 30, 2004.

(18)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(19)	Incorporated by reference to Registrant’s Form 8 -K dated June 30, 2005.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders held May 5, 2006.

(22)	Incorporated by reference to Registrant’s Form 8-K dated September 18, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date October 29, 2007	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date October 29, 2007	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer