Form 10-K
period 2007-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2008-03-17
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007, or

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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock without par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The registrant’s common stock is not publicly traded, and there is no established trading market for its stock. Therefore, the aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $0.
The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 7,885,638.
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 9, 2008. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I
Item 1. Business
     The disclosures set forth in this report are qualified by Item 1A. Risk Factors included herein and the section captioned “Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
     References to “we,” “our,” and “us” in this report, mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to “Bank” or “Banks” in this report, we mean First Interstate Bank, our only bank subsidiary as of December 31, 2007, and First Western Bank and The First Western Bank Sturgis, bank subsidiaries acquired in January 2008. When we refer to the “South Dakota Banks” in this report, we mean First Western Bank and The First Western Bank Sturgis.
     First Interstate BancSystem, Inc. is a financial and bank holding company incorporated in 1971 and headquartered in Billings, Montana. As of February 29, 2008, we had consolidated assets of $6.2 billion, deposits of $4.8 billion and total stockholders’ equity of $671 million. Our wholly-owned bank subsidiaries, First Interstate Bank, First Western Bank and The First Western Bank Sturgis, have 69 banking offices in 42 Montana, Wyoming and South Dakota communities. Through the Banks, we deliver a comprehensive range of banking products and services, including demand and savings deposits; commercial, consumer, agricultural and real estate loans; mortgage loan servicing; and, trust, employee benefit, investment and insurance services. We serve individuals, businesses, municipalities and other entities throughout our market areas.
     Through i_Tech Corporation and First Western Data, Inc., wholly-owned nonbank subsidiaries, collectively referred to in this report as i_Tech, we provide data technology support services to affiliated and non-affiliated customers in Montana, Wyoming, South Dakota and nine additional states. i_Tech also provides processing support for 2,183 ATM locations in 39 states. We have various other consolidated nonbank subsidiaries that are not significant to the consolidated entity.
     We derive our income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. We also derive income from noninterest sources such as fees received in connection with various banking and financial related services. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense. We serve a wide variety of industries including, among others, agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services.
     We are the licensee under a perpetual trademark license agreement granting us an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states.
Strategic Vision
     The financial services industry continues to experience change with respect to regulatory matters, consolidation, consumer needs and economic and market conditions. We believe we can best address this changing environment through our “Strategic Vision.” Our Strategic Vision is to maintain and enhance our leadership in the financial and social fabrics of the communities we serve through a commitment to customer satisfaction, innovative management, employee development and community involvement.
     Our operating objectives include growing internally and expanding into new and complementary markets when appropriate opportunities arise. In recent years, our profitability, market share and asset size have been enhanced principally through organic loan and deposit growth in the market areas served by our existing banking offices. We recently expanded our markets into western South Dakota through the acquisition described below.
First Western Acquisition
     On January 10, 2008, we completed the acquisition of all of the outstanding stock of The First Western Bank Sturgis, Sturgis, South Dakota, First Western Bank, Wall, South Dakota, and First Western Data, Inc., a South Dakota corporation, from Christen Group, Inc., formerly known as First Western Bancorp, Inc. The acquired entities operate eighteen banking offices in twelve western South Dakota communities. As of the date of acquisition, the acquired entities had combined total assets of approximately $908 million, combined total loans of approximately $729 million and combined total deposits of approximately $810 million. Consideration for the acquisition of $248 million consisted of cash of $198 million and 5,000 shares of newly issued 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock, with an aggregate value of $50 million.
     The cash portion of the purchase price was funded with available cash of $39 million and debt financing of $159 million. Debt financing transactions included the sale of $80 million of 30-year floating rate mandatorily redeemable trust preferred securities, or Trust Preferred Securities, advances of $59 million on variable rate term and revolving notes pursuant to a syndicated credit agreement secured by all of the outstanding stock of First Interstate Bank and $20 million of unsecured subordinated term debt.
     For additional information regarding acquisition financing, including the issuance of Series A Preferred Stock and debt financing transactions, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Description of Our Capital Stock – Preferred Stock” included in Part II, Item 5, “Managements’ Discussion and Analysis – Financial Condition – Long-Term Debt” included in Part II, Item 7 and “Notes to Consolidated Financial Statements – Subsequent Events” and “Notes to Consolidated Financial Statements – Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
Unconsolidated Subsidiaries
     Our unconsolidated subsidiaries include First Interstate Statutory Trust or FIST; FI Statutory Trust I, or Trust I; FI Capital Trust II, or Trust II; FI Statutory Trust III, or Trust III; FI Capital Trust IV, or Trust IV; FI Statutory Trust V, or Trust V; and, FI Statutory Trust VI, or Trust VI. These wholly-owned business trusts were created for the exclusive purpose of issuing trust preferred securities and using the proceeds to purchase junior subordinated debentures issued by us. Trust I, Trust II, Trust III and Trust IV were formed in 2007, and Trust V and Trust VI were formed in 2008 to partially fund the First Western acquisition described above.
Operating Segments
     Our business consists of two reportable operating segments, community banking and technology services. Financial information and analysis of our reportable operating segments is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Segment Results” included in Part II, Item 7 of this report and in “Notes to Consolidated Financial Statements – Segment Reporting” included in Part IV, Item 15 of this report.
Community Banking
     Our principal operating segment, community banking, encompasses commercial and consumer banking services provided through our Banks, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and, trust, employee benefit, investment and insurance services. We believe the communities we serve provide a stable core deposit and funding base, and are economically diversified across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services. Our community banking philosophy emphasizes providing customers with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through community service activities. We grant our banking offices significant autonomy in delivering and pricing products in response to local market considerations and customer needs. This autonomy enables our banking offices to remain competitive and enhances their relationships with the customers they serve. We also emphasize accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market levels. We believe this combination of autonomy and accountability allows our banking offices to provide personalized customer service while remaining attentive to financial performance. Our profitability, market share and asset size have been enhanced in recent years principally through organic loan and deposit growth in market areas served by our existing banking offices.
Lending Activities
     We offer short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. These credit policies establish lending guidelines based on the experience and authority levels of the personnel located in each banking office and market. The policies also establish thresholds at which loan requests must be recommended by our credit committee and/or approved by the Banks’ boards of directors. While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of autonomy in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.

Deposit Products
     We offer traditional depository products including checking, savings and time deposits. Deposits at the Banks are insured by the Federal Deposit Insurance Corporation, or FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Banks to our customers under an agreement to repurchase the investment securities at a specified time or on demand. The Banks do not, however, physically transfer the investment securities. All outstanding repurchase agreements are due in one business day.
Wealth Management
     We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and, insurance planning. The estimated fair value of trust assets held in a fiduciary or agent capacity is in excess of $3 billion.
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
Competition
     Commercial banking is highly competitive. We compete with other financial institutions located in Montana, Wyoming, South Dakota and adjoining states for deposits, loans and trust, employee benefit, investment and insurance accounts. We also compete with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits and the availability and pricing of trust, employee benefit, investment and insurance services.
Technology Services
     The technology services operating segment encompasses services provided by i_Tech to affiliated and non-affiliated customers, including core application data processing; ATM and debit card processing; item proof and capture; wide area network services and system support; and, processing support for a network of ATM locations.
     i_Tech provides centralized technology support services to the Banks, including system support of the general ledger, investment security, loan, deposit, web banking, document imaging, management reporting and cash management systems. i_Tech also manages our wide-area network and the ATM network used by the Banks and provides item proof and capture services. These technology services are performed through the use of computer hardware owned by the Banks and leased to i_Tech and software licensed by i_Tech.
     While historically the data technology services industry has been highly decentralized, there is an accelerating trend toward consolidation resulting in fewer companies competing over larger geographic regions. i_Tech’s competitors vary in size and include national and regional operations. i_Tech generally competes on the basis of customer service, price, product offering, reliability and available technology.

Employees
     At February 29, 2008, we employed 1,858 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.
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
     As a bank and financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956 and to supervision, regulation and regular examination by the Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 as administered by the Securities and Exchange Commission, or SEC.
     First Interstate Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Department of Administration, Division of Banking and Financial Institutions, and, with respect to its activities in Wyoming, the State of Wyoming, Department of Audit. The South Dakota Banks are subject to supervision and regular examination by their primary banking regulators, the Federal Reserve and the South Dakota Department of Revenue & Regulation, Division of Banking. Each of the South Dakota Banks became members of the Federal Reserve System in February 2008. Prior to becoming members, the South Dakota Banks’ primary federal regulator was the FDIC.
     Each of the Banks’ deposits are insured by the deposit insurance fund of the FDIC in the manner and to the extent provided by law. The Banks are subject to the Federal Deposit Insurance Act, or FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.
     The extensive regulation of the Banks limits both the activities in which the Banks may engage and the conduct of their permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Banks. The Banks each incur significant costs relating to compliance with the various laws and regulations and the collection and retention of information.
Financial Holding Company
           As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also claim that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the bank holding company does not have the resources to provide it.
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
     We may engage in authorized financial activities, such as providing investment services, provided that we remain a financial holding company and meet certain regulatory standards of being “well-capitalized” and “well-managed.” If we fail to meet the “well-capitalized” or “well-managed” regulatory standards, we may be required to cease our financial holding company activities or, in certain circumstances, to divest of the Banks. We do not currently engage in significant financial holding company businesses or activities not otherwise permitted to bank holding companies generally. Should we engage in certain financial activities currently authorized to financial holding companies, we may become subject to additional laws, regulations, supervision and examination by regulatory agencies.

Restrictions on Transfers of Funds to Us and the Banks
     Dividends from the Banks are the primary source of funds for the payment of our expenses of operating and for the payment of dividends to our shareholders. The Banks are limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Banks are limited, without the prior consent of their primary state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years. In addition, the South Dakota Banks are limited under South Dakota law to declaring dividends not more frequently than once each calendar quarter.
     A state or federal banking regulator may impose, by regulatory order or agreement of a Bank, specific dividend limitations or prohibitions in certain circumstances. The Banks are not currently subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, Bank dividends are limited by covenants in our debt instruments.
     In addition, the Banks may not lend funds to, or otherwise extend credit to or for our benefit or the benefit of our affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. Federal Reserve Regulation W and relevant federal statutes, among other things, impose significant additional limitations on transactions in which the Banks may engage with us, with each other, or with other affiliates.
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
       The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. These tiers are:
•	Core Capital (tier 1). Tier 1 capital includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include up to a limit of 25% of cumulative preferred stock in their tier 1 capital.

•	Supplementary Capital (tier 2). Tier 2 capital includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations.
       Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt.
     We, like other bank holding companies, currently are required to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. The Banks, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action it’s tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us or the Banks.

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
     Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Our regulatory capital ratios and those of the Banks are in excess of the levels established for “well-capitalized” institutions. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
Safety and Soundness Standards and Other Enforcement Mechanisms
     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act, or FIDICIA. These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.
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

Deposit Insurance
     Deposits in the Banks are insured by the FDIC in accordance with the FDIA. Insurance premiums are assessed semiannually by the FDIC at a level sufficient to maintain the insurance reserves required under the FDIA and relevant regulations. In 2006, the FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based upon risk assessment criteria, including relevant capital levels, results of bank examinations by state and federal regulators and other information. An institution’s assessment rate depends upon the risk category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other risk categories, Risk Category I contains further risk assessment based on the FDIC’s analysis of financial ratios, examination component ratios and certain other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points of assessable deposits for institutions in Risk Category I to 43 basis points of assessable deposits for the riskiest institutions (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment. The Banks currently are each assessed the most favorable deposit insurance premiums under the risk-based premium system.
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
     The Banks are subject to a variety of federal and state laws and reporting obligations aimed at protecting consumers including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Community Reinvestment Act, or CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising our other activities or in authorizing expansion activities.
     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” First Interstate Bank received an “outstanding” rating and the South Dakota Banks each received a “satisfactory” rating on their most recent published examinations. Although each Banks’ policies and procedures are designed to achieve compliance with all fair lending and CRA laws, instances of non-compliance are occasionally identified through normal operational activities. Management responds proactively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.

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
Effect of Economic Conditions, Government Policies and Legislation
     Banking depends on interest rate differentials. In general, the difference between the interest rate paid by each Bank on deposits and borrowings and the interest rate received by the Bank on loans extended to customers and on investment securities comprises a major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and potential growth of the Banks are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.
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
     From time to time, legislation is enacted which has the effect of imposing additional operating restrictions and increasing the cost of doing business, as has been the case with relatively recent laws regarding anti-terrorism and consumer privacy. New legislation may also limit or expand permissible activities or affect the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the Montana, Wyoming and South Dakota legislatures and before various bank regulatory and other professional agencies. The likelihood of major legislative changes and the impact such changes might have on us are impossible to predict.
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
     We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending. Our credit administration function employs risk management techniques designed to ensure that loans adhere to corporate policy and problem loans are promptly identified. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying our credit portfolio. These procedures provide us with the information to implement policy adjustments where necessary and to take proactive corrective actions. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses.
     Our concentrations of real estate loans could subject us to increased risks in the event real estate values decline due to an economic downturn, a deterioration in the real estate markets or other causes.
     At February 29, 2008, we had approximately $2.8 billion of commercial, agricultural, construction, residential and other real estate loans representing approximately 65% of our total loan portfolio. An economic downturn or a deterioration in the real estate markets could have an adverse effect on the collateral value for many of our loans and could affect the repayment ability of many of our borrowers. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our results of operations. A significant decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.
     Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
     Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. At February 29, 2008, we had approximately $2.0 billion of commercial loans, including commercial real estate loans, representing approximately 46% of our total loan portfolio.
     Our loans and deposits are focused in Montana, Wyoming and South Dakota. Adverse economic conditions in these states could adversely impact our results from operations, cash flows and financial condition.
     Our customers with loan and/or deposit balances are located predominantly in Montana, Wyoming and South Dakota. Because of the concentration of loans and deposits in these states, in the event of adverse economic conditions in Montana, Wyoming or South Dakota, we could experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions, including inflation, recession and unemployment, and other factors, such as political or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our results of operations, cash flows and financial condition.
     If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectibility of our loan portfolio and provides an allowance for loan losses. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our results of operations and financial condition could be significantly and adversely affected.

     As of February 29, 2008, our allowance for loan losses was $68 million which represented 1.57% of total outstanding loans. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our results of operations and financial condition.
(2) Market Risks:
     Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services and harm our results of operations and cash flows.
     Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including mortgage servicing rights, (iii) our ability to realize gains on the sale of assets and (iv) the average duration of our mortgage-backed investment securities portfolio. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights asset faster, which would accelerate expense and lower our earnings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our results of operations, cash flows and financial condition.
(3) Liquidity Risks:
     We may not be able to meet the cash flow requirements of our depositors and borrowers unless we obtain sufficient liquidity.
     Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. We regularly monitor our overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Potential alternative sources of liquidity include Federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. We believe there are other sources of liquidity available to us should they be needed. These sources include the drawing of additional funds on our revolving term loan, the sale of loans, the ability to acquire national market, non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt securities, and the issuance of equity securities. We may also be able to borrow through the Federal Reserve’s discount window. Without sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers.

     Dividends from our subsidiaries account for most of our revenue. The inability of our subsidiaries to pay dividends due to legal or regulatory limitations could adversely affect our liquidity and operations and our ability to service debt, redeem stock and pay dividends.
       We are a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from management fees and dividends paid by our subsidiaries. These dividends are our principal source of funds to pay dividends on our stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our subsidiary banks and certain nonbank subsidiaries may pay. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and operations and our ability to service debt, redeem stock and pay dividends.
     The Federal Reserve, the State of Montana, Division of Banking and Financial Institutions, and the State of South Dakota, Department of Revenue & Regulation, Division of Banking, are the primary regulatory agencies that examine us and our activities. Under certain circumstances, including any determination that the activities of the Bank constitute an unsafe and unsound banking practice, the regulatory agencies have the authority by statute to restrict the Bank’s ability to transfer assets and make distributions to us as the holding company. Under applicable statutes and regulations, dividends may be paid out of current or retained net profits, but prior approval of the regulatory agencies is required for the payment of a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for the year combined with its undistributed net profits for the two preceding years.
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of regulatory guidelines. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.
     Failure to meet our debt covenants could result in our debt becoming immediately due and payable, which could adversely impact our results from operations, cash flows and financial condition.
     In conjunction with the First Western acquisition, we incurred debt of $159 million payable to various lenders under various debt agreements. The debt agreements contain covenants that, among other things, establish minimum capital and financial performance ratios, and place restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amount of dividends payable to shareholders. Failure to comply with the debt covenants could result in the debt becoming immediately due and payable and the subsequent liquidation of our assets in satisfaction of the debt.
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
     We may become liable for environmental remediation and other costs on repossessed properties, which could adversely impact our results of operations, cash flows and financial condition.
     A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. If hazardous or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure actions on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our results of operations, cash flows and financial condition.

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
     We depend heavily upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. Our wholly-owned subsidiary, i_Tech, provides technology services to the Banks and other non-affiliated customers. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and we could be exposed to claims from customers and related legal actions. Any of these results could harm our business.
     We may not effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our results of operations, cash flows and financial condition.
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
     We may encounter unforeseen difficulties in combining First Western operations with our own operations, including unanticipated integration problems, business disruptions and dilution of shareholder value.
     The acquisition of First Western exposes us to various risks commonly associated with acquisitions, including, among other things, (i) potential exposure to unknown or contingent liabilities of the acquired entity; (ii) exposure to potential asset quality issues of the acquired entity; (iii) difficulty and expense associated with integration of the operations and personnel of the acquired entity; (iv) potential disruption of our business; (v) potential diversion of the management team’s time and attention from the our existing operations; and (vi) the possible loss of key employees or customers of the acquired entity.
     The First Western acquisition involved the payment of a premium over book and market values, which could result in dilution of our tangible book value and net income per common share. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the First Western acquisition, or the impairment of goodwill recognized in connection with the First Western acquisition, could have a material adverse effect on our results of operations, cash flows and financial condition.

     We are dependent upon the services of our management team.
     Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, or Edward Garding, Executive Vice President and Chief Credit Officer, could harm our ability to operate our business or execute our business strategy.
     We may not be able to attract and retain qualified employees to operate our business effectively and low unemployment rates may increase our labor costs.
     There is substantial competition for qualified personnel in our markets. Current low unemployment rates in Montana, Wyoming, South Dakota and the surrounding region may increase labor costs and make it difficult to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, low unemployment rates may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees.
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
     Indemnification obligations arising from our membership in Visa USA could adversely impact our results of operations, cash flows and financial condition.
     We are a member of Visa USA, Inc. for issuance and processing of its card transactions. As a member, we have an obligation to indemnify Visa USA under its bylaws and to indemnify Visa, Inc. under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation disclosed in Visa’s public filings with the SEC based on our membership proportion of 0.02448%. We are not a party to the lawsuits brought against Visa USA. Visa USA is currently undergoing a restructuring and initial public offering, or IPO, that is expected to occur in the first half of 2008. In connection with the restructuring and IPO, Visa USA members are expected to receive shares in Visa, Inc. in exchange for their membership interest. A portion of these shares allocated to Visa USA members is expected to be withheld to cover the costs associated with the covered litigation described above whereby Visa USA members would not be required to make any cash payments to settle indemnification obligations. There can be no assurance that the restructuring or IPO of Visa will be successful or that the shares of Visa allocated to us will have sufficient value to cover our indemnification obligations. If the restructuring or IPO of Visa is unsuccessful or if the shares of Visa allocated to us are insufficient to cover our indemnification obligations, we may be exposed to significant financial liability. Such results could adversely impact our results of operations, cash flows and financial condition.
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
     The Federal Reserve may require us to commit capital resources to support the Banks.
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

     Shares of our common stock are subject to contractual transfer restrictions.
     With respect to our outstanding common stock, approximately 91% of the shares are subject to contractual transfer restrictions set forth in shareholder agreements. Except as described below, purchasers of our common stock are required to enter into shareholder agreements. We have a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal. Additionally, restricted stock held by our officers, directors and employees may be called by us under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is negotiated between the shareholder and a prospective buyer, which may vary substantially from our appraised minority value.
     Shares of our stock held by participants in the savings and profit sharing plan, or Savings Plan, established for our employees are not subject to contractual transfer restrictions set forth in shareholder agreements. Since the Savings Plan does not allow distributions “in kind,” distributions from participants’ Savings Plan accounts require First Interstate Bank, as trustee for the Savings Plan, to sell our stock. In the event we do not elect to purchase the unrestricted stock, the Bank will be obligated to seek alternative purchasers.
     We have no obligation to repurchase outstanding shares of common stock and we are subject to limitations on the amount of common stock we may repurchase.
     We have no obligation, by contract, policy or otherwise, to purchase restricted or unrestricted shares of our common stock. Futhermore, our debt covenants limit the repurchase of common shares, net of proceeds from the sale of capital securities, to a percentage of our consolidated net worth as of the end of the immediately preceding fiscal year. These covenants, unless amended or waived, restrict us in the number of shares we may repurchase from existing shareholders, thereby limiting the future liquidity for such shares.
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
     We are subject to limitations on the amount of dividends we may pay to our shareholders.
     Although we have historically paid dividends to our shareholders, we have no obligation to do so. Our debt covenants, unless amended or waived, limit the payment of dividends to our shareholders to a percentage of our consolidated net income for the immediately preceding fiscal year.
     Existing shareholders will be diluted by future issuances of common or preferred stock, and the valuation of our common stock could decrease.
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
     The directors and executive officers beneficially own approximately 51% of our outstanding common stock. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 77% of our common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of our business, including transactions involving dividends, stock repurchases, and any potential acquisition, merger or other business combination.

Item 1B. Unresolved Staff Comments
     We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act. We have not received any written comments from the SEC staff regarding our periodic or current reports filed under the Exchange Act.
Item 2. Properties
     Our principal executive offices and a banking office are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 104,065 square feet of office space in the building. We also lease approximately 24,368 square feet of office space for our operations center, also located in Billings, Montana, and an aggregate of approximately 73,274 square feet of office space in Montana, Colorado, Idaho, Iowa, Nebraska and Oregon for our technology services subsidiary. We provide banking services at 68 additional locations in Montana, Wyoming and South Dakota, of which 17 properties are leased from independent third parties and 51 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
Item 3. Legal Proceedings
     In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of these matters to have a material adverse effect on our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Description of Our Capital Stock
     Our authorized capital stock consists of 20,000,000 shares of common stock without par value, of which 7,885,638 shares were outstanding as of February 29, 2008, and 100,000 shares of preferred stock without par value, of which 5,000 shares have been designated as 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock. As of February 29, 2008, all 5,000 shares of authorized Series A Preferred Stock were outstanding.
Preferred Stock
     Our board of directors is authorized, without approval of the holders of common stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. Our board of directors may cause us to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of the common stock or make it more difficult to effect a change in control.
     In connection with the First Western acquisition in January 2008, our board of directors authorized the issuance of the Series A Preferred Stock, which ranks senior to our common stock and to all equity securities issued by us with respect to dividend and liquidation rights. The Series A Preferred Stock has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, when and if declared by the board of directors, noncumulative cash dividends at an annual rate of $675 per share (based on a 360 day year). In the event dividends are not paid for three consecutive quarters, the Series A Preferred Stock holders are entitled to elect two members to our board of directors. The Series A Preferred Stock is subject to indemnification obligations and set-off rights pursuant to the purchase agreement entered into at the time of the First Western acquisition. We may, at our option, redeem all or any part of the outstanding Series A Preferred Stock at any time after January 10, 2013, subject to certain conditions, at a price of $10 thousand per share plus accrued but unpaid dividends at the date fixed for redemption. The Series A Preferred Stock may be redeemed prior to January 10, 2013 only in the event we are entitled to exercise our set-off rights pursuant to the First Western purchase agreement. After January 10, 2018, the Series A Preferred Stock may be converted, at the option of the holder, into shares of our common stock at a ratio of 80 shares of common stock for every one share of Series A Preferred Stock. Prior to conversion of the Series A Preferred Stock, holders are required to enter into shareholder agreements that contain transfer restrictions with respect to the common stock.

Common Stock
     Each share of the common stock is entitled to one vote in the election of directors and in all other matters submitted to a vote of shareholders. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election if they choose to do so, subject to the rights, if any, of the holders of the preferred stock. Voting for directors is noncumulative.
     Subject to the preferential rights of the Series A Preferred Stock and any other preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the board of directors out of assets legally available. In the event of our liquidation, dissolution or winding up, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of the Series A Preferred Stock and any other preferred stock that may at the time be outstanding. Holders of common stock have no conversion rights or preemptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.
     Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of February 29, 2008, 90.7% of our shares of common stock were subject to contractual transfer restrictions set forth in shareholder agreements and 9.3% were held by 17 shareholders without such restrictions, including our 401(k) plan, or Savings Plan, which holds 79.2% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Liquidity Risks.”
     Minority appraisal values as of each calendar quarter end for the past two years, determined by an independent valuation expert, follow:

Valuation Based on		Appraised
Financial Data As of	Valuation Effective Date	Minority Value
December 31, 2005	February 23, 2006	$71.00
March 31, 2006	May 19, 2006	74.50
June 30, 2006	August 9, 2006	77.25
September 30, 2006	November 14, 2006	82.50
December 31, 2006	February 15, 2007	89.00
March 31, 2007	May 10, 2007	89.00
June 30, 2007	August 13, 2007	86.75
September 30, 2007	November 13, 2007	87.75
December 31, 2007	February 15, 2008	83.50
     Resale of our stock may be restricted pursuant to the Securities Act and applicable state securities laws. In addition, most shares of our stock are subject to shareholder’s agreements:
•	Members of the Scott family, as majority shareholders, are subject to a shareholder’s agreement. Under this agreement, the Scott family has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with our approval, to our officers, directors, advisory directors or to our Savings Plan.

•	Shareholders who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 733,244 shares of unrestricted stock, are subject to shareholder’s agreements. Stock subject to these agreements may not be sold or transferred without triggering our option to acquire the stock in accordance with the terms of these agreements. In addition, the agreements grant us the right to repurchase all or some of the stock under certain conditions.
     Purchases of our common stock made through our Savings Plan are not restricted by shareholder agreements. However, since the Savings Plan does not allow distributions “in kind,” any distribution from an employee’s account in the Savings Plan will require the Savings Plan administrator to authorize sale of the stock. While we have no obligation to repurchase the stock, it is likely that we will repurchase our stock sold by the Savings Plan.
     As of February 29, 2008, we had 719 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 597,448 shares held on behalf of 1,214 individual participants in the Savings Plan. Of such participants, 337 individuals also own shares of our stock outside of the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

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
     Recent quarterly and special dividends follow:

	Amount	Total Cash
Month Declared and Paid	Per Share	Dividend
January 2006	$0.50	$4,051,636
April 2006	0.58	4,698,081
July 2006	0.58	4,694,141
October 2006	0.61	4,969,757
January 2007	0.61	5,007,153
January 2007 special dividend	0.41	3,363,708
April 2007	0.65	5,319,599
July 2007	0.65	5,299,394
October 2007	0.65	5,265,375
January 2008	0.65	5,207,192
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
Sales of Unregistered Securities
     There were no issuances of unregistered securities during the fourth quarter of 2007.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2007.
Purchases of Equity Securities by Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs

October 2007	51,165	$86.75	Not Applicable	Not Applicable
November 2007	44,776	87.59	Not Applicable	Not Applicable
December 2007	10,767	87.75	Not Applicable	Not Applicable

Total	106,708	$87.20	Not Applicable	Not Applicable

(1)	Our common stock is not publicly traded, and there is no established trading market for the stock. There is only one class of common stock. As of December 31, 2007, approximately 91% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Performance Graph
     The performance graph below compares the cumulative total shareholder return of our common stock with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index. The graph also presents the cumulative total return on equity securities of companies included in the Russell 2000 Index and SNL $1B — $5B Bank Index, which were used as comparative indices in 2006. The SNL $1B — $5B Bank Index is comprised of publicly-owned banks or bank holding companies with total assets between $1 billon and $5 billion. During 2007, we exceeded $5 billion in total assets. As such, we selected the Nasdaq Bank Index as a comparative peer index in 2007. In coordination with our change in peer index to the Nasdaq Bank Index, we also selected the Nasdaq Composite Index as a comparative broad market index in 2007. The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA.
     Our common stock is not publicly traded, and there is no established trading market for our stock. The cumulative total shareholder return for our common stock is based on the most recent minority appraised value of the common stock, which represents the estimated fair market valuation of a minority interest at a specific date, taking into account adjustments for the lack of marketability and other factors. Valuations are performed on a quarterly basis and are generally received approximately 45 days after each quarter end. As such, year end valuations used in the performance graph are based on financial data as of September 30th for each year. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Interstate BancSystem, Inc.	$100.00	114.01	144.99	168.42	201.88	220.62
Nasdaq Composite	100.00	150.01	162.89	165.13	180.85	198.60
Nasdaq Bank	100.00	129.93	144.21	137.97	153.15	119.35
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL $1B — $5B Bank	100.00	135.99	167.83	164.97	190.90	139.06

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2007 and 2006, and the results of our operations for the fiscal years ended December 31, 2007, 2006 and 2005, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2005, 2004 and 2003, and the results of our operations for the fiscal years ended December 31, 2004 and 2003, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary
(Dollars in thousands except share and per share data)

Year ended December 31,	2007	2006	2005	2004	2003

Operating Data:
Interest income	$325,557	$293,423	$233,857	$192,840	$189,258
Interest expense	125,954	105,960	63,549	42,421	48,614
Net interest income	199,603	187,463	170,308	150,419	140,644
Provision for loan losses	7,750	7,761	5,847	8,733	9,852
Net interest income after provision for loan losses	191,853	179,702	164,461	141,686	130,792
Noninterest income	92,448	102,119	70,882	70,644	70,152
Noninterest expense	178,867	164,713	151,318	142,980	137,925

Income before income taxes	105,434	117,108	84,025	69,350	63,019
Income tax expense	36,793	41,499	29,310	23,929	22,267

Net income	$68,641	$75,609	$54,715	$45,421	$40,752

Basic earnings per common share	$8.45	$9.32	$6.84	$5.74	$5.18
Diluted earnings per common share	8.25	9.11	6.71	5.68	5.15
Dividends per common share	2.97	2.27	1.88	1.56	1.32
Weighted average common shares outstanding — diluted	8,322,480	8,303,990	8,149,337	7,997,579	7,909,947

Ratios:
Return on average assets	1.37%	1.60%	1.26%	1.14%	1.09%
Return on average common stockholders’ equity	16.14	20.38	16.79	15.75	15.79
Average stockholders’ equity to average assets	8.52	7.85	7.52	7.22	6.93
Net interest margin	4.46	4.47	4.48	4.34	4.37
Net interest spread	3.78	3.89	4.13	4.12	4.14
Common stock dividend payout ratio (1)	35.15	24.36	27.49	27.18	25.48

Balance Sheet Data at Year End:
Total assets	$5,216,797	$4,974,134	$4,562,313	$4,217,293	$3,879,744
Loans	3,558,980	3,310,363	3,034,354	2,739,509	2,554,899
Allowance for loan losses	52,355	47,452	42,450	42,141	38,940
Investment securities	1,128,657	1,124,598	1,019,901	867,315	799,587
Deposits	3,999,401	3,708,511	3,547,590	3,321,681	3,156,721
Other borrowed funds	8,730	5,694	7,495	7,995	7,137
Long-term debt	5,145	21,601	54,654	61,926	47,590
Subordinated debentures held by subsidiary trusts	103,095	41,238	41,238	41,238	41,238
Stockholders’ equity	444,443	410,375	349,847	308,326	274,226

Five Year Summary (continued)
(Dollars in thousands except share and per share data)

Year ended December 31,	2007	2006	2005	2004	2003

Asset Quality Ratios at Year End:
Nonperforming assets to total loans and other real estate owned (“OREO”) (2)	1.00%	0.55%	0.67%	0.79%	1.30%
Allowance for loan losses to total loans	1.47	1.43	1.40	1.54	1.52
Allowance for loan losses to nonperforming loans (3)	150.66	269.72	236.17	212.04	124.53
Net charge-offs to average loans	0.08	0.09	0.19	0.21	0.31

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	12.39%	10.71%	10.07%	9.67%	9.30%
Total risk-based capital	13.64	11.93	11.27	10.95	10.64
Leverage ratio	9.92	8.61	7.91	7.49	7.13

(1)	Dividends per common share divided by basic earnings per common share.

(2)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(3)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions.
     Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report including, among others, the following risk factors discussed more fully in Item 1A hereof:
•	credit risk

•	concentrations of real estate loans

•	commercial loan risk

•	economic conditions in Montana, Wyoming and South Dakota

•	adequacy of the allowance for loan losses

•	changes in interest rates

•	inability to meet liquidity requirements

•	inability of our subsidiaries to pay dividends

•	failure to meet debt covenants

•	competition

•	environmental remediation and other costs

•	breach in information system security

•	failure of technology

•	failure to effectively implement technology-driven products and services

•	ineffective internal operational controls

•	difficulties in integrating operations of First Western

•	dependence on our management team

•	the ability to attract and retain qualified employees

•	disruption of vital infrastructure and other business interruptions

•	Visa indemnification obligations

•	litigation pertaining to fiduciary responsibilities

•	changes in or noncompliance with governmental regulations

•	capital required to support our bank subsidiaries

•	investment risks affecting holders of common stock
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
Executive Overview
     We are a financial and bank holding company with 69 banking offices in 42 communities throughout Montana, Wyoming and South Dakota. Our principal operating segment is community banking. We also provide data technology support services and ATM processing support to affiliated and non-affiliated customers through our technology services operating segment. We differentiate ourselves from competitors by providing superior service to our banking and technology services customers and emphasizing community involvement to improve the communities we serve.
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
     Our business strategy is to profitably grow our business organically and through expansion into new and complementary markets through selective acquisitions. In January 2008, we completed the First Western acquisition by purchasing two banks and a data center located in western South Dakota. The acquired entities operate eighteen banking offices in twelve South Dakota communities and had combined total assets as of the acquisition date of approximately $908 million. In recent years, we have focused on improving efficiency through control of operating expenses, implementation of new technologies, consolidation of like operational and administrative functions where appropriate, and identification and implementation of strategies to increase noninterest income. In the near-term, we plan to make investments to support our core community banking activities and enhance our financial services product offerings. Longer-term, we intend to continue looking for profitable expansion opportunities.
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming, and now, South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies remained strong in 2007 and the overall economic outlook for Montana, Wyoming and South Dakota remains favorable for 2008. During 2007, subprime lending and poor investment decisions, among other challenges, resulted in large losses and falling stock prices at many financial institutions across the country. We did not experience the financial instability that challenged many other banks. A conservative single borrower lending limit and sound underwriting discipline, which did not include subprime loans, kept our credit quality high in 2007, even after a slight deterioration from 2006. Although the overall impact of the national economic and real estate downturn, subprime mortgage crisis and credit market turmoil is uncertain, these factors affect our business and could have a harmful effect on our results of operations, cash flows and financial condition.
     During 2007, we reported net income of $68.6 million, or $8.25 per diluted share, as compared to $75.6 million, or $9.11 per diluted share, in 2006. During fourth quarter 2006, we recorded a one-time, after-tax gain of $12.3 million, or $1.48 per diluted share, from the sale of a minority interest in iPay Technologies, LLC, an unconsolidated internet bill payment joint venture. Exclusive of this one-time gain, net income for 2007 increased 8.4%, or $0.62 per diluted share, from 2006. We not only grew in terms of net income but also in terms of asset size, exceeding $5 billion in total assets in 2007. The increase in total assets is attributable to organic loan growth funded by increases in interest-bearing customer deposits.

     Net interest income, on a fully taxable-equivalent, or FTE, basis, increased 6.5% to $203.7 million in 2007, from $191.3 million in 2006, primarily due to growth in average earning assets. Average earning assets grew 6.7% and comprised a larger percentage of total assets in 2007, as compared to 2006. During 2007, migration of customer deposits from traditional repurchase agreements, which are secured by pledged investment securities, into a new money market sweep deposit product increased funds available to support growth in earning assets, primarily loans. Our net FTE interest margin remained stable at 4.46% in 2007, as compared to 4.47% in 2006.
     During 2007, we recognized a non-recurring contract termination fee of $2.0 million and recorded one-time gains of $986 thousand on the sale of mortgage servicing rights and $737 thousand on the conversion and sale of MasterCard stock. In addition, net income in 2007 was positively impacted by increases of $1.8 million in fee income from higher debit and credit card transaction volumes and $1.6 million in revenues from the origination and sale of loans. Increases in income were partially offset by a $9.2 million increase in salaries, wages and employee benefits expense resulting from inflation, higher staffing levels, higher incentive compensation accruals and increases in group medical insurance costs; a $1.4 million increase in occupancy expense resulting from increases in rental expense and higher depreciation due to a change in the useful lives of two buildings and related leasehold improvements; and, loss contingency accruals aggregating $1.5 million related to an indemnification agreement with Visa USA and two operational losses incurred in the ordinary course of business.
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
     At December 31, 2007, the consultant’s valuation model indicated that an immediate 25 basis point decrease in mortgage interest rates would result in a reduction in fair value of mortgage servicing rights of $4.3 million and an immediate 50 basis point decrease in mortgage interest rates would result in a reduction in fair value of $9.0 million.
     For additional information regarding mortgage servicing rights, see “Notes to Consolidated Financial Statements – Mortgage Servicing Rights,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Market Risks.”
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected banks in the western and central regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocated fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. For additional information regarding goodwill, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors – Operational Risks.”
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$3,449,809	$274,020	7.94%	$3,208,102	$246,861	7.69%	$2,874,723	$196,453	6.83%
U.S. government agency securities	892,850	42,650	4.78	915,844	40,985	4.48	779,369	30,054	3.86
Federal funds sold	87,460	4,422	5.06	43,726	2,196	5.02	83,156	2,766	3.33
Other securities	857	3	0.35	1,059	6	0.57	7,599	201	2.65
Tax exempt securities (2)	111,732	7,216	6.46	105,209	6,832	6.49	103,364	6,744	6.53
Interest bearing deposits in banks	26,165	1,307	5.00	8,190	360	4.40	31,325	1,021	3.26

Total interest earnings assets	4,568,873	329,618	7.21	4,282,130	297,240	6.94	3,879,536	237,239	6.12
Nonearning assets	423,893			444,702			454,545

Total assets	$4,992,766			$4,726,832			$4,334,081

Interest bearing liabilities:
Demand deposits	1,004,019	23,631	2.35%	850,925	15,852	1.86%	$667,668	$4,795	0.72%
Savings deposits	940,521	24,103	2.56	845,967	17,424	2.06	902,749	11,151	1.24
Time deposits	1,105,959	51,815	4.69	1,010,820	39,991	3.96	1,013,159	29,641	2.93
Borrowings (3)	566,984	21,640	3.82	683,776	27,636	4.04	507,131	12,750	2.51
Long-term debt	9,230	467	5.06	40,320	1,576	3.91	61,055	2,480	4.06
Subordinated debentures held by subsidiary trusts	47,099	4,298	9.13	41,238	3,481	8.44	41,238	2,732	6.62

Total interest bearing liabilities	3,673,812	125,954	3.43	3,473,046	105,960	3.05	3,193,000	63,549	1.99

Noninterest bearing deposits	842,239			837,909			780,427
Other liabilities	51,529			44,860			34,854
Stockholders’ equity	425,186			371,017			325,800

Total liabilities and stockholders’ equity	$4,992,766			$4,726,832			$4,334,081

Net FTE interest income		$203,664			$191,280			$173,690
Less FTE adjustments (2)		(4,061)			(3,817)			(3,382)

Net interest income from consolidated statements of income		$199,603			$187,463			$170,308

Interest rate spread			3.78%			3.89%			4.13%

Net FTE interest margin (4)			4.46%			4.47%			4.48%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net FTE interest income increased $12.4 million, or 6.5%, to $203.7 million in 2007 from $191.3 million in 2006, and $17.6 million, or 10.1%, to $191.3 million in 2006 from $173.7 million in 2005 primarily due to organic growth in earning assets, primarily loans. Average earning assets grew 6.7% in 2007 as compared to 2006, and 10.4% in 2006 as compared to 2005. During 2007, migration of customer deposits from traditional repurchase agreements, which are secured by pledged investment securities, into a new money market sweep deposit product increased funds available to support growth in earning assets. Further contributing to improvements in net FTE interest income in 2007 and 2006 were increases in earning assets as a percentage of total assets. The net FTE interest margin remained stable at 4.46% in 2007, as compared to 4.47% in 2006 and 4.48% in 2005.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	compared with			compared with			compared with
	December 31, 2006			December 31, 2005			December 31, 2004
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$18,599	$8,560	$27,159	$22,782	$27,626	$50,408	$15,165	$18,690	$33,855
U.S. government agency securities	(1,029)	2,694	1,665	5,263	5,668	10,931	2,261	2,521	4,782
Federal funds sold	2,196	30	2,226	(1,312)	742	(570)	216	1,479	1,695
Other securities (2)	(1)	(2)	(3)	(173)	(22)	(195)	(128)	14	(114)
Tax exempt securities (1)(2)	424	(40)	384	120	(32)	88	543	(288)	255
Interest bearing deposits in banks	790	157	947	(754)	93	(661)	343	397	740

Total change	20,979	11,399	32,378	25,926	34,075	60,001	18,400	22,813	41,213

Interest bearing liabilities:
Demand deposits	2,852	4,927	7,779	1,316	9,741	11,057	255	2,922	3,177
Savings deposits	1,947	4,732	6,679	(701)	6,974	6,273	30	4,457	4,487
Time deposits	3,764	8,060	11,824	(68)	10,418	10,350	(353)	3,972	3,619
Borrowings (3)	(4,720)	(1,276)	(5,996)	4,441	10,445	14,886	1,176	7,760	8,936
Long-term debt	(1,215)	106	(1,109)	(842)	(62)	(904)	368	(217)	151
Subordinated debentures held by subsidiary trusts	495	322	817	—	749	749	—	758	758

Total change	3,123	16,871	19,994	4,146	38,265	42,411	1,476	19,652	21,128

Increase (decrease) in FTE net interest income (1)	$17,856	$(5,472)	$12,384	$21,780	$(4,190)	$17,590	$16,924	$3,161	$20,085

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Held-to-maturity investment securities are presented at amortized cost.

(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.
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

     The provision for loan losses decreased less than 1% to $7.8 million in 2007, as compared to 2006; however, during fourth quarter 2007, the provision for loan losses increased $724 thousand, or 51.7%, to $2.1 million, as compared to $1.4 million for the same period in 2006. The fourth quarter 2007 increase was primarily due to higher levels of non-performing loans. The provision for loan losses increased 32.7% to $7.8 million in 2006, from $5.8 million in 2005 primarily due to higher levels of internally classified loans in 2006 and refinement of our process for assessing risk known and inherent in our loan portfolio.
Noninterest Income
     Principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; wealth management revenues; and, income from the origination and sale of loans. Noninterest income decreased $9.7 million, or 9.5%, to $92.4 million in 2007, from $102.1 million in 2006, and increased 44.1% to $102.1 million in 2006, from $70.9 million in 2005. Fluctuations in noninterest income are a function of changes in each of the principal categories discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income; mortgage servicing fees; investment services revenues; and, ATM service charge revenues. Other service charges, commissions and fees increased 10.6% to $24.2 million in 2007, from $21.9 million in 2006, primarily due to additional fee income from higher volumes of credit and debit card transactions and increases in insurance commissions. Other service charges, commissions and fees increased 13.0% to $21.9 million in 2006, from $19.4 million in 2005, primarily due to additional fee income from higher volumes of credit and debit card transactions and increases in mortgage servicing revenues, the result of increases in the principal balances of loans serviced.
     Technology services revenues increased 20.4% to $19.1 million in 2007, from $15.8 million in 2006, primarily due to a $2.0 million nonrecurring contract termination fee recorded during third quarter 2007 and increase in the volume of core data and debit card transactions processed. Technology services revenues increased 19.1% to $15.8 million in 2006, from $13.3 million in 2005, primarily due to increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed.
     Wealth management revenues, comprised principally of fees earned for management of trust assets and investment services revenues, increased 5.0% to $11.7 million in 2007, from $11.2 million in 2006, and 10.4% to $11.2 million in 2006, from $10.1 million in 2005, primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust and investment services customers.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased 17.0% to $11.2 million in 2007, from $9.6 million in 2006 and 11.5% to $9.6 million in 2006, from $8.6 million in 2005.
     We recorded net gains of $59 thousand on the disposition of investment securities in 2007, as compared to net losses of $722 thousand in 2006, and net losses of $3.7 million in 2005. During 2005 and continuing in 2006, we partially restructured our investment security portfolio by selling lower yielding U.S. government agency securities and reinvesting the proceeds in higher yielding mortgage-backed and U.S. government agency securities.
     During fourth quarter 2006, we recorded a one-time gain of $19.8 million on the sale of our minority interest in an unconsolidated internet bill payment joint venture. Aggregate consideration for the sale was $21.2 million, of which $19.9 million was received in cash and $1.4 million was placed in escrow to offset purchase price adjustments related to working capital and indemnify potential loss claims. For additional information concerning this sale and the resulting gain, see “Notes to Consolidated Financial Statements – Acquisitions and Dispositions” included in Part IV, Item 15.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased 20.2% to $8.3 million in 2007, from $6.9 million in 2006, primarily due to nonrecurring gains of $737 thousand from the conversion and subsequent sale of MasterCard stock recorded during third quarter 2007 and $986 thousand on the sale of mortgage servicing rights recorded during first quarter 2007. Other income increased 18.7% to $6.9 million in 2006, from $5.8 million in 2005, primarily due to higher earnings on securities held under deferred compensation plans, higher earnings of unconsolidated equity method joint ventures and increases in the cash surrender value of life insurance.

Noninterest Expense
     Noninterest expense increased 8.6% to $178.9 million in 2007, from $164.7 million in 2006, and 8.9% to $164.7 million in 2006, from $151.3 million in 2005. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased 10.4% to $98.1 million in 2007, from $88.9 million in 2006, primarily due to the combined effects of inflationary wage increases, higher staffing levels, higher incentive compensation accruals and increased group medical insurance costs. Salaries, wages and employee benefits expense increased 11.1% to $88.9 million in 2006, from $80.0 million in 2005, primarily due to inflationary wage increases, higher incentive compensation and profit sharing contributions reflective of operating results in 2006 and increases in group medical insurance costs. In addition, we adopted SFAS No. 123 (revised), “Share-Based Payments,” on January 1, 2006. We recognized compensation expense for stock option and restricted stock awards of $1.1 million in 2007, $1.3 million in 2006, and $289 thousand in 2005.
     Occupancy expense increased 10.8% to $14.7 million in 2007, from $13.3 million in 2006, primarily due to increases in rental expense and higher depreciation expense resulting from adjustment of the useful lives of two buildings and related leasehold improvements. Occupancy expense decreased less than 1% to $13.3 million in 2006, from $13.4 million in 2005.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased 10.4% to $4.4 million in 2007, from $4.0 million in 2006, and decreased 12.8% to $4.0 million in 2006, from $4.6 million in 2005.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded impairment charges of $1.7 million in each of 2007 and 2006 and reversed previously recorded impairment of $2.2 million in 2005.
     Professional fees increased 5.4% to $3.3 million in 2007, from $3.2 million in 2006 and 11.4% to $3.2 million in 2006, from $2.8 million in 2005, primarily due to consulting fees related to evaluation of software and the potential implementation of a company-wide data warehousing system.
     Outsourced technology services principally include ATM network expense, credit card processing fees, technology consulting fees and other expenses related to technology services provided by third parties. Outsourced technology services expense decreased 1.1% to $3.1 million in 2007, from $3.2 million in 2006, and increased 37.6% to $3.2 million in 2006, from $2.3 million in 2005. The 2006 increase was primarily due to expenses related to the development of a new internet-based corporate cash management product and the redesign and customization of our corporate internet banking site.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses increased 10.8% to $37.0 million in 2007, from $33.4 million in 2006, and remained constant at $33.4 million in 2006 and 2005. The increase in other expense in 2007, as compared to 2006, was primarily due to fourth quarter 2007 loss contingency accruals of $1.5 million related to an indemnification agreement with Visa USA and two potential operational losses incurred in the ordinary course of business.
Income Tax Expense
     Our effective federal tax rate was 31.0% for the year ended December 31, 2007; 31.6% for the year ended December 31, 2006; and, 31.0% for the year ended December 31, 2005. Fluctuations in federal income tax rates are primarily due to fluctuations in tax exempt interest income as a percentage of total income. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho and Oregon. Our effective state tax rate was 3.9% for the year ended December 31, 2007 and 3.8% for the years ended December 31, 2006 and 2005.

Operating Segment Results
     The following table summarizes net income (loss) for each of our operating segments for the years indicated.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
Year ended December 31,	2007	2006	2005

Community Banking	$71,244	$66,691	$57,750
Technology Services	3,706	3,761	4,193
Other	(6,309)	5,157	(7,228)

Consolidated	$68,641	$75,609	$54,715

     Our principal operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The community banking segment represented over 87% of our combined revenues and income during 2007, 2006 and 2005, and over 97% of our consolidated assets as of December 31, 2007 and 2006. Components of the changes in community banking net income in 2007 as compared to 2006, and in 2006 as compared to 2005, are discussed above.
     The technology services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing; ATM and debit card processing; item proof, capture and imaging; wide area network services; and, system support. Technology services net income decreased 1.5% to $3.7 million in 2007, from $3.8 million in 2006, and 10.3% to $3.8 million in 2006, from $4.2 million in 2005. Higher revenues from increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed in 2007 and 2006 were offset primarily by increases in salary and benefits expenses due to higher staffing levels and increases in equipment maintenance and repair expense.
     Other includes the net funding cost and other expenses of the parent holding company, the operational results of consolidated nonbank subsidiaries (except i_Tech) and intercompany eliminations. During fourth quarter 2006, the parent holding company recorded a one-time after tax gain of $12.3 million on the sale of its equity interest in an unconsolidated joint venture. Exclusive of this one-time gain, other net losses decreased 11.4% to $6.3 million in 2007, from $7.1 million in 2006. This decrease in net losses in 2007, as compared to 2006, was principally due to income from the investment of proceeds received from the sale of the unconsolidated joint venture in 2006.
     For additional information regarding the our operating segments, see “Business – Operating Segments” included in Part I, Item 1, and “Notes to Consolidated Financial Statements – Segment Reporting” included in Part IV, Item 15.

Summary of Quarterly Results
     The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2007 and 2006.
Quarterly Results
(Dollars in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2007:
Interest income	$78,636	$80,834	$83,314	$82,773	$325,557
Interest expense	30,492	31,656	32,471	31,335	125,954
Net interest income	48,144	49,178	50,843	51,438	199,603
Provision for loan losses	1,875	1,875	1,875	2,125	7,750
Net interest income after provision for loan losses	46,269	47,303	48,968	49,313	191,853
Noninterest income	21,697	22,306	25,390	23,055	92,448
Noninterest expense	42,770	42,586	44,581	48,930	178,867

Income before income taxes	25,196	27,023	29,777	23,438	105,434
Income tax expense	8,700	9,398	10,528	8,167	36,793

Net income	$16,496	$17,625	$19,249	$15,271	$68,641

Basic earnings per common share	$2.01	$2.16	$2.37	$1.91	$8.45
Diluted earnings per common share	1.97	2.11	2.32	1.86	8.25
Dividends per common share	1.02	0.65	0.65	0.65	2.97

Year Ended December 31, 2006:
Interest income	$66,969	$71,558	$76,416	$78,480	$293,423
Interest expense	21,354	25,594	28,614	30,398	105,960
Net interest income	45,615	45,964	47,802	48,082	187,463
Provision for loan losses	1,753	2,578	2,029	1,401	7,761
Net interest income after provision for loan losses	43,862	43,386	45,773	46,681	179,702
Noninterest income	19,293	20,643	21,776	40,407	102,119
Noninterest expense	38,367	39,301	41,698	45,347	164,713

Income before income taxes	24,788	24,728	25,851	41,741	117,108
Income tax expense	8,654	8,591	9,105	15,149	41,499

Net income	$16,134	$16,137	$16,746	$26,592	$75,609

Basic earnings per common share	$1.99	$1.99	$2.07	$3.27	$9.32
Diluted earnings per common share	1.95	1.95	2.02	3.18	9.11
Dividends per common share	0.50	0.58	0.58	0.61	2.27

Financial Condition
     Total assets increased 4.9% to $5,217 million as of December 31, 2007, from $4,974 million as of December 31, 2006, primarily due to organic loan growth. Asset growth was primarily funded by increases in customer deposits.
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
     Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 61% of our consumer loans as of December 31, 2007, are indirect dealer loans.
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
     Total loans increased 7.5% to $3,559 million as of December 31, 2007, from $3,310 as of December 31, 2006, and 9.1% to $3,310 million as of December 31, 2006, from $3,034 million as of December 31, 2005, due to organic growth within our market areas.
     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in thousands)

	As of December 31,
	2007	Percent	2006	Percent	2005	Percent	2004	Percent	2003	Percent

Loans
Real estate:
Commercial	$1,018,831	28.6%	$937,695	28.3%	$926,190	30.5%	$855,711	31.2%	$763,599	29.8%
Construction	664,272	18.7	579,603	17.5	403,751	13.3	296,773	10.8	244,784	9.6
Residential	419,001	11.8	402,468	12.2	408,659	13.4	363,145	13.3	338,853	13.3
Agricultural	142,256	4.0	137,659	4.1	116,402	3.9	108,345	4.0	107,680	4.2
Other	26,080	0.7	25,360	0.8	19,067	0.6	21,255	0.7	42,283	1.7
Consumer	608,002	17.1	605,858	18.3	587,895	19.4	514,045	18.8	491,938	19.3
Commercial	593,669	16.7	542,325	16.4	494,848	16.3	500,611	18.3	480,725	18.8
Agricultural	81,890	2.3	76,644	2.3	74,561	2.5	74,303	2.7	82,634	3.2
Other loans	4,979	0.1	2,751	0.1	2,981	0.1	5,321	0.2	2,403	0.1

Total loans	3,558,980	100.0%	3,310,363	100.0%	3,034,354	100.0%	2,739,509	100.0%	2,554,899	100.0%
Less allowance for loan losses	52,355		47,452		42,450		42,141		38,940

Net loans	$3,506,625		$3,262,911		$2,991,904		$2,697,368		$2,515,959

Ratio of allowance to total loans	1.47%		1.43%		1.40%		1.54%		1.52%

     Commercial real estate loans increased 8.7% to $1,019 million as of December 31, 2007, from $938 million as of December 31, 2006, and 1.2% from $938 million as of December 31, 2007, from $926 million as of December 31, 2005. The increase in commercial real estate loans in 2007 is primarily due to strong demand for housing and overall growth in our market areas.

     Construction loans increased 14.6% to $664 million as of December 31, 2007, from $580 million as of December 31, 2006, and 43.6% to $580 million as of December 31, 2006, from $404 million as of December 31, 2005. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Growth in construction loans in 2007 and 2006 was primarily the result of strong demand for housing and overall growth in our market areas.
     Commercial loans increased 9.5% to $594 million as of December 31, 2007, from $542 million as of December 31, 2006, and 9.6% to $542 million as of December 31, 2006, from $495 million as of December 31, 2005, due to a favorable economy and growth in our existing market areas and an increase in overall borrowing activity.
     The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2007:
Maturities and Interest Rate Sensitivities
(Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$1,553,966	$577,733	$138,741	$2,270,440
Consumer	328,634	262,992	16,376	608,002
Commercial	467,686	116,597	9,386	593,669
Agricultural	73,350	8,418	122	81,890
Other loans	4,979	—	—	4,979

Total loans	$2,428,615	$965,740	$164,625	$3,558,980

Loans at fixed interest rates	$773,538	$952,682	$151,108	$1,877,328
Loans at variable interest rates	1,623,525	13,058	13,517	1,650,100
Nonaccrual loans	31,552	—	—	31,552

Total loans	$2,428,615	$965,740	$164,625	$3,558,980

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
     Investment securities increased less than 1.0% to $1,129 million as of December 31, 2007, from $1,125 million as of December 31, 2006, and 10.3% to $1,125 million as of December 31, 2006, from $1,020 million as of December 31, 2005. As of December 31, 2007, investment securities with amortized costs and fair values of $909 million and $907 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,040 million and $1,029 million, respectively, as of December 31, 2006. During first quarter 2007, we introduced a money market sweep deposit product that does not require the pledging of investment securities as collateral. The migration of customers from traditional repurchase agreements, which typically require the pledging of investment securities as collateral, to the new money market sweep deposit product allowed us to deploy available funds into earning assets other than short-term investment securities. During 2006, we purchased short-term available-for-sale investment securities to provide the collateral necessary to support growth in securities sold under repurchase agreements. The weighted average yield on investment securities increased 28 basis points to 4.96% in 2007, from 4.68% in 2006, and 52 basis points to 4.68% in 2006, from 4.16% in 2005. For additional information concerning securities sold under repurchase agreements, see “Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.

     The following table sets forth the book value, percentage of total investment securities and average yield on investment securities as of December 31, 2007:
Securities Maturities and Yield
(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield (1)

U.S. Government agency securities
Maturing within one year	$208,586	18.5%	4.08%
Maturing in one to five years	192,507	17.1	4.88
Maturing in five to ten years	49,986	4.4	5.13

Mark-to-market adjustments on securities available-for-sale	1,541

Total	452,620	40.1	4.54

Mortgage-backed securities
Maturing within one year	73,526	6.6	4.85
Maturing in one to five years	288,448	25.5	4.70
Maturing in five to ten years	107,461	9.6	4.92
Maturing after ten years	96,149	8.5	5.32

Mark-to-market adjustments on securities available-for-sale	(3,927)

Total	561,657	49.8	4.87

Tax exempt securities
Maturing within one year	11,489	1.0	6.77
Maturing in one to five years	39,523	3.5	6.66
Maturing in five to ten years	18,409	1.6	6.23
Maturing after ten years	44,189	3.9	6.23

Total	113,610	10.1	6.44

Other securities (2)
Maturing within one year	—	0.0	0.0
Maturing in one to five years	260	0.0	0.0
Maturing in five to ten years	351	0.0	0.0
Maturing after ten years	156	0.0	0.0

Total	767	0.0	0.0

Mutual funds with no stated maturity	3	0.0	3.62

Total	3	0.0	3.62

Total	$1,128,657	100.0%	4.96%

(1)	Average yields have been calculated on a FTE basis.

(2)	Investment in community development entities. Investment income is in the form of credits that reduce income tax expense.
     The maturities noted above reflect $170 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2007.
     There were no significant concentrations of investments at December 31, 2007 (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     As of December 31, 2006, we had U.S. Government agency securities with carrying values of $564 million and a weighted average yield of 4.81%; mortgage-backed securities with carrying values of $448 million and a weighted average yield of 4.63%; tax exempt securities with carrying values of $111 million and a weighted average yield of 6.49%; other securities with carrying values of $918 thousand and a weighted average yield of 0.00%; and, mutual funds with carrying values of $40 thousand and a weighted average yield of 4.77%.
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
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2007, we had investment securities with fair values of $376 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $6 million as of December 31, 2007, and were primarily attributable to changes in interest rates. We recorded no impairment losses during 2007, 2006 or 2005.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements – Investment Securities” included in Part IV, Item 15.
Deposits
     We emphasize developing total client relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.
     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	As of December 31,
	2007	Percent	2006	Percent	2005	Percent	2004	Percent	2003	Percent

Deposits
Noninterest bearing demand	$836,753	20.9%	$888,694	24.0%	$864,128	24.4%	$756,687	22.8%	$688,712	21.8%
Interest bearing:
Demand	1,019,208	25.5	964,312	26.0	792,263	22.3	623,082	18.8	567,669	18.0
Savings	992,571	24.8	798,497	21.5	879,586	24.8	921,176	27.7	851,052	27.0
Time, $100 and over	464,560	11.6	408,813	11.0	352,324	9.9	364,744	11.0	375,528	11.9
Time, other	686,309	17.2	648,195	17.5	659,289	18.6	655,992	19.7	673,760	21.3

Total interest bearing	3,162,648	79.1	2,819,817	76.0	2,683,462	75.6	2,564,994	77.2	2,468,009	78.2

Total deposits	$3,999,401	100.0%	$3,708,511	100.0%	$3,547,590	100.0%	$3,321,681	100.0%	$3,156,721	100.0%

     Total deposits increased 7.8% to $3,999 million as of December 31, 2007, from $3,709 million as of December 31, 2006. All deposit categories demonstrated growth with the exception of noninterest bearing demand deposits, which decreased 5.8% in 2007, as compared to 2006. In addition, there was a shift in the mix of deposits, with noninterest bearing demand deposits decreasing to 20.9% of total deposits in 2007, as compared to 24.0% in 2006, and savings deposits increasing to 24.8% of total deposits in 2007, as compared to 21.5% in 2006. Approximately half of the increase in total deposits and the shift from noninterest bearing demand deposits to savings deposits was due to the first quarter 2007 introduction of a new money market cash sweep deposit product as an alternative to traditional repurchase agreements. The money market cash sweep product allows commercial customers’ to invest on a daily basis excess noninterest bearing and interest bearing demand deposit funds into a higher-yielding money market savings account held by First Interstate Bank. The remaining increase in total deposits in 2007, as compared to 2006, was due to organic growth. Total deposits increased 4.5% to $3,709 million as of December 31, 2006, from $3,548 million as of December 31, 2005, primarily due to organic growth
     For additional information concerning customer deposits, including the use of repurchase agreements, see Part I, Item 1, “Business – Deposit Products” and “Notes to Consolidated Financial Statements – Deposits” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
(Dollars in thousands)

As of and for the year ended December 31,	2007	2006	2005

Federal funds purchased:
Balance at period end	$—	$—	$1,500
Average balance	5,172	31,579	836
Maximum amount outstanding at any month-end	29,470	87,810	1,500
Average interest rate:
During the year	5.17%	5.22%	3.11%
At period end	—	—	3.81

Securities sold under repurchase agreements:
Balance at period end	$604,762	$731,548	$518,718
Average balance	558,469	638,686	502,177
Maximum amount outstanding at any month-end	679,247	731,548	539,838
Average interest rate:
During the year	3.80%	3.96%	2.51%
At period end	3.09	4.15	3.46

Other Borrowed Funds
     Other borrowed funds increased 53.3% to $9 million as of December 31, 2007, from $6 million as of December 31, 2006, and decreased 24.0% to $6 million as of December 31, 2006, from $7 million as of December 31, 2005. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. For additional information on other borrowed funds as of December 31, 2007 and 2006, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
Long-Term Debt
     As of December 31, 2007, our long-term debt was comprised principally of a fixed rate note with the FHLB, an unsecured revolving term loan, and a capital lease obligation. The note payable to the FHLB is secured by a blanket assignment of our qualifying residential and commercial real estate loans. Long-term debt decreased 76.2% to $5 million as of December 31, 2007, from $22 million as of December 31, 2006, due to scheduled debt repayments. Long-term debt decreased 60.5% to $22 million as of December 31, 2006, from $55 million as of December 31, 2005, primarily due to scheduled debt repayments and the repayment of a $25 million fixed rate FHLB advance subject to immediate payment because the three-month London Interbank Offered Rate, or LIBOR, equaled or exceeded 5.00% in 2006. For additional information on long-term debt as of December 31, 2007 and 2006, see “Notes to Consolidated Financial Statements – Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
     In conjunction with the First Western acquisition, on January 10, 2008 we entered into a credit agreement with four syndicated banks. The credit agreement is secured by all of the outstanding stock of First Interstate Bank. Under the terms of the credit agreement, we borrowed $50 million on variable rate term notes maturing January 10, 2013. The term notes are payable in equal quarterly principal installments of $1.8 million beginning March 31, 2008, with one final installment of $14.3 million due at maturity. Interest on the term notes is payable quarterly at an initial rate of 7.25%. Under the terms of the credit agreement, we also borrowed $9 million on a $25 million revolving credit facility maturing January 10, 2011 with interest payable quarterly at an initial rate of 7.25%.
     Also in conjunction with the First Western acquisition, on January 10, 2008 we entered into a subordinated credit agreement and borrowed $20 million on a 6.81% unsecured subordinated term loan maturing January 9, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity. For additional information regarding acquisition financing, see “Notes to Consolidated Financial Statements – Subsequent Events,” included in Part IV, Item 15.
     Our long-term debt agreements, including the syndicated credit agreement and unsecured subordinated credit agreement entered into in January 2008, contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. We were in compliance with all applicable debt covenants as of December 31, 2007.
Subordinated Debentures Held by Subsidiary Trusts
     Subordinated debentures held by subsidiary trusts increased 150.0% to $103 million as of December 31, 2007, from $41 million as of December 31, 2006. During fourth quarter 2007, we completed a series of four financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of 30-year junior subordinated deferrable interest debentures, or Subordinated Debentures, in the aggregate amount of $62 million to wholly-owned business trusts. During January 2008, we completed two additional financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of Subordinated Debentures in the aggregate amount of $21 million to wholly-owned business trusts. All of the Subordinated Debentures are unsecured with interest payable quarterly at various interest rates and may be redeemed, subject to approval of the Federal Reserve Bank, at our option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Proceeds from these issuances, together with the financing obtained under the syndicated credit agreement and unsecured subordinated term loan agreement described above, were used to fund the First Western acquisition. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements – Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15. For additional information regarding the First Western acquisition see Part I, Item 1, “Business – First Western Acquisition” and “Notes to Consolidated Financial Statements – Subsequent Events” included in Part IV, Item 15.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses decreased 17.0% to $30 million as of December 31, 2007, from $36 million as of December 31, 2006, and increased 29.2% to $36 million as of December 31, 2006, from $28 million as of December 31, 2005, primarily due to timing of corporate income tax payments. Also contributing to the increase in 2006, as compared to 2005, were higher accruals for incentive bonuses and profit sharing contributions to reflect 2006 operating results.
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
     We generally place loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $1.7 million, $1.1 million, $1.2 million, $1.4 million and $1.7 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

As of December 31,	2007	2006	2005	2004	2003

Non-performing loans:
Nonaccrual loans	$31,552	$14,764	$17,142	$17,585	$24,298
Accruing loans past due 90 days or more	2,171	1,769	1,001	905	5,558
Restructured loans	1,027	1,060	1,089	1,384	1,414

Total non-performing loans	34,750	17,593	19,232	19,874	31,270
OREO	928	529	1,091	1,828	1,999

Total non-performing assets	$35,678	$18,122	$20,323	$21,702	$33,269

Non-performing assets to total loans and OREO	1.00%	0.55%	0.67%	0.79%	1.30%

     Non-performing assets increased 96.9% to $36 million as of December 31, 2007, from $18 million as of December 31, 2006, primarily due to the loans of four commercial real estate borrowers placed on nonaccrual during third and fourth quarters of 2007, all of which are believed to be adequately collateralized. Non-performing assets decreased 10.8% to $18 million as of December 31, 2006, from $20 million as of December 31, 2005, primarily due to the pay-off of the nonaccrual loans of one commercial borrower and the sale of OREO properties in 2006.
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

     The following table sets forth information concerning our allowance for loan losses as of the dates and for the years indicated.
Allowance for Loan Losses
(Dollars in thousands)

As of and for the year ended December 31,	2007	2006	2005	2004	2003

Balance at the beginning of period	$47,452	$42,450	$42,141	$38,940	$36,309
Allowance of acquired banking offices	—	—	—	—	385
Charge-offs:
Real estate	671	86	382	475	856
Consumer	3,778	4,030	4,133	5,304	5,265
Commercial	643	1,014	2,803	1,583	2,668
Agricultural	116	80	133	438	1,297

Total charge-offs	5,208	5,210	7,451	7,800	10,086

Recoveries:
Real estate	87	63	13	182	373
Consumer	1,390	1,568	1,297	1,424	1,571
Commercial	854	699	596	511	400
Agricultural	30	121	7	151	136

Total recoveries	2,361	2,451	1,913	2,268	2,480

Net charge-offs	2,847	2,759	5,538	5,532	7,606
Provision for loan losses	7,750	7,761	5,847	8,733	9,852

Balance at end of period	$52,355	$47,452	$42,450	$42,141	$38,940

Period end loans	$3,558,980	$3,310,363	$3,034,354	$2,739,509	$2,554,899
Average loans	3,449,809	3,208,102	2,874,723	2,629,474	2,448,386
Net charge-offs to average loans	0.08%	0.09%	0.19%	0.21%	0.31%
Allowance to period end loans	1.47%	1.43%	1.40%	1.54%	1.52%

     The allowance for loan losses was $52 million, or 1.47% of period end loans, at December 31 2007, as compared to $47 million, or 1.43% of period end loans, at December 31, 2006, and $42 million, or 1.40% of period end loans, at December 31, 2005.
     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2007, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$39,420	63.8%	$33,532	62.9%	$22,622	61.7%	$19,469	60.0%	$17,911	58.6%
Consumer	4,838	17.1	5,794	18.3	7,544	19.4	7,492	18.8	7,153	19.3
Commercial	7,170	16.7	6,746	16.4	7,607	16.3	8,952	18.3	8,657	18.8
Agricultural	779	2.3	908	2.3	1,147	2.5	2,200	2.7	3,147	3.2
Other loans	—	0.1	14	0.1	15	0.1	27	0.2	12	0.1
Unallocated (1)	148	N/A	458	N/A	3,515	N/A	4,001	N/A	2,060	N/A

Totals	$52,355	100.0%	$47,452	100.0%	$42,450	100.0%	$42,141	100.0%	$38,940	100.0%

(1)	During 2006, we refined the methodology for determining the allocated components of the allowance for loan losses. This refinement included improved evaluation of qualitative risk factors internal and external to us and use of a migration analysis of historical loan losses. This refinement resulted in a reallocation among specific loan categories and the allocation of previously unallocated allowance amounts to specific loan categories. As a result, allocation of the allowance for loan losses in periods prior to 2006 is not directly comparable to the 2006 presentation.
     The allocated reserve for loan losses on real estate loans increased 17.6% to $39 million as of December 31, 2007, from $34 million as of December 31, 2006, primarily due to a weakened demand for residential lots in four of the communities we serve. The allocated reserve for loan losses on real estate loans increased 48.2% to $34 million as of December 31, 2006, from $23 million as of December 31, 2005, primarily due to housing slowdowns in certain of our market areas and higher levels of internally classified commercial real estate loans.

Contractual Obligations
     Contractual obligations as of December 31, 2007 are summarized in the following table.
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$2,848,532	$—	$—	$—	$2,848,532
Time deposits	934,690	164,689	51,487	3	1,150,869
Securities sold under repurchase agreements	604,762	—	—	—	604,762
Other borrowed funds(1)	8,730	—	—	—	8,730
Long-term debt obligations (2)	1,429	1,808	—	—	3,237
Capital lease obligations	29	67	77	1,735	1,908
Operating lease obligations	2,115	3,905	2,905	7,825	16,750
Purchase obligations (3)	1,713	—	—	—	1,713
Subordinated debentures held by subsidiary trusts (4)	—	—	—	103,095	103,095

Total contractual obligations	$4,402,000	$170,469	$54,469	$112,658	$4,739,596

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Long-term debt consists of a note payable to FHLB maturing March 5, 2010 and bearing interest at a fixed rate of 3.01%. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(3)	Purchase obligations relate solely to obligations under construction contracts to build or renovate banking offices.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures held by Subsidiary Trusts” included in Part IV, Item 15.
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
     We guarantee the distributions and payments for redemption or liquidation of capital trust preferred securities issued by our wholly-owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
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

Capital Resources and Liquidity Management
Capital Resources
     Stockholders’ equity is influenced primarily by earnings, dividends and, to a lesser extent, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 8.3% to $444 million as of December 31, 2007, from $410 million as of December 31, 2006, and 17.3% to $410 million as of December 31, 2006, from $350 million as of December 31, 2005, primarily due to retention of earnings. We paid aggregate cash dividends to stockholders of $24.3 million in 2007, $18.4 million in 2006 and $15.0 million in 2005.
     Pursuant to FIDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2007, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements — Regulatory Capital” contained in Part IV, Item 15.
     Approximately 91% of our common shares are subject to shareholder agreements that give us a right of first refusal to repurchase the restricted stock. While we have no obligation, by contract, policy or otherwise to purchase stock from any shareholder, historically it has been our practice to repurchase common stock to maintain a shareholder base with restrictions on sale or transfer of the stock. We purchased 257,827 shares of common stock from restricted shareholders with an aggregate value of $23 million in 2007, as compared to 107,074 shares with an aggregate value of $8 million in 2006 and 37,206 shares with an aggregate value of $2 million in 2005. Our ability to repurchase common shares is limited by our liquidity and capital resources and by our debt covenants.
     In conjunction with the First Western acquisition in January 2008, we borrowed $59 million pursuant to a syndicated credit agreement and $20 million pursuant to a subordinated credit agreement. These agreements contain various covenants and restrictions as described in “Long-Term Debt” above.
     In January 2008, we issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50 million to partially fund the First Western acquisition. We also issued an aggregate of $20 million of Trust Preferred Securities to third parties and used to proceeds to purchase $21 million of Subordinated Debentures issued by us. For more information regarding the Series A Preferred Stock, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of Our Capital Stock,” included in Part II, Item 5, and “Notes to Consolidated Financial Statements — Subsequent Events,” included in Part IV, Item 15. For additional information regarding the Subordinated Debentures and Trust Preferred Securities, see “Subordinated Debentures Held by Subsidiary Trusts” included herein and “Notes to Consolidated Financial Statements — Subsequent Events,” included in Part IV, Item 15.
Liquidity
     Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the drawing of additional funds on our revolving term loan, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities and the issuance of preferred or common securities. The Banks also can borrow through the Federal Reserve’s discount window. We do not engage in derivatives or hedging activities to support our liquidity position.
     Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements — Consolidated Statements of Cash Flows,” included in Part IV, Item 15.

     As a holding company, we are a corporation separate and apart from our subsidiary Banks and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank subsidiaries to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Long-Term Debt” and “Capital Resources” included herein and “Business — Regulation and Supervision” included in Part I, Item 1.
Asset Liability Management
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by each Bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management.
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

     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2007. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps
(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months to	Year to	After
	or Less	One Year	Five Years	Five Years	Total

Interest earning assets:
Loans (1)	$1,516,389	$630,553	$1,215,263	$165,223	$3,527,428
Investment securities (2)	205,410	256,394	413,624	253,229	1,128,657
Interest bearing deposits in banks	6,868	—	—	—	6,868
Federal funds sold	60,635	—	—	—	60,635

Total interest earning assets	$1,789,302	$886,947	$1,628,887	$418,452	$4,723,588

Interest bearing liabilities:
Interest bearing demand accounts (3)	$76,441	$229,322	$713,445	$—	$1,019,208
Savings deposits (3)	830,528	39,416	122,627	—	992,571
Time deposits, $100 or more (4)	140,107	267,309	57,144	—	464,560
Other time deposits	165,610	361,664	159,032	3	686,309
Securities sold under repurchase agreements	604,762	—	—	—	604,762
Other borrowed funds	8,730	—	—	—	8,730
Long-term debt	364	1,094	1,952	1,735	5,145
Subordinated debentures held by subsidiary trusts	67,012	—	36,083	—	103,095

Total interest bearing liabilities	$1,893,554	$898,805	$1,090,283	$1,738	$3,884,380

Rate gap	$(104,252)	$(11,858)	$538,604	$416,714	$839,208
Cumulative rate gap	(104,252)	(116,110)	422,494	839,208
Cumulative rate gap as a percentage of total interest earning assets	-2.21%	-2.46%	8.94%	17.77%	17.77%

(1)	Does not include nonaccrual loans of $31,552.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,209 million, a negative cumulative one year gap of $952 million and a positive cumulative one to five year gap of $422 million.

(4)	Included in the three month to one year category are deposits of $123 million maturing in three to six months.
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

     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2007, our income simulation model predicted net interest income would decrease $343 thousand, or 0.2%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates. As of December 31, 2007, our income simulation model also predicted net interest income would decrease $1.1 million, or 0.5%, assuming a 2% decrease in short-term market interest rates and 1.0% decrease in long-term interest rates. Both scenarios predict that our funding sources will reprice faster than our interest earning assets. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
Recent Accounting Pronouncements
     The expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements — Recent Accounting Pronouncements” included in Part IV, Item 15.
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

     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at December 31, 2007. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management — Interest Rate Risk.”
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	December 31, 2007 Expected Maturity, Principal Repayment or Repricing
	2008	2009	2010	2011	2012	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$249,246	$—	$—	$—	$—	$—	$249,246
Net loans	2,481,777	391,939	265,962	154,731	113,584	81,206	3,489,199
Securities available for sale	282,849	107,593	37,158	86,019	70,053	430,608	1,014,280
Securities held to maturity	11,555	14,106	11,470	8,619	5,956	62,907	114,613
Accrued interest receivable	32,215	—	—	—	—	—	32,215
Mortgage servicing rights	3,176	3,217	2,872	2,391	1,977	9,905	23,538

Total interest-sensitive assets	$3,060,818	$516,855	$317,462	$251,760	$191,570	$584,626	$4,923,091

Interest sensitive liabilities:
Deposits, excluding time	$1,426,732	$304,671	$304,671	$812,458	$—	$—	$2,848,532
Time deposits	944,998	121,310	40,615	16,749	27,897	3	1,151,572
Repurchase agreements	604,762	—	—	—	—	—	604,762
Accrued interest payable	21,104	—	—	—	—	—	21,104
Other borrowed funds	8,730	—	—	—	—	—	8,730
Long-term debt	1,708	1,604	524	147	137	1,350	5,470
Subordinated debentures held by subsidiary trusts	2,580	2,417	2,264	2,121	1,987	93,041	104,410

Total interest-sensitive liabilities	$3,010,614	$430,002	$348,074	$831,475	$30,021	$94,394	$4,744,580

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
Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2007, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our system of internal control over financial reporting for the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, such system of control.
Limitations on Controls and Procedures
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that were not reported.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement and is herein incorporated by reference.
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
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of First Interstate BancSystem’s internal control over financial reporting as of December 31, 2007 included in Managements’ Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ MCGLADREY & PULLEN LLP
Des Moines, Iowa
March 14, 2008

First Interstate Bancsystem, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

December 31,	2007	2006

Assets
Cash and due from banks	$181,743	$187,555
Federal funds sold	60,635	55,427
Interest bearing deposits in banks	6,868	12,809

Total cash and cash equivalents	249,246	255,791

Investment securities:
Available-for-sale	1,014,280	1,012,658
Held-to-maturity (estimated fair values of $114,613 and $112,391 at December 31, 2007 and 2006, respectively)	114,377	111,940

Total investment securities	1,128,657	1,124,598

Loans	3,558,980	3,310,363
Less allowance for loan losses	52,355	47,452

Net loans	3,506,625	3,262,911

Premises and equipment, net	124,041	120,280
Accrued interest receivable	32,215	30,913
Company owned life insurance	67,076	64,705
Mortgage servicing rights, net of accumulated amortization and impairment reserve	21,715	22,644
Goodwill	37,380	37,380
Core deposit intangible, net of accumulated amortization	257	432
Net deferred tax asset	6,741	8,297
Other assets	42,844	46,183

Total assets	$5,216,797	$4,974,134

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$836,753	$888,694
Interest bearing	3,162,648	2,819,817

Total deposits	3,999,401	3,708,511

Securities sold under repurchase agreements	604,762	731,548
Accrued interest payable	21,104	18,872
Accounts payable and accrued expenses	30,117	36,295
Other borrowed funds	8,730	5,694
Long-term debt	5,145	21,601
Subordinated debentures held by subsidiary trusts	103,095	41,238

Total liabilities	4,772,354	4,563,759

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares, no shares issued or outstanding as of December 31, 2007 and 2006	—	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 8,006,041 shares and 8,144,788 shares as of December 31, 2007 and 2006, respectively	29,773	45,477
Retained earnings	416,425	372,039
Accumulated other comprehensive loss, net	(1,755)	(7,141)

Total stockholders’ equity	444,443	410,375

Total liabilities and stockholders’ equity	$5,216,797	$4,974,134

See accompanying notes to consolidated financial statements.

First Interstate Bancsystem, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year Ended December 31,	2007	2006	2005

Interest income:
Interest and fees on loans	$272,482	$245,435	$195,431
Interest and dividends on investment securities:
Taxable	42,660	40,991	30,255
Exempt from federal taxes	4,686	4,441	4,384
Interest on deposits in banks	1,307	360	1,021
Interest on federal funds sold	4,422	2,196	2,766

Total interest income	325,557	293,423	233,857

Interest expense:
Interest on deposits	99,549	73,267	45,587
Interest on federal funds purchased	267	1,649	26
Interest on securities sold under repurchase agreements	21,212	25,278	12,602
Interest on other borrowed funds	161	709	122
Interest on long-term debt	467	1,576	2,480
Interest on subordinated debentures held by subsidiary trusts	4,298	3,481	2,732

Total interest expense	125,954	105,960	63,549

Net interest income	199,603	187,463	170,308
Provision for loan losses	7,750	7,761	5,847

Net interest income after provision for loan losses	191,853	179,702	164,461

Noninterest income:
Other service charges, commissions and fees	24,221	21,906	19,392
Technology services revenues	19,080	15,845	13,304
Service charges on deposit accounts	17,787	17,581	17,294
Wealth managment revenues	11,734	11,176	10,121
Income from the origination and sale of loans	11,245	9,611	8,619
Investment securities gains (losses), net	59	(722)	(3,677)
Gain on sale of equity method investee	—	19,801	—
Other income	8,322	6,921	5,829

Total noninterest income	92,448	102,119	70,882

Noninterest expense:
Salaries, wages and employee benefits	98,134	88,889	80,029
Furniture and equipment	16,229	16,333	15,912
Occupancy, net	14,741	13,300	13,412
Mortgage servicing rights amortization	4,441	4,024	4,614
Mortgage servicing rights impairment expense (recovery)	1,702	1,694	(2,187)
Professional fees	3,338	3,167	2,844
Outsourced technology services	3,116	3,151	2,290
Core deposit intangible amortization	174	772	1,013
Other expenses	36,992	33,383	33,391

Total noninterest expense	178,867	164,713	151,318

Income before income tax expense	105,434	117,108	84,025

Income tax expense	36,793	41,499	29,310

Net income	$68,641	$75,609	$54,715

Basic earnings per share	$8.45	$9.32	$6.84
Diluted earnings per share	8.25	9.11	6.71

See accompanying notes to consolidated financial statements.

First Interstate Bancsystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share and per share data)

				Unearned	Accumulated
	Common			Compensation -	Other	Total
	Shares	Common	Retained	Restricted	Comprehensive	Stockholders’
	Outstanding	Stock	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2004	7,980,300	$36,803	$275,172	$(425)	$(3,224)	$308,326
Comprehensive income:
Net income		—	54,715	—	—	54,715
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $4,703		—	—	—	(7,241)	(7,241)
Less reclassification adjustment for losses included in net income, net of income tax benefit of $1,447		—	—	—	2,230	2,230
Other comprehensive loss						(5,011)
Total comprehensive income						49,704
Common stock transactions:
Common shares retired	(52,021)	(3,296)	—	—	—	(3,296)
Common shares issued	99,638	6,468	—	—	—	6,468
Restricted shares issued	1,500	87	—	(87)	—	—
Restricted shares cancelled	(1,000)	(65)	—	65	—	—
Stock options exercised, net of 11,311 shares tendered in payment of option price and income tax withholding amounts	70,516	2,770	—	—	—	2,770
Tax benefit of stock options		677	—	—	—	677
Amortization of restricted stock awards		—	—	242	—	242
Remeasurement of restricted stock awards		125	—	(125)	—	—
Cash dividends declared:
Common ($1.88 per share)		—	(15,044)	—	—	(15,044)

Balance at December 31, 2005	8,098,933	43,569	314,843	(330)	(8,235)	349,847
Comprehensive income:
Net income		—	75,609	—	—	75,609
Unrealized gains on available-for-sale investment securities, net of income tax expense of $421		—	—	—	648	648
Less reclassification adjustment for losses included in net income, net of income tax benefit of $290		—	—	—	446	446
Other comprehensive income						1,094
Total comprehensive income						76,703
Common stock transactions:
Common shares retired	(128,305)	(9,593)	—	—	—	(9,593)
Common shares issued	76,140	5,829	—	—	—	5,829
Restricted shares issued	1,000	—	—	—	—	—
Stock options exercised, net of 32,467 shares tendered in payment of option price and income tax withholding amounts	97,020	3,306	—	—	—	3,306
Tax benefit of stock options		1,368	—	—	—	1,368
Stock-based compensation expense		1,328	—	—	—	1,328
Reclassification of unearned compensation upon adoption of SFAS No. 123(revised)		(330)	—	330	—	—
Cash dividends declared:
Common ($2.27 per share)		—	(18,413)	—	—	(18,413)

First Interstate Bancsystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Continued)
(In thousands, except share and per share data)

				Unearned	Accumulated
	Common			Compensation -	Other	Total
	Shares	Common	Retained	Restricted	Comprehensive	Stockholders’
	Outstanding	Stock	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2006	8,144,788	$45,477	$372,039	$—	$(7,141)	$410,375
Comprehensive income:
Net income		—	68,641	—	—	68,641
Unrealized gains on available-for-sale investment securities, net of income tax expense of $3,759		—	—	—	5,696	5,696
Less reclassification adjustment for gains, included in net income, net of income tax expense of $23		—	—	—	(36)	(36)
Other comprehensive income						5,660
Total comprehensive income						74,301
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $164		—	—	—	(274)	(274)
Common stock transactions:
Common shares retired	(294,760)	(25,887)	—	—	—	(25,887)
Common shares issued	17,248	1,497	—	—	—	1,497
Stock options exercised, net of 21,309 shares tendered in payment of option price and income tax withholding amounts	138,765	5,074	—	—	—	5,074
Tax benefit of stock-based compensation		2,519	—	—	—	2,519
Stock-based compensation expense		1,093	—	—	—	1,093
Cash dividends declared:
Common ($2.97 per share)		—	(24,255)	—	—	(24,255)

Balance at December 31, 2007	8,006,041	$29,773	$416,425	$—	$(1,755)	$444,443

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$68,641	$75,609	$54,715
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of joint ventures	(243)	176	(492)
Provisions for loan losses	7,750	7,761	5,847
Depreciation	14,145	13,327	13,716
Amortization of core deposit intangibles	174	772	1,013
Amortization of mortgage servicing rights	4,441	4,024	4,614
Net discount accretion on investment securities	(2,393)	(7,825)	(541)
Net loss (gain) on sale of investment securities	(59)	722	3,677
Gain on sale of other real estate owned	(133)	(12)	(276)
Gain on sale of mortgage servicing rights	(996)	—	—
Gain on sale of investment in unconsolidated equity method joint venture	—	(19,801)	—
Loss on disposal of premises and equipment	286	19	326
Write-down of other real estate pending sale/disposal	164	72	—
Increase (decrease) in valuation reserve for mortgage servicing rights	1,702	1,694	(2,187)
Deferred income taxes	(2,180)	(5,723)	1,882
Increase in cash surrender value of company-owned life insurance	(2,371)	(2,158)	(1,902)
Stock-based compensation expense	1,093	1,328	280
Excess tax benefits from stock-based compensation	(2,508)	(1,344)	—
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	(720)	(6,293)	2,188
Increase in accrued interest receivable	(1,302)	(4,811)	(5,535)
Decrease (increase) in other assets	4,758	(10,634)	(2,618)
Increase in accrued interest payable	2,232	5,699	3,656
Increase (decrease) in accounts payable and accrued expenses	(3,185)	9,566	11,171

Net cash provided by operating activities	89,296	62,168	89,534

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(17,995)	(19,589)	(9,301)
Available-for-sale	(1,936,961)	(4,644,632)	(1,973,342)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	15,300	10,899	6,317
Available-for-sale	1,947,408	4,507,790	1,641,837
Proceeds from sales of available-for-sale investment securities	—	49,774	170,325
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	37	(31)	175
Purchases and originations of mortgage servicing rights	(6,821)	(6,246)	(6,919)
Proceeds from sale of mortgage servicing rights	2,603	—	—
Extensions of credit to customers, net of repayments	(254,240)	(275,801)	(305,768)
Recoveries of loans charged-off	2,361	2,451	1,913
Proceeds from sales of other real estate owned	705	850	2,987
Disposition of banking offices, net of cash and cash equivalents	—	(2,540)	—
Proceeds from sale of unconsolidated equity method joint venture	—	19,853	—
Capital expenditures, net of sales	(17,957)	(13,109)	(10,123)
Capital contributions to unconsolidated subsidiaries and joint ventures	(1,857)	—	(2,800)

Net cash used in investing activities	(267,417)	(370,331)	(484,699)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

Year Ended December 31,	2007	2006	2005

Cash flows from financing activities:
Net increase in deposits	$290,890	$163,991	$225,909
Net increase (decrease) in federal funds purchased and repurchase agreements	(126,786)	211,330	70,519
Net increase (decrease) in other borrowed funds	3,036	(1,801)	(500)
Borrowings of long-term debt	—	4,100	15,000
Repayment of long-term debt	(16,456)	(37,153)	(22,272)
Net decrease in debt issuance costs	98	37	41
Proceeds from issuance subordinated debentures held by subsidiary trusts	61,857	—	—
Proceeds from issuance of common stock	6,571	9,135	9,877
Excess tax benefits from stock-based compensation	2,508	1,344	—
Purchase and retirement of common stock	(25,887)	(9,593)	(3,296)
Dividends paid to stockholders	(24,255)	(18,413)	(15,044)

Net cash provided by financing activities	171,576	322,977	280,234

Net increase (decrease) in cash and cash equivalents	(6,545)	14,814	(114,931)
Cash and cash equivalents at beginning of year	255,791	240,977	355,908

Cash and cash equivalents at end of year	$249,246	$255,791	$240,977

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a full range of banking services to individuals, businesses, municipalities and other entities throughout Montana and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment and insurance services through its bank subsidiary and technology services through a nonbank subsidiary. The Company is subject to competition from other financial institutions, nonbank financial companies and technology service providers, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.
As described in Note 25-Subsequent Events, the Company completed the acquisition of two banks and a related data services company on January 10, 2008. The acquired entities provide a full range of banking services to individuals, businesses, municipalities and other entities in western South Dakota.
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”); i_Tech Corporation (“i_Tech”); FI Reinsurance Ltd.; First Interstate Insurance Agency, Inc.; Commerce Financial, Inc.; FIB, LLC; and, FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2006 and 2005 to conform to the 2007 presentation.
Equity Method Investments. The Company has an investment in a joint venture that is not consolidated because the Company does not own a majority voting interest, control the operations or receive a majority of the losses or earnings of the joint venture. This joint venture is accounted for using the equity method of accounting whereby the Company initially records its investment at cost and then subsequently adjusts the cost for the Company’s proportionate share of distributions and earnings or losses of the joint venture.
Variable Interest Entities. The Company’s wholly-owned business trusts, First Interstate Statutory Trust (“FIST”), FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”) and FI Capital Trust IV (“Trust IV”), are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of FIST, Trust I, Trust II, Trust III and Trust IV are not included in the accompanying consolidated financial statements, and are instead accounted for using the equity method of accounting.
Assets Held in Fiduciary or Agency Capacity. The Company holds certain trust assets in a fiduciary or agency capacity. The Company also purchases and sells federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill and mortgage servicing rights and the fair values of other financial instruments.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months.
The Company maintained compensating balances of approximately $30,000 with the Federal Reserve Bank to reduce service charges for check clearing services at December 31, 2007 and 2006.

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
The Company invests in securities on behalf of certain officers and directors of the Company who have elected to participate in the Company’s deferred compensation plans. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other noninterest income.
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
Loan origination fees, prepaid interest and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using a level yield method over the expected lives of the related loans. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of nonperformance.
Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Residential mortgages held for sale were $26,080 and $25,360 as of December 31, 2007 and 2006, respectively.
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
Goodwill. The excess purchase price over the fair value of net assets from acquisitions (“goodwill”) is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2007 and 2006, all goodwill is attributable to the Company’s community banking operating segment. No impairment losses were recognized during 2007, 2006 or 2005.
Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated useful lives of the related deposits of 10 years. Accumulated core deposit intangibles amortization was $11,735 as of December 31, 2007 and $11,561 as of December 31, 2006. Amortization expense related to core deposit intangibles recorded as of December 31, 2007 is expected to total $126, $83, $34, $10 and $5 in 2008, 2009, 2010, 2011 and 2012, respectively.
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
Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 50 years for buildings and improvements and 2.5 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost.
Company Owned Life Insurance. Company owned life insurance policies are recorded at their cash surrender value. Increases in cash surrender value of the policies, as well as insurance proceeds received, are recorded as other noninterest income, and are not subject to income taxes.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized during 2007, 2006 or 2005.
Other Real Estate Owned. Real estate acquired in satisfaction of loans (“OREO”) is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling costs. OREO of $928 and $529 as of December 31, 2007 and 2006, respectively, is included in other assets.
Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) of $12,746 as of December 31, 2007 and 2006, are included in other assets at par value.

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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.
Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.
Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. In addition to net income, the Company’s comprehensive income includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and pension liability adjustments.
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
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,892, $2,728 and $2,675 in 2007, 2006 and 2005, respectively.
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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment,” using the modified prospective method of transition. Under the modified prospective method of transition, compensation expense is recognized for all unvested stock options granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments awarded after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). Stock-based compensation expense of $1,093, $1,328 and $289 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2007, 2006 and 2005 were $418, $508 and $111, respectively. In accordance with the modified prospective transition method, prior periods have not been restated to reflect the impact of adopting SFAS No. 123 (revised). Therefore, the results for fiscal 2005 are not directly comparable to 2006 and 2007.
The provisions of SFAS No. 123 (revised) also require that tax benefits resulting from tax deductions in excess of compensation costs recognized for stock options exercised (“excess tax benefits”) be classified as financing cash flows. Prior to the adoption of SFAS No. 123 (revised), these excess tax benefits were classified as operating cash flows.
Prior to the adoption of SFAS 123 (revised), the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the provisions of APB 25, restricted stock awards were accounted for using variable plan accounting whereby compensation expense or benefit was recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.
As a result of adopting the provisions of SFAS No. 123 (revised) on January 1, 2006, the Company recognized additional share-based compensation expense of $879, or $543 net of income tax benefit, in 2006. This increase in share-based compensation expense resulted in a $0.07 decrease in both basic and diluted earnings per share in 2006.
The following table sets forth pro forma net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised) to awards granted under the Company’s share-based compensation plans prior to the adoption of this standard.

December 31,	2005

Net income as reported	$54,715
Deduct: total share-based employee compensation expense determined under a fair value method for all awards, net of taxes	439

Pro forma net income	$54,276

Basic earnings per share, as reported	$6.84
Pro forma basic earnings per share	$6.78

Diluted earnings per share, as reported	$6.71
Pro forma diluted earnings per share	$6.66

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2)	REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2007, the Company exceeded all capital adequacy requirements to which it is subject.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2007 and 2006 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total risk-based capital:
Consolidated	$557,278	13.6%	$326,755	8.0%	Not Applicable
FIB	437,440	10.8	323,173	8.0	$403,966	10.0%

Tier 1 risk-based capital:
Consolidated	506,207	12.4	163,377	4.0	Not Applicable
FIB	389,921	9.6	161,586	4.0	$242,380	6.0%
Leverage capital ratio:
Consolidated	506,207	9.9	163,377	4.0	Not Applicable
FIB	389,921	7.6	161,586	4.0	$242,380	5.0%

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total risk-based capital:
Consolidated	$464,821	11.9%	$311,732	8.0%	Not Applicable
FIB	433,298	11.2	307,914	8.0	$387,393	10.0%
Tier 1 risk-based capital:
Consolidated	417,369	10.7	155,866	4.0	Not Applicable
FIB	385,846	10.0	154,957	4.0	$232,436	6.0%
Leverage capital ratio:
Consolidated	417,369	8.6	155,866	4.0	Not Applicable
FIB	385,846	8.0	154,957	4.0	$232,436	5.0%

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)	INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:
Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$451,079	$1,714	$(173)	$452,620
Other mortgage-backed securities	565,584	1,863	(5,790)	561,657
Mutual funds	3	—	—	3

Total	$1,016,666	$3,577	$(5,963)	$1,014,280

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

State, county and municipal securities	$113,610	$710	$(474)	$113,846
Other securities	767	—	—	767

Total	$114,377	$710	$(474)	$114,613

Gross gains of $59 were realized on the sale of available-for-sale securities in 2007. No gross losses were realized on the sale of available-for-sale investment securities in 2007.
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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006.
Available-for-Sale

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$14,995	$(1)	$100,510	$(172)	$115,505	$(173)
Other mortgage-backed securities	50,956	(251)	254,225	(5,539)	305,181	(5,790)

Total	$65,951	$(252)	$354,735	$(5,711)	$420,686	$(5,963)

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses

State, county and municipal securities	$19,206	$(187)	$21,065	$(287)	$40,271	$(474)

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$315,208	$(149)	$208,937	$(2,727)	$524,145	$(2,876)
Other mortgage-backed securities	67,486	(600)	319,137	(8,683)	386,623	(9,283)

Total	$382,694	$(749)	$528,074	$(11,410)	$910,768	$(12,159)

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses

State, county and municipal securities	$18,867	$(183)	$10,374	$(218)	$29,241	$(401)

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of December 31, 2007 and 2006 related primarily to fluctuations in the current interest rates. As of December 31, 2007, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. No impairment losses were recorded during 2007, 2006 or 2005.
Maturities of investment securities at December 31, 2007 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2007	Cost	Fair Value	Cost	Fair Value

Within one year	$282,112	$281,497	$11,489	$11,555
After one but within five years	480,955	480,492	39,783	40,150
After five years but within ten years	157,447	156,806	18,760	18,849
After ten years	96,149	95,482	44,345	44,059

Total	1,016,663	1,014,277	114,377	114,613
Mutual funds with no stated maturity	3	3	—	—

Total	$1,016,666	$1,014,280	$114,377	$114,613

At December 31, 2007, the Company had investment securities callable within one year with amortized costs and estimated fair values of $169,743 and $170,418, respectively. These investment securities are primarily classified as available-for-sale and included in the after one but within five years category in the table above.
Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2007 and 2006, the Company had variable rate securities with amortized costs of $466 and $603, respectively.
There are no significant concentrations of investments at December 31, 2007, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.
Investment securities with amortized cost of $909,241 and $1,040,274 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2007 and 2006 was $907,007 and $1,028,738, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)	LOANS
Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2007	2006

Real estate loans:
Residential	$419,001	$402,468
Agricultural	142,256	137,659
Commercial	1,018,831	937,695
Construction	664,272	579,603
Mortgage loans originated for sale	26,080	25,360

Total real estate loans	2,270,440	2,082,785

Consumer:
Indirect consumer loans	373,457	370,016
Credit card loans	68,136	60,569
Other consumer loans	166,409	175,273

Total consumer loans	608,002	605,858

Commercial	593,669	542,325
Agricultural	81,890	76,644
Other loans, including overdrafts	4,979	2,751

Total loans	$3,558,980	$3,310,363

At December 31, 2007, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.
Nonaccrual loans were $31,552 and $14,764 at December 31, 2007 and 2006, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,712, $1,135 and $1,179 during the years ended December 31, 2007, 2006 and 2005, respectively. Loans contractually past due ninety days or more aggregating $2,171 on December 31, 2007 and $1,769 on December 31, 2006 were on accrual status. These loans are deemed adequately secured and in the process of collection.
Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

December 31,	2007		2006
	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Reserves

Impaired loans
With specific loan loss reserves assigned	$7,492	$2,831	$3,782	$1,855
With no specific loan loss reserves assigned	24,471	—	11,002	—

Total impaired loans	$31,963	$2,831	$14,784	$1,855

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was approximately $22,065, $15,335 and $17,841, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2007, 2006 and 2005 would have been approximately $1,728, $1,162 and $1,197, respectively. At December 31, 2007, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.
Most of the Company’s business activity is with customers within the states of Montana and Wyoming. Loans where the customers or related collateral are out of the Company’s trade area are not significant.
(5)	ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2007	2006	2005

Balance at beginning of year	$47,452	$42,450	$42,141
Provision charged to operating expense	7,750	7,761	5,847
Less loans charged-off	(5,208)	(5,210)	(7,451)
Add back recoveries of loans previously charged-off	2,361	2,451	1,913

Balance at end of year	$52,355	$47,452	$42,450

(6)	PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2007	2006

Land	$18,279	$18,277
Buildings and improvements	122,853	114,776
Furniture and equipment	73,352	68,874

	214,484	201,927
Less accumulated depreciation	(90,443)	(81,647)

Premises and equipment, net	$124,041	$120,280

The Parent Company and a FIB branch office lease premises from an affiliated partnership (see Note 22).
(7)	MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2007	2006	2005

Balance at beginning of year	$26,788	$24,581	$22,292
Sales of mortgage servicing rights	(1,607)	—	—
Purchases of mortgage servicing rights	311	1,660	1,578
Originations of mortgage servicing rights	6,510	4,586	5,341
Amortization expense	(4,441)	(4,024)	(4,614)
Write-off of permanent impairment	—	(15)	(16)

Balance at end of year	27,561	26,788	24,581
Less valuation reserve	(5,846)	(4,144)	(2,465)

Balance at end of year	$21,715	$22,644	$22,116

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
At December 31, 2007, the estimated fair value and weighted average life of the Company’s mortgage servicing rights were $23,538 and 5.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.00% to 21.00% and monthly prepayment speeds ranging from 0.7% to 2.9% depending upon the risk characteristics of the underlying loans. The Company recorded as other expense impairment charges of $1,702 and $1,694 in 2007 and 2006, respectively, and impairment reversals of $2,187 in 2005. Permanent impairment of $15 and $16 was charged against the carrying value of mortgage servicing rights in 2006 and 2005, respectively. No permanent impairment was recorded in 2007.
Principal balances of mortgage loans underlying mortgage servicing rights of approximately $1,938,180 and $2,045,437 at December 31, 2007 and 2006, respectively, are not included in the accompanying consolidated financial statements.
(8)	COMPANY OWNED LIFE INSURANCE
Company owned life insurance consists of the following:

December 31,	2007	2006

Key executive, principal shareholder	$4,224	$4,124
Key executive split dollar	3,968	3,856
Group life	58,884	56,725

Total	$67,076	$64,705

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,224 and $4,124 at December 31, 2007 and 2006, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $3,968 and $3,856 at December 31, 2007 and 2006, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide postretirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $58,884 and $56,725 at December 31, 2007 and 2006, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(9)	DEPOSITS
Deposits are summarized as follows:

December 31,	2007	2006

Noninterest bearing demand	$836,753	$888,694

Interest bearing:
Demand	1,019,208	964,312
Savings	992,571	798,497
Time, $100 and over	464,560	408,813
Time, other	686,309	648,195

Total interest bearing	3,162,648	2,819,817

Total deposits	$3,999,401	$3,708,511

Maturities of time deposits at December 31, 2007 are as follows:

	Time, $100
	and Over	Total Time

2008	$407,417	$934,690
2009	34,433	122,570
2010	10,136	42,119
2011	4,776	17,668
2012	7,798	33,819
Thereafter	—	3

Total	$464,560	$1,150,869

Interest expense on time deposits of $100 or more was $21,634, $15,291 and $10,694 for the years ended December 31, 2007, 2006 and 2005, respectively.
(10)	INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2007	2006	2005

Current:
Federal	$34,669	$42,014	$24,385
State	4,304	5,208	3,043

Total current	38,973	47,222	27,428

Deferred:
Federal	(2,031)	(5,005)	1,698
State	(149)	(718)	184

Total deferred	(2,180)	(5,723)	1,882

Balance at end of year	$36,793	$41,499	$29,310

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2007, 2006 and 2005 to income before income taxes as a result of the following:

Year ended December 31,	2007	2006	2005

Tax expense at the statutory tax rate	$36,902	$40,988	$29,409
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,434)	(2,915)	(2,651)
State income tax, net of federal income tax benefit	2,632	2,919	2,098
Amortization of nondeductible intangibles	28	28	28
Other, net	665	479	426

Tax expense at effective tax rate	$36,793	$41,499	$29,310

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2007	2006

Deferred tax assets:
Loans, principally due to allowance for loan losses	$18,182	$16,938
Employee benefits	3,693	3,126
Investment securities, unrealized losses	904	4,640
Other	329	556

Deferred tax assets	23,108	25,260

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(3,127)	(4,718)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(902)	(969)
Prepaid amounts	(1,333)	(958)
Government agency stock dividends	(2,051)	(2,046)
Goodwill and core deposit intangibles	(3,214)	(2,780)
Mortgage servicing rights	(5,156)	(5,000)
Other	(584)	(492)

Deferred tax liabilities	(16,367)	(16,963)

Net deferred tax assets	$6,741	$8,297

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.
The Company had current income taxes receivable of $1,711 at December 31, 2007 and income taxes payable of $6,679 at December 31, 2006, which are included in accrued expenses.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2007	2006

Subsidiaries:
3.01% note payable to FHLB, principal and interest due monthly through March 5, 2010	3,237	4,666
Various notes payable to FHLB, principal and interest due monthly at various rates and maturities (weighted average rate of 2.96% at December 31, 2006)	—	15,000
8.00% capital lease obligation with term ending October 25, 2029	1,908	1,935

Total long-term debt	$5,145	$21,601

Maturities of long-term debt at December 31, 2007 are as follows:

2008	$1,458
2009	1,460
2010	415
2011	37
2012	40
Thereafter	1,735

Total	$5,145

The Company’s long-term debt agreements contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, the sale and issuance of common stock, and the amount of dividends payable to shareholders. The Company was in compliance with all such covenants as of December 31, 2007.
The Company has a $25,000 unsecured revolving term loan with its primary lender. As of December 31, 2007 and 2006, there were no advances on the loan. The revolving facility was terminated on January 10, 2008. See Note 25-Subsequent Events for additional information.
The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $166,014 subject to collateral availability. As of December 31, 2007 and 2006, FHLB advances totaled $3,237 and $19,666, respectively.
The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,908 and $1,935 as of December 31, 2007 and 2006, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of other borrowed funds, all of which mature within one year:

December 31,	2007	2006

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (3.6% interest rate at December 31, 2007)	$8,730	$5,694

The Company has federal funds lines of credit with third parties amounting to $181,750, subject to funds availability. These lines are subject to cancellation without notice.
(12)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors five wholly-owned business trusts, FIST, Trust I, Trust II, Trust III and Trust IV (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $100,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $3,095 of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company. A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding
		as of December 31,
Issuance	Maturity Date	2007	2006

March 2003	March 26, 2033	$41,238	$41,238
October 2007	January 1, 2038	10,310	—
November 2007	December 15, 2037	15,464	—
December 2007	December 15, 2037	20,619	—
December 2007	April 1, 2038	15,464	—

Total subordianted debentures held by subsidiary trusts		$103,095	$41,238

In March 2003, the Company issued $41,238 of Subordinated Debentures to FIST. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2007 and 2006, interest rate on the Subordinated Debentures was 8.01% and 8.52%, respectively.
In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2007, the interest rate on the Subordinated Debentures was 7.21%.
In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bear interest at a fixed rate of 7.50% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.
In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bear interest at a fixed rate of 6.88% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum.
In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2007, the interest rate on the Subordinated Debentures was 7.64%.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Subordinated Debentures are unsecured with interest distributions payable quarterly. The Company may defer the payment of interest at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares is restricted. The Subordinated Debentures may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.
The terms of the Trust Preferred Securities are identical to those of the Subordinated Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity dates or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Trust Preferred Securities qualify as tier 1 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines.
In January 2008, the Company formed two additional business trusts for the exclusive purpose of issuing Trust Preferred Securities and using the proceeds to purchase Subordinated Debentures issued by the Parent Company. See Note 25 – Subsequent Events for additional information.
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
The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and the 2004 Restricted Stock Award Plan (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2007, there were 585,524 common shares available for future grant under the 2006 Plan.
Stock Options. All options granted have an exercise price equal to the minority appraised value of the Company’s common stock at the date of grant, may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee and can be exercised for periods of up to ten years from the date of grant. Stock issued upon exercise of options is generally subject to a shareholder agreement prohibiting transfer of the stock for a period of six months following the exercise. In addition, the shareholder agreement grants the Company a right of first refusal to repurchase the stock at the then current minority appraised value and provides the Company a right to call some or all of the stock under certain conditions.
Compensation expense related to stock option awards of $996, $935 and $47 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2007, 2006 and 2005, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The weighted average grant date fair value of options granted was $7.89, $5.95 and $6.03 during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2007	2006	2005

Expected volatility	5.23%	5.87%	8.40%
Expected dividend yield	2.95%	3.01%	3.05%
Risk-free interest rate	4.80%	4.51%	4.19%
Expected life of options (in years)	6.2	6.2	8.5

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The Company has elected to use the “simplified” method to estimate expected life until its analysis of historical exercise and post-vesting employment termination behaviors is refined. Expected volatility is based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options in 2007 and 2006 and the contractual option term in 2005.
The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2007:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options, beginning of year	840,199	$50.00
Granted	153,343	83.16
Exercised	(160,074)	43.31
Forfeited	(3,412)	72.52
Expired	(187)	76.68

Outstanding options, end of year	829,869	$57.33	5.98 years

Outstanding options exercisable, end of year	633,326	$52.10	5.21 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2007 was $22,594. The total intrinsic value of options exercised was $6,631, $3,630 and $1,752 during the years ended December 31, 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $2,536, $1,368 and $677 for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from stock option exercises during the years ended December 31, 2007, 2006 and 2005 was $5,074, $3,306 and $2,770, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2007 follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options, beginning of year	180,399	$5.76
Granted	107,281	7.89
Vested	(87,725)	6.40
Forfeited	(3,412)	6.87

Nonvested stock options, end of year	196,543	$6.97

As of December 31, 2007, there was $796 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during 2007 was $854.
Restricted Stock Awards. Common stock issued under the Company’s restricted stock plans may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting period, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. Common stock issued under the Company’s restricted stock plans is also subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares at the then current minority appraised value and providing the Company a right to call some or all of the vested shares under certain circumstances.
The fair value of restricted stock awards, based on the most recent quarterly minority appraised value of the Company’s common stock at the date of grant, is being amortized as compensation expense on a straight-line basis over the period restrictions lapse. Compensation expense related to restricted share awards of $97, $393 and $242 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.
The following table presents information regarding the Company’s restricted stock as of December 31, 2007:

		Weighted-Average
	Number of	Measurement Date
	Shares	Fair Value

Restricted stock, beginning of year	11,500	$68.57
Vested	(9,500)	82.50

Restricted stock, end of year	2,000	$65.00

As of December 31, 2007, there was $52 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a weighted-average period of 1.7 years.
(14)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $2,816, $3,097 and $2,048 in 2007, 2006 and 2005, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $3,243, $2,947 and $2,736 in 2007, 2006 and 2005, respectively.
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
As of December 31, 2007, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans-and amendment of FASB Statements No. 87, 88, 106 and 132(R).” The effect of the adoption of SFAS No. 158 on individual consolidated balance sheet line items at December 31, 2007 was not significant. The Plan’s unfunded benefit obligation of $926 and $836 at December 31, 2007 and 2006, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $130 and $174 for the years ended December 31, 2007 and 2006, respectively, are included in salaries, wages and employee benefits expense in the Company’s consolidated statements of income.
Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2007 and 2006, and the net periodic benefit costs for the years then ended, included a discount rate of 5.8% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate did not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $91, $94, $102, $97, $85 and $366 for 2008, 2009, 2010, 2011, 2012, and 2013 through 2017, respectively.
At December 31, 2007, the Company had accumulated other comprehensive loss related to the adoption of SFAS No. 158 of $439, or $274 net of related income tax benefit, comprised of net actuarial gains of $309 and unamortized transition asset of $748. The Company estimates $40 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2008.
(15)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $1,713 and $2,084 as of December 31, 2007 and 2006, respectively.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,224 in 2007, $3,166 in 2006 and $3,358 in 2005.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007, are as follows:

		Related
	Third	Partnership
	Parties	(See Note 22)	Total

For the year ending December 31:
2008	$2,115	$1,989	$4,104
2009	2,118	1,906	4,024
2010	1,787	1,726	3,513
2011	1,629	1,649	3,278
2012	1,276	1,538	2,814
Thereafter	7,825	3,997	11,822

Total	$16,750	$12,805	$29,555

(16)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to existing and new borrowers approximated $1,112,651 at December 31, 2007, which included $313,621 on unused credit card lines and $302,489 with commitment maturities beyond one year. Commitments to extend credit to existing and new borrowers approximated $1,027,710 at December 31, 2006, which included $297,481 on unused credit card lines and $270,624 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2007 and 2006, the Company had outstanding stand-by letters of credit of $105,667 and $93,046, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

(17)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

At December 31, 2007, 90.6% of common shares held by shareholders are subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred, except in limited circumstances, without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held by officers, directors and employees are subject to repurchase under certain conditions.

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
(18) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

For the year ended December 31,	2007	2006	2005

Net income basic and diluted	$68,641	$75,609	$54,715

Average outstanding shares — basic	8,126,804	8,112,610	8,001,682
Add effect of dilutive stock options	195,676	191,380	147,655

Average outstanding shares — diluted	8,322,480	8,303,990	8,149,337

Basic earnings per share	$8.45	$9.32	$6.84

Diluted earnings per share	$8.25	$9.11	$6.71

The Company had 137,092 and 10,732 stock options outstanding that were antidilutive as of December 31, 2007 and 2006, respectively. There were no outstanding stock options that were antidilutive for the year ended December 31, 2005.
(19)	ACQUISITIONS AND DISPOSITIONS

On January 27, 2006, the Company completed the sale of the net assets of a branch banking office. Included in the sale were loans of approximately $527 and deposits of approximately $3,070. In conjunction with the sale, the Company wrote-off goodwill of $10. A gain of $78 was recognized on the sale.

On December 7, 2006, the Company sold its equity interest in an unconsolidated joint venture. Aggregate consideration for the sale was $21,242, of which $19,853 was received in cash and $1,389 was placed in escrow to offset purchase price adjustments related to working capital (“Working Capital Escrow”) and indemnify potential loss claims (“Indemnity Escrow”) pursuant to the terms of the purchase agreement. At the date of sale, the Company’s equity investment was $192. A net gain of $19,801 was recognized on the sale and a receivable of $151 was recorded for the Working Capital Escrow funds. Indemnity Escrow funds in excess of claims will be recognized as income when the Company becomes entitled to them, with final distribution of remaining Indemnity Escrow funds to occur no later than March 7, 2008. As of December 31, 2007, no loss claims had been received.

On September 18, 2007, the Company entered into an agreement to purchase all of the outstanding stock of two banks and a related data services company. The acquisition was completed in January 2008. See Note 25 — Subsequent Events for additional information.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(20)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2007	2006

Condensed balance sheets:
Cash and cash equivalents	$8,443	$29,305
Investment securities available-for-sale	99,977	—
Investment in subsidiaries, at equity:
Bank subsidiary	424,108	417,528
Nonbank subsidiaries	8,454	7,779

Total investment in subsidiaries	432,562	425,307

Premises and equipment	1,765	1,991
Other assets	20,400	18,423

Total assets	$563,147	$475,026

Other liabilities	$8,923	$17,256
Advances from nonbank subsidiaries, net	6,686	6,157
Long-term debt	—	—
Subordinated debentures held by subsidiary trusts	103,095	41,238

Total liabilities	118,704	64,651
Stockholders’ equity	444,443	410,375

Total liabilities and stockholders’ equity	$563,147	$475,026

Years Ended December 31,	2007	2006	2005

Condensed statements of income:
Dividends from subsidiaries	$74,548	$28,866	$27,550
Other interest income	71	172	35
Other income, primarily management fees from subsidiaries	9,625	8,155	6,380
Gain on sale of unconsolidated equity method joint venture	—	19,801	—

Total income	84,244	56,994	33,965

Salaries and benefits	10,687	10,052	7,580
Interest expense	4,588	4,031	3,673
Other operating expenses, net	6,475	6,399	6,134

Total expenses	21,750	20,482	17,387

Earnings before income tax benefit	62,494	36,512	16,578
Income tax expense (benefit)	(4,812)	2,522	(4,192)

Income before undistributed earnings of subsidiaries	67,306	33,990	20,770
Undistributed earnings of subsidiaries	1,335	41,619	33,945

Net income	$68,641	$75,609	$54,715

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2007	2006	2005

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$68,641	$75,609	$54,715
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,335)	(41,619)	(33,945)
Depreciation and amortization	227	245	242
Provision for deferred income taxes	(539)	(59)	220
Stock-based compensation expense	1,093	1,239	234
Excess tax benefits from stock-based compensation	(2,485)	(1,344)	—
Gain on sale of unconsolidated equity method joint venture	—	(19,801)	—
Other, net	(8,286)	7,102	(1,212)

Net cash provided by operating activities	57,316	21,372	20,254

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(99,931)	—	—
Capital expenditures, net of sales	(47)	(8)	—
Capitalization of subsidiaries	(2,117)	(400)	(180)
Disposition of unconsolidated equity method joint venture	—	19,853	—

Net cash provided by (used in) investing activities	(102,095)	19,445	(180)

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	529	2,219	(312)
Borrowings of long-term debt	—	4,100	11,500
Repayments of long-term debt	—	(8,700)	(17,320)
Proceeds from issuance subordinated debentures	61,857	—	—
Debt issuance costs, net	98	37	41
Excess tax benefits from stock-based compensation	2,485	1,344	—
Dividends paid on common stock	(24,255)	(18,413)	(15,044)
Payments to retire common stock	(25,887)	(9,593)	(3,296)
Proceeds from issuance of common stock	9,090	10,503	9,877

Net cash provided by (used in) financing activities	23,917	(18,503)	(14,554)

Net change in cash and cash equivalents	(20,862)	22,314	5,520
Cash and cash equivalents, beginning of year	29,305	6,991	1,471

Cash and cash equivalents, end of year	$8,443	$29,305	$6,991

Noncash Investing and Financing Activities — During 2005, the Company transferred $9 from accrued liabilities to common stock in conjunction with exercise of stock options. There were no noncash investing or financing activities in 2007 or 2006.
(21)	SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid cash of $45,233, $42,984 and $23,079 for income taxes during 2007, 2006 and 2005, respectively. The Company paid cash of $123,722, $100,273 and $59,893 for interest during 2007, 2006 and 2005, respectively.

The Company transferred loans of $1,135, $348 and $1,284 to other real estate owned in 2007, 2006 and 2005, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In conjunction with the sale of the net assets of a branch banking office in 2006, the Company divested assets and liabilities with book values of $542 and $3,082, respectively.
During 2005, the Company transferred accrued liabilities of $9 to common stock in conjunction with the exercise of stock options. No transfers were made from accrued liabilities to common stock during 2007 or 2006.
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

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $24,974 at December 31, 2007 and $22,183 at December 31, 2006. During 2007, new loans and advances on existing loans of $28,204, were funded and loan repayments totaled $25,713. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2007, loans of $300 were added due to changes in related parties from the prior year.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest. Total rent, including common area maintenance, paid to the partnership was $1,911 in 2007, $1,829 in 2006 and $1,776 in 2005.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $340, $357, and $349 in 2007, 2006 and 2005, respectively.

The Company leases aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays all of the third-party operating expenses of the aircraft, which totaled approximately $325, $246 and $228 in 2007, 2006 and 2005, respectively. In addition to paying the third-party operating expenses, the Company paid $168, $68 and $36 for use of the aircraft and received reimbursement of $161, $77 and $32 from the chairman for his personal use of the aircraft during 2007, 2006 and 2005, respectively.

The Company purchases services from a company in which seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 17.1%. The Company paid fees and reimbursed out-of-pocket costs of $384, $336 and $365 in 2007, 2006 and 2005, respectively. Services provided for the Company’s benefit include majority shareholder education and communication, strategic enterprise planning and corporate governance consultation.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(23)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loan, floating rate subordinated debentures, and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to reflect fair values. The fair values of notes payable to the FHLB, fixed rate subordinated debentures and capital lease obligations are estimated by discounting future cash flows using current rates for advances with similar characteristics.
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
A summary of the estimated fair values of financial instruments follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$249,246	$249,246	$255,791	$255,791
Investment securities available-for-sale	1,014,280	1,014,280	1,012,658	1,012,658
Investment securities held-to-maturity	114,377	114,613	111,940	112,391
Net loans	3,506,625	3,489,199	3,262,911	3,221,291
Accrued interest receivable	32,215	32,215	30,913	30,913
Mortgage servicing rights, net	21,715	23,538	22,644	23,378

Total financial assets	$4,938,458	$4,923,091	$4,696,857	$4,656,422

Financial liabilities:
Total deposits, excluding time deposits	$2,848,532	$2,848,532	$2,651,503	$2,651,503
Time deposits	1,150,869	1,151,572	1,057,008	1,052,256
Securities sold under repurchase agreements	604,762	604,762	731,548	731,548
Accrued interest payable	21,104	21,104	18,872	18,872
Other borrowed funds	8,730	8,730	5,694	5,694
Long-term debt	5,145	5,470	21,601	22,177
Subordinated debentures held by subsidiary trusts	104,410	103,095	41,238	41,238

Total financial liabilities	$4,743,552	$4,743,265	$4,527,464	$4,523,288

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(24)	SEGMENT REPORTING

Selected operating segment information as of and for the years ended December 31, 2007, 2006 and 2005 follows.

The Other category includes the net funding cost and other expenses of the Parent Company, the operational results of consolidated nonbank subsidiaries (except Technology Services) and intercompany eliminations.

	Community	Technology
For the year ended December 31, 2007	Banking	Services	Other	Total

Net interest income (expense)	$202,653	$190	$(3,240)	$199,603
Provision for loan losses	7,750	—	—	7,750

Net interest income after provision	194,903	190	(3,240)	191,853

Noninterest income:
External sources	72,681	19,080	687	92,448
Internal sources	1	12,675	(12,676)	—

Total noninterest income	72,682	31,755	(11,989)	92,448

Noninterest expense	157,199	25,805	(4,137)	178,867

Income (loss) before taxes	110,386	6,140	(11,092)	105,434
Income tax expense (benefit)	39,142	2,434	(4,783)	36,793

Net income (loss)	$71,244	$3,706	$(6,309)	$68,641

Depreciation and core deposit intangibles amortization (1)	$14,092	$—	$227	$14,319

Total assets as of December 31, 2007	$5,091,252	$7,120	$118,425	$5,216,797

Investment in equity method investees as of December 31, 2007	$5,772	$—	$—	$5,772

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Community	Technology
For the year ended December 31, 2006	Banking	Services	Other	Total

Net interest income (expense)	$191,073	$162	$(3,772)	$187,463
Provision for loan losses	7,761	—	—	7,761

Net interest income after provision	183,312	162	(3,772)	179,702

Noninterest income:
External sources	65,341	15,845	20,933	102,119
Internal sources	1	13,535	(13,536)	—

Total noninterest income	65,342	29,380	7,397	102,119

Noninterest expense	145,504	23,317	(4,108)	164,713

Income before taxes	103,150	6,225	7,733	117,108
Income tax expense	36,459	2,464	2,576	41,499

Net income	$66,691	$3,761	$5,157	$75,609

Depreciation and core deposit intangibles amortization (1)	$13,853	$—	$246	$14,099

Total assets as of December 31, 2006	$4,949,955	$7,141	$17,038	$4,974,134

Investment in equity method investees as of December 31, 2006	$5,439	$—	$—	$5,439

	Community	Technology
For the year ended December 31, 2005	Banking	Services	Other	Total

Net interest income (expense)	$173,777	$101	$(3,570)	$170,308
Provision for loan losses	5,847	—	—	5,847

Net interest income after provision	167,930	101	(3,570)	164,461

Noninterest income:
External sources	56,856	13,304	722	70,882
Internal sources	2	13,910	(13,912)	—

Total noninterest income	56,858	27,214	(13,190)	70,882

Noninterest expense	136,312	20,371	(5,365)	151,318

Income (loss) before taxes	88,476	6,944	(11,395)	84,025
Income tax expense (benefit)	30,726	2,751	(4,167)	29,310

Net income (loss)	$57,750	$4,193	$(7,228)	$54,715

Depreciation and core deposit intangibles amortization (1)	$14,487	$—	$242	$14,729

Total assets as of December 31, 2005	$4,540,307	$5,293	$16,713	$4,562,313

Investment in equity method investees as of December 31, 2005	$5,457	$—	$500	$5,957

(1)	The Technology Services line of business does not record depreciation or amortization expense as it leases all equipment from the Community Banking line of business.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(25)	SUBSEQUENT EVENTS

On January 10, 2008, the Company completed the acquisition of all of the outstanding stock of The First Western Bank Sturgis, Sturgis, South Dakota, First Western Bank, Wall, South Dakota, and First Western Data, Inc., a South Dakota corporation, from Christen Group, Inc., formerly known as First Western Bancorp, Inc. As of the acquisition date, the historical carrying values of total assets, total loans and total deposits acquired were $908,241, $728,777 and $809,990, respectively. Consideration for the acquisition of $248,081, consisted of cash of $198,081 and 5,000 shares of newly issued 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000.

The Series A Preferred Stock was sold to the Christen Group, Inc., an accredited investor, in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share. The Company may redeem all or part of the Series A Preferred Stock at any time after the fifth anniversary of the date issued at a redemption price of $10,000 per share plus all accrued and unpaid dividends. Following the tenth anniversary of the date issued, the Series A Preferred Stock may be converted, at the option of the holder, into shares of the Company’s common stock at a ratio of 80 shares of common stock for every one share of Series A Preferred Stock.

Funding of the cash portion of the purchase price was partially accomplished through debt financing as follows:
•	On January 10, 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. The Credit Agreement supersedes the Company’s unsecured revolving term loan with its primary lender and is secured by all of the outstanding stock of FIB. Under the terms of the Credit Agreement, the Company borrowed $50,000 on variable rate term notes (“Term Notes”). The Term Notes mature January 10, 2013 and are payable in equal quarterly principal installments of $1,786 beginning March 31, 2008, with one final installment of $14,286 due at maturity. Interest on the Term Notes is payable quarterly at an initial rate of 7.25%. Under the terms of the Credit Agreement, the Company also borrowed $9,000 on a $25,000 revolving credit facility maturing on January 10, 2011 with interest payable quarterly at an initial rate of 7.25%.

The Credit Agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amounts of dividends payable to shareholders.

•	On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

•	On January 8, 2008, the Company issued an aggregate of $20,000 of Trust Preferred Securities through two wholly-owned, deconsolidated business trusts, FI Statutory Trust V (“Trust V”) and FI Statutory Trust VI (“Trust VI”). Trust V and Trust VI were formed for the exclusive purpose of issuing Trust Preferred Securities to third-party investors and using the proceeds to purchase Subordinated Debentures issued by the Parent Company. The Company issued to Trust V $10,310 of Subordinated Debentures bearing interest at a fixed rate of 6.78% for five years after issuance and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. The Company issued to Trust VI $10,310 of Subordinated Debentures bearing a variable interest rate equal to LIBOR plus 2.75% per annum, or 7.40% on the date of issue. The Subordinated Debentures mature April 1, 2038, but may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after April 1, 2013, or at any time in the event of unfavorable changes in laws or regulations.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The terms of the Trust Preferred Securities are identical to those of the Subordinated Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity dates or earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.

•	During 2007, the Company completed a series of four financings involving the sale of Trust Preferred Securities to third party investors and the issuance of Subordinated Debentures to wholly-owned business trusts. Proceeds from these transactions were used to fund a portion of the acquisition price. See Note 12 — Subordinated Debentures Held by Subsidiary Trusts for information regarding these issuances.
(26)	RECENT ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards. In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141(R), the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141(R) is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” requiring entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. Adoption of SFAS No. 155 on January 1, 2007, did not impact the consolidated financial statements, results of operations or liquidity of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” requiring the separate recognition of servicing assets or liabilities. Under SFAS No. 156, all separately recognized servicing assets or liabilities are initially measured at fair value with subsequent measurements of each class of separately recognized servicing assets and liabilities using either the amortization method or a fair value measurement method. The Company elected to continue to follow the amortization method for subsequent measurement of servicing assets. Adoption of SFAS No. 156 on January 1, 2007, did not impact the consolidated financial statements, results of operations or liquidity of the Company.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement benefit plans as an asset or a liability in the statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. Adoption of the recognition provisions of SFAS No. 158 in December 31, 2007 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity. See Note 14 — Employee Benefit Plans for additional information regarding the Company’s defined benefit postretirement benefit plan. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning December 31, 2009. The Company currently measures its defined benefit postretirement benefit plan assets and obligations as of its fiscal year end.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115,” permitting entities to choose to measure certain financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on instruments measured at fair value are recognized in earnings at each reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” establishing accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009, with earlier adoption prohibited. The Company does not expect adoption of SFAS No. 160 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

Financial Accounting Standards Board Staff Positions and Interpretations. In June 2006, the FASB issued FIN 48. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The adoption of FIN 48 on January 1, 2007 did not significantly impact the Company’s consolidated financial statements, results of operations or liquidity.

In May, 2007, the FASB issued FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP 48-1”). FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s consolidated financial statements, results of operations or liquidity.

Emerging Issues Task Force. In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The provisions of EITF 06-4 are effective for the Company on January 1, 2008, and will be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the cumulative-effect adjustment to retained earnings is not expected to be significant.

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

In March 2007, the EITF reached a final consensus on Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. Adoption of EITF 06-10 on January 1, 2008, will not impact the Company’s consolidated financial statements, results of operations or liquidity.

In June 2007, the EITF reached a final consensus on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires realized income tax benefits from dividends paid to employees for equity classified nonvested equity shares to be recognized as an increase in additional paid in capital and be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are to be applied prospectively to the income tax benefits resulting from dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect adoption of EITF 06-11 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

SEC Staff Accounting Bulletins. In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

(a)	2.	Financial statement schedules

		All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(6)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(7)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(8)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(9)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(10)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(10)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.3(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.4(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(11) †	2001 Stock Option Plan

10.7(12) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.8(13)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.9(14) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.10 (14)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.11(15)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.12(8)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.13(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.14(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

10.15(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1(18)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(14)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(b)	Exhibits

See Item 15(a)3 above.

(c)	Financial Statements Schedules

See Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	March 14, 2008
	Lyle R. Knight	Date
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	March 14, 2008

	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	March 14, 2008

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ JONATHAN R. SCOTT	March 14, 2008

	Jonathan R. Scott, Director	Date

By:	/s/ JULIE A. SCOTT	March 14, 2008

	Julie A. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	March 14, 2008

	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	March 14, 2008

	Sandra A. Scott Suzor, Director	Date

By:	/s/ ELOUISE C. COBELL	March 14, 2008

	Elouise C. Cobell, Director	Date

By:	/s/ DAVID H. CRUM	March 14, 2008

	David H. Crum, Director	Date

By:	/s/ RICHARD A. DORN	March 14, 2008

	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	March 14, 2008

	William B. Ebzery, Director	Date

By:	/s/ JAMES W. HAUGH	March 14, 2008

	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	March 14, 2008

	Charles M. Heyneman, Director	Date

By:	/s/ ROBERT L. NANCE	March 14, 2008

	Robert L. Nance, Director	Date

By:	/s/ TERRY W. PAYNE	March 14, 2008

	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	March 14, 2008

	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	March 14, 2008

	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	March 14, 2008

	Lyle R. Knight	Date
President, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ TERRILL R. MOORE	March 14, 2008

	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(6)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(7)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(8)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(9)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(10)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(10)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.3(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.4(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(11) †	2001 Stock Option Plan

10.7(12) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.8(13)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.9(14) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.10 (14)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.11(15)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.12(8)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.13(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.14(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

10.15(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1(18)	Code of Ethics for Chief Executive Officer and Senior Finance Officers of First Interstate BancSystem, Inc.

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(14)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.