Form 10-Q
period 2008-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2008-05-08
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The Registrant had 7,884,897 shares of common stock outstanding on March 31, 2008.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$231,241	181,743
Federal funds sold	47,018	60,635
Interest bearing deposits in banks	10,788	6,868

Total cash and cash equivalents	289,047	249,246

Investment securities:
Available-for-sale	1,026,319	1,014,280
Held-to-maturity (estimated fair values of $116,525 as of March 31, 2008 and $114,613 as of December 31, 2007)	115,531	114,377

Total investment securities	1,141,850	1,128,657

Loans	4,384,346	3,558,980
Less allowance for loan losses	68,415	52,355

Net loans	4,315,931	3,506,625

Premises and equipment, net	163,987	124,041
Accrued interest receivable	41,736	32,215
Company-owned life insurance	67,661	67,076
Mortgage servicing rights, net of accumulated amortization and impairment reserve	18,872	21,715
Goodwill	182,794	37,380
Core deposit intangible assets, net of accumulated amortization	14,604	257
Net deferred tax asset	1,433	6,741
Other assets	46,441	42,844

Total assets	$6,284,356	5,216,797

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$981,037	836,753
Interest bearing	3,920,912	3,162,648

Total deposits	4,901,949	3,999,401

Federal funds purchased	39,960	—
Securities sold under repurchase agreements	535,990	604,762
Accrued interest payable	25,555	21,104
Accounts payable and accrued expenses	43,210	30,117
Other borrowed funds	12,030	8,730
Long-term debt	97,495	5,145
Subordinated debentures held by subsidiary trusts	123,715	103,095

Total liabilities	5,779,904	4,772,354

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of March 31, 2008, no shares issued and outstanding as of December 31, 2007	50,000	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,884,897 shares as of March 31, 2008 and 8,006,041 shares as of December 31, 2007	118,675	29,773
Retained earnings	327,854	416,425
Accumulated other comprehensive income (loss), net	7,923	(1,755)

Total stockholders’ equity	504,452	444,443

Total liabilities and stockholders’ equity	$6,284,356	5,216,797

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$77,566	65,260
Interest and dividends on investment securities:
Taxable	11,393	11,257
Exempt from Federal taxes	1,496	1,154
Interest on deposits in banks	128	106
Interest on Federal funds sold	526	859

Total interest income	91,109	78,636

Interest expense:
Interest on deposits	27,135	22,595
Interest on Federal funds purchased	281	43
Interest on securities sold under repurchase agreements	3,311	6,745
Interest on other borrowed funds	72	38
Interest on long-term debt	1,207	185
Interest on subordinated debentures held by subsidiary trusts	2,300	886

Total interest expense	34,306	30,492

Net interest income	56,803	48,144
Provision for loan losses	2,363	1,875

Net interest income after provision for loan losses	54,440	46,269

Noninterest income:
Other service charges, commissions and fees	6,864	5,635
Service charges on deposit accounts	4,873	4,339
Technology services revenues	4,350	4,348
Income from origination and sale of loans	3,379	2,158
Wealth managment revenues	3,229	2,736
Investment securities gains, net	61	—
Other income	3,613	2,623

Total noninterest income	26,369	21,839

Noninterest expense:
Salaries, wages and employee benefits	28,345	24,061
Furniture and equipment	4,627	4,071
Occupancy, net	4,264	3,433
Mortgage servicing rights impairment	3,552	793
Mortgage servicing rights amortization	1,365	1,168
Outsourced technology services	1,012	755
Professional fees	893	690
Core deposit intangible amortization	581	44
Other expenses	8,516	7,897

Total noninterest expense	53,155	42,912

Income before income taxes	27,654	25,196
Income tax expense	9,578	8,700

Net income	18,076	16,496
Preferred stock dividends	769	—

Net income available to common stockholders	$17,307	16,496

Basic earnings per common share	$2.19	2.01

Diluted earnings per common share	$2.14	1.97

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	For the three months
	ended March 31,
	2008	2007
Balance at December 31, 2007	$444,443	410,375
Cumulative effect of adoption of new accounting principle (see Note 2)	(633)	—
Comprehensive income:
Net income	18,076	16,496
Post-retirement liability adjustment, net of income tax benefit of $16 in 2008	(30)	—
Unrealized gains on available-for-sale investment securities, net of income tax expense of $6,322 in 2008 and $1,543 in 2007	9,745	2,379
Less reclassfication adjustments for gains included in net income, net of income tax expense of $24 in 2008	(37)	—

Other comprehensive income	9,678	2,379

Total comprehensive income	27,754	18,875

Preferred stock transactions:
Preferred shares issued, 5,000 in 2008	50,000	—
Preferred stock issuance costs	(38)	—
Common stock transactions:
Common shares retired, 143,338 in 2008 and 63,711 in 2007	(12,443)	(5,587)
Stock options exercised net of shares tendered in payment of option price and income tax withholding amounts, 22,194 in 2008 and 102,355 in 2007	457	4,122
Tax benefits of stock options	539	1,676
Stock-based compensation expense	349	527
Cash dividends declared:
Common, $0.65 per share in 2008 and $1.02 per share in 2007	(5,207)	(8,371)
Preferred (6.75% stated annual rate)	(769)	—

Balance at March 31, 2008	$504,452	421,617

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$18,076	16,496
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(633)	—
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	(203)	8
Provision for loan losses	2,363	1,875
Depreciation expense	3,904	3,218
Amortization of mortgage servicing rights	1,365	1,168
Net premium amortization (discount accretion) on investment securities	203	(2,361)
Net gain on sale of available-for-sale investment securities	(61)	—
Net gain on sale of mortgage servicing rights	—	(1,147)
Amortization of core deposit intangibles	580	44
Net impairment charges on mortgage servicing rights	3,552	793
Net increase in cash surrender value of company-owned life insurance	(585)	(556)
Stock-based compensation expense	349	527
Excess tax benefits from stock-based compensation	(529)	(1,653)
Deferred income taxes	(1,527)	(427)
Changes in operating assets and liabilities:
Increase in loans held for sale	(6,451)	(1,805)
Increase in interest receivable	(1,540)	(873)
Decrease in other assets	173	1,554
Increase in accrued interest payable	1,817	1,453
Increase (decrease) in accounts payable and accrued expenses	6,789	(2,343)

Net cash provided by operating activities	27,642	15,971

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,911)	(5,884)
Available-for-sale	(122,549)	(1,337,333)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	2,748	3,795
Available-for-sale	223,379	1,486,060
Purchases and originations of mortgage servicing rights	(2,074)	(1,427)
Proceeds from sale of mortgage servicing rights	—	2,898
Extensions of credit to customers, net of repayments	(95,253)	(52,987)
Recoveries of loans charged-off	531	439
Proceeds from sales of other real estate	207	281
Net capital expenditures	(5,579)	(2,869)
Capital contributions to unconsolidated subsidiaires	(620)	—
Acquistion of banks & data services company, net of cash and cash equivalents received	(135,706)	—

Net cash (used in) provided by investing activities	(138,827)	92,973

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$90,621	154,713
Net increase in Federal funds purchased	39,960	—
Net decrease in repurchase agreements	(73,804)	(163,506)
Net decrease in other borrowed funds	(939)	(5,474)
Borrowings of long-term debt	108,000	—
Repayments of long-term debt	(15,650)	(10,364)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	20,620	—
Net (increase) decrease in debt issuance costs	(1,120)	9
Preferred stock issuance costs	(38)	—
Proceeds from issuance of common stock	457	5,798
Excess tax benefits from stock-based compensation	529	1,653
Purchase and retirement of common stock	(12,443)	(5,587)
Dividends paid on common stock	(5,207)	(8,371)

Net cash provided by (used in) financing activities	150,986	(31,129)

Net increase in cash and cash equivalents	39,801	77,815
Cash and cash equivalents at beginning of period	249,246	255,791

Cash and cash equivalents at end of period	$289,047	333,606

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2008 and December 31, 2007 and the results of operations and cash flows for each of the three month periods ended March 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2008 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” establishing a framework for measuring fair value and expanding fair value measurement disclosures. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. When issued, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” to allow entities to electively defer the effective date of SFAS No, 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Nonfinancial assets measured at fair value on a nonrecurring basis include nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and elected to defer adoption of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115,” which permits entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value. SFAS No. 159 was effective for the Company on January 1, 2008. The Company did not elect to apply the provisions of SFAS No. 159 to eligible items as of date of adoption. As such, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51,” establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of SFAS No. 160, a noncontrolling interest in a subsidiary is reported as equity in the consolidated financial statements and income attributable to both the parent company and the noncontrolling interest is included in the consolidated statement of income. SFAS No. 160 also established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and required expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009 with earlier adoption prohibited. The provisions of SFAS No. 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements, results of operations or liquidity.

Emerging Issues Task Force. In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 effective January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $633. Compensation expense for the postretirement aspects of the Company’s endorsement split dollar life insurance policies of $17 for the three months ended March 31, 2008 is included in salaries wages and benefits expense on the accompanying consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In June 2007, the EITF reached a final consensus on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires realized income tax benefits from dividends paid to employees for equity classified nonvested equity shares to be recognized as an increase in additional paid in capital and be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are effective for income tax benefits resulting from dividends declared subsequent to January 1, 2008. The adoption of EITF 06-11 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

SEC Staff Accounting Bulletins. In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 was effective for derivative loan commitments issued or modified by the Company subsequent to January 1, 2008. The adoption of SAB 109 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

(3)	Acquistions

On January 10, 2008, the Company completed the acquisition of all of the outstanding stock of The First Western Bank Sturgis, Sturgis, South Dakota (“Sturgis”), First Western Bank, Wall, South Dakota (“Wall”), and First Western Data, Inc., a South Dakota corporation (“Data”), from Christen Group, Inc., formerly known as First Western Bancorp, Inc. Consideration for the acquisition of $248,081, consisted of cash of $198,081 and 5,000 shares of newly issued 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000. The acquisition allowed the Company to gain a significant market presence in South Dakota.

The premiums paid over the historical carrying value of net assts at the acquisition date are as follows:

	Sturgis	Wall	Data	Total

Consideration paid	$110,838	136,827	416	248,081
Estimated acquisition costs	62	62	—	124

Total consideration paid for acquistion	110,900	136,889	416	248,205
Historical net assets carrying value	36,804	45,852	416	83,072

Premium paid over historical carrying value	$74,096	91,037	—	165,133

The increase (decrease) in net asset values as a result of estimated fair value adjustments are as follows:

	Sturgis	Wall	Data	Total

Intangible assets:
Goodwill	$64,248	81,166	—	145,414
Core deposit intangible	6,263	8,664		14,927

Total intangible assets	70,511	89,830	—	160,341

Premises and equipment	6,178	5,342	12	11,532
Investments	506	754	—	1,260
Loans	(715)	(1,574)	—	(2,289)
Deposits	(745)	(1,191)	—	(1,936)
Other liabilities	(1,475)	(1,484)	—	(2,959)
Other assets	(164)	(640)	(12)	(816)

	$74,096	91,037	—	165,133

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The premium paid and estimated fair value adjustments have been “pushed down” to the acquired entities. The preliminary allocation of purchase price is subject to change as fair value estimates are finalized. The estimated fair value of net assets at the acquisition date are summarized as follows:

	Sturgis	Wall	Data	Total

Cash and due from banks	$8,925	11,004	70	19,999
Federal funds sold	29,500	13,000	—	42,500
Investment securities available-for-sale	45,109	51,341	—	96,450
Loans	316,461	408,498	—	724,959
Allowance for loan losses	(6,065)	(8,398)	—	(14,463)
Premises and equipment	15,121	22,747	—	37,868
Accrued interest receivable	3,499	4,482	231	8,212
Goodwill	64,248	81,166	—	145,414
Core deposit intangible	6,262	8,665		14,927
Other assets	636	1,386	171	2,193

	483,696	593,891	472	1,078,059

Deposits:
Noninterest bearing	57,595	74,906	—	132,501
Interest bearing	309,137	370,288	—	679,425

Total deposits	366,732	445,194	—	811,926
Securities sold under repurchase agreements	1,340	3,693	—	5,033
Accrued interest payable	1,178	1,456	—	2,634
Accounts payable and accrued expenses	2,636	3,331	56	6,023
Other borrowed funds	910	3,328		4,238

	372,796	457,002	56	829,854

Consideration paid	$110,900	136,889	416	248,205

Goodwill recognized in the transaction totaled $145,414, of which approximately $132,650 is expected to be deductible for income tax purposes. All goodwill was assigned to the Community Banking operating segment.

The accompanying consolidated statement of income for the three months ended March 31, 2008 includes the results of operations of the acquired entities since the date of acquisition. Had the acquisition been completed as of January 1, 2008, the Company’s consolidated net income and diluted earnings per common share, on a pro forma basis, would have been $18,483 and $2.28, respectively.

(4)	Core Deposit Intangible Assets

Core deposit intangible assets represent the intangible value of depositor relationships resulting from deposit liabilities assumed. The Company had core deposit intangible assets of $14,604 and $257 as of March 31, 2008 and 2007, respectively, that are being amortized using an accelerated method over the weighted average useful lives of the related deposits of 9.2 years. Amortization expense related to core deposit intangibles recorded as of March 31, 2008 is expected to total $1,922 for the remainder of 2008, $2,131 in 2009, $1,748 in 2010, $1,446 in 2011 and $1,421 in 2010.

(5)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2008, commitments to extend credit to existing and new borrowers approximated $1,195, which includes $322 on unused credit card lines and $269 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2008, the Company had outstanding standby letters of credit of $172. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(6)	Computation of Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,

	2008	2007

Net income available to common shareholders	$17,307	16,496

Average outstanding comon shares-basic	7,919,840	8,188,031
Add: effect of dilutive stock options	174,381	193,827

Average outstanding common shares-diluted	8,094,221	8,381,858

Basic earnings per common share	$2.19	2.01

Diluted earnings per common share	$2.14	1.97

(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $29,855 and $29,039 for interest during the three months ended March 31, 2008 and 2007, respectively. The Company paid cash for income taxes of $389 and $5,679 during the three months ended March 31, 2008 and 2007, respectively.

On January 8, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred stock was issued in partial consideration for the First Western acquisition (See Note 3).

On March 27, 2008, the Company transferred $100,000 from retained earning to common stock.

(8)	Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
•	Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Investment Securities Available for Sale. Investment securities available for sale are classified within level 2 of the valuation hierarchy. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In certain cases, where the pricing service cannot obtain fair values and/or there is limited activity or less transparency around inputs to the valuation, investment securities are classified within level 3 of the valuation hierarchy.

Mortgage Loans Held For Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. As of March 31, 2008, the Company has $32,531 of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing institution. As of March 31, 2008, the entire balance of loans held for sale was recorded at cost.

Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment using an independent valuation service. The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term.

Financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$1,026,319	—	1,026,319	—
Mortgage servicing rights	19,430		19,430

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

(9)	Commitments

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $18,634 as of March 31, 2008.

(10)	Segment Reporting

The Company has two operating segments, Community Banking and Technology Services. Community Banking encompasses commercial and consumer banking services offered to individuals, businesses and municipalities. Entities acquired in 2008 are included in the Community Banking operating segment. Technology Services encompasses technology services provided to affiliated and non-affiliated financial institutions.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The Other category includes the net funding cost and other expenses of the Parent Company, the operational results of non-bank subsidiaries (except the Company’s technology services subsidiary) and intercompany eliminations.

Selected segment information for the three month periods ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$60,042	31	(3,270)	56,803
Provision for loan losses	2,363	—	—	2,363

Net interest income (expense) after provision	57,679	31	(3,270)	54,440
Noninterest income:
External sources	20,521	5,243	605	26,369
Internal sources	—	3,230	(3,230)	—

Total noninterest income	20,521	8,473	(2,625)	26,369
Noninterest expense	48,113	6,609	(1,567)	53,155

Income (loss) before income taxes	30,087	1,895	(4,328)	27,654
Income tax expense (benefit)	10,474	749	(1,645)	9,578

Net income (loss)	$19,613	1,146	(2,683)	18,076

Depreciation and core deposit intangibles amortization	$4,393	—	91	4,484

	Three Months Ended March 31, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$48,800	46	(702)	48,144
Provision for loan losses	1,875	—	—	1,875

Net interest income (expense) after provision	46,925	46	(702)	46,269
Noninterest income:
External sources	17,075	4,348	416	21,839
Internal sources	—	3,230	(3,230)	—

Total noninterest income	17,075	7,578	(2,814)	21,839
Noninterest expense	37,716	6,184	(988)	42,912

Income (loss) before income taxes	26,284	1,440	(2,528)	25,196
Income tax expense (benefit)	9,248	570	(1,118)	8,700

Net income (loss)	$17,036	870	(1,410)	16,496

Depreciation and core deposit intangibles amortization	$3,199	—	63	3,262

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.
     When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to “Banks” in this report, we mean First Interstate Bank, First Western Bank and The First Western Bank Sturgis, our bank subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007: (i) credit risk; (ii) concentrations of real estate loans; (iii) commercial loan risk; (iv) economic conditions in Montana, Wyoming and South Dakota; (v) adequacy of the allowance for loan losses; (vi) changes in interest rates; (vii) inability to meet liquidity requirements; (viii) inability of our subsidiaries to pay dividends; (ix) failure to meet debt covenants; (x) competition; (xi) environmental remediation and other costs; (xii) breach in information system security; (xiii) failure of technology; (xiv) failure to effectively implement technology-driven products and services; (xv) ineffective internal operational controls; (xvi) difficulties in integrating operations of First Western; (xvii) dependence on our management team; (xviii) the ability to attract and retain qualified employees; (xix) disruption of vital infrastructure and other business interruptions; (xx) Visa indemnification obligations; (xxi) litigation pertaining to fiduciary responsibilities; (xxii) changes in or noncompliance with governmental regulations; (xxiii) capital required to support our bank subsidiaries; and, (xxiv) investment risks affecting holders of common stock.
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
     Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, our historical experience has provided for an adequate allowance for loan losses. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Notes 1 and 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 describe the methodology we use to determine fair value of mortgage servicing rights.
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected banks in the western and central regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 describes our accounting policy with regard to goodwill.
EXECUTIVE OVERVIEW
     Net income available to common shareholders was $17.3 million, or $2.14 per diluted common share, for the quarter ended March 31, 2008. This is an increase of $811 thousand, or 4.9%, as compared to $16.5 million, or $1.97 per diluted common share, for the same period in 2007. Our financial performance for first quarter 2008 includes our acquisition of The First Western Bank Sturgis, Sturgis, South Dakota, First Western Bank, Wall, South Dakota, and First Western Data, Inc. on January 10, 2008. The acquired entities operate eighteen banking offices in twelve western South Dakota communities. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million and combined total deposits of $812 million. Our financial condition and results of operations for the three months ended March 31, 2008 include the results of the acquired entities since the date of acquisition.

     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies have not been as severely impacted by the national economic and real estate downturn, subprime mortgage crisis and credit market turmoil as many areas of the United States.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $9.0 million, or 18.3%, to $58.2 million for the three months ended March 31, 2008 as compared to $49.2 million for the same period in 2007, primarily due to increases in average earning assets combined with an increase in the spread between rates earned on interest earning assets and rate paid on interest bearing liabilities.
     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 17 basis points to 4.29% for the three months ended March 31, 2008, from 4.46% during the same period in the prior year. This decrease in FTE net interest margin is due, in part, to the deployment of available funding into non-earning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during first quarter 2008, which further eroded our FTE net interest margin.
     Exclusive of the results of the acquired First Western entities, noninterest income increased 13.1% and noninterest expense increased 10.8% during first quarter 2008, as compared to the same period in 2007. Significant components of these increases include:
•	A $1.6 million non-recurring gain on the mandatory redemption of our class B shares of Visa, Inc.

•	Increases of $1.2 million in income from the origination and sale of residential real estate loans.

•	A non-recurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC.

•	Inflationary increases of $1.6 million in salaries, wages and benefits expenses.

•	Additional impairment charges of $3.6 million related to capitalized mortgage servicing rights.
RESULTS OF OPERATIONS
     Net Interest Income. Net interest income, our largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (spread). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Noninterest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the spread.

     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)	$4,246,302	78,028	7.39%	3,322,149	65,652	8.01%
Investment securities (1)	1,117,297	13,774	4.96	1,075,443	13,032	4.91
Federal funds sold	71,345	526	2.97	63,418	859	5.49
Interest bearing deposits in banks	12,172	128	4.23	8,329	106	5.16

Total interest earning assets	5,447,116	92,456	6.83%	4,469,339	79,649	7.23%
Noninterest earning assets	618,092			414,989

Total assets	$6,065,208			4,884,328

Interest bearing liabilities:
Demand deposits	$1,132,987	4,464	1.58%	965,834	5,712	2.40%
Savings deposits	1,085,952	5,532	2.05	823,390	4,858	2.39
Time deposits	1,563,048	17,139	4.41	1,067,337	12,025	4.57
Federal funds purchased	38,341	281	2.95	3,449	43	5.06
Borrowings (2)	573,463	3,383	2.37	668,147	6,783	4.12
Long-term debt	86,805	1,207	5.59	19,962	185	3.76
Subordinated debentures	122,163	2,300	7.57	41,238	886	8.71

Total interest bearing liabilities	4,602,759	34,306	2.94%	3,589,357	30,492	3.45%

Noninterest bearing deposits	918,942			823,643
Other noninterest bearing liabilities	58,240			56,826
Stockholders’ equity	485,267			414,502

Total liabilities and stockholders’ equity	$6,065,208			4,884,328

Net FTE interest		$58,150			49,157
Less FTE adjustments		(1,347)			(1,013)

Net interest income from consolidated statements of income		$56,803			48,144

Interest rate spread			3.83%			3.78%

Net FTE yield on interest earning assets(3)			4.29%			4.46%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $9.0 million, or 18.3%, to $58.2 million for the three months ended March 31, 2008 as compared to $49.2 million for the same period in 2007, primarily due to increases in average earning assets combined with an increase in the spread between rates earned on interest earning assets and rate paid on interest bearing liabilities. Growth in average earning assets and average interest bearing liabilities is primarily due to the First Western acquisition.
     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 17 basis points to 4.29% for the three months ended March 31, 2008, from 4.46% during the same period in the prior year. This decrease in FTE net interest margin is due, in part, to the deployment of available funding into non-earning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during first quarter 2008, which further eroded our FTE net interest margin.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three Months Ended March 31,
	2008 Compared with 2007
	Volume	Rate	Net

Interest earnings assets:
Loans(1)	$18,263	(5,887)	12,376
Investment securities(1)	507	235	742
Interest bearing deposits in banks	49	(27)	22
Federal funds sold	107	(440)	(333)

Total change	18,926	(6,119)	12,807

Interest bearing liabilites:
Demand deposits	989	(2,237)	(1,248)
Savings deposits	1,549	(875)	674
Time deposits	5,585	(471)	5,114
Federal funds purchased	435	(197)	238
Borrowings(2)	(961)	(2,439)	(3,400)
Long-term debt	619	403	1,022
Subordinated debentures	1,739	(325)	1,414

Total change	9,955	(6,141)	3,814

Increase in FTE net interest income	$8,971	22	8,993

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
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

     The provision for loan losses increased $488 thousand, or 26.0%, to $2.4 million for the three months ended March 31, 2008, as compared to $1.9 million for the same period in 2007. Approximately $150 thousand of the increase is attributable to the First Western entities acquired. The remaining increase is primarily due to increases in the levels of internally risk rated loans.
     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Noninterest income increased $4.5 million, or 20.7%, to $26.4 million for the three months ended March 31, 2008, as compared to $21.8 million for the same period in 2007. Significant components of the increase are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $1.2 million, or 21.8%, to $6.9 million for the three months ended March 31, 2008, as compared to $5.6 million for the same period in 2007. Approximately $377 thousand of this increase is attributable to the acquired First Western entities. The remaining increase is primarily due to higher insurance commissions and additional fee income resulting from higher volumes of credit and debit card transactions.
     Service charges on deposit accounts increased $534 thousand, or 12.3%, to $4.9 million for the three months ended March 31, 2008, as compared to $4.3 million for the same period in 2007. All of this increase is attributable to the acquired First Western entities.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $1.2 million, or 56.6%, to $3.4 million for the three months ended March 31, 2008, as compared to $2.2 million for the same period in 2007 primarily due to decreases in mortgage interest rates.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $493 thousand, or 18.0%, to $3.2 million for the three months ended March 31, 2008, as compared to $2.7 million for the same period in 2007. Approximately $165 thousand of this increase is attributable to the acquired First Western entities. The remaining increase is primarily due to higher asset management fees, the result of growth in assets under management.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $990 thousand, or 37.7%, to $3.6 million for the three months ended March 31, 2008, as compared to $2.6 million for the same period in 2007. Approximately $389 thousand of the increase is attributable to the acquired First Western entities. The remaining increase is primarily due to a one-time gain of $1.6 million resulting from the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008. The net gain was split between our community banking and technology services operating segments. In addition, during first quarter 2008 we recorded a non-recurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC. The increase in other income during first quarter 2008, as compared to the same period in the prior year, was partially offset by a one-time gain of $1.1 million on the sale of mortgage servicing rights recorded during first quarter 2007.
     Noninterest Expense. Noninterest expense increased $10.2 million, or 23.9%, to $53.2 million for the three months ended March 31, 2008, as compared to $42.9 million for the same period in 2007. Significant components of the increase are discussed below.
     Salaries, wages and employee benefits expense increased $4.3 million, or 17.8%, to $28.3 million for the three months ended March 31, 2008, as compared to $24.1 million for the same period in 2007. Approximately $2.7 million of this increase is directly attributable to the acquired First Western entities. The remaining increase is primarily due to inflationary wage increases.
     Furniture and equipment expense increased $556 thousand, or 13.7%, to $4.6 million for the three months ended March 31, 2008, as compared to $4.1 million for the same period in 2007. Approximately $283 thousand of this increase is attributable the acquired First Western entities. The remaining increase is primarily due to higher depreciation expense resulting from the addition or replacement of equipment in the ordinary course of business.

     Occupancy expense increased $831 thousand, or 24.2%, to $4.3 million for the three months ended March 31, 2008, as compared to $3.4 million for the same period in 2007. Approximately $413 thousand of this increase is attributable to the acquired First Western entities. The remaining increase is primarily due to increases in repairs, maintenance and utilities expenses and higher depreciation expense resulting from building improvements and the adjustment of the useful live of one building and its related leasehold improvements.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded impairment charges of $3.6 million during first quarter 2008, as compared to $793 thousand during first quarter 2007.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $197 thousand, or 16.9%, to $1.4 million for the three months ended March 31, 2008, as compared to $1.2 million for the same period in 2007.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; director fees; and, other losses. Other expenses increased $620 thousand, or 7.9%, to $8.5 million for the three months ended March 31, 2008, as compared to $7.9 million for the same period in 2007. Other expenses attributable to the acquired First Western entities were approximately $1.2 million during the three months ended March 31, 2008. This increase in other expenses was partially offset by the reversal of $625 thousand of previously recorded contingency accruals related to our agreement to indemnify Visa USA for certain litigation losses. For additional information regarding our indemnification agreement with Visa USA, see “Risk Factors — Operational Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Income Tax Expense. Our effective federal income tax rate was 30.2% for the three months ended March 31, 2008, and 30.7% for the three months ended March 31, 2007. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho, Oregon and South Dakota. Our effective state tax rate was 4.4% for the three months ended March 31, 2008, and 3.8% for the three months ended March 31, 2007. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
OPERATING SEGMENT RESULTS
     The following table summarizes net income (loss) for each of our operating segments.
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)
	Three Months Ended March 31,
	2008	2007

Community banking	$19,613	17,036
Technology services	1,146	870
Other	(2,683)	(1,410)

Total	18,076	16,496

     Our principal operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The community banking operating segment includes results of the acquired First Western entities since the date of acquisition. The community banking segment represented over 90% of our combined revenues and income for the three months ended March 31, 2008 and 2007, and of our consolidated assets as of March 31, 2008 and December 31, 2007. Components of the changes in community banking net income for the three months ended March 31, 2008 as compared to the same period in 2007 are discussed above.

     The technology services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing; ATM and debit card processing; item proof, capture and imaging; wide area network services; and, system support. Technology services net income increased $276 thousand, or 31.7%, to $1.1 million for the three months ended March 31, 2008, as compared to $870 thousand for the same period in the prior year. This increase is primarily due to a one-time gain of $894 thousand resulting from the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008. This one-time gain was partially offset by increases in salaries, wages and benefits expenses. Overall, staffing levels at the technology services operating segment decreased during first quarter 2008, as compared to first quarter 2007; however, some lower level positions were replaced with higher level positions.
     Other includes the net funding cost and other expenses of the parent holding company, the operational results of consolidated nonbank subsidiaries (except i_Tech) and intercompany eliminations. Other net losses increased $1.3 million, or 90.3%, to $2.7 million for the three months ended March 31, 2008, as compared to the same period in 2007, due to higher interest expense resulting from additional debt obtained to fund the First Western acquisition. Interest expense increased $2.5 million for the three months ended March 31, 2008, as compared to the same period in 2007. Increases in interest expense were partially offset by decreases in share-based compensation expense and appreciation on deferred officer bonus amounts.
FINANCIAL CONDITION
     Total assets increased $1,068 million, or 20.5%, to $6,284 million as of March 31, 2008, from $5,218 million as of December 31, 2007, primarily due to the First Western acquisition on January 10, 2008. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million , combined premises and equipment of $38 million and combined total deposits of $812 million. In addition, in connection with the acquisition we recorded goodwill and core deposit intangibles of $145 million and $15 million, respectively.
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio

(Dollars in thousands)

	March 31,	December 31,
	2008	2007

Real estate loans:
Residential	$722,427	$419,001
Agricultural	162,675	142,256
Commercial	1,199,036	1,018,831
Construction	708,548	664,272
Mortgage loans originated for sale	32,531	26,080

Total real estate loans	2,825,217	2,270,440

Consumer:
Indirect consumer loans	373,685	373,457
Credit card loans	67,749	68,136
Other consumer loans	207,910	166,409

Total consumer loans	649,344	608,002

Commercial	765,362	593,669
Agricultural	132,969	81,890
Other loans, including overdrafts	11,454	4,979

Total loans	$4,384,346	$3,558,980

     Total loans increased $825 million, or 23.2%, to $4,384 million as of March 31, 2008 from $3,559 million as of December 31, 2007. Approximately $731 million of the increase is attributable to the First Western entities acquired. Excluding loans of the acquired entities, total loans increased $94 million, or 2.6%, with the most significant growth occurring in commercial, commercial real estate and residential real estate loans. Management attributes our loan growth to continued demand for housing, growth in our existing market areas and an increase in overall borrowing activity.

     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $13 million, or 1.2%, to $1,142 million as of March 31, 2008 from $1,129 million as of December 31, 2007. Excluding investment securities of the acquired entities, our investment securities decreased $78 million, or 6.9%.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2008, we had investment securities with fair values of $70 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $997 thousand as of March 31, 2008, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2008 or 2007.
     Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly. Impairment adjustments, if any, are recorded through a valuation allowance. Net mortgage servicing rights decreased $3 million, or 13.1%, to $19 million as of March 31, 2008 from $22 million as of December 31, 2007, primarily due to increases in impairment reserves during first quarter 2008.
     Deferred Tax Asset. Deferred tax asset of $1 million as of March 31, 2008 decreased $5 million, or 78.7%, from $7 million as of December 31, 2007, primarily due to fluctuations in net unrealized losses on available-for-sale investment securities.
     Deposits. Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. The following table summarizes our deposits as of the dates indicated:

	March 31,	December 31,
	2008	2007

Noninterest bearing demand	$981,037	$836,753

Interest bearing:
Demand	1,159,910	1,019,208
Savings	1,118,428	992,571
Time, $100 and over	697,831	464,560
Time, other	944,743	686,309

Total interest bearing	3,920,912	3,162,648

Total deposits	$4,901,949	$3,999,401

     Total deposits increased $903 million, or 22.6%, to $4,902 million as of March 31, 2008 from $3,999 million as of December 31, 2007. Approximately $796 million of this increase is attributable to the First Western entities acquired. Excluding deposits of the acquired entities, total deposits increased $107 million, or 2.7%, with the majority of the increase occurring in time deposits of $100 thousand or more.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $69 million, or 11.4%, to $536 million as of March 31, 2008 from $605 million as of December 31, 2007, primarily due to fluctuations in the liquidity needs of our customers.
     Other Borrowed Funds. Fluctuations in other borrowed funds are generally due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government. Other borrowed funds increased $3 million, or 37.8% to $12 million as of March 31, 2008 from $9 million as of December 31, 2007. All of the increase is attributable to the First Western entities acquired.

     Long Term Debt. Long term debt increased $92 million to $97 million as of March 31, 2008 from $5 million as of December 31, 2007, due to debt financing for the First Western acquisition. For additional information regarding acquisition financing, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, on February 28, 2008 we entered into a subordinated credit agreement and borrowed $15 million on a variable rate unsecured subordinated term loan maturing February 28, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity. The interest rate on the subordinated term loan was 5.09% as of March 31, 2008.
     Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts increased $21 million, or 20.0%, to $124 million as of March 31, 2008, from $103 million as of December 31, 2007. In connection with the First Western acquisition, on January 8, 2008 we issued an aggregate of $20 million of 30-year floating rate mandatorily redeemable capital trust preferred securities to third-party investors and used the proceeds to purchase 30-year junior subordinated deferrable interest debentures issued by our parent company. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $13 million, or 43.5%, to $43 million as of March 31, 2008, from $30 million as of December 31, 2007. Approximately $6 million of the increase is attributable to the First Western entities acquired. The remaining increase is primarily due to the timing of corporate income tax payments.
ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned, or OREO.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

(Dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Non-performing loans:
Nonaccrual loans	$50,984	31,552	29,185	18,888	15,536
Accruing loans past due 90 days or more	6,036	2,171	4,720	10,379	9,298
Restructured loans	1,027	1,027	1,034	1,044	1,056

Total non-performing loans	58,047	34,750	34,939	30,311	25,890
OREO	874	928	631	578	258

Total non-performing assets	$58,921	35,678	35,570	30,889	26,148

Non-performing assets to total loans and OREO	1.34%	1.00%	1.01%	0.87%	0.78%

     Non-performing assets increased $23 million, or 65.1%, to $59 million as of March 31, 2008, as compared to $36 million as of December 31, 2007. Approximately $19 million of the increase is attributable to the acquired First Western entities. Nonaccrual loans increased $19 million, or 61.6%, to $51 million as of March 31, 2008, as compared to $32 million as of December 31, 2007. Approximately $17 million of the increase is attributable to nonaccrual loans of the acquired First Western entities. The remaining increase is primarily due to the loans of one group of related borrowers placed on nonaccrual during first quarter 2008. Accruing loans past due 90 days or more increased $4 million, or 178.0%, to $6 million as of March 31, 2008, as compared to $2 million as of December 31, 2007. Approximately $2 million of the increase is attributable to the acquired First Western entities. The remaining increase is primarily due to one commercial real estate loan in the process of renewal that was past due 90 days and still accruing interest as of March 31, 2008.
     Allowance for Loan Losses. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Balance at beginning of period	$52,355	51,452	50,308	48,621	47,452
Allowance of acquired banking offices	14,463	—	—	—	—
Provision charged to operating expense	2,363	2,125	1,875	1,875	1,875
Less loans charged off	(1,297)	(1,857)	(1,216)	(990)	(1,145)
Add back recoveries of loans previously charged off	531	635	485	802	439

Net loans charged-off	(766)	(1,222)	(731)	(188)	(706)

Balance at end of period	$68,415	52,355	51,452	50,308	48,621

Period end loans	$4,384,346	3,558,980	3,528,108	3,494,146	3,363,981
Average loans	4,246,302	3,534,939	3,523,170	3,418,976	3,322,149
Annualized net loans charged off to average loans	0.07%	0.08%	0.06%	0.05%	0.09%
Allowance to period end loans	1.56%	1.47%	1.46%	1.44%	1.45%

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
CONTRACTUAL OBLIGATIONS
     Contractual obligations as of March 31, 2008 are summarized in the following table:
Contractual Obligations

(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$3,258,375	—	—	—	$3,258,375
Time deposits	1,419,355	168,865	54,342	12	1,642,574
Securities sold under repurchase agreements	535,990	—	—	—	535,990
Other borrowed funds(1)	12,030	—	—	—	12,030
Long-term debt obligations (2)	18,071	15,738	26,786	34,999	95,594
Capital lease obligations	30	67	79	1,725	1,901
Operating lease obligations	4,105	7,359	5,938	11,184	28,586
Purchase obligations (3)	18,634	—	—	—	18,634
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715

Total contractual obligations	$5,266,590	192,029	87,145	171,635	$5,717,399

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government.

(2)	Long-term debt consists of a note payable to FHLB maturing March 5, 2010 and bearing interest at a fixed rate of 3.01%; variable rate term notes maturing January 10, 2013; a variable rate revolving line of credit maturing January 10, 2011; subordinated debt maturing January 19, 2018 and bearing interest at 6.81%; and, subordinated variable rate debt maturing January 31, 2018 . For additional information concerning long-term debt, see “Long-term Debt” included herein and “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” and “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Purchase obligations relate solely to obligations under construction contracts to build or renovate banking offices.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures held by Subsidiary Trusts” “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $60 million, or 13.5%, to $504 million as of March 31, 2008 from $444 million as of December 31, 2007, primarily due to the issuance of 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, or Series A Stock, with an aggregate value of $50 million. The Series A Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the issuance of Series A Stock, see “Management’s Discussion and Analysis of financial Condition and Results of Operations — Capital Resources and Liquidity Managment,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. The remaining increase is primarily due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. We paid aggregate cash dividends to common and preferred stockholders of $5.2 million and $675 thousand, respectively, during the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, we exceeded the “well-capitalized” requirements established by the federal banking agencies.
     In conjunction with the First Western acquisition in January 2008, we borrowed $59 million pursuant to a syndicated credit agreement and $20 million pursuant to a subordinated credit agreement. These agreements contain various covenants and restrictions that are described in “Management’s Discussion and Analysis of financial Condition and Results of Operations — Long-Term Debt,” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     As a holding company, we are a corporation separate and apart from our subsidiary banks and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our subsidiary banks to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.
ASSET LIABILITY MANAGEMENT
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by each subsidiary bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management.
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of March 31, 2008, our income simulation model predicted net interest income would decrease $2.3 million, or 1.1%, assuming a 2% increase in short-term market interest rates and 1% increase in long-term interest rates. As of March 31, 2008, our income simulation model predicted net interest income would increase $499 thousand, or 0.2%, assuming a 2% decrease in short-term market interest rates and 1% decrease in long-term interest rates. Both scenarios predict that our funding sources will reprice faster than our interest earning assets. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 2 — Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at March 31, 2008. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management” included herein .
Market Sensitive Financial Instruments Maturities

     (Dollars in thousands)

	March 31st Expected Maturity, Principal Repayment or Repricing
	2008	2009	2010	2011	2012	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$289,047	$—	$—	$—	$—	$—	$289,047
Net loans	2,892,857	563,193	370,142	221,581	178,198	138,613	4,364,584
Securities available for sale	286,206	108,870	37,599	87,040	70,884	435,720	1,026,319
Securities held to maturity	11,748	14,341	11,661	8,763	6,055	63,957	116,525
Accrued interest receivable	41,736	—	—	—	—	—	41,736
Mortgage servicing rights	3,280	3,198	2,689	2,101	1,642	6,520	19,430

Total interest-sensitive assets	$3,524,874	$689,602	$422,091	$319,485	$256,779	$644,810	$5,857,641

Interest sensitive liabilities:
Deposits, excluding time	$1,613,382	$352,713	$352,713	$940,567	$—	$—	$3,259,375
Time deposits	1,435,250	125,117	43,696	19,306	29,929	11	1,653,309
Repurchase agreements	535,990	—	—	—	—	—	535,990
Accrued interest payable	25,555	—	—	—	—	—	25,555
Other borrowed funds	12,030	—	—	—	—	—	12,030
Long-term debt	19,703	10,016	8,526	8,422	20,844	32,291	99,802
Subordinated debentures held by subsidiary trusts	3,275	3,093	2,921	2,759	2,605	104,426	119,079

Total interest-sensitive liabilities	$3,645,185	$490,939	$407,856	$971,054	$53,378	$136,728	$5,705,140

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2008, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.
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
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year-ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no unregistered sales of equity securities during the three months ended March 31, 2008.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

January 2008	80,069	$87.75	0	Not Applicable
February 2008	56,137	85.90	0	Not Applicable
March 2008	7,132	83.50	0	Not Applicable

Total	143,338	$86.81	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of March 31, 2008, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable or required.
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(6)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(7)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(18)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(8)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(9)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(10)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(10)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.3(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.4(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(3)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(11)†	2001 Stock Option Plan

10.7(12)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.8(13)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.9(14)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.10(14)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.11(15)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.12(8)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.13(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.14(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

10.15(17)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(14)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date May 7, 2008	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date May 7, 2008	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer