Form 10-Q
period 2008-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2008-08-05
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The Registrant had 7,834,206 shares of common stock outstanding on June 30, 2008.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$213,855	181,743
Federal funds sold	49,101	60,635
Interest bearing deposits in banks	1,510	6,868

Total cash and cash equivalents	264,466	249,246

Investment securities:
Available-for-sale	920,156	1,014,280
Held-to-maturity (estimated fair values of $111,287 as of June 30, 2008 and $114,613 as of December 31, 2007)	112,786	114,377

Total investment securities	1,032,942	1,128,657

Loans	4,570,655	3,558,980
Less allowance for loan losses	72,650	52,355

Net loans	4,498,005	3,506,625

Goodwill	187,297	37,380
Premises and equipment, net	168,511	124,041
Company-owned life insurance	68,261	67,076
Accrued interest receivable	42,231	32,215
Mortgage servicing rights, net of accumulated amortization and impairment reserve	23,626	21,715
Core deposit intangible assets, net of accumulated amortization	13,963	257
Net deferred tax asset	8,294	6,741
Other assets	56,368	42,844

Total assets	$6,363,964	5,216,797

Liabilities and Stockholders’ Equity

Deposits:
Noninterest bearing	$991,272	836,753
Interest bearing	3,892,217	3,162,648

Total deposits	4,883,489	3,999,401

Federal funds purchased	108,410	—
Securities sold under repurchase agreements	472,371	604,762
Accrued interest payable	21,898	21,104
Accounts payable and accrued expenses	32,859	30,117
Other borrowed funds	130,288	8,730
Long-term debt	88,845	5,145
Subordinated debentures held by subsidiary trusts	123,715	103,095

Total liabilities	5,861,875	4,772,354

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of June 30, 2008, no shares issued and outstanding as of December 31, 2007	50,000	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,834,206 shares as of June 30, 2008 and 8,006,041 shares as of December 31, 2007	114,177	29,773
Retained earnings	340,502	416,425
Accumulated other comprehensive loss, net	(2,590)	(1,755)

Total stockholders’ equity	502,089	444,443

Total liabilities and stockholders’ equity	$6,363,964	5,216,797

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$75,197	67,641	152,763	132,901
Interest and dividends on investment securities:
Taxable	11,065	9,810	22,458	21,067
Exempt from Federal taxes	1,508	1,186	3,004	2,340
Interest on deposits in banks	37	396	165	502
Interest on Federal funds sold	261	1,801	787	2,660

Total interest income	88,068	80,834	179,177	159,470

Interest expense:
Interest on deposits	24,003	25,289	51,138	47,884
Interest on Federal funds purchased	491	21	772	64
Interest on securities sold under repurchase agreements	1,791	5,329	5,102	12,074
Interest on other borrowed funds	354	38	426	76
Interest on long-term debt	1,145	84	2,352	269
Interest on subordinated debentures held by subsidiary trusts	1,913	895	4,213	1,781

Total interest expense	29,697	31,656	64,003	62,148

Net interest income	58,371	49,178	115,174	97,322
Provision for loan losses	5,321	1,875	7,684	3,750

Net interest income after provision for loan losses	53,050	47,303	107,490	93,572

Noninterest income:
Other service charges, commissions and fees	7,162	5,924	14,026	11,559
Service charges on deposit accounts	4,972	4,549	9,845	8,888
Technology services revenues	4,363	4,271	8,713	8,619
Income from origination and sale of loans	3,323	2,993	6,702	5,151
Wealth managment revenues	3,304	2,890	6,533	5,626
Investment securities gains, net	13	—	74	—
Other income	2,088	1,537	5,701	4,160

Total noninterest income	25,225	22,164	51,594	44,003

Noninterest expense:
Salaries, wages and employee benefits	29,720	24,110	58,065	48,171
Furniture and equipment	4,886	3,961	9,513	8,032
Occupancy, net	3,979	3,723	8,243	7,156
Mortgage servicing rights impairment	(4,297)	(677)	(745)	116
Mortgage servicing rights amortization	1,431	1,114	2,796	2,282
Professional fees	1,270	677	2,163	1,367
Core deposit intangible amortization	641	44	1,221	88
Outsourced technology services	841	888	1,853	1,643
Other expenses	11,190	8,604	19,707	16,501

Total noninterest expense	49,661	42,444	102,816	85,356

Income before income taxes	28,614	27,023	56,268	52,219
Income tax expense	9,988	9,398	19,566	18,098

Net income	18,626	17,625	36,702	34,121
Preferred stock dividends	853	—	1,622	—

Net income available to common stockholders	$17,773	17,625	35,080	34,121

Basic earnings per common share	$2.27	2.16	4.45	4.17

Diluted earnings per common share	$2.22	2.11	4.36	4.08

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	For the six months
	ended June 30,
	2008	2007
Balance at December 31, 2007 and 2006	$444,443	410,375
Cumulative effect of adoption of new accounting principle (see Note 2)	(633)	—
Comprehensive income:
Net income	36,702	34,121
Post-retirement liability adjustment, net of income tax benefit of $14 in 2008	(22)	—
Unrealized losses on available-for-sale investment securities, net of income tax benefit of $498 in 2008 and $1,307 in 2007	(768)	(2,014)
Less reclassfication adjustments for gains included in net income, net of income tax expense of $29 in 2008	(45)	—

Other comprehensive income	(835)	(2,014)

Total comprehensive income	35,867	32,107

Preferred stock transactions:
Preferred shares issued, 5,000 in 2008	50,000	—
Preferred stock issuance costs	(38)	—
Common stock transactions:
Common shares issued, 626 in 2008 and 411 in 2007	52	37
Common shares retired, 213,381 in 2008 and 107,752 in 2007	(18,312)	(9,507)
Stock options exercised net of shares tendered in payment of option price and income tax withholding amounts, 40,920 in 2008 and 118,604 in 2007	1,264	4,422
Tax benefits of stock options	826	2,134
Stock-based compensation expense	574	745
Cash dividends declared:
Common, $1.30 per share in 2008 and $1.67 per share in 2007	(10,332)	(13,690)
Preferred (6.75% stated annual rate)	(1,622)	—

Balance at June 30, 2008 and 2007	$502,089	426,623

     See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$36,702	34,121
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(633)	—
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	(232)	70
Provision for loan losses	7,684	3,750
Depreciation expense	7,758	6,786
Amortization of mortgage servicing rights	2,796	2,282
Net premium amortization (discount accretion) on investment securities	441	(2,345)
Net gain on sale of available-for-sale investment securities	(74)	—
Net gain on sale of mortgage servicing rights	—	(1,147)
Amortization of core deposit intangibles	1,221	88
Net impairment charges (reversals) on mortgage servicing rights	(745)	116
Net increase in cash surrender value of company-owned life insurance	(1,185)	(1,106)
Stock-based compensation expense	574	745
Excess tax benefits from stock-based compensation	(801)	(2,134)
Deferred income taxes	(951)	(1,078)
Changes in operating assets and liabilities:
Increase in loans held for sale	(2,796)	(16,468)
Increase in interest receivable	(2,035)	(3,733)
Decrease (increase) in other assets	(8,588)	5,325
Increase (decrease) in accrued interest payable	(1,840)	417
Decrease in accounts payable and accrued expenses	(3,258)	(9,794)

Net cash provided by operating activities	34,038	15,895

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(9,579)	(8,337)
Available-for-sale	(153,426)	(1,573,165)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	11,087	7,077
Available-for-sale	341,872	1,726,116
Purchases and originations of mortgage servicing rights	(3,962)	(3,142)
Proceeds from sale of mortgage servicing rights	—	2,811
Extensions of credit to customers, net of repayments	(292,759)	(169,878)
Recoveries of loans charged-off	1,072	1,242
Proceeds from sales of other real estate	211	345
Net capital expenditures	(13,925)	(7,481)
Capital contributions to unconsolidated subsidiaires	(620)	—
Acquistion of banks & data services company, net of cash and cash equivalents received	(135,706)	—

Net cash used in investing activities	(255,735)	(24,412)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$72,161	210,877
Net increase in Federal funds purchased	108,410	2,735
Net decrease in repurchase agreements	(137,423)	(243,065)
Net increase (decrease) in other borrowed funds	117,319	(998)
Borrowings of long-term debt	112,500	—
Repayments of long-term debt	(28,800)	(15,728)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	20,620	—
Net decrease (increase) in debt issuance costs	(471)	17
Preferred stock issuance costs	(38)	—
Proceeds from issuance of common stock	2,104	6,593
Excess tax benefits from stock-based compensation	801	2,134
Purchase and retirement of common stock	(18,312)	(9,507)
Dividends paid on common stock	(10,332)	(13,690)
Dividends paid on preferred stock	(1,622)	—

Net cash provided by (used in) financing activities	236,917	(60,632)

Net increase (decrease) in cash and cash equivalents	15,220	(69,149)
Cash and cash equivalents at beginning of period	249,246	255,791

Cash and cash equivalents at end of period	$264,466	186,642

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2008 and December 31, 2007 and the results of operations and cash flows for each of the three and six month periods ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2008 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not use derivative instruments or engage in hedging activities and does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Emerging Issues Task Force. In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 effective January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $633. Compensation expense for the postretirement aspects of the Company’s endorsement split dollar life insurance policies of $17 and $35 for the three and six months ended June 30, 2008, respectively, is included in salaries wages and benefits expense on the accompanying consolidated statements of income.
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
(3)	Acquisitions
On January 10, 2008, the Company completed the acquisition of all of the outstanding stock of The First Western Bank Sturgis, Sturgis, South Dakota (“Sturgis”), First Western Bank, Wall, South Dakota (“Wall”), and First Western Data, Inc., a South Dakota corporation (“Data”), from Christen Group, Inc., formerly known as First Western Bancorp, Inc. Consideration for the acquisition of $248,081 consisted of cash of $198,081 and 5,000 shares of newly issued 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000. The acquisition allowed the Company to gain a significant market presence in South Dakota.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The increase (decrease) in net asset values as a result of estimated fair value adjustments are as follows:

	Sturgis	Wall	Data	Total

Intangible assets:
Goodwill	$65,195	84,722	—	149,917
Core deposit intangible	6,262	8,665		14,927

Total intangible assets	71,457	93,387	—	164,844

Premises and equipment	6,181	5,334	—	11,515
Investments	191	652	—	843
Loans	(1,349)	(5,021)	—	(6,370)
Deposits	(745)	(1,191)	—	(1,936)
Other liabilities	(1,475)	(1,484)	—	(2,959)
Other assets	(164)	(640)	—	(804)

	$74,096	91,037	—	165,133

The premium paid and estimated fair value adjustments have been “pushed down” to the acquired entities. The preliminary allocation of purchase price is subject to change as fair value estimates are finalized. The estimated fair value of net assets at the acquisition date are summarized as follows:

	Sturgis	Wall	Data	Total

Cash and due from banks	$8,925	11,004	70	19,999
Federal funds sold	29,500	13,000	—	42,500
Investment securities available-for-sale	44,786	51,227	—	96,013
Loans	315,828	405,052	—	720,880
Allowance for loan losses	(6,065)	(8,398)	—	(14,463)
Premises and equipment	15,121	22,740	—	37,861
Accrued interest receivable	3,499	4,482	224	8,205
Goodwill	65,195	84,722	—	149,917
Core deposit intangible	6,262	8,665		14,927
Other assets	636	1,385	178	2,199

	483,687	593,879	472	1,078,038

Deposits:
Noninterest bearing	57,595	74,906	—	132,501
Interest bearing	309,137	370,288	—	679,425

Total deposits	366,732	445,194	—	811,926
Securities sold under repurchase agreements	1,340	3,693	—	5,033
Accrued interest payable	1,178	1,456	—	2,634
Accounts payable and accrued expenses	2,627	3,318	56	6,001
Other borrowed funds	910	3,329		4,239

	372,787	456,990	56	829,833

Consideration paid	$110,900	136,889	416	248,205

Goodwill recognized in the transaction totaled $149,917, of which approximately $136,758 is expected to be deductible for income tax purposes. All goodwill was assigned to the Community Banking operating segment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The accompanying consolidated statements of income for the three and six months ended June 30, 2008 include the results of operations of the acquired entities since the date of acquisition. Had the acquisition been completed as of January 1, 2008, the Company’s consolidated net income to common stockholders and diluted earnings per common share, on a pro forma basis, would have been $37,109 and $4.41, respectively, for the six months ended June 30, 2008.

(4)	Core Deposit Intangible Assets

Core deposit intangible assets represent the intangible value of depositor relationships resulting from deposit liabilities assumed. Core deposit intangible assets of $13,963 as of June 30, 2008, are being amortized using an accelerated method over the weighted average useful lives of the related deposits of 9.2 years. Amortization expense related to core deposit intangibles recorded as of June 30, 2008 is expected to total $1,281 for the remainder of 2008, $2,131 in 2009, $1,748 in 2010, $1,446 in 2011 and $1,421 in 2010.

(5)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2008, commitments to extend credit to existing and new borrowers approximated $1,244, which includes $323 on unused credit card lines and $279 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2008, the Company had outstanding standby letters of credit of $115. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(6)	Computation of Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income available to common stockholders	$17,773	17,625	35,080	34,121

Average outstanding comon shares-basic	7,845,801	8,173,718	7,882,820	8,180,835
Add: effect of dilutive stock options	163,227	196,250	168,702	188,549

Average outstanding common shares-diluted	8,009,028	8,369,968	8,051,522	8,369,384

Basic earnings per common share	$2.27	2.16	4.45	4.17

Diluted earnings per common share	$2.22	2.11	4.36	4.08

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $63,209 and $61,731 for interest during the six months ended June 30, 2008 and 2007, respectively. The Company paid cash for income taxes of $20,894 and $23,189 during the six months ended June 30, 2008 and 2007, respectively.

The Company transferred accrued liabilities of $38 to common stock in conjunction with the exercise of stock options.

On January 8, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred stock was issued in partial consideration for the First Western acquisition (See Note 3).

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

(8)	Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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

Mortgage Loans Held For Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. As of June 30, 2008, the Company had loans held for sale of $28,876. Management obtains quotes or bids on all or part of these loans directly from the purchasing institution. All loans held for sale as of June 30, 2008 were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$920,156	—	920,156	—
Mortgage servicing rights	24,145		24,145

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

(9)	Commitments

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

As of June 30, 2008, the Company had commitments to issue certificates of deposits aggregating $50,000 in brokered transactions. The certificates, issued July 9, 2008, mature October 9, 2008 and bear interest at fixed rates ranging from 2.90% to 2.95%. Placement fees for these transactions are equal to 0.4% to 0.5% of the amount issued.

The Company had commitments under construction contracts of $16,986 as of June 30, 2008.

(10)	Long-Term Debt

In January 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. As of June 30, 2008, the Company was in violation of two financial performance covenants related to nonperforming assets included in the Credit Agreement. The Company has requested and expects to obtain a waiver of these covenants in the near term. If a waiver is not obtained, the syndicated banks will be entitled to pursue the remedies available under the Credit Agreement including an acceleration of the full amount due thereunder. As of June 30, 2008, the Company had $46 million outstanding under the Credit Agreement. The Company expects similar waivers will be required in future periods.

(11)	Segment Reporting

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Selected segment information for the three and six month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$61,156	17	(2,802)	58,371
Provision for loan losses	5,321	—	—	5,321

Net interest income (expense) after provision	55,835	17	(2,802)	53,050
Noninterest income:
External sources	20,345	4,363	517	25,225
Internal sources	—	3,066	(3,066)	—

Total noninterest income	20,345	7,429	(2,549)	25,225
Noninterest expense	42,898	6,736	27	49,661

Income (loss) before income taxes	33,282	710	(5,378)	28,614
Income tax expense (benefit)	11,699	287	(1,998)	9,988

Net income (loss)	$21,583	423	(3,380)	18,626

Depreciation and core deposit intangibles amortization	$4,441	—	54	4,495

	Three Months Ended June 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$49,858	41	(721)	49,178
Provision for loan losses	1,875	—	—	1,875

Net interest income (expense) after provision	47,983	41	(721)	47,303
Noninterest income:
External sources	17,490	4,271	403	22,164
Internal sources	1	3,258	(3,259)	—

Total noninterest income	17,491	7,529	(2,856)	22,164
Noninterest expense	36,844	6,381	(781)	42,444

Income (loss) before income taxes	28,630	1,189	(2,796)	27,023
Income tax expense (benefit)	10,131	472	(1,205)	9,398

Net income (loss)	$18,499	717	(1,591)	17,625

Depreciation and core deposit intangibles amortization	$3,549	—	62	3,611

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Six Months Ended June 30, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$121,198	48	(6,072)	115,174
Provision for loan losses	7,684	—	—	7,684

Net interest income (expense) after provision	113,514	48	(6,072)	107,490
Noninterest income:
External sources	40,866	9,606	1,122	51,594
Internal sources	1	6,296	(6,297)	—

Total noninterest income	40,867	15,902	(5,175)	51,594
Noninterest expense	91,011	13,346	(1,541)	102,816

Income (loss) before income taxes	63,370	2,604	(9,706)	56,268
Income tax expense (benefit)	22,173	1,036	(3,643)	19,566

Net income (loss)	$41,197	1,568	(6,063)	36,702

Depreciation and core deposit intangibles amortization	$8,834	—	145	8,979

	Six Months Ended June 30, 2007
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$98,658	87	(1,423)	97,322
Provision for loan losses	3,750	—	—	3,750

Net interest income (expense) after provision	94,908	87	(1,423)	93,572
Noninterest income:
External sources	34,565	8,619	819	44,003
Internal sources	1	6,488	(6,489)	—

Total noninterest income	34,566	15,107	(5,670)	44,003
Noninterest expense	74,560	12,565	(1,769)	85,356

Income (loss) before income taxes	54,914	2,629	(5,324)	52,219
Income tax expense (benefit)	19,379	1,042	(2,323)	18,098

Net income (loss)	$35,535	1,587	(3,001)	34,121

Depreciation and core deposit intangibles amortization	$6,749	—	125	6,874

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

Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and nonperforming loans. As a result, our historical experience has provided for an adequate allowance for loan losses. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”
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
EXECUTIVE OVERVIEW
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and South Dakota, the local economic conditions in each of these areas are particularly important. We did not engage in subprime lending practices and our local economies have not been as severely impacted by the national economic and real estate downturn, subprime mortgage crisis and credit market turmoil as many areas of the United States. As a result, we are not experiencing the financial instability that is challenging other financial institutions around the country.

     Net income available to common shareholders was $17.8 million, or $2.22 per diluted common share, for the quarter ended June 30, 2008. This is an increase of $148 thousand, or less than 1.0%, as compared to $17.6 million, or $2.11 per diluted common share, for the same period in 2007. For the six months ended June 30, 2008, net income available to common shareholders was $35.1 million, or $4.36 per diluted common share, an increase of $959 thousand, or 2.8%, compared to $34.1 million, or $4.08 per diluted share, for the same period in 2007. Our financial performance for the first six months of 2008 includes our acquisition of The First Western Bank Sturgis, Sturgis, South Dakota, First Western Bank, Wall, South Dakota, and First Western Data, Inc. on January 10, 2008. The acquired entities operate eighteen banking offices in twelve western South Dakota communities. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million and combined total deposits of $812 million. Our financial condition and results of operations for the three and six months ended June 30, 2008 include the results of the acquired entities since the date of acquisition.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $9.5 million, or 18.9%, to $59.7 million for the three months ended June 30, 2008 as compared to $50.2 million for the same period in 2007, and $18.5 million, or 18.6%, to $117.8 million for the six months ended June 30, 2008 as compared to $99.3 million for the same period in 2007. Improvements in FTE net interest income were primarily due to increases in average earning assets combined with a larger spread between rates earned on interest earning assets and rate paid on interest bearing liabilities.
     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 18 basis points to 4.27% for the three months ended June 30, 2008, and 17 basis points to 4.28% for the six months ended June 30, 2008, as compared to the same periods in 2007. These decreases are due, in part, to the deployment of available funding into non-earning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during the three and six months ended June 30, 2008, which further eroded our FTE net interest margin.
     During the first half of 2008, we experienced deterioration in credit quality, particularly in real estate development loans to borrowers in two Montana counties. This deterioration resulted in higher levels of nonperforming and internally risk classified loans. Based on our assessment of the adequacy of our allowance for loan losses, we increased our provisions for loan losses by $3.4 million, or 183.8%, to $5.3 million for the three months ended June 30, 2008, and $3.9 million, or 104.9%, to $7.7 million for the six months ended June 30, 2008, as compared to the same periods in 2007.
     Exclusive of the results of the acquired First Western entities, noninterest income increased 5.4% for the three months ended June 30, 2008, and 9.6% for the six months ended June 30, 2008, as compared to the same periods in 2007. These increases are primarily due to a $1.6 million non-recurring gain on the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008; a non-recurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC recorded during first quarter 2008; and, increases in income from (i) the origination and sale of loans; (ii) higher volumes of credit and debit card transactions; (iii) asset management fees; and, (iv) insurance commissions.
     Increases in noninterest income were more than offset by increases in noninterest expense. Exclusive of the results of the acquired First Western entities, noninterest expense increased 1.4% for the three months ended June 30, 2008, and 6.2% for the six months ended June 30, 2008, as compared to the same periods in 2007. Significant components of the three and six month period increases include inflationary increases in salaries, wages and benefits expense and group health insurance costs; increases in deposit insurance premiums resulting from the expiration of our one-time premium credit; one-time expenses related to employee recruitment and relocation; and, higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business. These increases in other expenses were partially offset by the first quarter 2008 reversal of $625 thousand of previously recorded contingency accruals related to our agreement to indemnify Visa USA for certain litigation losses and the second quarter 2008 reversal of impairment on mortgage servicing rights of $4.3 million.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,458,678	75,632	6.82%	3,418,976	68,015	7.98%
Investment securities (1)	1,108,133	13,444	4.88	941,462	11,635	4.96
Federal funds sold	44,253	261	2.37	134,183	1,801	5.38
Interest bearing deposits in banks	4,944	37	3.01	31,230	396	5.09

Total interest earning assets	5,616,008	89,374	6.40%	4,525,851	81,847	7.25%
Noninterest earning assets	676,388			423,784

Total assets	$6,292,396			4,949,635

Interest bearing liabilities:
Demand deposits	$1,163,838	3,414	1.18%	1,012,485	6,257	2.48%
Savings deposits	1,121,819	4,455	1.60	949,859	6,318	2.67
Time deposits	1,623,799	16,134	4.00	1,088,858	12,714	4.68
Federal funds purchased	92,893	491	2.13	1,560	21	5.40
Borrowings (2)	585,596	2,145	1.47	538,971	5,367	3.99
Long-term debt	90,712	1,145	5.08	6,051	84	5.57
Subordinated debentures	123,715	1,913	6.22	41,238	895	8.71

Total interest bearing liabilities	4,802,372	29,697	2.49%	3,639,022	31,656	3.49%

Noninterest bearing deposits	924,519			840,968
Other noninterest bearing liabilities	59,186			47,785
Stockholders’ equity	506,319			421,860

Total liabilities and stockholders’ equity	$6,292,396			4,949,635

Net FTE interest		$59,677			50,191
Less FTE adjustments		(1,306)			(1,013)

Net interest income from consolidated statements of income		$58,371			49,178

Interest rate spread			3.91%			3.76%

Net FTE yield on interest earning assets (3)			4.27%			4.45%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,352,490	153,660	7.10%	3,370,563	133,667	8.00%
Investment securities (1)	1,112,715	27,219	4.92	1,008,453	24,667	4.93
Federal funds sold	57,799	787	2.74	98,801	2,660	5.43
Interest bearing deposits in banks	8,558	165	3.88	19,780	502	5.12

Total interest earning assets	5,531,562	181,831	6.61%	4,497,597	161,496	7.24%
Noninterest earning assets	647,240			419,386

Total assets	$6,178,802			4,916,983

Interest bearing liabilities:
Demand deposits	$1,148,412	7,878	1.38%	989,159	11,969	2.44%
Savings deposits	1,103,884	9,988	1.82	887,430	11,176	2.54
Time deposits	1,593,425	33,272	4.20	1,078,098	24,739	4.63
Federal funds purchased	65,617	772	2.37	2,505	64	5.15
Borrowings (2)	579,667	5,528	1.92	603,559	12,150	4.06
Long-term debt	88,758	2,352	5.33	13,007	269	4.17
Subordinated debentures	122,939	4,213	6.89	41,238	1,781	8.71

Total interest bearing liabilities	4,702,702	64,003	2.74%	3,614,996	62,148	3.47%

Noninterest bearing deposits	921,731			832,306
Other noninterest bearing liabilities	58,576			51,500
Stockholders’ equity	495,793			418,181

Total liabilities and stockholders’ equity	$6,178,802			4,916,983

Net FTE interest		$117,828			99,348
Less FTE adjustments		(2,654)			(2,026)

Net interest income from consolidated statements of income		$115,174			97,322

Interest rate spread			3.87%			3.77%

Net FTE yield on interest earning assets (3)			4.28%			4.45%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $9.5 million, or 18.9%, to $59.7 million for the three months ended June 30, 2008 as compared to $50.2 million for the same period in 2007, and $18.5 million, or 18.6%, to $117.8 million for the six months ended June 30, 2008 as compared to $99.3 million for the same period in 2007. Improvements in FTE net interest income are primarily due to increases in average earning assets combined with an increase in the spread between rates earned on interest earning assets and rate paid on interest bearing liabilities. Growth in average earning assets and average interest bearing liabilities is primarily due to the First Western acquisition.

     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 18 basis points to 4.27% for the three months ended June 30, 2008, from 4.45% during the same period in the prior year, and 17 basis points to 4.28% for the six months ended June 30, 2008, from 4.45% during the same period in 2007. These decreases are due, in part, to the deployment of available funding into nonearning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during the first six months of 2008, which further eroded our FTE net interest margin.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 Compared with 2007			2008 Compared with 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$20,683	(13,066)	7,617	38,941	(18,948)	19,993
Investment securities (1)	2,060	(251)	1,809	2,550	2	2,552
Interest bearing deposits in banks	(333)	(26)	(359)	(285)	(52)	(337)
Federal funds sold	(1,207)	(333)	(1,540)	(1,105)	(768)	(1,873)

Total change	21,203	(13,676)	7,527	40,101	(19,766)	20,335

Interest bearing liabilites:
Demand deposits	935	(3,778)	(2,843)	1,927	(6,018)	(4,091)
Savings deposits	1,144	(3,007)	(1,863)	2,726	(3,914)	(1,188)
Time deposits	6,246	(2,826)	3,420	11,825	(3,292)	8,533
Federal funds purchased	1,229	(759)	470	1,612	(904)	708
Borrowings (2)	464	(3,686)	(3,222)	(481)	(6,141)	(6,622)
Long-term debt	1,175	(114)	1,061	1,567	516	2,083
Subordinated debentures	1,790	(772)	1,018	1,755	677	2,432

Total change	12,983	(14,942)	(1,959)	20,931	(19,076)	1,855

Increase in FTE net interest income	$8,220	1,266	9,486	19,170	(690)	18,480

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
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
     The provision for loan losses increased $3.4 million, or 183.8%, to $5.3 million for the three months ended June 30, 2008, as compared to $1.9 million for the same period in 2007. The provision for loan losses increased $3.9 million, or 104.9%, to $7.7 million for the six months ended June 30, 2008, as compared to $3.8 million for the same period in 2007. Approximately $208 thousand of the three-month increase and $348 thousand of the six-month increase is attributable to the First Western entities acquired. Remaining increases in the provision for loan losses are due to deterioration in credit quality resulting in higher levels of internally risk rated loans, particularly real estate development loans in two Montana counties. For additional information regarding nonperforming assets, see “Nonperforming Assets” included herein.

     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Noninterest income increased $3.1 million, or 13.8%, to $25.2 million for the three months ended June 30, 2008, as compared to $22.2 million for the same period in 2007. Noninterest income increased $7.6 million, or 17.3%, to $51.6 million for the six months ended June 30, 2008, as compared to $44.0 million for the same period in 2007. Significant components of the increases are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $1.2 million, or 20.9%, to $7.2 million for the three months ended June 30, 2008, as compared to $5.9 million for the same period in 2007. Other service charges, commissions and fees increased $2.5, or 21.3%, to $14.0 million for the six months ended June 30, 2008, as compared to $11.6 million for the same period in 2007. Approximately $547 thousand of the three month period increase and $924 thousand of the six month period increase is attributable to the acquired First Western entities. The remaining three and six month period increases are primarily due to higher insurance commissions and additional fee income resulting from higher volumes of credit and debit card transactions.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $330 thousand, or 11.0%, to $3.3 million for the three months ended June 30, 2008, as compared to $3.0 million for the same period in 2007. Income from the origination and sale of loans increased $1.6 million, or 30.1%, to $6.5 million for the six months ended June 30, 2008, as compared to $5.2 million for the same period in 2007. Approximately $62 thousand of the three month period increase and $94 thousand of the six month period increase is attributable to the acquired First Western entities.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $414 thousand, or 14.3%, to $3.3 million for the three months ended June 30, 2008, as compared to $2.9 million for the same period in 2007. Wealth management revenues increased $907 thousand, or 16.1%, to $6.5 million for the six months ended June 30, 2008, as compared to $5.6 million for the same period in 2007. Approximately $151 thousand of the three month period increase and $316 thousand of the six month period increase is attributable to the acquired First Western entities. The remaining three and six month period increases are primarily due to higher asset management fees, the result of growth in assets under management.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $551 thousand, or 35.8%, to $2.1 million for the three months ended June 30, 2008, as compared to $1.5 million for the same period in 2007. Other income increased $1.5 million, or 37.0%, to $5.7 million for the six months ended June 30, 2008, as compared to $4.2 million for the same period in 2007. Approximately $118 thousand of the three month period increase and $276 thousand of the six month period increase is attributable to the acquired First Western entities. The remaining six month period increase is due to a one-time gain of $1.6 million resulting from the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008. The net gain was split between our community banking and technology services operating segments. In addition, during first quarter 2008 we recorded a non-recurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC. Increases in other income during the first six months of 2008, as compared to the same period in the prior year, were partially offset by a one-time gain of $1.1 million on the sale of mortgage servicing rights recorded during first quarter 2007.
     Noninterest Expense. Noninterest expense increased $7.2 million, or 17.0%, to $49.7 million for the three months ended June 30, 2008, as compared to $42.4 million for the same period in 2007. Noninterest expense increased $17.5 million, or 20.5%, to $102.8 million for the six months ended June 30, 2008, as compared to $85.4 million for the same period in 2007. Significant components of the increases are discussed below.
     Salaries, wages and employee benefits expense increased $5.6 million, or 23.3%, to $29.7 million for the three months ended June 30, 2008, as compared to $24.1 million for the same period in 2007. Salaries, wages and employee benefits expense increased $9.9 million, or 20.5%, to $58.1 million for the six months ended June 30, 2008, as compared to $48.2 million for the same period in 2007. Approximately $3.3 million of the increases and $6.0 million of the six month period increase is directly attributable to the acquired First Western entities. The remaining increase is primarily due to higher group health insurance costs and inflationary wage increases.

     Furniture and equipment expense increased $925 thousand, or 23.4%, to $4.9 million for the three months ended June 30, 2008, as compared to $4.0 million for the same period in 2007. Furniture and equipment expense increased $1.5 million, or 18.4%, to $9.5 million for the six months ended June 30, 2008, as compared to $8.0 million for the same period in 2007. Approximately $286 thousand of the three month period increase and $580 thousand of the six month period increase is directly attributable the acquired First Western entities. The remaining three and six month period increases are primarily due to higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business.
     Occupancy expense increased $256 thousand, or 6.9%, to $4.0 million for the three months ended June 30, 2008, as compared to $3.7 million for the same period in 2007. Exclusive of the expenses of the acquired First Western entities, occupancy expense for the three months ended June 30, 2008, decreased $172 thousand, or 4.6%, from the same period in the prior year. Occupancy expense increased $1.1 million, or 15.2%, to $8.2 million for the six months ended June 30, 2008, as compared to $7.2 million for the same period in 2007. Exclusive of the expenses of the acquired First Western entities, occupancy expense for the six months ended June 30, 2008, increased $246 thousand, or 3.4%, from the same period in the prior year.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During the three months ended June 30, 2008, we reversed previously recorded impairment of $4.3 million, as compared to $677 thousand during the same period in 2007. During the six months ended June 30, 2008, we reversed previously recorded impairment of $745 thousand, as compared to recording additional impairment charges of $116 thousand during the same period in 2007.
     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; director fees; and, other losses. Other expenses increased $2.6 million or 30.1%, to $11.2 million for the three months ended June 30, 2008, as compared to $8.6 million for the same period in 2007. Exclusive of the expenses of the acquired First Western entities, other expenses increased $1.0 million, or 11.6%, for the three months ended June 30, 2008, as compared to the same period in the prior year. Significant components of the increase include (1) increases in Federal Deposit Insurance Corporation, or FDIC, deposit insurance premiums of $509 thousand resulting from the expiration of our one-time historical assessment credit established by the FDIC and used to offset insurance assessments during 2007 and first quarter 2008; (2) expenses related to employee recruitment and relocation of $450 thousand; and, (3) nonrecurring fraud losses of $237 thousand.
     Other expenses increased $3.2 million or 19.4%, to $19.7 million for the six months ended June 30, 2008, as compared to $16.5 million for the same period in 2007. Exclusive of the expenses of the acquired First Western entities, other expenses increased $323 thousand, or 2.0%, for the six months ended June 30, 2008, as compared to the same period in the prior year primarily due to increases in FDIC insurance premiums of $569 thousand, expense related to employee recruitment and relocation costs of $450 thousand and nonrecurring fraud losses of $237 thousand. These increases in other expenses were partially offset by the first quarter 2008 reversal of $625 thousand of previously recorded contingency accruals related to our agreement to indemnify Visa USA for certain litigation losses. For additional information regarding our indemnification agreement with Visa USA, see “Risk Factors — Operational Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Income Tax Expense. Our effective federal income tax rate was 30.4% for the six months ended June 30, 2008, and 30.9% for the six months ended June 30, 2007. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho, Oregon and South Dakota. Our effective state tax rate was 4.4% for the six months ended June 30, 2008, and 3.8% for the six months ended June 30, 2007. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.

OPERATING SEGMENT RESULTS
     The following table summarizes net income (loss) for each of our operating segments.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)		Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Community banking	$21,583	18,499	41,197	35,535
Technology services	423	717	1,568	1,587
Other	(3,380)	(1,591)	(6,063)	(3,001)

Total	18,626	17,625	36,702	34,121

     Our principal operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The community banking operating segment includes results of the acquired First Western entities since the date of acquisition. The community banking segment represented over 90% of our combined revenues and income for the three and six months ended June 30, 2008 and 2007, and of our consolidated assets as of June 30, 2008 and December 31, 2007. Components of the changes in community banking net income for the three and six months ended June 30, 2008 as compared to the same period in 2007 are discussed above.
     The technology services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing; ATM and debit card processing; item proof, capture and imaging; wide area network services; and, system support. Technology services net income decreased $294 thousand, or 41.0%, to $423 thousand for the three months ended June 30, 2008, as compared to $717 thousand for the same period in the prior year primarily due to equipment repair, maintenance and replacement expenses.
     Technology services net income decreased $19 thousand, or 1.2%, to $1.6 million for the six months ended June 30, 2008, as compared to the same period in the prior year. During first quarter 2008, technology services recorded a one-time gain of $894 thousand from the mandatory redemption of our class B shares of Visa, Inc. This one-time gain was offset by equipment repair, maintenance and replacement expenses and the payment of severance amounts to certain item processing and data center personnel.
     Other includes the net funding cost and other expenses of the parent holding company, the operational results of consolidated nonbank subsidiaries (except i_Tech) and intercompany eliminations. Other net losses increased $1.8 million, or 112.4%, to $3.4 million for the three months ended June 30, 2008, as compared to $1.6 million the same period in 2007. Other net losses increased $3.1 million, or 102.0%, to $6.1 million for the six months ended June 30, 2008, as compared to $3.0 for the same period in 2007. The three and six month period increases in net losses are due to higher interest expense resulting from additional debt obtained to fund the First Western acquisition. Net interest expense increased $2.1 million for the three months ended June 30, 2008, as compared to the same period in 2007, and $4.6 million for the six months ended June 30, 2008, as compared to the same period in 2007. The six month period increase in net interest expense was partially offset by decreases in share-based compensation expense and appreciation on deferred officer compensation amounts.
FINANCIAL CONDITION
     Total assets increased $1,147 million, or 22.0%, to $6,364 million as of June 30, 2008, from $5,217 million as of December 31, 2007, primarily due to the First Western acquisition on January 10, 2008. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million, combined premises and equipment of $38 million and combined total deposits of $812 million. In addition, in connection with the acquisition we recorded goodwill of $150 million and core deposit intangibles of $15 million.

     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio
(Dollars in thousands)

	June 30,	December 31,
	2008	2007

Real estate loans:
Residential	$742,660	$419,001
Agricultural	172,921	142,256
Commercial	1,256,103	1,018,831
Construction	711,199	664,272
Mortgage loans originated for sale	28,876	26,080

Total real estate loans	2,911,759	2,270,440

Consumer:
Indirect consumer loans	383,860	373,457
Credit card loans	72,929	68,136
Other consumer loans	207,813	166,409

Total consumer loans	664,602	608,002

Commercial	797,225	593,669
Agricultural	154,541	81,890
Other loans, including overdrafts	42,528	4,979

Total loans	$4,570,655	$3,558,980

     Total loans increased $1,011 million, or 28.4%, to $4,570 million as of June 30, 2008 from $3,559 million as of December 31, 2007. Approximately $733 million of the increase is attributable to the First Western entities acquired. Excluding loans of the acquired entities, total loans increased $279 million, or 7.8%, with the most significant growth occurring in commercial, commercial real estate and residential real estate loans. Management attributes our loan growth to continued demand for housing, growth in many of our existing market areas and an increase in overall borrowing activity.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $96 million, or 8.5%, to $1,033 million as of June 30, 2008 from $1,129 million as of December 31, 2007. Excluding investment securities of the acquired entities, our investment securities decreased $178 million, or 15.8%. During the first six months of 2008, proceeds from investment security maturities, calls and principal paydowns were used to fund loan growth.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2008, we had investment securities with fair values of $79 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $4 million as of June 30, 2008, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and six months ended June 30, 2008 or 2007.
     Other Assets. Other assets increased $14 million, or 31.6%, to $56 million as of June 30, 2008, as compared to $43 million as of December 31, 2007. Significant components of the increase include the purchase of an additional $7 million of Federal Reserve Bank stock upon acceptance of the First Western banks as Federal Reserve member banks and a $2 million increase in other real estate owned due to foreclosure on the collateral underlying the real estate development loans of one commercial borrower during second quarter 2008.

     Deposits. Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	June 30,	December 31,
	2008	2007

Noninterest bearing demand	$991,272	$836,753

Interest bearing:
Demand	1,152,202	1,019,208
Savings	1,135,788	992,571
Time, $100 and over	683,761	464,560
Time, other	920,466	686,309

Total interest bearing	3,892,217	3,162,648

Total deposits	$4,883,489	$3,999,401

     Total deposits increased $884 million, or 22.1%, to $4,883 million as of June 30, 2008 from $3,999 million as of December 31, 2007. Approximately $775 million of this increase is attributable to the First Western entities acquired. Excluding deposits of the acquired entities, total deposits increased $109 million, or 2.7%, with the majority of the increase occurring in time deposits of $100 thousand or more.
     Federal Funds Purchased. In addition to deposits, we use federal funds purchased as a source of funds to meet the daily cash flow needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. Federal funds purchased were $108 million as of June 30, 2008. We had no federal funds purchased as of December 31, 2007.
     Repurchase Agreements. In addition to deposits and federal funds purchased, we use repurchase agreements with commercial depositors as an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $132 million, or 21.9%, to $472 million as of June 30, 2008 from $605 million as of December 31, 2007, primarily due to fluctuations in the liquidity needs of our customers.
     Other Borrowed Funds. Other borrowed funds increased $122 million to $130 million as of June 30, 2008 from $9 million as of December 31, 2007 primarily due to two short-term borrowings from the Federal Home Loan Bank of Seattle. On June 26, 2008, we borrowed $100 million on a note maturing August 25, 2008 bearing interest at a rate of 2.77%. In addition, on June 30, 2008, we borrowed $20 million overnight at an interest rate of 2.85%. Proceeds from these borrowings were used to fund growth in earning assets.
     Long Term Debt. Long term debt increased $84 million to $89 million as of June 30, 2008 from $5 million as of December 31, 2007, due to debt financing for the First Western acquisition. For additional information regarding acquisition financing, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, on February 28, 2008 we entered into a subordinated credit agreement and borrowed $15 million on a variable rate unsecured subordinated term loan maturing February 28, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity. The interest rate on the subordinated term loan was 4.65% as of June 30, 2008.
     Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts increased $21 million, or 20.0%, to $124 million as of June 30, 2008, from $103 million as of December 31, 2007. In connection with the First Western acquisition, on January 8, 2008 we issued an aggregate of $20 million of 30-year floating rate mandatorily redeemable capital trust preferred securities to third-party investors and used the proceeds to purchase 30-year junior subordinated deferrable interest debentures issued by our parent company. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ASSET QUALITY
     Nonperforming Assets. Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned, or OREO.
     Nonperforming assets increased $59 million, or 166.6%, to $95 million as of June 30, 2008, as compared to $36 million as of December 31, 2007. Approximately $20 million of the increase is attributable to the acquired First Western entities. The following table sets forth information regarding nonperforming assets as of the dates indicated:
Nonperforming Assets
(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007

Nonperforming loans:
Nonaccrual loans	$71,100	50,984	31,552	29,185	18,888
Accruing loans past due 90 days or more	20,276	6,036	2,171	4,720	10,379
Restructured loans	1,027	1,027	1,027	1,034	1,044

Total non-performing loans	92,403	58,047	34,750	34,939	30,311
OREO	2,705	874	928	631	578

Total nonperforming assets	$95,108	58,921	35,678	35,570	30,889

Nonperforming assets to total loans and OREO	2.08%	1.34%	1.00%	1.01%	0.87%

     Nonaccrual loans increased $40 million, or 125.3%, to $71 million as of June 30, 2008, as compared to $32 million as of December 31, 2007. Approximately $28 million of the increase is attributable to nonaccrual loans of the acquired First Western entities. The remaining increase is primarily due to the loans of one commercial real estate borrower placed on nonaccrual during second quarter 2008.
     Accruing loans past due 90 days or more increased $18 million to $20 million as of June 30, 2008, as compared to $2 million as of December 31, 2007. Approximately $655 thousand of the increase is attributable to the acquired First Western entities. The remaining increase is primarily due to the loans of five commercial real estate borrowers that were past due 90 days and still accruing interest as of June 30, 2008, all of which are believed to be adequately collateralized and/or in the process of renewal.
     Other real estate owned increased $2 million to $3 million as of June 30, 2008, as compared to $928 thousand as of December 31, 2007. This increase was due to the second quarter 2008 foreclosure on the collateral underlying the real estate development loans of one commercial borrower during second quarter 2008.
     There can be no assurance that we have identified all of our potential nonperforming loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future.
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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007

Balance at beginning of period	$68,415	52,355	51,452	50,308	48,621
Allowance of acquired banking offices	—	14,463	—	—	—
Provision charged to operating expense	5,321	2,363	2,125	1,875	1,875
Less loans charged off	(1,627)	(1,297)	(1,857)	(1,216)	(990)
Add back recoveries of loans previously charged off	541	531	635	485	802

Net loans charged-off	(1,086)	(766)	(1,222)	(731)	(188)

Balance at end of period	$72,650	68,415	52,355	51,452	50,308

Period end loans	$4,570,655	4,384,346	3,558,980	3,528,108	3,494,146
Average loans	4,458,678	4,246,302	3,534,939	3,523,170	3,418,976
Annualized net loans charged off to average loans	0.09%	0.07%	0.08%	0.06%	0.05%
Allowance to period end loans	1.59%	1.56%	1.47%	1.46%	1.44%

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
CONTRACTUAL OBLIGATIONS
     Contractual obligations as of June 30, 2008 are summarized in the following table:
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$3,279,262	—	—	—	3,279,262
Time deposits	1,391,309	152,453	60,449	16	1,604,227
Securities sold under repurchase agreements	472,371	—	—	—	472,371
Other borrowed funds(1)	130,288	—	—	—	130,288
Long-term debt obligations (2)	11,572	15,379	25,001	35,000	86,952
Capital lease obligations	30	69	80	1,714	1,893
Operating lease obligations	4,105	8,046	5,742	10,548	28,441
Purchase obligations (3)	16,986	—	—	—	16,986
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715
Other contractual obligations (5)	50,000	—	—	—	50,000

Total contractual obligations	$5,355,923	175,947	91,272	170,993	5,794,135

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government, and short-term borrowings from the FHLB maturing within 60 days and bearing a weighted average interest rate of 2.77%. For additional information regarding other borrowed funds, see “Other Borrowed Funds” included herein.

(2)	Long-term debt consists of a note payable to FHLB maturing March 5, 2010 and bearing interest at a fixed rate of 3.01%; variable rate term notes maturing January 10, 2013; a variable rate revolving line of credit maturing January 10, 2011; subordinated debt maturing January 19, 2018 and bearing interest at 6.81%; and, subordinated variable rate debt maturing February 28, 2018 . For additional information concerning long-term debt, see “Long-term Debt” included herein and “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” and “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Purchase obligations relate solely to obligation under construction contracts to build or renovate banking offices.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures held by Subsidiary Trusts” “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Other contractual obligations relate solely to commitments to issue certificates of deposits maturing October 9, 2008 at interest rates ranging from 2.90% to 2.95%. For additional information regarding these commitments, see “Notes to Unaudited Consolidated Financial Statements — Commitments” included in Item 1 of this report.
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $58 million, or 13.0%, to $502 million as of June 30, 2008 from $444 million as of December 31, 2007, primarily due to the issuance of 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, or Series A Stock, with an aggregate value of $50 million. The Series A Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the issuance of Series A Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. The remaining increase is primarily due to the retention of earnings. We paid aggregate cash dividends of $10.3 million to common stockholders and $1.6 million to preferred stockholders during the six months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, we exceeded the “well-capitalized” requirements established by the federal banking agencies.
     In recent years, we have experienced significant growth in earning assets through a combination of organic loan and deposit growth in our existing market areas and expansion into new market areas through acquisition. To support this growth and preserve our “well-capitalized” status with the federal banking agencies, management is evaluating sources of additional capital including, among other things, the issuance of common stock through our annual stock offering to employees and directors.
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
     As of June 30, 2008, we were in violation of two financial performance covenants related to nonperforming assets, as set forth in the syndicated credit agreement. We have requested a waiver of these covenants and expect to obtain the waiver in the near term. If we are not able to obtain a waiver, we will be in default and our creditors will be entitled to pursue their remedies under the syndicated credit agreement including the possibility of an acceleration of the full amount due thereunder. As of June 30, 2008, we had $46 million outstanding under the syndicated credit agreement. Management expects we will require similar waivers in future periods.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5.0% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2.0%. As of June 30, 2008, our income simulation model predicted net interest income would decrease $1.6 million, or 0.7%, assuming a 2.0% increase in short-term market interest rates and 1.0% increase in long-term interest rates. As of June 30, 2008, our income simulation model predicted net interest income would increase $134 thousand, or 0.1%, assuming a 1.0% decrease in short-term market interest rates and 0.5% decrease in long-term interest rates. Both scenarios predict that our funding sources will reprice faster than our interest earning assets. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 2 — Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at June 30, 2008. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management” included herein .
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Expected Maturity, Principal Repayment or Repricing
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$264,466	—	—	—	—	—	264,466
Net loans	2,994,518	569,862	382,751	222,199	197,805	148,620	4,515,755
Securities available for sale	256,601	97,608	33,710	78,037	63,552	390,648	920,156
Securities held to maturity	11,220	13,697	11,137	8,369	5,783	61,081	111,287
Accrued interest receivable	42,231	—	—	—	—	—	42,231
Mortgage servicing rights	3,033	3,041	2,721	2,304	1,970	11,076	24,145

Total interest-sensitive assets	$3,572,069	684,208	430,319	310,908	269,110	611,426	5,878,040

Interest sensitive liabilities:
Deposits, excluding time	$1,634,168	352,520	352,520	940,053	—	—	3,279,261
Time deposits	1,404,843	118,805	34,457	22,871	31,116	14	1,612,106
Repurchase agreements	472,371	—	—	—	—	—	472,371
Accrued interest payable	21,898	—	—	—	—	—	21,898
Other borrowed funds	130,288	—	—	—	—	—	130,288
Long-term debt	11,827	8,398	7,298	7,287	17,991	37,453	90,254
Subordinated debentures held by subsidiary trusts	—	—	—	—	—	123,715	123,715

Total interest-sensitive liabilities	$3,675,395	479,723	394,275	970,211	49,107	161,182	5,729,893

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2008, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2008.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2008.

			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

April 2008	35,127	$83.50	0	Not Applicable
May 2008	32,632	84.02	0	Not Applicable
June 2008	2,284	84.75	0	Not Applicable

Total	70,043	$83.79	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of June 30, 2008, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 9, 2008.

(b) Seven directors were elected to serve three year terms. Steven J. Corning, Charles E. Hart, James W. Haugh, Randall I. Scott, Thomas W. Scott, Michael J. Sullivan and Martin A. White were elected as directors with terms expiring in 2011. The following directors remained in office: Elouise C. Cobell, Richard A. Dorn, Lyle R. Knight, James R. Scott, Julie A. Scott and Jonathan R. Scott with terms expiring in 2009; and, David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Sandra A. Scott Suzor with terms expiring in 2010.
(c) The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

		Withheld/
Matter	For	Against	Not Voted

Election of Directors

Steven J. Corning	7,279,362	56,866	—
Charles E. Hart	7,279,362	56,866	—
James W. Haugh	7,279,362	56,866	—
Randall I. Scott	7,279,362	56,866	—
Thomas W. Scott	7,279,362	56,866	—
Michael J. Sullivan	7,279,362	56,866	—
Martin A. White	7,279,362	56,866	—
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(6)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(7)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(18)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(8)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(9)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(10)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(10)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.3(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.4(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(11) †	2001 Stock Option Plan

10.7(12) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2003

10.8(13)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.9(14) †	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.10 (14)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.11(15)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.12(8)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.13(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.14(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

10.15(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(12)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-8, No. 333-76825.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(14)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST INTERSTATE BANCSYSTEM, INC.

Date August 4, 2008	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date August 4, 2008	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer