Form 10-Q
period 2008-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2008-11-04
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Registrant had 7,936,527 shares of common stock outstanding on September 30, 2008.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$203,114	181,743
Federal funds sold	37,317	60,635
Interest bearing deposits in banks	1,296	6,868

Total cash and cash equivalents	241,727	249,246

Investment securities:
Available-for-sale	918,786	1,014,280
Held-to-maturity (estimated fair values of $109,910 as of September 30, 2008 and $114,613 as of December 31, 2007)	111,784	114,377

Total investment securities	1,030,570	1,128,657

Loans	4,744,675	3,558,980
Less allowance for loan losses	77,094	52,355

Net loans	4,667,581	3,506,625

Goodwill	187,297	37,380
Premises and equipment, net	171,990	124,041
Company-owned life insurance	68,790	67,076
Accrued interest receivable	42,571	32,215
Mortgage servicing rights, net of accumulated amortization and impairment reserve	21,870	21,715
Core deposit intangible assets, net of accumulated amortization	13,322	257
Net deferred tax asset	4,291	6,741
Other assets	60,004	42,844

Total assets	$6,510,013	5,216,797

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$984,704	836,753
Interest bearing	4,050,640	3,162,648

Total deposits	5,035,344	3,999,401

Federal funds purchased	69,420	—
Securities sold under repurchase agreements	510,457	604,762
Accrued interest payable	19,704	21,104
Accounts payable and accrued expenses	39,423	30,117
Other borrowed funds	102,257	8,730
Long-term debt	84,695	5,145
Subordinated debentures held by subsidiary trusts	123,715	103,095

Total liabilities	5,985,015	4,772,354

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of September 30, 2008, no shares issued and outstanding as of December 31, 2007	50,000	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,936,527 shares as of September 30, 2008 and 8,006,041 shares as of December 31, 2007	121,910	29,773
Retained earnings	350,445	416,425
Accumulated other comprehensive loss, net	2,643	(1,755)

Total stockholders’ equity	524,998	444,443

Total liabilities and stockholders’ equity	$6,510,013	5,216,797

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$77,798	70,798	230,561	203,699
Interest and dividends on investment securities:
Taxable	10,475	10,653	32,933	31,720
Exempt from Federal taxes	1,464	1,164	4,468	3,504
Interest on Federal funds sold	177	541	964	3,201
Interest on deposits in banks	14	158	179	660

Total interest income	89,928	83,314	269,105	242,784

Interest expense:
Interest on deposits	23,207	26,458	74,345	74,342
Interest on Federal funds purchased	554	199	1,326	263
Interest on securities sold under repurchase agreements	1,751	4,502	6,853	16,576
Interest on other borrowed funds	669	42	1,095	118
Interest on long-term debt	1,084	79	3,436	348
Interest on subordinated debentures held by subsidiary trusts	1,969	1,191	6,182	2,972

Total interest expense	29,234	32,471	93,237	94,619

Net interest income	60,694	50,843	175,868	148,165
Provision for loan losses	5,636	1,875	13,320	5,625

Net interest income after provision for loan losses	55,058	48,968	162,548	142,540

Noninterest income:
Other service charges, commissions and fees	7,293	6,350	21,319	17,909
Service charges on deposit accounts	5,464	4,530	15,309	13,418
Technology services revenues	4,589	6,196	13,302	14,815
Income from origination and sale of loans	2,761	2,984	9,463	8,135
Wealth managment revenues	3,035	3,098	9,568	8,724
Investment securities gains, net	12	6	86	6
Other income	1,156	2,226	6,857	6,386

Total noninterest income	24,310	25,390	75,904	69,393

Noninterest expense:
Salaries, wages and employee benefits	27,671	24,366	85,736	72,537
Furniture and equipment	4,588	4,162	14,101	12,194
Occupancy, net	4,000	3,935	12,243	11,091
Mortgage servicing rights impairment	1,640	95	895	211
Professional fees	1,298	1,052	3,659	2,419
Mortgage servicing rights amortization	1,209	1,059	4,005	3,341
Core deposit intangible amortization	641	43	1,862	131
Other expenses	14,063	9,869	35,425	28,013

Total noninterest expense	55,110	44,581	157,926	129,937

Income before income taxes	24,258	29,777	80,526	81,996
Income tax expense	8,362	10,528	27,928	28,626

Net income	15,896	19,249	52,598	53,370
Preferred stock dividends	863	—	2,484	—

Net income available to common stockholders	$15,033	19,249	50,114	53,370

Basic earnings per common share	$1.93	2.37	6.38	6.54

Diluted earnings per common share	$1.89	2.32	6.25	6.39

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	For the nine months
	ended September 30,
	2008	2007
Balance at December 31, 2007 and 2006	$444,443	410,375
Cumulative effect of adoption of new accounting principle (see Note 2)	(633)	—
Comprehensive income:
Net income	52,598	53,370
Post-retirement liability adjustment, net of income tax benefit of $10 in 2008	(15)	—
Unrealized gains on available-for-sale investment securities, net of income tax expense of $2,896 in 2008 and $2,235 in 2007	4,465	3,446
Less reclassfication adjustments for gains included in net income, net of income tax expense of $34 in 2008 and $2 in 2007	(52)	(4)

Other comprehensive income	4,398	3,442

Total comprehensive income	56,996	56,812

Preferred stock transactions:
Preferred shares issued, 5,000 in 2008	50,000	—
Preferred stock issuance costs	(38)	—
Common stock transactions:
Common shares issued, 154,288 in 2008 and 17,248 in 2007	11,884	1,497
Common shares retired, 267,622 in 2008 and 188,052 in 2007	(22,729)	(16,582)
Stock options exercised net of shares tendered in payment of option price and income tax withholding amounts, 43,820 in 2008 and 128,343 in 2007	1,371	4,735
Tax benefits of stock options	868	2,342
Stock-based compensation expense	743	926
Cash dividends declared:
Common, $1.95 per share in 2008 and $2.32 per share in 2007	(15,423)	(18,990)
Preferred (6.75% stated annual rate)	(2,484)	—

Balance at September 30, 2008 and 2007	$524,998	441,115

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$52,598	53,370
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(633)	—
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	20	(26)
Provision for loan losses	13,320	5,625
Depreciation expense	11,406	10,488
Amortization of mortgage servicing rights	4,005	3,341
Net premium amortization (discount accretion) on investment securities	604	(2,426)
Net gain on disposal of available-for-sale investment securities	(86)	(6)
Net gain (loss) on sale of property and equipment	(1)	203
Net gain on sale of mortgage servicing rights	—	(996)
Amortization of core deposit intangibles	1,862	131
Net impairment charges on mortgage servicing rights	895	211
Net increase in cash surrender value of company-owned life insurance	(1,714)	(1,627)
Write-down of property pending sale/disposal	17	16
Other than temporary impairment on investment securities	1,286	—
Stock-based compensation expense	743	926
Excess tax benefits from stock-based compensation	(840)	(2,272)
Deferred income taxes	(353)	(1,805)
Changes in operating assets and liabilities:
Increase in loans held for sale	(3,324)	(882)
Increase in interest receivable	(2,375)	(7,820)
Decrease (increase) in other assets	(11,802)	2,628
Increase (decrease) in accrued interest payable	(4,034)	1,121
Increase (decrease) in accounts payable and accrued expenses	3,313	(4,804)

Net cash provided by operating activities	64,907	55,396

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,778)	(12,154)
Available-for-sale	(234,200)	(1,656,246)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	15,248	11,561
Available-for-sale	431,250	1,796,795
Purchases and originations of mortgage servicing rights	(5,055)	(4,914)
Proceeds from sale of mortgage servicing rights	—	2,603
Extensions of credit to customers, net of repayments	(468,468)	(220,785)
Recoveries of loans charged-off	1,533	1,726
Proceeds from sales of other real estate	310	576
Net capital expenditures	(21,304)	(13,810)
Capital contributions to unconsolidated subsidiaires	(620)	—
Acquistion of banks & data services company, net of cash and cash equivalents received	(135,706)	—

Net cash used in investing activities	(429,790)	(94,648)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$224,016	296,799
Net increase in Federal funds purchased	69,420	—
Net decrease in repurchase agreements	(99,337)	(272,761)
Net increase in other borrowed funds	89,288	2,470
Borrowings of long-term debt	113,500	—
Repayments of long-term debt	(33,950)	(16,092)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	20,620	—
Net decrease (increase) in debt issuance costs	(444)	26
Preferred stock issuance costs	(38)	—
Proceeds from issuance of common stock	14,085	8,574
Excess tax benefits from stock-based compensation	840	2,272
Purchase and retirement of common stock	(22,729)	(16,582)
Dividends paid on common stock	(15,423)	(18,990)
Dividends paid on preferred stock	(2,484)	—

Net cash provided by (used in) financing activities	357,364	(14,284)

Net decrease in cash and cash equivalents	(7,519)	(53,536)
Cash and cash equivalents at beginning of period	249,246	255,791

Cash and cash equivalents at end of period	$241,727	202,255

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2008 and December 31, 2007 and the results of operations and cash flows for each of the three and nine month periods ended September 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2008 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” establishing a framework for measuring fair value and expanding fair value measurement disclosures. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. When issued, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” to allow entities to electively defer the effective date of SFAS No, 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Nonfinancial assets measured at fair value on a nonrecurring basis include nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and elected to defer adoption of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009. The Company does not expect adoption of SFAS No. 157 for nonfinancial assets and liabilities to have material impact on its consolidated financial statements, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R on January 1, 2009 to impact its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51,” establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of SFAS No. 160, a noncontrolling interest in a subsidiary is reported as equity in the consolidated financial statements and income attributable to both the parent company and the noncontrolling interest is included in the consolidated statement of income. SFAS No. 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009 with earlier adoption prohibited. The provisions of SFAS No. 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements, results of operations or liquidity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not use derivative instruments or engage in hedging activities and does not expect the adoption of SFAS No. 161 to impact its consolidated financial statements, results of operations or liquidity.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 to impact its consolidated financial statements, results of operations or liquidity.
Emerging Issues Task Force. In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 effective January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $633. Compensation expense for the postretirement aspects of the Company’s endorsement split dollar life insurance policies of $17 and $52 for the three and nine months ended September 30, 2008, respectively, is included in salaries wages and employee benefits expense on the accompanying consolidated statements of income.
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
In September 2008, the FASB ratified EITF Issue No. 08-5 (“EITF 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement such as a guarantee and clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the Company on January 1, 2009. The Company does not expect adoption of EITF 08-5 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB Staff Positions. In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for the Company on January 1, 2009. The Company does not expect adoption of FSP 142-3 to have a material impact on its consolidated financial statements, results of operations or liquidity.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. The Company does not expect adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements, results of operations or liquidity.

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The accompanying consolidated statements of income for the three and nine months ended September 30, 2008 include the results of operations of the acquired entities since the date of acquisition. Had the acquisition been completed as of January 1, 2008, the Company’s consolidated net income to common stockholders and diluted earnings per common share, on a pro forma basis, would have been $50,521 and $6.35, respectively, for the nine months ended September 30, 2008.
(4)	Core Deposit Intangible Assets

Core deposit intangible assets represent the intangible value of depositor relationships resulting from deposit liabilities assumed. Core deposit intangible assets of $13,322 as of September 30, 2008, are being amortized using an accelerated method over the weighted average useful lives of the related deposits of 9.2 years. Amortization expense related to core deposit intangibles recorded as of September 30, 2008 is expected to total $641 for the remainder of 2008, $2,131 in 2009, $1,748 in 2010, $1,446 in 2011 and $1,421 in 2012.

(5)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2008, commitments to extend credit to existing and new borrowers approximated $1,223, which includes $332 on unused credit card lines and $333 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2008, the Company had outstanding standby letters of credit of $66. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available to common stockholders	$15,033	19,249	50,114	53,370

Average outstanding comon shares-basic	7,805,118	8,107,893	7,856,406	8,156,254
Add: effect of dilutive stock options	149,933	197,152	162,358	196,175

Average outstanding common shares-diluted	7,955,051	8,305,045	8,018,764	8,352,429

Basic earnings per common share	$1.93	2.37	6.38	6.54

Diluted earnings per common share	$1.89	2.32	6.25	6.39

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(7)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $94,637 and $93,498 for interest during the nine months ended September 30, 2008 and 2007, respectively. The Company paid cash for income taxes of $25,174 and $33,556 during the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, the Company transferred accrued liabilities of $38 to common stock in conjunction with the exercise of stock options.

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

Mortgage Loans Held For Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. As of September 30, 2008, the Company had loans held for sale of $29,404. Management obtains quotes or bids on all or part of these loans directly from the purchasing institution. All loans held for sale as of September 30, 2008 were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$918,786	—	918,786	—
Mortgage servicing rights	22,383		22,383

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2008.
(9)	Commitments

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $18,376 as of September 30, 2008.
(10)	Subsequent Events — Long Term Debt

On October 3, 2008, the Company entered into the first amendment to its syndicated credit agreement (“Credit Agreement”). The amendment reduced the maximum amount that may be advanced under the Credit Agreement’s revolving credit facility (“Revolving Notes”) from $25,000 to $15,000, increased the interest rate charged on the Revolving Notes by 0.50% and increased the annual commitment fee by 0.10%. The total outstanding balance under the Credit Agreement as of September 30, 2008 was $45,643, which included $44,643 outstanding on variable rate term notes bearing interest at weighted average rate of 4.69% and $1,000 outstanding on a Revolving Note bearing interest at 5.00%.

The amendment also included revisions to certain debt covenants related to nonperforming assets and waived all debt covenant defaults resulting from breaches existing as of June 30, 2008. The Company paid amendment and waiver fees of $85. The Company was in compliance with all existing and amended debt covenants as of September 30, 2008.

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

The Other category includes the net funding cost and other expenses of the Parent Company, and the operational results of non-bank subsidiaries (except the Company’s technology services subsidiary). The operational results of non-bank subsidiaries (except the Company’s technology services subsidiary) are not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Intersegment revenues primarily represents interest income on intercompany borrowings, earnings on the Parent Company’s investment in subsidiaries, management fees paid to the Parent Company and technology services fees paid to the Company’s technology services subsidiary. Intersegment revenues, expenses and assets are eliminated in accordance with accounting principles generally accepted in the United States of America.
Selected segment information for the three and nine month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30, 2008
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income	$63,490	17	16,257	(19,070)	60,694
Provision for loan losses	5,636	—	—	—	5,636
Noninterest income:
External	20,066	4,589	(345)	—	24,310
Intersegment	—	3,084	2,789	(5,873)	—
Noninterest expense	59,548	6,899	2,898	(5,873)	63,472

Net income	$18,372	791	15,803	(19,070)	15,896

Depreciation and core deposit intangibles amortization	$4,249	—	40	—	4,289

	Three Months Ended September 30, 2007
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income	$52,025	46	19,773	(21,001)	50,843
Provision for loan losses	1,875	—	—	—	1,875
Noninterest income:
External	19,001	6,196	193	—	25,390
Intersegment	—	3,236	2,043	(5,279)	—
Noninterest expense	49,818	7,718	2,852	(5,279)	55,109

Net income	$19,333	1,760	19,157	(21,001)	19,249

Depreciation and core deposit intangibles amortization	$3,690	—	56	—	3,746

	Nine Months Ended September 30, 2008
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income	$184,688	65	52,874	(61,759)	175,868
Provision for loan losses	13,320	—	—	—	13,320
Noninterest income:
External	60,932	14,195	777	—	75,904
Intersegment	—	9,380	8,500	(17,880)	—
Noninterest expense	172,732	21,280	9,722	(17,880)	185,854

Net income	$59,568	2,360	52,429	(61,759)	52,598

Depreciation and core deposit intangibles amortization	$13,083	—	185	—	13,268

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2007
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income	$151,114	133	55,294	(58,376)	148,165
Provision for loan losses	5,625	—	—	—	5,625
Noninterest income:
External	53,566	14,815	1,012	—	69,393
Intersegment	1	9,724	6,157	(15,882)	—
Noninterest expense	143,756	21,324	9,365	(15,882)	158,563

Net income	$55,300	3,348	53,098	(58,376)	53,370

Depreciation and core deposit intangibles amortization	$10,438	—	181	—	10,619

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
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected banks in the western and central regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 describes our accounting policy with regard to goodwill.
RECENT MARKET DEVELOPMENTS
     The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the national housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

     Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.
     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 14, 2008, it was announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or TARP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP.
     Also on October 14, 2008, the systemic risk exception to the FDIC Act was signed enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits. We are currently assessing the benefit of participation in both the TARP and the Temporary Liquidity Guarantee Program but have not yet made a definitive decision as to whether we will participate.
     It is not clear at this time what impact the EESA, the TARP, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on our consolidated financial statements, results of operations and liquidity.
EXECUTIVE OVERVIEW
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and South Dakota, the local economic conditions of these areas are particularly important. We did not engage in sub-prime lending practices and our local economies have not been as severely impacted by the national economic and real estate downturn, sub-prime mortgage crisis and ongoing financial market turmoil as many areas of the United States. As of September 30, 2008, our investments in corporate securities, non-agency mortgage-backed securities and Federal National Mortgage Association, or Fannie Mae, common stock totaled $5.1 million, or less than 1% of our total investment portfolio. We did not invest in Federal Home Loan Mortgage Corporation, or Freddie Mac, preferred stock. The relatively stable economies of Montana, Wyoming and South Dakota and the conservative management philosophies employed in our daily operations have kept us from experiencing the magnitude of financial instability challenging many financial institutions today.
     Our financial performance includes our acquisition of The First Western Bank Sturgis, Sturgis, South Dakota, First Western Bank, Wall, South Dakota, and First Western Data, Inc. on January 10, 2008. The acquired entities operate eighteen banking offices in twelve western South Dakota communities. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million and combined total deposits of $812 million. Our financial condition and results of operations for the three and nine months ended September 30, 2008 include the results of the acquired entities since the date of acquisition.
     Net income available to common shareholders was $15.0 million, or $1.89 per diluted common share, for the quarter ended September 30, 2008. This is a decrease of $4.2 million, or 21.9%, as compared to $19.2 million, or $2.32 per diluted common share, for the same period in 2007. For the nine months ended September 30, 2008, net income available to common shareholders was $50.1 million, or $6.25 per diluted common share, a decrease of $3.3 million, or 6.1%, compared to $53.4 million, or $6.39 per diluted share, for the same period in 2007.

     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $10.2 million, or 19.6%, to $62.0 million for the three months ended September 30, 2008 as compared to $51.8 million for the same period in 2007, and $28.6 million, or 18.9%, to $179.8 million for the nine months ended September 30, 2008 as compared to $151.2 million for the same period in 2007. Improvements in FTE net interest income were primarily due to increases in average earning assets.
     Our net FTE interest margin remained stable at 4.30% for the three months ended September 30, 2008, as compared to 4.27% during second quarter 2008 and 4.29% during first quarter 2008. Despite growth in average interest earning assets, our net FTE interest margin decreased 20 basis points to 4.30% for the three months ended September 30, 2008 and 18 basis points to 4.29% for the nine months ended September 30, 2008, as compared to the same periods in 2007. These decreases are due, in part, to the deployment of available funding into non-earning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during the three and nine months ended September 30, 2008, which further compressed our FTE net interest margin.
     We experienced deterioration in credit quality during the second and third quarters of 2008, particularly in real estate development loans to borrowers in two Montana counties. This deterioration resulted in higher levels of nonperforming and internally risk classified loans. Based on our assessment of the adequacy of our allowance for loan losses, we increased our provisions for loan losses by $3.8 million, or 200.6%, to $5.6 million for the three months ended September 30, 2008, and $7.7 million, or 136.8%, to $13.2 million for the nine months ended September 30, 2008, as compared to the same periods in 2007.
     Exclusive of the results of the acquired First Western entities, noninterest income decreased $2.6 million, or 10.4%, during the three months ended September 30, 2008, as compared to the same period in 2007. During third quarter 2007, we recorded a $2.0 million nonrecurring contract termination fee and a $737 thousand nonrecurring gain from the conversion and subsequent sale of MasterCard stock. Exclusive of the results of the acquired First Western entities, noninterest income increased $1.2 million, or 1.8%, during the nine months ended September 30, 2008, as compared to the same period in 2007. During the nine months ended September 30, 2008, we recorded a $1.6 million nonrecurring gain on the mandatory redemption of our class B shares of Visa, Inc. and a nonrecurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC. The effect of nonrecurring gains recorded in 2008 were offset by nonrecurring income recorded in 2007, including the $2.0 million contract termination fee and the $737 thousand gain on the conversion and sale of MasterCard stock.
     Exclusive of the results of the acquired First Western entities, noninterest expense increased $3.2 million, or 7.2%, for the three months ended September 30, 2008, and $9.9 million, or 7.66%, for the nine months ended September 30, 2008, as compared to the same periods in 2007. Significant components of the three and nine month period increases include inflationary increases in salaries, wages and benefits expense and group health insurance costs; increases in deposit insurance premiums resulting from the expiration of our one-time premium credit; one-time expenses related to employee recruitment and relocation; and, higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business. These increases in other expenses were partially offset by the first quarter 2008 reversal of $625 thousand of previously recorded contingency accruals related to our agreement to indemnify Visa USA for certain litigation losses.
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
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,672,200	78,257	6.66%	3,523,170	71,166	8.01%
Investment securities (1)	1,031,446	12,783	4.93	985,381	12,444	5.01
Federal funds sold	29,374	177	2.40	44,503	541	4.82
Interest bearing deposits in banks	1,547	14	3.60	13,228	158	4.74

Total interest earning assets	5,734,567	91,231	6.33%	4,566,282	84,309	7.33%

Noninterest earning assets	689,862			422,553

Total assets	$6,424,429			4,988,835

Interest bearing liabilities:
Demand deposits	$1,139,816	2,987	1.04%	1,018,391	6,320	2.46%
Savings deposits	1,156,578	4,597	1.58	987,703	6,765	2.72
Time deposits	1,685,811	15,623	3.69	1,116,935	13,373	4.75
Federal funds purchased	101,264	554	2.18	15,365	199	5.14
Borrowings (2)	607,640	2,420	1.58	470,277	4,544	3.83
Long-term debt	86,408	1,084	4.99	5,636	79	5.56
Subordinated debentures	123,715	1,969	6.33	41,238	1,191	11.46

Total interest bearing liabilities	4,901,232	29,234	2.37%	3,655,545	32,471	3.52%

Noninterest bearing deposits	962,787			858,292
Other noninterest bearing liabilities	56,543			49,522
Stockholders’ equity	503,867			425,476

Total liabilities and stockholders’ equity	$6,424,429			4,988,835

Net FTE interest		$61,997			51,838
Less FTE adjustments		(1,303)			(995)

Net interest income from consolidated statements of income		$60,694			50,843

Interest rate spread			3.96%			3.81%

Net FTE yield on interest earning assets (3)			4.30%			4.50%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,459,060	231,916	6.95%	3,421,432	204,832	8.00%
Investment securities (1)	1,085,625	40,002	4.92	1,000,762	37,111	4.93
Federal funds sold	48,324	964	2.66	80,701	3,201	5.30
Interest bearing deposits in banks	6,221	179	3.84	15,918	660	5.54

Total interest earning assets	5,599,230	273,061	6.51%	4,518,813	245,804	7.27%

Noninterest earning assets	661,447			422,120

Total assets	$6,260,677			4,940,933

Interest bearing liabilities:
Demand deposits	$1,145,546	10,865	1.27%	998,903	18,288	2.45%
Savings deposits	1,121,449	14,584	1.74	920,855	17,941	2.60
Time deposits	1,624,220	48,896	4.02	1,091,044	38,113	4.67
Federal funds purchased	77,499	1,326	2.29	6,791	263	5.18
Borrowings (2)	589,078	7,948	1.80	559,132	16,694	3.99
Long-term debt	87,975	3,436	5.22	10,550	348	4.41
Subordinated debentures	123,198	6,182	6.70	41,238	2,972	9.64

Total interest bearing liabilities	4,768,965	93,237	2.61%	3,628,513	94,619	3.49%

Noninterest bearing deposits	935,416			840,968
Other noninterest bearing liabilities	57,812			50,839
Stockholders’ equity	498,484			420,613

Total liabilities and stockholders’ equity	$6,260,677			4,940,933

Net FTE interest		$179,824			151,185
Less FTE adjustments		(3,956)			(3,020)

Net interest income from consolidated statements of income		$175,868			148,165

Interest rate spread			3.90%			3.78%

Net FTE yield on interest earning assets (3)			4.29%			4.47%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $10.2 million, or 19.6%, to $62.0 million for the three months ended September 30, 2008 as compared to $51.8 million for the same period in 2007, and $28.6 million, or 18.9%, to $179.8 million for the nine months ended September 30, 2008 as compared to $151.2 million for the same period in 2007. Improvements in FTE net interest income are primarily due to increases in average earning assets. Growth in average earning assets and average interest bearing liabilities was primarily due to the First Western acquisition, and to a lesser extent, internal growth.

     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 20 basis points to 4.30% for the three months ended September 30, 2008, from 4.50% during the same period in the prior year, and 18 basis points to 4.29% for the nine months ended September 30, 2008, from 4.47% during the same period in 2007. These decreases are due, in part, to the deployment of available funding into nonearning assets including premises and equipment, goodwill and core deposit intangible assets recorded as part of the First Western acquisition. In addition, free funding sources comprised a smaller percentage of our total funding base during the first nine months of 2008 further compressing our FTE net interest margin.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Compared with 2007			2008 Compared with 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$23,210	(16,119)	7,091	62,120	(35,036)	27,084
Investment securities (1)	582	(243)	339	3,147	(256)	2,891
Interest bearing deposits in banks	(140)	(4)	(144)	(402)	(79)	(481)
Federal funds sold	(184)	(180)	(364)	(1,284)	(953)	(2,237)

Total change	23,468	(16,546)	6,922	63,581	(36,324)	27,257

Interest bearing liabilites:
Demand deposits	754	(4,087)	(3,333)	2,685	(10,108)	(7,423)
Savings deposits	1,157	(3,325)	(2,168)	3,908	(7,265)	(3,357)
Time deposits	6,811	(4,561)	2,250	18,625	(7,842)	10,783
Federal funds purchased	1,113	(758)	355	2,738	(1,675)	1,063
Borrowings (2)	1,327	(3,451)	(2,124)	894	(9,640)	(8,746)
Long-term debt	1,132	(127)	1,005	2,554	534	3,088
Subordinated debentures	2,382	(1,604)	778	5,907	(2,697)	3,210

Total change	14,676	(17,913)	(3,237)	37,311	(38,693)	(1,382)

Increase in FTE net interest income	$8,792	1,367	10,159	26,270	2,369	28,639

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
     Provision for Loan Losses. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses which, in management’s best estimate, is necessary to absorb probable losses in our existing loan portfolio. For additional information concerning the provision for loan losses, see “Critical Accounting Estimates and Significant Accounting Policies” above.
     The provision for loan losses was $5.6 million for the three months ended September 30, 2008 compared to $1.9 million for the three months ended September 30, 2007. The provision for loan losses was $13.3million for the nine months ended September 30, 2008 compared to $5.6 million for the nine months ended September 30, 2007. During second and third quarter 2008, we experienced deterioration in credit quality that resulted in higher levels of nonperforming and internally risk classified loans, particularly real estate development loans. The increase in the provision for loan losses was primarily due to the application of loss allocation factors to higher levels of internally risk classified loans and overall growth in loans. We recognized net charge-offs totaling $1.2 million and $3.0 million during the three and nine months ended September 30, 2008 compared to $731 thousand and $1.6 million for the three and nine months ended September 30, 2007. For information regarding nonperforming loans, see “Nonperforming Assets” included herein. For information regarding the provision for loan losses and the allowance for loan losses, see “Allowance for Loan Losses” included herein.

     Noninterest Income. Our principal sources of noninterest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Noninterest income decreased $1.1 million, or 4.3%, to $24.3 million for the three months ended September 30, 2008, as compared to $25.4 million for the same period in 2007. Noninterest income increased $6.5 million, or 9.4%, to $75.9 million for the nine months ended September 30, 2008, as compared to $69.4 million for the same period in 2007. Significant components of the changes are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees and ATM service charge revenues. Other service charges, commissions and fees increased $943 thousand, or 14.9%, to $7.3 million for the three months ended September 30, 2008, as compared to $6.4 million for the same period in 2007. Other service charges, commissions and fees increased $3.4, or 19.0%, to $21.3 million for the nine months ended September 30, 2008, as compared to $17.9 million for the same period in 2007. Approximately $619 thousand of the three month period increase and $1.6 million of the nine month period increase is attributable to the acquired First Western entities. The remaining three month period increase was primarily due to additional fee income resulting from higher volumes of credit and debit card transactions. The remaining nine month period increase was primarily due to additional fee income resulting from higher volumes of credit and debit card transactions and higher insurance commissions.
     Service charges on deposit accounts increased $934 thousand, or 20.6%, to $5.5 million for the three months ended September 30, 2008, as compared to $4.5 million for the same period in 2007. Service charges on deposit accounts increased $1.9 million, or 14.1%, to $15.3 million for the nine months ended September 30, 2008, as compared to $13.4 million for the same period in 2007. Substantially all of the three and nine month period increases were attributable to the acquired First Western entities.
     Technology services revenues decreased $1.6 million, or 25.9%, to $4.6 million for the three months ended September 30, 2008, as compared to $6.2 million for the same period in 2007 primarily due to a $2.0 million nonrecurring contract termination fee recorded during third quarter 2007. This decrease was partially offset by higher core data processing revenues resulting from increases in the number of core data processing customers and the volume of core data transactions processed.
     Technology services revenues decreased $1.5 million, or 10.2%, to $13.3 million for the nine months ended September 30, 2008, as compared to $14.8 million for the same period in 2007. This decrease was primarily due to a $2.0 million contract termination fee recorded during third quarter 2007. In addition, item processing income decreased $529 thousand during the nine months ended September 30, 2008 as compared to the same period in the prior year primarily due to the introduction of imaging technology that permits items to be captured electronically rather than through physical processing and transporting of the items. These decreases were offset by an increase of $1.4 million in core data processing revenues, the result of increases in the number of core data processing customers and the volume of core data transactions processed.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased $223 thousand, or 7.5%, to $2.8 million for the three months ended September 30, 2008, as compared to $3.0 million for the same period in 2007. Income from the origination and sale of loans increased $1.3 million, or 16.31%, to $9.5 million for the nine months ended September 30, 2008, as compared to $8.1 million for the same period in 2007. Approximately $76 thousand of the three month period increase and $160 thousand of the nine month period increase is attributable to the acquired First Western entities.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased $1.0 million, or 48.1%, to $1.2 million for the three months ended September 30, 2008, as compared to $2.2 million for the same period in 2007. Other income increased $471 thousand, or 7.4%, to $6.9 million for the nine months ended September 30, 2008, as compared to $6.4 million for the same period in 2007. The acquired First Western entities contributed approximately $263 thousand of other income during the three months ended September 30, 2008 and $438 thousand of other income during the nine months ended September 30, 2008. During the first quarter 2008, we recorded a gain of $1.6 million resulting from the mandatory redemption of our class B shares of Visa, Inc. The net gain was split between our community banking and technology services operating segments. In addition, during first quarter 2008 we recorded a nonrecurring gain of $1.1 million due to the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC. These gains were substantially offset by a one-time gain of $1.1 million on the sale of mortgage servicing rights and a $737 thousand gain resulting from the conversion and subsequent sale of our MasterCard stock recorded during third quarter 2007.

     Noninterest Expense. Noninterest expense increased $10.5 million, or 23.6%, to $55.1 million for the three months ended September 30, 2008, as compared to $44.6 million for the same period in 2007. Noninterest expense increased $28.0 million, or 21.5%, to $157.9 million for the nine months ended September 30, 2008, as compared to $129.9 million for the same period in 2007. Significant components of the increases are discussed below.
     Salaries, wages and employee benefits expense increased $3.3 million, or 13.6%, to $27.7 million for the three months ended September 30, 2008, as compared to $24.4 million for the same period in 2007. Salaries, wages and employee benefits expense increased $13.2 million, or 18.2%, to $85.7 million for the nine months ended September 30, 2008, as compared to $72.5 million for the same period in 2007. Approximately $3.3 million of the three month period increase and $9.2 million of the nine month period increase is directly attributable to the acquired First Western entities. The remaining increase is primarily due to higher group health insurance costs and inflationary wage increases. These increases were partially offset by decreases in incentive bonus and profit sharing accruals to reflect third quarter 2008 performance results.
     Furniture and equipment expense increased $426 thousand, or 10.2%, to $4.6 million for the three months ended September 30, 2008, as compared to $4.2 million for the same period in 2007. Furniture and equipment expense increased $1.9 million, or 15.6%, to $14.1 million for the nine months ended September 30, 2008, as compared to $12.2 million for the same period in 2007. Approximately $280 thousand of the three month period increase and $860 thousand of the nine month period increase is directly attributable the acquired First Western entities. The remaining three and nine month period increases are primarily due to higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business.
     Occupancy expense increased $65 thousand, or 1.7%, to $4.0 million for the three months ended September 30, 2008, as compared to $3.9 million for the same period in 2007 and increased $1.2 million, or 10.4%, to $12.2 million for the nine months ended September 30, 2008, as compared to $11.1 million for the same period in 2007. Exclusive of the expenses of the acquired First Western entities, occupancy expense for the three months ended September 30, 2008, decreased $386 thousand, or 9.8%, from the same period in the prior year and $140 thousand, or 1.3%, for the nine months ended September 30, 2008, from the same period in the prior year. Decreases in the three and nine month period occupancy expense as compared to the same periods in the prior year are primarily due to lower depreciation expense. In 2007, depreciation expense on one building and its corresponding leasehold improvements was accelerated due to a change in the estimated useful life of the property.
     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During the three months ended September 30, 2008, we recorded impairment of $1.6 million, as compared to $95 thousand during the same period in 2007. During the nine months ended September 30, 2008, we recorded impairment of $895 thousand, as compared to $211 thousand during the same period in 2007.
     Professional fees increased $246 thousand, or 23.4%, to $1.3 million for the three months ended September 30, 2008, as compared to $1.1 million for the same period in 2007. Professional fees increased $1.2 million, or 51.3%, to $3.7 million for the nine months ended September 30, 2008, as compared to $2.4 million for the same period in 2007. Approximately $115 thousand of the three month period increase and $273 thousand of the nine month period increase is directly attributable to the acquired First Western entities. The remaining three and nine month period increases are primarily due to consulting fees related to information technology assessment, employee leadership development and employee compensation alternatives.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $150 thousand, or 14.2%, to $1.2 million for the three months ended September 30, 2008, as compared to $1.1 million for the same period in 2007 and $664 thousand, or 19.9%, to $4.0 million for the nine months ended September 30, 2008, as compared to $3.3 million during the same period in 2007.
     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. We recorded core deposit intangibles of $14.9 million in conjunction with the acquisition of the First Western entities. These intangibles are being amortized using an accelerated method over their weighted average expected useful lives of 9.2 years. Core deposit amortization expense was $641 thousand for the three months ended September 30, 2008, as compared to $43 thousand during the same period in 2007, and $1.9 million for the nine months ended September 30, 2008, as compared to $131 thousand for the same period in 2007.

     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; director fees; and, other losses. Other expenses increased $4.2 million or 42.5%, to $14.1 million for the three months ended September 30, 2008, as compared to $9.9 million for the same period in 2007. During third quarter 2008, we recorded “other than temporary” impairment of $1.3 million on one investment security held by the acquired First Western entities. Exclusive of the expenses and “other than temporary” impairment charges of the acquired First Western entities, other expenses increased $1.6 million, or 16.4%, for the three months ended September 30, 2008, as compared to the same period in the prior year. Significant components of the increase include increases in Federal Deposit Insurance Corporation, or FDIC, deposit insurance premiums of $568 thousand resulting from the expiration of our one-time historical assessment credit established by the FDIC and used to offset insurance assessments during 2007 and first quarter 2008, and nonrecurring fraud losses of $471 thousand.
     Other expenses increased $7.4 million or 26.5%, to $35.4 million for the nine months ended September 30, 2008, as compared to $28.0 million for the same period in 2007. Exclusive of the expenses and “other than temporary impairment” charges of the acquired First Western entities, other expenses increased $2.7 million, or 9.7%, for the nine months ended September 30, 2008, as compared to the same period in the prior year primarily due to increases in FDIC insurance premiums of $1.1 million, additional expenses related to employee recruitment and relocation costs of $450 thousand and nonrecurring fraud losses of $708 thousand. These increases in other expenses were partially offset by the first quarter 2008 reversal of $625 thousand of previously recorded contingency accruals related to our agreement to indemnify Visa USA for certain litigation losses. For additional information regarding our indemnification agreement with Visa USA, see “Risk Factors — Operational Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Income Tax Expense. Our effective federal income tax rate was 30.3% for the nine months ended September 30, 2008, and 31.0% for the nine months ended September 30, 2007. State income tax applies primarily to pretax earnings generated within Montana, Colorado, Idaho, Oregon and South Dakota. Our effective state tax rate was 4.4% for the nine months ended September 30, 2008, and 3.9% for the nine months ended September 30, 2007. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
OPERATING SEGMENT RESULTS
     The following table summarizes net income (loss) for each of our operating segments.
Operating Segment Results

(Dollars in thousands)

	Net Income (Loss)		Net Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Community banking	$18,372	19,333	59,568	55,300
Technology services	791	1,760	2,360	3,348
Other	15,803	19,157	52,429	53,098
Intersegment eliminations	(19,070)	(21,001)	(61,759)	(58,376)

Total	15,896	19,249	52,598	53,370

     Our principal operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The community banking operating segment includes results of the acquired First Western entities since the date of acquisition. The community banking segment represented over 90% of our combined revenues and income for the three and nine months ended September 30, 2008 and 2007, and of our consolidated assets as of September 30, 2008 and December 31, 2007. Components of the changes in community banking net income for the three and nine months ended September 30, 2008 as compared to the same period in 2007 are discussed above.
     The technology services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing; ATM and debit card processing; item proof, capture and imaging; wide area network services; and, system support. Technology services net income decreased $969 thousand, or 55.1%, to $791 thousand for the three months ended September 30, 2008, as compared to $1.8 million for the same period in the prior year primarily due to a $2.0 million nonrecurring contract termination fee recorded during third quarter 2007. This decrease was partially offset by higher core data processing revenues resulting from increases in the number of core data processing customers and the volume of core data transactions processed.

     Technology services net income decreased $988 thousand, or 29.5%, to $2.4 million for the nine months ended September 30, 2008, as compared to $3.3 million for the same period in the prior year primarily due to a $2.0 million nonrecurring contract termination fee recorded in third quarter 2007. In addition, item processing income decreased $529 thousand during the nine months ended September 30, 2008 as compared to the same period in the prior year primarily due to the introduction of imaging technology that permits items to be captured electronically rather than through physical processing and transporting of the items. These decreases were offset by a one-time gain of $894 thousand from the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008 and increases of $1.4 million in core data processing revenues.
     Other includes the net funding cost and other expenses of the parent holding company and the operational results of consolidated nonbank subsidiaries (except i_Tech). Other net income decreased $3.4 million, or 17.5%, to $15.8 million for the three months ended September 30, 2008, as compared to $19.2 million for the same period in 2007 primarily due to higher interest expense resulting from additional debt obtained to fund the First Western acquisition. Net interest expense increased $3.5 million for the three months ended September 30, 2008, as compared to the same period in 2007.
     Other net income decreased $669 thousand, or 1.3%, to $52.4 million for the nine months ended September 30, 2008, as compared to $53.1 million for the same period in 2007. Net interest expense increased $2.4 million for the nine months ended September 30, 2008, as compared to the same period in 2007 due to higher interest expense resulting from additional debt obtained to fund the First Western acquisition. In addition, salaries, benefits and wages expense increased $688 thousand, or 9.2%, during the nine months ended September 30, 2008, as compared to the same period in 2007. Decreases in net income were partially offset by increases of $1.3 million in intercompany management fees, a $726 thousand gain on the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008 and a nonrecurring gain of $1.1 million resulting from the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC also recorded during first quarter 2008. These gains were partially offset by a $737 thousand gain from the conversion and subsequent sale of our MasterCard stock recorded during third quarter 2007.
FINANCIAL CONDITION
     Total assets increased $1,293 million, or 24.8%, to $6,510 million as of September 30, 2008, from $5,217 million as of December 31, 2007, primarily due to the First Western acquisition on January 10, 2008. As of the date of acquisition, the acquired entities had combined total assets of $918 million, combined total loans of $725 million, combined premises and equipment of $38 million and combined total deposits of $812 million. In addition, in connection with the acquisition we recorded goodwill of $150 million and core deposit intangibles of $15 million.
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. The following table presents the composite of our loan portfolio as of the dates indicated:
Loan Portfolio

(Dollars in thousands)

	September 30,	December 31,
	2008	2007

Real estate loans:
Residential	$783,624	$419,001
Agricultural	173,713	142,256
Commercial	1,322,618	1,018,831
Construction	719,495	664,272
Mortgage loans originated for sale	29,403	26,080

Total real estate loans	3,028,853	2,270,440

Consumer:
Indirect consumer loans	414,644	373,457
Credit card loans	75,029	68,136
Other consumer loans	213,922	166,409

Total consumer loans	703,595	608,002

Commercial	826,102	593,669
Agricultural	151,365	81,890
Other loans, including overdrafts	34,760	4,979

Total loans	$4,744,675	$3,558,980

     Total loans increased $1,186 million, or 33.3%, to $4,745 million as of September 30, 2008 from $3,559 million as of December 31, 2007. Approximately $734 million of the increase is attributable to the First Western entities acquired. Excluding loans of the acquired entities, total loans increased $452 million, or 12.7%, with the most significant growth occurring in commercial, commercial real estate loans and residential real estate loans.
     Commercial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Excluding increases attributable to the acquired First Western entities, commercial loans increased 17.9% as of September 30, 2008 compared to December 31, 2007. Management attributes this increase to an overall increase in borrowing activity during 2008 due to retail business expansion in our market areas.
     Commercial real estate loans are typically to provide financing for multi-use properties, including residential real estate developments, and medium-term loans for commercial property and/or buildings. Commercial real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than five years. Excluding increases attributable to the acquired First Western entities, commercial real estate loans increased 13.8% as of September 30, 2008 compared to December 31, 2007, primarily due to real estate development loans. Demand for improved lots declined in 2008 reducing the cash flow of real estate developers, which resulted in increases in outstanding loan balances.
     Residential real estate loans are typically to provide permanent financing for single-family properties and equity term loans and lines of credit secured by real estate. Excluding increases attributable to the acquired First Western entities, residential real estate loans increased 21.5% as of September 30, 2008 compared to December 31, 2007. Increase in residential real estate loans primarily occurred in equity loans and lines of credit. Equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 90%. As of September 30, 2008, equity loans and lines of credit totaled $352 million. We do not engage in sub-prime lending practices.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $98 million, or 8.7%, to $1,031 million as of September 30, 2008 from $1,129 million as of December 31, 2007. Excluding investment securities of the acquired entities, our investment securities decreased $175 million, or 15.5%. During the first nine months of 2008, proceeds from investment security maturities, calls and principal paydowns were used to fund loan growth.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2008, we had investment securities with fair values of $79 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $2 million as of September 30, 2008, and were primarily attributable to changes in interest rates. Other-than-temporary impairment losses of $1.3 million were recorded during the three and nine months ended September 30, 2008. No impairment losses were recorded during the three and nine months ended September 30, 2007.
     Other Assets. Other assets increased $17 million, or 40.1%, to $60 million as of September 30, 2008, as compared to $43 million as of December 31, 2007. Significant components of the increase include the purchase of an additional $7 million of Federal Reserve Bank stock upon acceptance of the First Western banks as Federal Reserve member banks and a $2 million increase in other real estate owned, or OREO, due to foreclosure on the collateral underlying the real estate development loans of one commercial borrower during second quarter 2008.
     Deposits. Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

     The following table summarizes our deposits as of the dates indicated:
Deposits

(Dollars in thousands)

	September 30,	December 31,
	2008	2007

Noninterest bearing demand	$984,704	$836,753

Interest bearing:
Demand	1,109,374	1,019,208
Savings	1,153,755	992,571
Time, $100 and over	810,448	464,560
Time, other	977,063	686,309

Total interest bearing	4,050,640	3,162,648

Total deposits	$5,035,344	$3,999,401

     Total deposits increased $1,036 million, or 25.9%, to $5,035 million as of September 30, 2008 from $3,999 million as of December 31, 2007, with the majority of the increase occurring in time deposits. Excluding increases attributable to the acquired First Western entities, time deposits of $100 thousand or more increased 40.3% as of September 30, 2008 compared to December 31, 2007. During third quarter 2008, we issued an aggregate of $100 million of certificates of deposit in brokered transactions. These certificates generally mature within four months and were issued to customers outside of our market areas. Excluding increases attributable to the acquired First Western entities, other time deposits increased 6.4% as of September 30, 2008 compared to December 31, 2007 primarily due increases in CDARS deposits. Under the CDARS program, large certificates of deposit are exchanged through a network of banks in smaller increments to ensure they are eligible for full FDIC insurance coverage. As of September 30, 2008, we had CDARS deposits of $49 million compared to $15 million as of December 31, 2007.
     Federal Funds Purchased. In addition to deposits, we use federal funds purchased as a source of funds to meet the daily cash flow needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. Federal funds purchased were $69 million as of September 30, 2008. We had no federal funds purchased as of December 31, 2007.
     Repurchase Agreements. Under repurchase agreements with commercial depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $94 million, or 15.6%, to $510 million as of September 30, 2008 from $605 million as of December 31, 2007, primarily due to fluctuations in customer deposit balances.
     Other Borrowed Funds. Other borrowed funds increased $94 million to $102 million as of September 30, 2008 from $9 million as of December 31, 2007 primarily due to short-term borrowings from the Federal Home Loan Bank of Seattle, or FHLB. On September 11, 2008, we borrowed $25 million on a note maturing March 11, 2009 bearing interest of 2.96% and on September 22, 2008, we borrowed $50 million on a note maturing September 22, 2009 bearing interest of 3.57%. In addition, on September 30, 2008, we had overnight borrowings from the FHLB of $17 million. Proceeds from these borrowings were used to fund growth in earning assets.
     Long Term Debt. Long term debt increased $80 million to $85 million as of September 30, 2008 from $5 million as of December 31, 2007, due to debt financing for the First Western acquisition. For additional information regarding acquisition financing, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and “Notes to Unaudited Consolidated Financial Statement — Subsequent Events — Long Term Debt” included Part I, Item I herein. In addition, on February 28, 2008 we entered into a subordinated credit agreement and borrowed $15 million on a variable rate unsecured subordinated term loan maturing February 28, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity.
     Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts increased $21 million, or 20.0%, to $124 million as of September 30, 2008, from $103 million as of December 31, 2007. In connection with the First Western acquisition, on January 8, 2008 we issued an aggregate of $20 million of 30-year floating rate mandatorily redeemable capital trust preferred securities to third-party investors and used the proceeds to purchase 30-year junior subordinated deferrable interest debentures issued by our parent company. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements — Subsequent Events,” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ASSET QUALITY
     Nonperforming Assets. Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. Restructured loans are loans on which we have granted a concession on the interest rate or original repayment terms, not in the ordinary course of business, due to financial difficulties of the borrower. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. Loans are generally placed on nonaccrual status when they become 90 days past due unless they are well secured and in the process of collection.
     Nonperforming assets increased $57 million, or 160.5%, to $93 million as of September 30, 2008, as compared to $36 million as of December 31, 2007. Nonperforming assets as a percentage of total loans and OREO increased to 1.96% as of September 30, 2008, as compared to 1.00% as of December 31, 2007.
     The following table sets forth information regarding nonperforming assets as of the dates indicated:
Nonperforming Assets

(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Nonperforming loans:
Nonaccrual loans	$84,244	71,100	50,984	31,552	29,185
Accruing loans past due 90 days or more	3,676	20,276	6,036	2,171	4,720
Restructured loans	1,880	1,027	1,027	1,027	1,034

Total non-performing loans	89,800	92,403	58,047	34,750	34,939
OREO	3,171	2,705	874	928	631

Total nonperforming assets	$92,971	95,108	58,921	35,678	35,570

Nonperforming assets to total loans and OREO	1.96%	2.08%	1.34%	1.00%	1.01%

     Nonaccrual loans of $84 million as of September 30, 2008 included residential real estate development loans of $38 million, other commercial real estate loans of $30 million, commercial loans of $9 million, agricultural loans of $4 million and consumer loans of $3 million. Increases in nonaccrual loans of $53 million, or 167.0%, as of September 30, 2008 compared to December 31, 2007, occurred primarily in real estate development and other commercial real estate loans. Nonaccrual loans of residential real estate developers increased approximately $25 million as of September 30, 2008 compared to December 31, 2007, due to the loans of six borrowers adversely affected by weakening demand for residential real estate lots. Nonaccrual loans secured by commercial real estate increased approximately $18 million as of September 30, 2008 compared to December 31, 2007, primarily due to the loans of three commercial borrowers, all of which are believed to be adequately collateralized.
     Accruing loans past due 90 days or more increased $2 million to $4 million as of September 30, 2008, as compared to $2 million as of December 31, 2007 and decreased $16 million to $4 million as of September 30, 2008, as compared to $20 million as of June 30, 2008. The June 30, 2008 balance was principally comprised of the loans of five commercial real estate borrowers that were renewed during third quarter 2008
     OREO increased $2 million to $3 million as of September 30, 2008, as compared to $928 thousand as of December 31, 2007. This increase was due to foreclosure on the collateral underlying the real estate development loans of one commercial borrower during second quarter 2008.
     Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrower’s ability to continue to comply with the contractual repayment terms of the loan. These loans are not included in the nonperforming assets table above. There can be no assurance that we have identified and internally risk classified all of our potential nonperforming loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there may be other loans that will become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future.

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
Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended
	Septemer 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Balance at beginning of period	$72,650	68,415	52,355	51,452	50,308
Allowance of acquired banking offices	—	—	14,463	—	—
Provision charged to operating expense	5,636	5,321	2,363	2,125	1,875
Less loans charged off	(1,653)	(1,627)	(1,297)	(1,857)	(1,216)
Add back recoveries of loans previously charged off	461	541	531	635	485

Net loans charged-off	(1,192)	(1,086)	(766)	(1,222)	(731)

Balance at end of period	$77,094	72,650	68,415	52,355	51,452

Period end loans	$4,744,675	4,570,655	4,384,346	3,558,980	3,528,108
Average loans	4,672,200	4,458,678	4,246,302	3,534,939	3,523,170
Annualized net loans charged off to average loans	0.09%	0.09%	0.07%	0.08%	0.06%
Allowance to period end loans	1.62%	1.59%	1.56%	1.47%	1.46%

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
CONTRACTUAL OBLIGATIONS
     Contractual obligations as of September 30, 2008 are summarized in the following table:
Contractual Obligations

(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$3,247,833	—	—	—	3,247,833
Time deposits	1,467,938	258,956	60,598	19	1,787,511
Securities sold under repurchase agreements	510,457	—	—	—	510,457
Other borrowed funds (1)	102,257	—	—	—	102,257
Long-term debt obligations (2)	9,572	15,023	23,214	35,000	82,809
Capital lease obligations	31	70	82	1,703	1,886
Operating lease obligations	3,900	7,475	5,047	7,087	23,509
Purchase obligations (3)	18,376	—	—	—	18,376
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715
Other contractual obligations (5)	50,000	—	—	—	50,000

Total contractual obligations	$5,410,364	281,524	88,941	167,524	5,948,353

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government, short-term borrowings from the FHLB maturing within one year and bearing a weighted average interest rate of 3.37% and overnight borrowings from the FHLB bearing interest at 2.40%. For additional information regarding other borrowed funds, see “Other Borrowed Funds” included herein.

(2)	Long-term debt consists of a note payable to FHLB maturing March 5, 2010 and bearing interest at a fixed rate of 3.01%; variable rate term notes maturing January 10, 2013; a variable rate revolving line of credit maturing January 10, 2011; subordinated debt maturing January 19, 2018 and bearing interest at 6.81%; and, subordinated variable rate debt maturing February 28, 2018 . For additional information concerning long-term debt, see “Long-term Debt” included herein, “Notes to Unaudited Consolidated Financial Statements — Subsequent Events-Long Term Debt” included in Part I, Item I herein and “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” and “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Purchase obligations relate solely to obligation under construction contracts to build or renovate banking offices.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures held by Subsidiary Trusts” “Notes to Consolidated Financial Statements — Subsequent Events” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Other contractual obligations relate solely to commitments to issue certificates of deposits maturing October 9, 2008 at interest rates ranging from 2.90% to 2.95%. For additional information regarding these commitments, see “Notes to Unaudited Consolidated Financial Statements — Commitments” included in Item 1 of this report.
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $81 million, or 18.1%, to $525 million as of September 30, 2008 from $444 million as of December 31, 2007. In January 2008, we issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, or Series A Stock, with an aggregate value of $50 million in partial consideration for the First Western acquisition. For additional information regarding the issuance of Series A Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, during third quarter 2008 we raised additional capital of $11.8 million through the sale of 153,662 shares of our common stock, including 58,799 shares sold in a private placement to members or affiliates of the Scott family and 94,863 shares sold to our employees and directors pursuant to our employee benefit plans. The remaining increase in stockholder’s equity was primarily due to the retention of earnings. During the nine months ended September 30, 2008, we repurchased 267,622 shares of our common stock with a value of $22.7 million and paid aggregate cash dividends of $15.4 million to common stockholders and $2.5 million to preferred stockholders. As of September 30, 2008 and December 31, 2007, we exceeded the “well-capitalized” requirements established by the federal banking agencies.
     In recent years, we have experienced significant growth in earning assets through a combination of organic loan and deposit growth in our existing market areas and expansion into new market areas through acquisition. To support this growth and preserve our “well-capitalized” status with the federal banking agencies, management is evaluating sources of additional capital including, among other things, possible participation in Troubled Asset Relief Program and/or other government sponsored plans.
     In conjunction with the First Western acquisition in January 2008, we borrowed $59 million pursuant to a syndicated credit agreement and $20 million pursuant to a subordinated credit agreement. These agreements contain various covenants and restrictions that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-Term Debt,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. The syndicated credit agreement includes certain covenants related to nonperforming assets. As discussed above, we experienced deterioration in credit quality during the second and third quarters of 2008 due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of nonperforming loans, which caused us to be in violation of two financial covenants related to nonperforming assets set forth in the syndicated credit agreement as of June 30, 2008.
     On October 3, 2008, we entered into the first amendment of our syndicated credit agreement. The amendment reduced the maximum amount that can be advanced on revolving notes under the syndicated credit agreement, increased the interest rate and commitment fee with respect to the revolving notes, revised certain debt covenants related to nonperforming assets and waived all debt covenant defaults resulting from breaches existing as of June 30, 2008. For additional information regarding this amendment, see “Notes to Unaudited Financial Statements — Subsequent Events — Long Term Debt’ included in Part I, Item I herein. As of September 30, 2008, we were in compliance with all existing and amended debt covenants. We cannot predict the full impact current turbulent markets will have on our business, including our ability to comply with covenants and restrictions contained in our credit agreements. Consequently, it is possible that we will be required to pursue waivers or amendments with respect to such covenants and restrictions in future periods.

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
     Although increasingly challenged by restricted credit markets and other industry factors, we believe we are able to access additional sources of liquidity should they be needed. These potential sources include the drawing of additional funds on our revolving term loan, the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, the issuance of preferred or common securities and participation in the TARP and/or other government sponsored plans. We do not engage in derivatives or hedging activities to support our liquidity position.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5.0% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2.0%. As of September 30, 2008, our income simulation model predicted net interest income would decrease $1.4 million, or 0.6%, assuming a 2.0% increase in short-term market interest rates and 1.0% increase in long-term interest rates. As of September 30, 2008, our income simulation model predicted net interest income would increase $133 thousand, or less than 0.1%, assuming a 1.0% decrease in short-term market interest rates and 0.5% decrease in long-term interest rates. Both scenarios predict that our funding sources will reprice faster than our interest earning assets. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 2 — Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at September 30, 2008. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management” included herein.
Market Sensitive Financial Instruments Maturities

	Expected Maturity, Principal Repayment or Repricing
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$241,727	—	—	—	—	—	241,727
Net loans	3,098,421	596,035	391,045	237,165	206,437	148,973	4,678,076
Securities available for sale	256,219	97,463	33,660	77,920	63,458	390,066	918,786
Securities held to maturity	11,081	13,527	10,999	8,265	5,712	60,326	109,910
Accrued interest receivable	42,571	—	—	—	—	—	42,571
Mortgage servicing rights	3,436	3,395	2,967	2,448	2,044	9,856	24,146

Total interest-sensitive assets	$3,653,455	710,420	438,671	325,799	277,650	609,221	6,015,216

Interest sensitive liabilities:
Deposits, excluding time	$1,637,739	345,020	345,020	920,054	—	—	3,247,833
Time deposits	1,481,329	221,229	33,855	28,859	25,392	16	1,790,680
Federal funds purchased	69,420	—	—	—	—	—	69,420
Repurchase agreements	510,457	—	—	—	—	—	510,457
Accrued interest payable	19,704	—	—	—	—	—	19,704
Other borrowed funds	102,257	—	—	—	—	—	102,257
Long-term debt	9,828	8,397	7,298	7,288	16,206	37,670	86,687
Subordinated debentures held by subsidiary trusts	—	—	—	—	—	117,230	117,230

Total interest-sensitive liabilities	$3,830,734	574,646	386,173	956,201	41,598	154,916	5,944,268

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2008, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) All unregistered sales of equity securities during the three months ended September 30, 2008 were reported on our Current Report on Form 8-K dated October 3, 2008.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

July 2008	28,513	$84.75	0	Not Applicable
August 2008	13,656	78.41	0	Not Applicable
September 2008	12,072	77.00	0	Not Applicable

Total	54,241	$81.43	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of September 30, 2008, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Not applicable or required.

Item 6. Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(18)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(6)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(7)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(18)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(8)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(9)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(10)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(10)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.3(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.4(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.5(3)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.6(11)†	2001 Stock Option Plan

10.7(12)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008

10.8(13)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

10.9(14)†	Employment Agreement between First Interstate BancSystem, Inc. and Lyle R. Knight

10.10(14)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.11(15)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.12(8)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.13(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award Agreement

10.14(16)†	Form of First Interstate BancSystem, Inc. Restricted Stock Award — Notice of Restricted Stock Award

10.15(17)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.16(19)	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, the Various Lenders identified therein; and Wells Fargo Bank, National Association, as Administrative Agent

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(14)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10 — Q for the quarter ended March 31, 2004.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(19)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date November 4, 2008	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date November 4, 2008	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer