Form 10-K
period 2008-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2009-03-23
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008, or

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
The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 7,881,259.
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 8, 2009. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I
Item 1. Business
     The disclosures set forth in this report are qualified by Item 1A. Risk Factors included herein and the section captioned “Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Company
     We are a financial and bank holding company incorporated in 1971 and headquartered in Billings, Montana. As of February 28, 2009, we had consolidated assets of $6.6 billion, deposits of $5.3 billion and total stockholders’ equity of $544 million. Our wholly-owned bank subsidiaries, First Interstate Bank, First Western Bank and The First Western Bank Sturgis, have 70 banking offices in 42 Montana, Wyoming and South Dakota communities. Through these banks, we deliver a comprehensive range of banking products and services, including demand and savings deposits; commercial, consumer, agricultural and real estate loans; mortgage loan servicing; and, trust, employee benefit, investment and insurance services. We serve individuals, businesses, municipalities and other entities throughout our market areas.
     We derive our income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various banking and financial related services. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense. We serve a wide variety of industries, including agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services.
     We are the licensee under a perpetual trademark license agreement granting us an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and surrounding states. References to “we,” “our,” and “us” in this report, mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to “Banks” in this report, we mean First Interstate Bank, First Western Bank and The First Western Bank Sturgis, our bank subsidiaries. When we refer to “South Dakota Banks” in this report, we mean First Western Bank and The First Western Bank Sturgis.
Strategic Vision and Operating Objectives
     Our strategic vision is to maintain and enhance our leadership in the financial and social fabrics of the communities we serve through a commitment to customer satisfaction, innovative management, employee development and community involvement. Our operating objectives include maintaining prudent internal growth and expanding into new and complementary markets when appropriate opportunities arise. In January 2008, we expanded our market into western South Dakota through the acquisition of the First Western banks. Details of the acquisition are presented in “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15 of this report. Prior to 2008, our profitability, market share and asset size had been enhanced principally through organic loan and deposit growth in the market areas served by our then existing banking offices.
Disposal of Nonbank Subsidiary
     On December 31, 2008, we completed the sale of our data technology subsidiary, i_Tech Corporation, or i_Tech, to Fiserv Solutions Inc., or Fiserv. i_Tech represented our technology services operating segment. Through i_Tech, we provided data technology support services to affiliated and non-affiliated customers in Montana, Wyoming, South Dakota and nine additional states. As of the date of the sale, i_Tech had net assets of $9.4 million and net income for 2008 of $2.9 million. Our decision to sell i_Tech was strategic. We are now a customer rather than a competitor of Fiserv and can focus more fully on our principal strength, community banking. For additional information regarding the sale of i_Tech, see “Notes to Consolidated Financial Statements — Disposals” included in Part IV, Item 15.
Operating Segments
     Due to the sale of our technology services operating segment on December 31, 2008 as discussed above, we have one reportable operating segment, community banking. Financial information and analysis of our community banking operating segment, as well as our disposed technology services operating segment, are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Segment Results” included in Part II, Item 7 of this report and in “Notes to Consolidated Financial Statements — Segment Reporting” included in Part IV, Item 15.

Community Banking
     Community banking encompasses commercial and consumer banking services provided through our Banks, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and, trust, employee benefit, investment and insurance services. We believe the communities we serve provide a stable core deposit and funding base, and are economically diversified across a number of industries, including agriculture, energy, mining, timber processing, tourism, government services, education, retail, and professional and medical services. Our community banking philosophy emphasizes providing customers with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through community service activities. We grant our banking offices significant autonomy in delivering and pricing products in response to local market considerations and customer needs. This autonomy enables our banking offices to remain competitive and enhances their relationships with the customers they serve. We also emphasize accountability, however, by establishing performance and incentive standards that are tied to net income and other success measures at the individual banking office and market levels. We believe this combination of autonomy and accountability allows our banking offices to provide personalized customer service while remaining attentive to financial performance.
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
Wealth Management
     We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and, insurance planning. As of February 28, 2009, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $2.0 billion.
Centralized Services
     We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections; and, other operational activities. Additionally, policy and management direction and specialized staff support services have been centralized to enable the Banks to serve their markets more effectively. These services include credit administration, finance, accounting, human resource management, internal audit and other support services.

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
Employees
     At February 28, 2008, we employed 1,771 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.
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
     As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956 and to supervision, regulation and regular examination by the Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 as administered by the Securities and Exchange Commission, or SEC.
     First Interstate Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Department of Administration, Division of Banking and Financial Institutions, and, with respect to its activities in Wyoming, the State of Wyoming, Department of Audit. The South Dakota Banks are subject to supervision and regular examination by their primary banking regulators, the Federal Reserve and the State of South Dakota, Department of Revenue & Regulation, Division of Banking. Each of the South Dakota Banks became members of the Federal Reserve System in February 2008. Prior to becoming members, the South Dakota Banks’ primary federal regulator was the FDIC and the State of South Dakota.
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
Restrictions on Transfers of Funds to Us and the Banks
     Dividends from the Banks are the primary source of funds for the payment of our expenses of operating and for the payment of dividends to and the repurchase of shares from our shareholders. The Banks are limited, under both state and federal law, in the amount of dividends that may be paid from time to time. In general, the Banks are limited, without the prior consent of their primary state and federal banking regulators, to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years. In addition, the South Dakota Banks are limited under South Dakota law to declaring dividends not more frequently than once each calendar quarter.
     A state or federal banking regulator may impose, by regulatory order or agreement of a Bank, specific dividend limitations or prohibitions in certain circumstances. The Banks are not currently subject to a specific regulatory dividend limitation other than generally applicable limitations. In addition to regulatory dividend limitations, First Interstate Bank dividends are limited by covenants in our debt instruments.
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
     We, like other bank holding companies, currently are required to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. The Banks, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action its tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
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
Safety and Soundness Standards and Other Enforcement Mechanisms
     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, as required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA. These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund, or DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.
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
Emergency Economic Stabilization Act of 2008
     In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA authorizes the U.S. Treasury, or Treasury, to provide up to $700 billion in funding to stabilize and provide liquidity to the financial markets. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program, or TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program described below. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which amended, in certain respects, the EESA and provided an additional $787 billion in economic stimulus funding.
     Under the TARP Capital Purchase Program the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. In conjunction with the issuance of the senior preferred stock, participating institutions must issue to the Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 5% of the amount of senior preferred stock. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.
     We submitted an application for participation in the TARP Capital Purchase Program. In connection with the application, we requested certain exceptions to the Treasury’s standard terms and conditions applicable to the program. As of the date of this report, we have not been notified whether our application has been accepted nor have we determined whether we will participate in the program if we are accepted.
Deposit Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents. On February 27, 2009, the FDIC approved an increase in regular premium rates for the second quarter of 2009. For most banks, the second quarter 2009 assessment rate will be between 12 and 16 cents per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

     On February 27, 2009, the FDIC approved an interim rule proposing a special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule also proposes to permit the FDIC to impose an additional special assessment after June 30, 2009 of up to10 basis points if necessary to maintain public confidence in federal deposit insurance. Recent action by the FDIC indicates there may be reductions or other modifications to the special assessment proposed by the interim rule.
     If the DIF’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the DIF. The Banks each utilized their special assessment credits to offset a portion of their deposit insurance premiums through the second quarter of 2008.
     On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program, or TLG Program. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal, or NOW, accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts, or IOLTA, held at participating FDIC-insured institutions through December 31, 2009. On March 17, 2009, the FDIC extended the debt guarantee program through October 31, 2009. Each of the Banks elected to participate in the deposit insurance coverage guarantee program. The Banks have not elected to participate in the unsecured debt guarantee program because more cost-effective liquidity sources are available to us. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000.
     All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

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
Customer Privacy and Other Consumer Protections
     The GLB Act imposes customer privacy requirements on any company engaged in financial activities, including the Banks and our holding company. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial holding company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.

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
     From time to time, legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of financial and bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial services providers. We cannot predict whether such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows.
Unconsolidated Subsidiaries
     Our unconsolidated subsidiaries include First Interstate Statutory Trust or FIST; FI Statutory Trust I, or Trust I; FI Capital Trust II, or Trust II; FI Statutory Trust III, or Trust III; FI Capital Trust IV, or Trust IV; FI Statutory Trust V, or Trust V; and, FI Statutory Trust VI, or Trust VI. These wholly-owned business trusts were created for the exclusive purpose of issuing trust preferred securities and using the proceeds to purchase junior subordinated debentures issued by us. Trust I, Trust II, Trust III and Trust IV were formed in 2007, and Trust V and Trust VI were formed in 2008 to partially fund the First Western acquisition.

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
Item 1A. Risk Factors
     Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control, including: (1) credit risks; (2) market risks; (3) liquidity risks; and, (4) operational risks. In addition, investors who purchase our securities are subject to (5) investment risks. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition, results of operations and prospects could be harmed. Readers should consider carefully the following important factors in evaluating us, our business and an investment in our securities.
(1) Credit Risks:
     We may incur significant credit losses, particularly in light of recent market developments.
     We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending. Our credit administration function employs risk management techniques designed to ensure that loans adhere to corporate policy and problem loans are promptly identified. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying our credit portfolio. These procedures provide us with the information to implement policy adjustments where necessary and to take proactive corrective actions. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of recent market developments. During 2008, we experienced deterioration in credit quality, particularly in certain real estate development loans, due in part to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned, and internally risk classified loans, thereby increasing our provision for loan losses and decreasing our operating income in 2008. Given the current economic conditions and trends, management believes we will continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our financial condition, results of operations and prospects.
     Our concentrations of real estate loans could subject us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.
     At February 28, 2009, we had approximately $3.1 billion of commercial, agricultural, construction, residential and other real estate loans representing approximately 65% of our total loan portfolio. The current economic recession and deterioration in the real estate markets have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

     Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
     Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the recent downturn in the real estate market and economy has heightened our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. At February 28, 2009, we had approximately $2.4 billion of commercial loans, including commercial real estate loans, representing approximately 49% of our total loan portfolio.
     Adverse economic conditions affecting Montana, Wyoming and South Dakota could harm our business.
     Our customers with loan and/or deposit balances are located predominantly in Montana, Wyoming and South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions, including inflation, recession and unemployment, and other factors, such as political or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and prospects.
     If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectibility of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are even more complex and difficult to determine given recent market developments, the potential for continued market turmoil and the significant uncertainty of future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the banking authorities or regulations require us to increase the allowance for loan losses, our earnings and financial condition could be significantly and adversely affected.
     As of February 28, 2009, our allowance for loan losses was $90 million, which represented 1.88% of total outstanding loans. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our financial condition, results of operations and prospects.
     We may be adversely affected by the soundness of other financial institutions.
     The financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and a serious lack of liquidity. Our credit risk is exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to us. Any such losses could harm our financial condition, results of operations and prospects.

     Financial institutions in particular have been subject to increased volatility and an overall loss of investor confidence. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing and counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to increased credit risk in the event of default of a counterparty or client.
(2) Market Risks:
     Recent market developments have affected our business and will continue to have an effect in ways that are not predictable or that we may fail to anticipate.
     The recent market developments and turmoil and the potential for increased and continuing disruptions present considerable risks and challenges to us. These risks and challenges have reached unprecedented levels and have significantly diminished overall confidence in the national economy, the financial markets and many financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us. Our business is affected by economic conditions, political uncertainties, volatility, illiquidity and other developments impacting the financial markets. Such factors have affected, and may further adversely affect, both credit and financial markets and future economic growth, resulting in adverse effects on us and other financial institutions in ways that are not predictable or that we may fail to anticipate.
     The effects of recent legislative and regulatory efforts to provide financial market stability are uncertain.
     In response to recent market disruptions, legislators and financial regulators have implemented a number of mechanisms designed to address the financial market turmoil, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, and implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets. On October 3, 2008, the EESA was enacted which, among other things, empowers the Treasury to provide up to $700 billion of funding to stabilize and provide liquidity to the financial markets. On October 14, 2008, the Secretary of the Treasury announced the TARP Capital Purchase Program, a program in which $250 billion of the funds under EESA are made available for the purchase of preferred equity interests in qualifying financial institutions. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which amended, in certain respects, EESA and provided an additional $787 billion in economic stimulus funding.
     The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives fail to stabilize and add sufficient liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.
     Even if legislative or regulatory efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies and business operations. We may also incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
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
(3) Liquidity Risks:
     We may not be able to meet the cash flow requirements of our depositors and borrowers unless we maintain sufficient liquidity.
     Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Potential alternative sources of liquidity include Federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. We believe there are other potential sources of liquidity available to us should they be needed. These sources may include the drawing of additional funds on our revolving term loan, the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire national market, non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt securities, issuance of equity securities and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
     Recent market disruptions have caused increased liquidity risks.
     The recent disruption and illiquidity in the credit markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper and other short-term instruments, have significantly contracted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. These market conditions have made the management of our own and our customers’ liquidity significantly more challenging. A further deterioration in the credit markets or a prolonged period without improvement of market liquidity could adversely affect our liquidity and financial position, including our regulatory capital ratios, and could adversely affect our business, results of operations and prospects.
     The inability of our bank subsidiaries to pay dividends due to legal or regulatory limitations could adversely affect our liquidity and operations and our ability to service debt, redeem stock and pay dividends.
     We, as a holding company, are a separate and distinct legal entity from our subsidiaries. We receive all of our revenue from management fees and dividends paid by our bank subsidiaries. These dividends are our principal source of funds to pay dividends on our stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries may pay. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and operations and our ability to service debt, redeem stock and pay dividends.
     The Federal Reserve, the State of Montana, Division of Banking and Financial Institutions, and the State of South Dakota, Department of Revenue & Regulation, Division of Banking, are the primary regulatory agencies that examine us and our activities. Under certain circumstances, including any determination that the activities of our bank subsidiaries constitute an unsafe and unsound banking practice, the regulatory agencies have the authority by statute to restrict our subsidiaries’ ability to transfer assets and make distributions to us as the holding company. Under applicable statutes and regulations, dividends may be paid out of current or retained net profits, but prior approval of the regulatory agencies is generally required for the payment of a dividend if the total of all dividends declared by a bank subsidiary in any calendar year would exceed the total of its net profits for the year combined with its undistributed net profits for the two preceding years.

     Payment of dividends could also be subject to regulatory limitations if a bank subsidiary became “under-capitalized” for purposes of regulatory guidelines. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.
     Failure to meet our debt covenants could result in our debt becoming immediately due and payable, which could adversely impact our results from operations, cash flows and financial condition.
     In conjunction with the First Western acquisition in January 2008, we incurred debt of $159 million payable to various lenders under various debt agreements. The debt agreements contain covenants that, among other things, establish minimum capital and financial performance ratios, and place restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amount of dividends payable to shareholders. Failure to comply with the debt covenants could result in, among other remedies, the debt becoming immediately due and payable and the subsequent liquidation of our assets in satisfaction of the debt.
     As discussed above, we experienced deterioration in credit quality during 2008 which resulted in higher levels of non-performing loans and caused us to be in default under our syndicated credit agreement as of June 30, 2008. Although we entered into an amendment to our syndicated credit agreement that waived such default, the amendment reduced the maximum amount that can be advanced on revolving notes under the syndicated credit agreement, increased the interest rate and commitment fee with respect to the revolving notes, and revised certain debt covenants related to non-performing assets. Although we have been in compliance with all existing and amended debt covenants since the amendment, we cannot predict the full impact market developments will have on our business. Given the current economic conditions and trends, management believes we will continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which could cause us to be in default under some of the financial covenants contained in our syndicated credit agreement. Consequently, it is possible we will be required to pursue waivers or amendments with respect to such covenants, which waivers or amendments, if available, will likely contain terms that are unfavorable to us.
(4) Operational Risks:
     We face significant competition.
     We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Additionally, we expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we can.
     Our ability to compete successfully depends on a number of factors, including, among other things, the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets; the ability to expand our market position; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which we introduce new products and services relative to our competitors; customer satisfaction with our level of service; and, industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our financial condition, results of operations and prospects.

     We may not be able to manage risks inherent in our business, particularly given the recent turbulent and dynamic market conditions.
     A comprehensive and well-integrated risk management function is essential for our business. We have adopted various policies, procedures and systems to monitor and manage risk. These policies, procedures and systems may be inadequate to identify and mitigate all risks inherent in our business. In addition, our business and the markets and industry in which we operate are continuously evolving. We may fail to understand fully the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes, particularly given the recent turbulent and dynamic market conditions. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or in our business or for other reasons, we could incur losses and otherwise experience harm to our business.
     We may not be able to continue growing our business.
     Our total assets have grown from $4.2 billion as of December 31, 2004 to $6.6 billion as of December 31, 2008. Our ability to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, open new branch banking offices and expand into new and complementary markets when appropriate opportunities arise. In the event we do not continue to grow, our results of operations could be adversely impacted.
     Our ability to grow successfully depends on our capital resources and whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to make loans, attract deposits and maintain asset quality due to constrained capital resources or other reasons, we may not be able to continue growing our business, which could adversely impact our earnings, financial condition and prospects.
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
     We rely heavily on communications and information systems to conduct our business. A breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, investment, credit card and other information systems. A breach of the security of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.
     A failure of the technology we use could harm our business.
     We depend heavily upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. . We rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and we could be exposed to claims from customers and related legal actions. Any of these results could harm our business.

     We may not effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition, results of operations and prospects.
     Our systems of internal operating controls may not be effective.
     We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, losses from operational malfunctions or fraud may occur. These losses are recorded as non-interest expense. Any future losses related to internal operating control systems could have an adverse effect on our business.
     We are dependent upon the services of our management team.
     Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, Terrill R. Moore, Executive Vice President and Chief Financial Officer, Edward Garding, Executive Vice President and Chief Credit Officer, Gregory A. Duncan, Executive Vice President and Chief Banking Officer, or Julie A. Castle, President — First Interstate Bank Wealth Management, could harm our ability to operate our business or execute our business strategy.
     Our goodwill may become impaired.
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually, and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of a reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected peer banks; and, if required, the estimated fair value is allocated to the assets and liabilities of the reporting unit. Consequently, the determination of goodwill is sensitive to market-based trading and transaction multiples. As such, variability in the market conditions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. As of February 28, 2009, we had goodwill of $184 million. An impairment of goodwill could have a material adverse effect on our business, results of operations and financial condition.
     We may not be able to attract and retain qualified employees to operate our business effectively.
     There is substantial competition for qualified personnel in our markets. Although unemployment rates have been migrating upward in Montana, Wyoming, South Dakota and the surrounding region, it may still be difficult to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates in our markets may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees.

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
     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Business — Regulation and Supervision” above. These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are undergoing significant review, are constantly evolving and may change significantly, particularly given the recent market developments in the banking and financial services industries.
     Recent events have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. Further, federal monetary policy as implemented through the Federal Reserve System can significantly affect credit conditions in our markets.
     The nature, extent, and timing of the adoption of significant new laws, regulations, rules, standards, policies and interpretations, or changes in or repeal of these items or specific actions of regulators, may increase our costs of compliance and harm our business. For example, potential increases in or other modifications affecting regulatory capital thresholds could impact our status as “well capitalized.” It is impossible for us to predict accurately at this time the extent of any impact from changes in existing laws, regulations, rules, standards, policies and interpretations.
     Non-compliance with laws and regulations could result in fines, sanctions and other enforcement actions.
     Federal and state regulators have broad enforcement powers. If we fail to comply with any laws, regulations, rules, standards, policies or interpretations applicable to us, we could face various sanctions and enforcement actions, which include the appointment of a conservator or receiver for us; the issuance of a cease and desist order that can be judicially enforced; the termination of our deposit insurance; the imposition of civil monetary fines and penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.
     The Federal Reserve may require us to commit capital resources to support our bank subsidiaries.
     The Federal Reserve, which examines us and our subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s financial condition, results of operations and cash flows.
     Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.
     The FDIC insures deposits at FDIC insured financial institutions, including the Banks. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Recent bank failures and expectations for further failures in 2009 have reduced insurance reserve funds to their lowest level since 1993. On October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio to 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. On February 27, 2009, the FDIC amended the restoration plan to extend the restoration plan horizon to seven years. The amended restoration plan was accompanied by a final rule setting assessment rates and making adjustments to improve how the assessment system differentiates for risk. Under the final rule, the base assessment rates would range from 12-16 basis points for Risk Category I institutions, such as our bank subsidiaries, beginning April 1, 2009. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including FHLB advances, lowering premiums for smaller institutions with high capital levels, and reductions in assessment rates for institutions holding long-term unsecured debt.
     In addition, on February 27, 2009, the FDIC adopted an interim rule proposing a 20 basis point special assessment for all FDIC insured financial institutions. This proposed assessment, to be collected on September 30, 2009, is based on deposits as of June 30, 2009. Based on our current level and mix of deposit accounts, we estimate that a 20 basis point special assessment, should it occur, would result in an increase our deposit insurance premiums of approximately $10.4 million. The interim rule also proposes to permit the FDIC to impose an additional special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. This interim rule is subject to modification by the FDIC.
     A change in the risk categories assigned to our bank subsidiaries, adjustments to base assessment rates and special assessments could have a material adverse effect on our earnings and financial condition.
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

     Shares of our stock held by participants in the savings and profit sharing plan, or Savings Plan, established for our employees are not subject to contractual transfer restrictions set forth in shareholder agreements. Since the Savings Plan does not allow distributions “in kind,” distributions from participants’ Savings Plan accounts require First Interstate Bank, as trustee for the Savings Plan, to sell our stock. In the event we do not elect to purchase the unrestricted stock, First Interstate Bank will be obligated to seek alternative purchasers.
     We have no obligation to repurchase outstanding shares of common stock and we are subject to limitations on the amount of common stock we may repurchase.
     We have no obligation, by contract, policy or otherwise, to purchase restricted or unrestricted shares of our outstanding common stock held by shareholders. Our debt covenants limit the repurchase of common shares, net of proceeds from the sale of capital securities, to a percentage of our consolidated net worth as of the end of the immediately preceding fiscal year. These covenants, unless amended or waived, restrict us in the number of shares we may repurchase from existing shareholders, thereby limiting the future liquidity for such shares. Moreover, during any period in which we may be in default under such covenants, we will be precluded from repurchasing any shares. Furthermore, we have made and adopted, and will continue to make and adopt, capital management decisions and policies that could limit the repurchase of outstanding common stock held by shareholders given regulatory limitations, strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors. We have recently announced we will only receive requests for the repurchase of common shares during a two-week period commencing two days following the quarterly announcement of the minority appraised value of our common stock and that the number of shares repurchased during any window period may be limited at the discretion of our board of directors. Any limitations on the number of shares repurchased could cause a decrease in the value of our stock.
     Shares we may repurchase will be priced at fair market value determined in good faith by our board of directors. The board of directors may, in their sole discretion, utilize an independent party to assist with the determination of fair value of the shares. Historically, shares repurchased have been priced at the most recent minority appraised value at the repurchase date. The appraised minority value of our common stock represents the estimated fair market valuation of a minority ownership interest, taking into account adjustments for the lack of marketability of the stock and other factors. This value does not represent an actual trading price between a willing buyer and seller of our shares in an informed, arm’s-length transaction. As such, the appraised minority value is only an estimate as of a specific date, and such appraisal may not be an indication of the actual value owners may realize with respect to shares they hold. Moreover, the estimated fair market value of our common stock may be materially different at any date other than the valuation dates.
     We are subject to limitations on the amount of dividends we may pay to our shareholders.
     Although we have historically paid dividends to our shareholders, we have no obligation to do so. Our debt covenants limit the payment of dividends to our shareholders to a percentage of our consolidated net income for the immediately preceding fiscal year. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and adopted, and will continue to make and adopt, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.
     Both participation and nonparticipation in recently announced assistance programs and initiatives for financial institutions have the potential to result in an adverse effect on our common stock.
     Various assistance programs and initiatives for financial institutions have been recently announced, including the Treasury’s TARP Capital Purchase Program and Public-Private Investment Fund, the Federal Reserve Board of Governors Commercial Paper Funding Facility and Money Market Investor Funding Facility, the FDIC Temporary Liquidity Guarantee Program and various other initiatives. To date, we have only made application for participation in one of these programs, the Capital Purchase Program. In connection with the application, we have requested certain exceptions to the Treasury’s standard terms and conditions applicable to the program. We cannot predict whether our requested exceptions will be considered or whether our application will be accepted. If we are accepted and decide to participate in the Capital Purchase Program, we will issue shares of preferred stock mandatorily convertible into common stock that will have rights and preferences over our common stock and that are expected to rank on a parity with our existing series A preferred stock as to dividends and liquidation rights. Any shares of preferred stock issued pursuant to the Capital Purchase Program could cause a decrease in the value of our outstanding common stock and in the amount of cash dividends per common share.

     We are evaluating participation in the various government and regulatory assistance programs. While each of these programs is intended to assist financial institutions, there may be potential disadvantages to participating institutions. Conversely, financial institutions that do not participate in a particular program may fail to realize the intended benefits and be at a competitive disadvantage. It is impossible for us to predict accurately at this time the extent of our participation or nonparticipation in recently announced government and regulatory programs and initiatives. Consequences and effects associated with our participation or lack thereof have the potential to result in an adverse effect on our common stock.
     Existing shareholders will be diluted by future issuances of common or preferred stock, and the valuation of our common stock could decrease.
     In addition to the possible issuance of preferred stock under the Treasury’s Capital Purchase Program, future issuances of stock, including issuances pursuant to our equity incentive plans or in connection with other future financings or acquisitions, such as with the issuance of our series A preferred stock in the First Western acquisition, could cause dilution to our existing shareholders. This dilution could cause the valuation of our common stock to decline and also decrease the per share amount of any cash dividends. Furthermore, a variety of other factors discussed in this report could have a negative impact on our business, thereby resulting in a decrease in the value of our common stock.
     Affiliates of our company own a controlling interest and are able to control the election of directors and future direction of our business.
     The directors and executive officers beneficially own approximately 51% of our outstanding common stock. Many of these directors and executive officers are members of the Scott family, which collectively owns approximately 78% of our common stock. By virtue of such ownership, these affiliates are able to control the election of directors and the determination of our business, including transactions involving dividends, stock repurchases, and any potential acquisition, merger or other business combination.
Item 1B. Unresolved Staff Comments
     We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act. We have not received any written comments from the SEC staff regarding our periodic or current reports filed under the Exchange Act.
Item 2. Properties
     Our principal executive offices and a banking office are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which First Interstate Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 104,632 square feet of office space in the building. We also lease approximately 45,554 square feet of office space for our operations center, located in two buildings in Billings, Montana. We are currently constructing a new operations center in Billings, Montana. The facility, scheduled for completion in 2009, will provide 65,226 square feet of office space and will replace our existing space leased for operations. We provide banking services at 69 additional locations in Montana, Wyoming and South Dakota, of which 18 properties are leased from independent third parties and 51 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
Item 3. Legal Proceedings
     In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of these matters to have a material adverse effect on our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Description of Our Capital Stock
     Our authorized capital stock consists of 20,000,000 shares of common stock without par value, of which 7,881,259 shares were outstanding as of February 28, 2009, and 100,000 shares of preferred stock without par value, of which 5,000 shares have been designated as 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock. As of February 28, 2009, all 5,000 shares of authorized Series A Preferred Stock were outstanding.
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
     Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of February 28, 2009, 91% of our shares of common stock were subject to contractual transfer restrictions set forth in shareholder agreements and approximately 9% were held by 17 shareholders without such restrictions, including our 401(k) plan, or Savings Plan, which holds 78% of the unrestricted shares. See also Part I, Item 1, “Risk Factors — Liquidity Risks.”

     Minority appraisal values as of each calendar quarter end for the past two years, determined by an independent valuation expert, follow:

Valuation Based on		Appraised
Financial Data As of	Valuation Effective Date	Minority Value
December 31, 2006	February 15, 2007	$89.00
March 31, 2007	May 10, 2007	89.00
June 30, 2007	August 13, 2007	86.75
September 30, 2007	November 13, 2007	87.75
December 31, 2007	February 15, 2008	83.50
March 31, 2008	May 15, 2008	84.75
June 30, 2008	August 13, 2008	77.00
September 30, 2008	November 14, 2008	79.75
December 31, 2008	March 2, 2009	74.50
     Resale of our stock may be restricted pursuant to the Securities Act and applicable state securities laws. In addition, most shares of our stock are subject to shareholder’s agreements:
•	Members of the Scott family, as majority shareholders, are subject to a shareholder’s agreement. Under this agreement, the Scott family has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with our approval, to our officers, directors, advisory directors or to our Savings Plan.
•	Shareholders who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 706,472 shares of unrestricted stock, are subject to shareholder’s agreements. Stock subject to these agreements may not be sold or transferred without triggering our option to acquire the stock in accordance with the terms of these agreements. In addition, the agreements grant us the right to repurchase all or some of the stock under certain conditions.
     Purchases of our common stock made through our Savings Plan are not restricted by shareholder agreements. Since the Savings Plan does not allow distributions “in kind,” however, any distribution from an employee’s account in the Savings Plan will require the Savings Plan administrator to authorize a sale of the stock.
     As of February 28, 2009, we had 740 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 554,080 shares held on behalf of 1,268 individual participants in the Savings Plan. Of such participants, 352 individuals also own shares of our stock outside of the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.
Dividends
     It is our policy to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter. The board may change or eliminate the payment of future dividends.
     Recent quarterly and special dividends follow:

	Amount	Total Cash
Month Declared and Paid	Per Share	Dividend
January 2007	0.61	$5,007,153
January 2007 special dividend	0.41	3,363,708
April 2007	0.65	5,319,599
July 2007	0.65	5,299,394
October 2007	0.65	5,265,375
January 2008	0.65	5,207,192
April 2008	0.65	5,124,399
July 2008	0.65	5,090,168
October 2008	0.65	5,157,034
January 2009	0.65	5,127,714

Dividend Restrictions
     For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Debt” included in Item 7 herein.
Sales of Unregistered Securities
     There were no issuances of unregistered securities during the fourth quarter of 2008.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2008.
Purchases of Equity Securities by Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs

October 2008	17,551	$77.00	Not Applicable	Not Applicable
November 2008	17,117	79.46	Not Applicable	Not Applicable
December 2008	31,103	79.46	Not Applicable	Not Applicable

Total	65,771	$78.80	Not Applicable	Not Applicable

(1)	Our common stock is not publicly traded, and there is no established trading market for the stock. There is only one class of common stock. As of December 31, 2008, approximately 91% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Performance Graph
     The performance graph below compares the cumulative total shareholder return of our common stock with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index. The Nasdaq Bank Index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the Nasdaq Stock Market. The Nasdaq Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA.
     Our common stock is not publicly traded, and there is no established trading market for our stock. The cumulative total shareholder return for our common stock is based on the minority appraised value of the common stock, which represents the estimated fair market valuation of a minority interest, taking into account adjustments for the lack of marketability and other factors, as of December 31st of each year. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

First Interstate BancSystems, Inc.	$100.00	$127.18	$147.51	$190.68	$185.00	$170.42

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2008 and 2007, and the results of our operations for the fiscal years ended December 31, 2008, 2007 and 2006, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2006, 2005 and 2004, and the results of our operations for the fiscal years ended December 31, 2005 and 2004, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary
(Dollars in thousands except share and per share data)

Year ended December 31,	2008	2007	2006	2005	2004

Operating Data:
Interest income	$355,919	$325,557	$293,423	$233,857	$192,840
Interest expense	120,542	125,954	105,960	63,549	42,421
Net interest income	235,377	199,603	187,463	170,308	150,419
Provision for loan losses	33,356	7,750	7,761	5,847	8,733
Net interest income after provision for loan losses	202,021	191,853	179,702	164,461	141,686
Non-interest income	128,382	92,448	102,119	70,882	70,644
Non-interest expense	222,326	178,867	164,713	151,318	142,980

Income before income taxes	108,077	105,434	117,108	84,025	69,350
Income tax expense	37,429	36,793	41,499	29,310	23,929

Net income	70,648	68,641	75,609	54,715	45,421
Preferred stock dividends	3,347	—	—	—	—

Net income available to common shareholders	$67,301	$68,641	$75,609	$54,715	$45,421

Basic earnings per common share	$8.55	$8.45	$9.32	$6.84	$5.74
Diluted earnings per common share	8.38	8.25	9.11	6.71	5.68
Dividends per common share	2.60	2.97	2.27	1.88	1.56
Weighted average common shares outstanding — diluted	8,028,168	8,322,480	8,303,990	8,149,337	7,997,579

Ratios:
Return on average assets	1.12%	1.37%	1.60%	1.26%	1.14%
Return on average common stockholders’ equity	14.73	16.14	20.38	16.79	15.75
Average stockholders’ equity to average assets	7.98	8.52	7.85	7.52	7.22
Net interest margin	4.25	4.46	4.47	4.48	4.34
Net interest spread	3.87	3.78	3.89	4.13	4.12
Common stock dividend payout ratio (1)	30.41	35.15	24.36	27.49	27.18

Balance Sheet Data at Year End:
Total assets	$6,628,347	$5,216,797	$4,974,134	$4,562,313	$4,217,293
Loans	4,772,813	3,558,980	3,310,363	3,034,354	2,739,509
Allowance for loan losses	87,316	52,355	47,452	42,450	42,141
Investment securities	1,072,276	1,128,657	1,124,598	1,019,901	867,315
Deposits	5,174,259	3,999,401	3,708,511	3,547,590	3,321,681
Other borrowed funds	79,216	8,730	5,694	7,495	7,995
Long-term debt	84,148	5,145	21,601	54,654	61,926
Subordinated debentures held by subsidiary trusts	123,715	103,095	41,238	41,238	41,238
Stockholders’ equity	539,062	444,443	410,375	349,847	308,326

Five Year Summary (continued)
(Dollars in thousands except share and per share data)

Year ended December 31,	2008	2007	2006	2005	2004

Asset Quality Ratios at Year End:
Non-performing assets to total loans and other real estate owned (OREO) (2)	2.03%	1.00%	0.55%	0.67%	0.79%
Allowance for loan losses to total loans	1.83	1.47	1.43	1.40	1.54
Allowance for loan losses to non-performing loans (3)	96.03	150.66	269.72	236.17	212.04
Net charge-offs to average loans	0.28	0.08	0.09	0.19	0.21

Regulatory Capital Ratios at Year End:
Tier 1 risk-based capital	8.57%	12.39%	10.71%	10.07%	9.67%
Total risk-based capital	10.49	13.64	11.93	11.27	10.95
Leverage ratio	7.13	9.92	8.61	7.91	7.49

(1)	Dividends per common share divided by basic earnings per common share.

(2)	For purposes of computing the ratio of non-performing assets to total loans and OREO, non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and OREO.

(3)	For purposes of computing the ratio of allowance for loan losses to non-performing loans, non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.
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
     Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report including, among others, the following risk factors discussed more fully in Item 1A hereof:
•	credit losses

•	concentrations of real estate loans

•	commercial loan risk

•	adverse economic conditions affecting Montana, Wyoming and South Dakota

•	adequacy of the allowance for loan losses

•	soundness of other financial institutions

•	recent market developments

•	effects of recent legislative and regulatory efforts to stabilize financial markets

•	changes in interest rates

•	inability to meet liquidity requirements

•	disruptions and illiquidity in credit markets

•	inability of our bank subsidiaries to pay dividends

•	failure to meet debt covenants

•	competition

•	inability to manage risks in turbulent and dynamic market conditions

•	inability to grow our business

•	environmental remediation and other costs

•	breach in information system security

•	failure of technology

•	failure to effectively implement technology-driven products and services

•	ineffective internal operational controls

•	dependence on our management team

•	impairment of goodwill

•	the ability to attract and retain qualified employees

•	disruption of vital infrastructure and other business interruptions

•	litigation pertaining to fiduciary responsibilities

•	changes in or noncompliance with governmental regulations

•	capital required to support our bank subsidiaries

•	increases in deposit insurance premiums

•	investment risks affecting holders of common stock
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
Recent Developments
     In response to the financial crises affecting the banking system and financial markets, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the Treasury was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the financial markets. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which amended, in certain respects, the EESA and provided an additional $787 billion in economic stimulus funding.
     On October 14, 2008, the Secretary of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the TARP Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 5% of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On December 4, 2008, we submitted an application for participation in the TARP Capital Purchase Program. In connection with the application, we requested certain exceptions to the Treasury’s standard terms and conditions applicable to the program. As of the date of this report, we have not been notified whether our application has been accepted nor have we determined whether we will participate in the program if we are accepted.
     On November 21, 2008, the FDIC adopted a final rule related to the TLG Program. The TLG Program was initiated to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% per annum and IOLTA accounts held at participating FDIC-insured institutions through December 31, 2009. On March 17, 2009, the FDIC extended the debt guarantee program through October 31, 2009. We elected to participate in the deposit insurance coverage guarantee program. We have not elected to participate in the debt guarantee program because more cost-effective liquidity sources are available to us.
     On February 27, 2009, the FDIC adopted an interim rule proposing a 20 basis point emergency special assessment for all FDIC insured financial institutions. This proposed assessment, to be collected on September 30, 2009, is based on deposits as of June 30, 2009. The interim rule also proposes to permit the FDIC to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

Executive Overview
     We are a financial and bank holding company with 70 banking offices in 42 communities throughout Montana, Wyoming and South Dakota. We offer a wide range of banking products and services through our bank subsidiaries. We differentiate ourselves from competitors by providing superior service to our customers and emphasizing community involvement to improve the communities we serve.
     Our principal business activity is lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans, and to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.
     Our business strategy is to profitably grow our business through measured organic growth and through expansion into new and complementary markets through selective acquisitions. In January 2008, we completed the First Western acquisition by purchasing two banks and a data center located in western South Dakota. The acquired entities operate eighteen banking offices in twelve South Dakota communities and had combined total assets as of the acquisition date of approximately $913 million. In recent years, we have focused on improving efficiency through control of operating expenses, implementation of new technologies, consolidation of like operational and administrative functions where appropriate, and identification and implementation of strategies to increase non-interest income. As we address current economic and banking challenges in the near-term, our focus is on building capital, improving liquidity, improving earnings, managing loan quality, completing the integration of the acquired First Western entities and addressing short-term and long-term succession issues.
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies have not been as severely impacted by the national economic and real estate downturn, sub-prime mortgage crisis and ongoing financial market turmoil as many areas of the United States. The overall economic outlook for Montana, Wyoming and South Dakota predicts little or no growth in 2009 as the effects of the national recession spread into sectors that are likely to impact our local economies. Although the continuing impact of the national recession and financial market turmoil is uncertain, these factors affect our business and could have a harmful effect on our results of operations, cash flows and financial condition.
     During 2008, we reported net income to common shareholders of $67.3 million, or $8.38 per diluted share, as compared to $68.6 million, or $8.25 per diluted share, in 2007. During fourth quarter 2008, we recorded a one-time, after-tax gain of $17.0 million, or $2.11 per diluted share, from the sale of i_Tech, our technology services subsidiary. Exclusive of this one-time gain, net income for 2008 decreased 26.7%, or $1.98 per diluted share, from 2007.
     Net interest income, on a fully taxable-equivalent, or FTE, basis, increased 18.2% to $240.6 million in 2008, from $203.7 million in 2007, primarily due to the net interest income of the acquired First Western entities. Our net FTE interest margin ratio decreased 21 basis points to 4.25% in 2008, from 4.46% in 2007. This decline was largely due to indebtedness incurred in late 2007 and early 2008 to finance the acquisition of nonearning assets, principally goodwill, recorded in conjunction with the First Western acquisition. Additionally, interest free funding sources, including non-interest bearing deposits and common equity, comprised a smaller percentage of our funding base during 2008, as compared to 2007, and reductions in target federal funds rates further compressed our net FTE interest margin ratio.
     During 2008, we experienced deterioration in credit quality, particularly in real estate development loans. This deterioration resulted in higher levels of non-performing and internally risk classified loans. Our non-performing loans increased $56.2 million, or 161.6%, to $90.9 million, or 1.9% of total loans, as of December 31, 2008, compared to $34.8 million, or 1.0% of total loans, as of December 31, 2007. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $33.4 million in 2008, as compared to $7.8 million in 2007.
     We continue to experience adverse effects and earning pressure due to the recession and market turbulence. We believe the trends of deteriorating credit quality and increasing non-performing loans will continue in 2009. Higher levels of non-performing loans adversely impact our financial condition and operating results and may cause us to be in non-compliance with certain financial covenants contained in our senior debt instruments.

     Exclusive of the one-time gain on the sale of i_Tech and the results of the acquired First Western entities, non-interest income was flat and non-interest expense increased $16.4 million, or 9.2%, in 2008 as compared to 2007. During 2008, we recorded impairment of mortgage servicing rights of $10.9 million, as compared to $1.7 million in 2007. The remaining increase in non-interest expense in 2008, exclusive of the acquired First Western entities, was primarily due to increases in salaries, wages and benefits expense combined with one-time employee recruitment and relocation costs and higher group insurance costs.
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
Critical Accounting Estimates and Significant Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are summarized in “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” included in Part IV, Item 15.
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
Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, our historical experience has provided for an adequate allowance for loan losses. For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses” below, and “Notes to Consolidated Financial Statements — Allowance for Loan Losses” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors — Credit Risks.”
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected banks in the western and central regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocated fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. For additional information regarding goodwill, see “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors — Operational Risks.”

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
     At December 31, 2008, the consultant’s valuation model indicated that an immediate 25 basis point decrease in mortgage interest rates would result in a reduction in fair value of mortgage servicing rights of $3.3 million and an immediate 50 basis point decrease in mortgage interest rates would result in a reduction in fair value of $4.9 million.
     For additional information regarding mortgage servicing rights, see “Notes to Consolidated Financial Statements — Mortgage Servicing Rights,” included in Part IV, Item 15. See also Part I, Item 1A, “Risk Factors — Market Risks.”
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,527,987	$306,976	6.78%	$3,449,809	$274,020	7.94%	$3,208,102	$246,861	7.69%
U.S. government agency and mortgage-backed securities	923,912	43,336	4.69	892,850	42,650	4.78	915,844	40,985	4.48
Federal funds sold	55,205	1,080	1.96	87,460	4,422	5.06	43,726	2,196	5.02
Other securities	5,020	214	4.26	857	3	0.35	1,059	6	0.57
Tax exempt securities (2)	147,812	9,382	6.35	111,732	7,216	6.46	105,209	6,832	6.49
Interest bearing deposits in banks	5,946	191	3.21	26,165	1,307	5.00	8,190	360	4.40

Total interest earnings assets	5,665,882	361,179	6.37	4,568,873	329,618	7.21	4,282,130	297,240	6.94
Non-earning assets	667,206			423,893			444,702

Total assets	$6,333,088			$4,992,766			$4,726,832

Interest bearing liabilities:
Demand deposits	1,120,807	12,966	1.16%	1,004,019	23,631	2.35%	850,925	15,852	1.86%
Savings deposits	1,144,553	18,454	1.61	940,521	24,103	2.56	845,967	17,424	2.06
Time deposits	1,688,859	65,443	3.87	1,105,959	51,815	4.69	1,010,820	39,991	3.96
Borrowings (3)	663,957	10,823	1.63	566,984	21,640	3.82	683,776	27,636	4.04
Long-term debt	86,909	4,579	5.27	9,230	467	5.06	40,320	1,576	3.91
Subordinated debentures held by by subsidiary trusts	123,327	8,277	6.71	47,099	4,298	9.13	41,238	3,481	8.44

Total interest bearing liabilities	4,828,412	120,542	2.50	3,673,812	125,954	3.43	3,473,046	105,960	3.05
Non-interest bearing deposits	940,968			842,239			837,909
Other liabilities	58,173			51,529			44,860
Stockholders’ equity	505,535			425,186			371,017

Total liabilities and stockholders’ equity	$6,333,088			$4,992,766			$4,726,832

Net FTE interest income		$240,637			$203,664			$191,280
Less FTE adjustments (2)		(5,260)			(4,061)			(3,817)

Net interest income from consolidated statements of income		$235,377			$199,603			$187,463

Interest rate spread			3.87%			3.78%			3.89%

Net FTE interest margin (4)			4.25%			4.46%			4.47%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs.
(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.
(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Net FTE interest income increased $37.0 million, or 18.2%, to $240.6 million in 2008, from $203.7 million in 2007, due to the net interest income of the acquired First Western entities. Average earning assets grew 24.0% in 2008, with approximately 78.0% of this growth attributable to the acquired First Western entities. Despite growth in earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 21 basis points to 4.25% in 2008, as compared to 4.46% for 2007, largely due to the First Western acquisition. In conjunction with the acquisition, we incurred indebtedness to acquire nonearning assets, including goodwill, core deposit intangibles and premises and equipment. In addition, interest free funding sources, including non-interest bearing deposits and common equity comprised a smaller percentage of our funding base during 2008 as compared to 2007, and reductions in federal funds rates in 2008 further compressed our net FTE interest margin ratio.
     Our fourth quarter 2008 net FTE interest margin ratio declined to 4.13%, compared to 4.30% for third quarter 2008 and 4.41% for fourth quarter 2007, primarily due to reductions in federal funds rates. During fourth quarter 2008, the federal funds rate fell 125 to 150 basis points, with the last decrease taking the rate to between 0 and 25 basis points.
     Net FTE interest income increased $12.4 million, or 6.5%, to $203.7 million in 2007 from $191.3 million in 2006, due to organic growth in earning assets, primarily loans. During 2007, the migration of customer deposits from traditional repurchase agreements, which are secured by pledged investment securities, into a new money market sweep deposit product increased funds available to support growth in earning assets. Further contributing to improvements in net FTE interest income in 2007 and 2006 were increases in earning assets as a percentage of total assets.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	compared with			compared with			compared with
	December 31, 2007			December 31, 2006			December 31, 2005
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$85,640	$(52,684)	$32,956	$18,599	$8,560	$27,159	$22,782	$27,626	$50,408
U.S. government agency and mortgage-backed securities	1,484	(798)	686	(1,029)	2,694	1,665	5,263	5,668	10,931
Federal funds sold	(1,631)	(1,711)	(3,342)	2,196	30	2,226	(1,312)	742	(570)
Other securities (2)	15	196	211	(1)	(2)	(3)	(173)	(22)	(195)
Tax exempt securities (1)(2)	2,330	(164)	2,166	424	(40)	384	120	(32)	88
Interest bearing deposits in banks	(1,010)	(106)	(1,116)	790	157	947	(754)	93	(661)

Total change	86,828	(55,267)	31,561	20,979	11,399	32,378	25,926	34,075	60,001

Interest bearing liabilities:
Demand deposits	2,749	(13,414)	(10,665)	2,852	4,927	7,779	1,316	9,741	11,057
Savings deposits	5,229	(10,878)	(5,649)	1,947	4,732	6,679	(701)	6,974	6,273
Time deposits	27,309	(13,681)	13,628	3,764	8,060	11,824	(68)	10,418	10,350
Borrowings (3)	3,701	(14,518)	(10,817)	(4,720)	(1,276)	(5,996)	4,441	10,445	14,886
Long-term debt	3,930	182	4,112	(1,215)	106	(1,109)	(842)	(62)	(904)
Subordinated debentures held by subsidiary trusts	6,956	(2,977)	3,979	495	322	817	—	749	749

Total change	49,874	(55,286)	(5,412)	3,123	16,871	19,994	4,146	38,265	42,411

Increase (decrease) in FTE net interest income (1)	$36,954	$19	$36,973	$17,856	$(5,472)	$12,384	$21,780	$(4,190)	$17,590

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)	Held-to-maturity investment securities are presented at amortized cost.
(3)	Includes interest on federal funds purchased, securities sold under repurchase agreements and other borrowed funds.

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
     The provision for loan losses increased $25.6 million, or 330.4%, to $33.4 million in 2008, as compared to $7.8 million in 2007. During fourth quarter 2008, we recorded provisions of $20.0 million, as compared to $5.6 million recorded in third quarter 2008 and $2.1 million recorded in fourth quarter 2007. Significant increases in provisions for loan losses, particularly during fourth quarter 2008, reflect our assessment of the estimated effect of current economic conditions on our loan portfolio. Effects of the broad recession impacted our market areas in 2008 resulting in higher levels of non-performing assets, particularly real estate development loans. We determined that the provisions for loan losses made during 2008 were necessary to maintain our allowance for loan losses at a level, which in our estimate, is necessary to absorb probable loan losses within our existing loan portfolio. For additional information concerning non-performing assets, see “Non-Performing Assets” herein.
     The provision for loan losses decreased less than 1% to $7.8 million in 2007, as compared to 2006; however, during fourth quarter 2007, the provision for loan losses increased $724 thousand, or 51.7%, to $2.1 million, as compared to $1.4 million for the same period in 2006. The fourth quarter 2007 increase was primarily due to higher levels of non-performing loans.
Non-interest Income
     Principal sources of non-interest income include other service charges, commissions and fees; technology services revenues; service charges on deposit accounts; wealth management revenues; and, income from the origination and sale of loans. Non-interest income increased $35.9 million, or 38.9%, to $128.4 million in 2008 from $92.4 million in 2007. Non-interest income decreased $9.7 million, or 9.5%, to $92.4 million in 2007 from $102.1 million in 2006. Fluctuations in non-interest income are a function of changes in each of the principal categories discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income; mortgage servicing fees; investment services revenues; and, ATM service charge revenues. Other service charges, commissions and fees increased $4.0 million, or 16.4%, to $28.2 million in 2008 from $24.2 million in 2007. Other service charges, commissions and fees increased 10.6% to $24.2 million in 2007, from $21.9 million in 2006. Approximately $1.8 million of the 2008 increase was attributable to the acquired First Western entities. The remaining increase in 2008 and 2007 was primarily due to additional fee income from higher volumes of credit and debit card transactions and increases in insurance commissions.
     Service charges on deposit accounts increased $2.9 million, or 16.4%, to $20.7 million in 2008, from $17.8 million in 2007. Service charges on deposit accounts increased $206 thousand, or 1.2%, to $17.8 million in 2007, from $17.6 million in 2006. Substantially all of the 2008 increase was attributable to the acquired First Western entities.
     Technology services revenues decreased $1.4 million, or 7.2%, to $17.7 million in 2008, from $19.1 million in 2007. This decrease was primarily due to a $2.0 million contract termination fee recorded during third quarter 2007. In addition, item processing income decreased $718 thousand in 2008, as compared to 2007, primarily due to the introduction of imaging technology that permits items to be captured electronically rather than through physical processing and transporting of the items. These decreases were offset by an increase of $1.8 million in core data processing revenues resulting from increases in the number of core data processing customers and the volume of core data transactions processed. Technology services revenues increased 20.4% to $19.1 million in 2007, from $15.8 million in 2006, primarily due to a $2.0 million nonrecurring contract termination fee recorded during third quarter 2007 and an increase in the volume of core data and debit card transactions processed.

     Wealth management revenues, comprised principally of fees earned for management of trust assets and investment services, increased 5.3% to $12.4 million in 2008, from $11.7 million in 2007, due to the addition of new trust and investment services customers in 2008. Wealth management revenues increased 5.0% to $11.7 million in 2007, from $11.2 million in 2006, primarily due to higher asset management fees resulting from the improved market performance of underlying trust account assets and the addition of new trust and investment services customers.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can substantially reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased 9.3% to $12.3 million in 2008, from $11.2 million in 2007, and 17.0% to $11.2 million in 2007, from $9.6 million in 2006. Approximately $224 thousand of the 2008 increase is attributable to the acquired First Western entities.
     During fourth quarter 2008, we recorded a one-time gain of $27.1 million on the sale of i_Tech, our technology services subsidiary. i_Tech represented all of our technology services operating segment. Due to the sale, no technology services revenues will be recorded in 2009 or future periods. For additional information concerning this sale and the resulting gain, see “Notes to Consolidated Financial Statements — Disposals” included in Part IV, Item 15.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $1.6 million, or 19.4%, to $9.9 million in 2008, from $8.3 million in 2007. Exclusive of the acquired First Western entities, non-interest income decreased $1.7 million, or 20.2%, in 2008, as compared to 2007. During first quarter 2008, we recorded a gain of $1.6 million resulting from the mandatory redemption of our class B shares of Visa, Inc. The net gain was split between our community banking and technology services operating segments. In addition, during first quarter 2008, we recorded a nonrecurring gain of $1.1 million due to the release of funds escrowed in conjunction with the December 2006 sale of our interest in iPay Technologies, LLC. These gains were offset by decreases in earnings of securities held under deferred compensation plans and one-time gains recorded in 2007 of $986 thousand on the sale of mortgage servicing rights and $737 thousand from the conversion and subsequent sale of our MasterCard stock.
     Other income increased 20.2% to $8.3 million in 2007, from $6.9 million in 2006, primarily due to nonrecurring gains of $737 thousand from the conversion and subsequent sale of MasterCard stock and $986 thousand on the sale of mortgage servicing rights recorded during 2007.
Non-interest Expense
     Non-interest expense increased $43.5 million, or 24.3%, to $222.3 million in 2008, from $178.9 million in 2007, and 8.6% to $178.9 million in 2007, from $164.7 million in 2006. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $15.9 million, or 16.2%, to $114.0 million in 2008, from $98.1 million in 2007. Approximately $12.2 million of the 2008 increase was attributable to the acquired First Western entities. The remaining increase was primarily due to higher group health insurance costs and wage increases. These increases were partially offset by decreases in incentive bonus and profit sharing accruals to reflect 2008 performance results.
     Salaries, wages and employee benefits expense increased 10.4% to $98.1 million in 2007, from $88.9 million in 2006, primarily due to the combined effects of wage increases, higher staffing levels, higher incentive compensation accruals and increased group medical insurance costs.
     Furniture and equipment expense increased $2.7 million, or 16.3%, to $18.9 million in 2008, from $16.2 million in 2007. Approximately $1.2 million of the increase was attributable to the acquired First Western entities. The remaining increase was primarily due to higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business. Furniture and equipment expense decreased slightly to $16.2 million in 2007, as compared to $16.3 million in 2006.
     Occupancy expense increased $1.6 million, or 11.0%, to $16.3 million in 2008, from $14.7 million in 2007, due to the acquired First Western entities. Occupancy expense increased 10.8% to $14.7 million in 2007, from $13.3 million in 2006, primarily due to increases in rental expense and higher depreciation expense resulting from adjustment of the useful lives of two buildings and related leasehold improvements.

     Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. We recorded impairment charges of $10.9 million in 2008 and $1.7 million in each of 2007 and 2006.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $1.5 million, or 33.3%, to $5.9 million in 2008, from $4.4 million in 2007, and $417 thousand, or 10.4%, to $4.4 million in 2007, from $4.0 million in 2006.
     FDIC insurance premiums increased $2.5 million, or 555.9%, to $2.9 million in 2008, from $444 thousand in 2007. During the first half of 2008, we fully utilized a one-time credit provided by the FDIC to offset the cost of FDIC insurance premiums for “well-managed” banks. In addition, we elected to participate in the deposit insurance coverage guarantee program during fourth quarter 2008. The fee assessment for deposit insurance coverage on deposits insured under this program is 10 basis points per annum. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points and on February 27, 2009 the FDIC issued a final rule setting base assessment rates for Risk Category I institutions at 12 to16 basis points, beginning April 1, 2009. While we cannot provide any assurance as to the actual amount of any increase in our FDIC insurance premiums, as such changes are dependent upon a variety of factors, some of which are beyond our control, we expect our base premiums will increase to approximately $7.0 million in 2009.
     In addition, on February 27, 2009, the FDIC adopted an interim rule proposing a 20 basis point special assessment for all FDIC insured financial institutions. This proposed assessment, which would be collected on September 30, 2009, is based on deposits as of June 30, 2009. Based on our current level and mix of deposit accounts, we estimate that a 20 basis point special assessment in 2009, should it occur, would increase our deposit insurance premiums by approximately $10.4 million. A final rule related to the special assessment is expected in the near term.
     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. We recorded core deposit intangibles of $14.9 million in conjunction with the acquisition of the First Western entities. These intangibles are being amortized using an accelerated method over their weighted average expected useful lives of 9.2 years. Core deposit intangible amortization expense was $2.5 million in 2008, as compared to $174 thousand in 2007 and $772 thousand in 2006. Core deposit intangible amortization expense is expected to decrease 14.9% to $2.1 million in 2009. For additional information regarding core deposit intangibles, see “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies,” included in Part IV, Item 15.
     Other expenses primarily include professional fees, outsource technology service costs, advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; board of director fees; and, other losses. Other expenses increased $7.8 million, or 18.1%, to $50.8 million in 2008, from $43.0 million in 2007. Exclusive of other expenses of the acquired First Western entities, which included a $1.3 million “other than temporary” impairment charge on one investment security, other expenses decreased $1.1 million, or 2.3%, in 2008, as compared to 2007. During fourth quarter 2007, we recorded loss contingency accruals of $1.5 million related to an indemnification agreement with Visa USA and two potential operational losses incurred in the ordinary course of business. During first quarter 2008, we reversed $625 thousand of the loss contingency accrual related to our indemnification agreement with Visa USA. In addition, during 2008 we recorded expenses of $450 thousand related to employee recruitment and relocation and $708 thousand related to nonrecurring fraud losses.
     Other expenses increased 9.5% to $43.0 million in 2007, from $39.3 million in 2006, primarily due to fourth quarter 2007 loss contingency accruals of $1.5 million related to an indemnification agreement with Visa USA and two potential operational losses incurred in the ordinary course of business and increases in consulting fees related to the evaluation of a company-wide data warehousing system.
Income Tax Expense
     Our effective federal tax rate was 30.3% for the year ended December 31, 2008; 31.0% for the year ended December 31, 2007; and 31.6% for the year ended December 31, 2006. Fluctuations in federal income tax rates are primarily due to fluctuations in tax exempt interest income as a percentage of total income. State income tax applies primarily to pretax earnings generated within Montana, South Dakota, Colorado, Idaho and Oregon. Our effective state tax rate was 4.4% for the year ended December 31, 2008; 3.9% for the year ended December 31, 2007; and 3.8% for the year ended December 31, 2006.

Operating Segment Results
     The following table summarizes net income (loss) for each of our operating segments for the years indicated.
Operating Segment Results
(Dollars in thousands)

	Net Income (Loss)
Year ended December 31,	2008	2007	2006

Community Banking	$63,364	$71,244	$66,691
Technology Services	2,911	3,706	3,761
Other	70,312	68,400	75,642
Intersegment eliminations	(65,939)	(74,709)	(70,485)

Consolidated	$70,648	$68,641	$75,609

     Our principal operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. The community banking segment represented over 87% of our combined revenues and income during 2008, 2007 and 2006, and over 97% of our consolidated assets as of December 31, 2008 and 2007. Components of the changes in community banking net income in 2008 as compared to 2007, and in 2007 as compared to 2006, are discussed above.
     The technology services operating segment encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing; ATM and debit card processing; item proof, capture and imaging; wide area network services; and, system support. On December 31, 2008, we sold all of the outstanding stock of i_Tech to Fiserv. For additional information regarding the sale of i_Tech, see “Notes to Consolidated Financial Statements - Disposals” included in Part IV, Item 15.
     Technology services net income decreased $795 thousand, or 21.5%, to $2.9 million in 2008, from $3.7 million in 2007. This decrease was primarily due to a $2.0 million nonrecurring contract termination fee recorded in 2007. In addition, item processing income decreased $718 thousand in 2008, as compared to 2007, primarily due to the introduction of imaging technology that permits items to be captured electronically rather than through physical processing and transporting of the items. These decreases were partially offset by a one-time gain of $894 thousand from the mandatory redemption of our class B shares of Visa, Inc. recorded during first quarter 2008 and increases in core data processing revenues due to higher transaction volumes.
     Technology services net income decreased 1.5% to $3.7 million in 2007, from $3.8 million in 2006. Increases in net income resulting from a $2.0 million contract termination fee and higher revenues from increases in the number of customers using core data processing services and the volume of core data and debit card transactions processed in 2007 were offset by increases in salary and benefits expenses due to higher staffing levels and increases in equipment maintenance and repair expense.
     The Other category includes the net funding cost and other expenses of the parent holding company and the operational results of consolidated nonbank subsidiaries (except i_Tech). Other net income increased 2.8% to $70.3 million in 2008, as compared to $68.4 million in 2007. Improvements in net income were primarily the result of increases of $1.7 million in intercompany management fees; and, nonrecurring gains, including a $1.1 million gain resulting from the release of funds escrowed in conjunction with the December 2006 sale of our equity interest in iPay, an unconsolidated joint venture also recorded during first quarter 2008, and a $27.1 million gain on the sale of i_Tech recorded during fourth quarter 2008. These contributions to net income were partially offset by increases in interest expense of $7.5 million due to additional indebtedness incurred in conjunction with the First Western acquisition and decreases in earnings of subsidiaries.
     During fourth quarter 2006, the parent holding company recorded a one-time after tax gain of $12.3 million on the sale of its equity interest in an unconsolidated joint venture. Exclusive of this one-time gain, Other net income increased 8.1% to $68.4 million in 2007, from $63.3 million in 2006. The increase in net income in 2007, as compared to 2006, was principally due to investment of proceeds received from the sale of the unconsolidated joint venture in 2006.
     For additional information regarding the our operating segments, see “Business — Operating Segments” included in Part I, Item 1, and “Notes to Consolidated Financial Statements — Segment Reporting” included in Part IV, Item 15.

Summary of Quarterly Results
     The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2008 and 2007.
Quarterly Results
(Dollars in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2008:
Interest income	$91,109	$88,068	$89,928	$86,814	$355,919
Interest expense	34,306	29,697	29,234	27,305	120,542
Net interest income	56,803	58,371	60,694	59,509	235,377
Provision for loan losses	2,363	5,321	5,636	20,036	33,356
Net interest income after provision for loan losses	54,440	53,050	55,058	39,473	202,021
Non-interest income	26,369	25,225	24,310	52,478	128,382
Non-interest expense	53,155	49,662	55,111	64,398	222,326

Income before income taxes	27,654	28,613	24,257	27,553	108,077
Income tax expense	9,578	9,988	8,362	9,501	37,429

Net income	$18,076	$18,625	$15,895	$18,052	$70,648
Preferred stock dividends	768	853	863	863	3,347

Net income available to common shareholders	$17,308	$17,772	$15,032	$17,189	$67,301

Basic earnings per common share	$2.19	$2.27	$1.93	$2.17	$8.55
Diluted earnings per common share	2.14	2.22	1.89	2.13	8.38
Dividends per common share	0.65	0.65	0.65	0.65	2.60

Year Ended December 31, 2007:
Interest income	$78,636	$80,834	$83,314	$82,773	$325,557
Interest expense	30,492	31,656	32,471	31,335	125,954
Net interest income	48,144	49,178	50,843	51,438	199,603
Provision for loan losses	1,875	1,875	1,875	2,125	7,750
Net interest income after provision for loan losses	46,269	47,303	48,968	49,313	191,853
Non-interest income	21,697	22,306	25,390	23,055	92,448
Non-interest expense	42,770	42,586	44,581	48,930	178,867

Income before income taxes	25,196	27,023	29,777	23,438	105,434
Income tax expense	8,700	9,398	10,528	8,167	36,793

Net income	$16,496	$17,625	$19,249	$15,271	$68,641

Basic earnings per common share	$2.01	$2.16	$2.37	$1.91	$8.45
Diluted earnings per common share	1.97	2.11	2.32	1.86	8.25
Dividends per common share	1.02	0.65	0.65	0.65	2.97

Financial Condition
     Total assets increased $1,412 million, or 27.1%, to $6,628 million as of December 31, 2008, from $5,217 million as of December 31, 2007, primarily due to the First Western acquisition in January 2008. As of the date of acquisition, the acquired entities had combined total assets of $913 million, combined total loans of $727 million, combined premises and equipment of $27 million and combined total deposits of $814 million. In connection with the acquisition, we recorded goodwill of $146 million and core deposit intangibles of $15 million. For additional information regarding the First Western acquisition, see “Notes to Consolidated Financial Statements - Acquisitions” included in Part IV, Item 15.
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
     Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are typically sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than 10 years. Commercial, agricultural and industrial loans are generally secured by first liens on income-producing real estate and generally mature in less than five years. Approximately 53% of our commercial real estate loans as of December 31, 2008, were owner occupied, which typically involves less risk than loans on investment property.
     Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from consumer product dealers. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 61% of our consumer loans as of December 31, 2008, were indirect dealer loans.
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
     Total loans increased 34.1% to $4,773 million as of December 31, 2008, from $3,559 million as of December 31, 2007, and 7.5% to $3,559 million as of December 31, 2007, from $3,310 as of December 31, 2006. Approximately $723 million of the 2008 increase was attributable to the acquired First Western entities. Excluding loans of the acquired entities, total loans increased $491 million, or 13.8%, in 2008, with the most significant growth occurring in commercial, commercial real estate, construction and residential real estate loans.

     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in thousands)

	As of December 31,
	2008	Percent	2007	Percent	2006	Percent	2005	Percent	2004	Percent

Loans
Real estate:
Commercial	$1,483,967	31.1%	$1,018,831	28.6%	$937,695	28.3%	$926,190	30.5%	$855,711	31.2%
Construction	790,177	16.5	664,272	18.7	579,603	17.5	403,751	13.3	296,773	10.8
Residential	587,464	12.3	419,001	11.8	402,468	12.2	408,659	13.4	363,145	13.3
Agricultural	191,831	4.0	142,256	4.0	137,659	4.1	116,402	3.9	108,345	4.0
Other	47,076	1.0	26,080	0.7	25,360	0.8	19,067	0.6	21,255	0.7
Consumer	689,635	14.4	608,002	17.1	605,858	18.3	587,895	19.4	514,045	18.8
Commercial	833,894	17.5	593,669	16.7	542,325	16.4	494,848	16.3	500,611	18.3
Agricultural	145,876	3.1	81,890	2.3	76,644	2.3	74,561	2.5	74,303	2.7
Other loans	2,893	0.1	4,979	0.1	2,751	0.1	2,981	0.1	5,321	0.2

Total loans	4,772,813	100.0%	3,558,980	100.0%	3,310,363	100.0%	3,034,354	100.0%	2,739,509	100.0%
Less allowance for loan losses	87,316		52,355		47,452		42,450		42,141

Net loans	$4,685,497		$3,506,625		$3,262,911		$2,991,904		$2,697,368

Ratio of allowance to total loans	1.83%		1.47%		1.43%		1.40%		1.54%

     Commercial real estate loans increased 45.7% to $1,484 million as of December 31, 2008, from $1,019 million as of December 31, 2007 and 8.7% to $1,019 million as of December 31, 2007, from $938 million as of December 31, 2006. Excluding increases attributable to the acquired First Western entities, commercial real estate loans increased 15.3% as of December 31, 2008, as compared to December 31, 2007, primarily due to real estate development loans. Demand for improved lots declined in 2008 reducing the cash flow of real estate developers, which resulted in increases in outstanding loan balances. As of December 31, 2008, we had no interest reserves related to real estate development loans. The increase in commercial real estate loans in 2007 was primarily due to strong demand for housing and overall growth in our market areas.
     Construction loans increased 19.0% to $790 million as of December 31, 2008, from $664 million as of December 31, 2007 and 14.6% to $664 million as of December 31, 2007, from $580 million as of December 31, 2006. Excluding increases attributable to the acquired First Western entities, construction loans increased 2.9% as of December 31, 2008, as compared to December 31, 2007. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Growth in construction loans in 2008 and 2007 was primarily the result of demand for housing and overall growth in our market areas.
     Residential real estate loans increased 40.2% to $587 million as of December 31, 2008, from $419 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, residential real estate loans increased 25.4% as of December 31, 2008, as compared to December 31, 2007. Increase in residential real estate loans primarily occurred in equity loans and lines of credit. Equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 90%. As of December 31, 2008, equity loans and lines of credit totaled $381 million. We do not engage in sub-prime lending practices.
     Commercial loans increased 40.5% to $834 million as of December 31, 2008, from $594 million as of December 31, 2007 and 9.5% to $594 million as of December 31, 2007, from $542 million as of December 31, 2006. Excluding increases attributable to the acquired First Western entities, commercial loans increased 15.3% as of December 31, 2008, as compared to December 31, 2007. Management attributes 2008 growth to an overall increase in borrowing activity during most of 2008 due to retail business expansion in our market areas. This expansion began to decline in late 2008 as retail businesses in our market areas were impacted by the effects the recession. The increase in 2007, as compared to 2006 was primarily due to a favorable economy, growth in our existing market areas and an increase in overall borrowing activity.

     The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2008:
Maturities and Interest Rate Sensitivities
(Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$2,026,031	$937,027	$137,457	$3,100,515
Consumer	369,911	299,034	20,690	689,635
Commercial	659,026	166,080	8,788	833,894
Agricultural	132,402	13,367	107	145,876
Other loans	2,893	—	—	2,893

Total loans	$3,190,263	$1,415,508	$167,042	$4,772,813

Loans at fixed interest rates	$946,036	$1,401,612	$153,125	$2,500,773
Loans at variable interest rates	2,158,595	13,896	13,917	2,186,408
Nonaccrual loans	85,632	—	—	85,632

Total loans	$3,190,263	$1,415,508	$167,042	$4,772,813

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
     Investment securities decreased 5.0% to $1,072 million as of December 31, 2008, from $1,129 million as of December 31, 2007. Excluding investment securities of the acquired First Western entities, our investment securities decreased 11.5% as of December 31, 2008, compared to December 31, 2007. During 2008, proceeds from maturities, calls and principal paydowns of investment securities were used to fund loan growth. Investment securities increased less than 1.0% to $1,129 million as of December 31, 2007, from $1,125 million as of December 31, 2006. During first quarter 2007, we introduced a money market sweep deposit product that does not require the pledging of investment securities as collateral. The migration of customers from traditional repurchase agreements, which typically require the pledging of investment securities as collateral, to the new money market sweep deposit product allowed us to deploy available funds into earning assets other than short-term investment securities.
     As of December 31, 2008, our investments in corporate securities, non-agency mortgage-backed securities and Federal National Mortgage Association, or Fannie Mae, common stock totaled $5.4 million, or less than 1% of our total investment portfolio. We did not invest in Federal Home Loan Mortgage Corporation, or Freddie Mac, preferred stock. As of December 31, 2008, investment securities with amortized costs and fair values of $894 million and $907 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $909 million and $907 million, respectively, as of December 31, 2007. The weighted average yield on investment securities decreased 4 basis points to 4.92% in 2008, from 4.96% in 2007, and increased 28 basis points to 4.96% in 2007, from 4.68% in 2006. For additional information concerning securities sold under repurchase agreements, see “Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.

     The following table sets forth the book value, percentage of total investment securities and average yield on investment securities as of December 31, 2008:
Securities Maturities and Yield
(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield (1)

U.S. Government agency securities
Maturing within one year	$84,165	7.9%	3.73%
Maturing in one to five years	179,843	16.8	4.40
Mark-to-market adjustments on securities available-for-sale	6,371

Total	270,379	25.2	4.19

Mortgage-backed securities
Maturing within one year	226,270	21.1	4.93
Maturing in one to five years	271,519	25.3	4.81
Maturing in five to ten years	84,029	7.8	5.00
Maturing after ten years	64,638	6.0	5.19
Mark-to-market adjustments on securities available-for-sale	8,803

Total	655,259	61.1	4.92

Tax exempt securities
Maturing within one year	13,873	1.3	6.04
Maturing in one to five years	41,122	3.8	6.24
Maturing in five to ten years	37,085	3.5	6.19
Maturing after ten years	50,951	4.8	6.30
Mark-to-market adjustments on securities available-for-sale	99

Total	143,130	13.4	6.23

Other securities (2)

No stated maturity	618	0.1	—
Maturing within one year	2,891	0.3	5.27
Mark-to-market adjustments on securities available-for-sale	(5)

Total	3,504	0.3	4.34

Mutual funds with no stated maturity	4		1.15

Total	4		1.15

Total	$1,072,276	100.0%	4.92%

(1)	Average yields have been calculated on a FTE basis.

(2)	Investment in community development entities. Investment income is in the form of credits that reduce income tax expense.
     The maturities noted above reflect $97 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2008.
     There were no significant concentrations of investments at December 31, 2008 (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

     As of December 31, 2007, we had U.S. government agency securities with carrying values of $453 million and a weighted average yield of 4.54%; mortgage-backed securities with carrying values of $562 million and a weighted average yield of 4.87%; tax exempt securities with carrying values of $114 million and a weighted average yield of 6.44%; other securities with carrying values of $767 thousand and a weighted average yield of 0.00%; and, mutual funds with carrying values of $3 thousand and a weighted average yield of 3.62%.
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
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2008, we had investment securities with fair values of $73 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $796 thousand as of December 31, 2008, and were primarily attributable to changes in interest rates. We recorded impairment losses of $1.3 million in 2008, all of which was related to one corporate bond. Subsequent to the impairment loss, the carrying value of this bond was zero. No impairment losses were recorded during 2007 or 2006.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Mortgage Servicing Rights
     We recognize the rights to service mortgage loans for others whether acquired or originated internally. Net mortgage servicing rights decreased 49.3% to $11 million as of December 31, 2008, from $22 million as of December 31, 2007, primarily due to increases in impairment reserves. Impairment reserves increased $11 million, or 187.1%, to $17 million as of December 31, 2008, compared to $6 million as of December 31, 2007, primarily due to increases in the estimated level of expected prepayments. For additional information regarding mortgage servicing rights, see “Notes to Consolidated Financial Statements — Mortgage Servicing Rights” included in Part IV, Item 15.
Other Assets
     Other assets increased 30.2% to $56 million as of December 31, 2008, from $43 million as of December 31, 2007, primarily due to increases in other real estate owned and the acquisition of $7 million of Federal Reserve Bank stock in conjunction with obtaining Federal Reserve membership for the acquired First Western entities. Other assets decreased 7.2% to $43 million as of December 31, 2007, from $46 million as of December 31, 2006.
Deposits
     We emphasize developing total client relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	As of December 31,
	2008	Percent	2007	Percent	2006	Percent	2005	Percent	2004	Percent

Deposits
Non-interest bearing demand	$985,155	19.0%	$836,753	20.9%	$888,694	24.0%	$864,128	24.4%	$756,687	22.8%
Interest bearing:
Demand	1,059,818	20.5	1,019,208	25.5	964,312	26.0	792,263	22.3	623,082	18.8
Savings	1,198,783	23.2	992,571	24.8	798,497	21.5	879,586	24.8	921,176	27.7
Time, $100 and over	821,437	15.9	464,560	11.6	408,813	11.0	352,324	9.9	364,744	11.0
Time, other	1,109,066	21.4	686,309	17.2	648,195	17.5	659,289	18.6	655,992	19.7

Total interest bearing	4,189,104	81.0	3,162,648	79.1	2,819,817	76.0	2,683,462	75.6	2,564,994	77.2

Total deposits	$5,174,259	100.0%	$3,999,401	100.0%	$3,708,511	100.0%	$3,547,590	100.0%	$3,321,681	100.0%

     Total deposits increased 29.4% to $5,174 million as of December 31, 2008, from $3,999 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, total deposits increased 9.1% as of December 31, 2008, as compared to December 31, 2007. All deposit categories demonstrated growth in 2008, as compared to 2007, and there was a shift in the mix of deposits, with interest bearing demand deposits decreasing to 20.5% of total deposits in 2008, as compared to 25.5% in 2007, and time deposits increasing to 37.3% of total deposits in 2008, as compared to 28.8% in 2007.
     Time deposits of $100 thousand or more increased 76.8% to $821 million as of December 31, 2008, from $465 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, time deposits of $100 thousand or more increased 42.2% as of December 31, 2008, as compared to December 31, 2007. During third quarter 2008, we issued an aggregate of $100 million of certificates of deposit in brokered transactions. These certificates, which are included in time deposits of $100 thousand or more, generally mature within four months and were issued to customers outside of our market areas. As of December 31, 2008, $24 million of these deposits were outstanding. The remaining increase in time deposits of $100 thousand or more was primarily due to internal growth, the result of management’s focus to increase deposits combined with increases in deposit insurance coverage to $250 thousand per account.
     Other time deposits increased 61.6% to $1,109 million as of December 31, 2008, from $686 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, other time deposits increased 24.1% as of December 31, 2008, as compared to December 31, 2007, primarily due increases in CDARS deposits. Under the CDARS program, large certificates of deposit are exchanged through a network of banks in smaller increments to ensure they are eligible for full FDIC insurance coverage. As of December 31, 2008, we had CDARS deposits of $141 million compared to $15 million as of December 31, 2007.
     Total deposits increased 7.8% to $3,999 million as of December 31, 2007, from $3,709 million as of December 31, 2006. All deposit categories demonstrated growth with the exception of non-interest bearing demand deposits, which decreased 5.8% in 2007, as compared to 2006. In addition, there was a shift in the mix of deposits, with non-interest bearing demand deposits decreasing to 20.9% of total deposits in 2007, as compared to 24.0% in 2006, and savings deposits increasing to 24.8% of total deposits in 2007, as compared to 21.5% in 2006. Approximately half of the increase in total deposits and the shift from non-interest bearing demand deposits to savings deposits was due to the first quarter 2007 introduction of a new money market cash sweep deposit product as an alternative to traditional repurchase agreements. The money market cash sweep product allows commercial customers’ to invest on a daily basis excess non-interest bearing and interest bearing demand deposit funds into a higher-yielding money market savings account held by First Interstate Bank. The remaining increase in total deposits in 2007, as compared to 2006, was due to organic growth.
     For additional information concerning customer deposits, including the use of repurchase agreements, see Part I, Item 1, “Business — Deposit Products” and “Notes to Consolidated Financial Statements — Deposits” included in Part IV, Item 15.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
(Dollars in thousands)

As of and for the year ended December 31,	2008	2007	2006

Federal funds purchased:
Balance at period end	$30,625	$—	$—
Average balance	64,994	5,172	31,579
Maximum amount outstanding at any month-end	121,390	29,470	87,810
Average interest rate:
During the year	2.14%	5.17%	5.22%
At period end	0.22	—	—

Securities sold under repurchase agreements:
Balance at period end	$525,501	$604,762	$731,548
Average balance	537,267	558,469	638,686
Maximum amount outstanding at any month-end	576,845	679,247	731,548
Average interest rate:
During the year	1.43%	3.80%	3.96%
At period end	0.34	3.09	4.15

Other Borrowed Funds
     Other borrowed funds increased $70 million to $79 million as of December 31, 2008, from $9 million as of December 31, 2007, primarily due to short-term borrowings from the FHLB. On September 11, 2008, we borrowed $25 million on a note bearing interest of 2.96% that matured and was repaid on March 11, 2009 and on September 22, 2008, we borrowed $50 million on a note maturing September 22, 2009 bearing interest of 3.57%. Proceeds from these borrowings were used to fund growth in earning assets.
     Other borrowed funds increased 53.3% to $9 million as of December 31, 2007, from $6 million as of December 31, 2006, primarily due to fluctuations in the timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
     For additional information on other borrowed funds as of December 31, 2007 and 2006, see “Notes to Consolidated Financial Statements — Long-Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
Long-Term Debt
     Long term debt increased $79 million to $84 million as of December 31, 2008, from $5 million as of December 31, 2007, due to indebtedness incurred to finance the First Western acquisition. In conjunction with the First Western acquisition, on January 10, 2008 we entered into a credit agreement with four syndicated banks. The credit agreement is secured by all of the outstanding stock of First Interstate Bank. Under the terms of the credit agreement, we borrowed $50 million on variable rate term notes maturing January 10, 2013. The term notes are payable in equal quarterly principal installments of $1.8 million beginning March 31, 2008, with one final installment of $14.3 million due at maturity. Interest on the term notes is payable quarterly. As of December 31, 2008, $43 million was outstanding on the term notes bearing interest at a weighted average interest rate of 2.51%. Included under the terms of the credit agreement is a $15 million revolving credit facility that matures January 10, 2011. As of December 31, 2008, no amounts were outstanding on the revolving credit facility. Also in conjunction with the First Western acquisition, on January 10, 2008 we entered into a subordinated credit agreement and borrowed $20 million on a 6.81% unsecured subordinated term loan maturing January 9, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity.
     Unrelated to the First Western acquisition, in February 2008 we borrowed $15 million on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The interest rate on the subordinated term loan was 4.20% as of December 31, 2008.

     As of December 31, 2007, our long-term debt was comprised principally of a fixed rate note with the FHLB, an unsecured revolving term loan and a capital lease obligation. Long-term debt decreased 76.2% to $5 million as of December 31, 2007, from $22 million as of December 31, 2006, due to scheduled debt repayments.
     Our long-term debt agreements, including the syndicated credit agreement and unsecured subordinated credit agreements, contain various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock, and the amount of dividends payable to shareholders. As of June 30, 2008, we were in violation of two financial performance covenants related to non-performing assets included in the syndicated credit agreement. On October 3, 2008, the syndicated credit agreement was amended to revise certain debt covenants related to non-performing assets and waive all debt covenant defaults resulting from breaches existing as of June 30, 2008. As of December 31, 2008, we were in compliance with all existing and amended debt covenants. Trends and effects associated with the recession and market turmoil may cause us to be in non-compliance with certain financial covenants in the near-term.
     For additional information regarding long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds,” included in Part IV, Item 15.
Subordinated Debentures Held by Subsidiary Trusts
     Subordinated debentures held by subsidiary trusts increased $21 million to $124 million as of December 31, 2008, from $103 million as of December 31, 2007, and 150.0% to $103 million as of December 31, 2007, from $41 million as of December 31, 2006. During fourth quarter 2007, we completed a series of four financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of 30-year junior subordinated deferrable interest debentures, or Subordinated Debentures, in the aggregate amount of $62 million to wholly-owned business trusts. During January 2008, we completed two additional financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of Subordinated Debentures in the aggregate amount of $21 million to wholly-owned business trusts. All of the Subordinated Debentures are unsecured with interest payable quarterly at various interest rates and may be redeemed, subject to approval of the Federal Reserve Bank, at our option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Proceeds from these issuances, together with the financing obtained under the syndicated credit agreement and unsecured subordinated term loan agreement described above, were used to fund the First Western acquisition. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15. For additional information regarding the First Western acquisition see “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses increased 70.3% to $51 million as of December 31, 2008, from $30 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, accounts payable and accrued expenses increased 51.2% as of December 31, 2008, compared to December 31, 2007, primarily due to the timing of corporate income tax payments and the deferral of a portion of the gain recognized on the sale of i_Tech. Accounts payable and accrued expenses decreased 17.0% to $30 million as of December 31, 2007, from $36 million as of December 31, 2006, primarily due to timing of corporate income tax payments.
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
     We generally place loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $4.6 million and $1.7 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2008 and 2007, respectively.

     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

As of December 31,	2008	2007	2006	2005	2004

Non-performing loans:
Nonaccrual loans	$85,632	$31,552	$14,764	$17,142	$17,585
Accruing loans past due 90 days or more	3,828	2,171	1,769	1,001	905
Restructured loans	1,462	1,027	1,060	1,089	1,384

Total non-performing loans	90,922	34,750	17,593	19,232	19,874
OREO	6,025	928	529	1,091	1,828

Total non-performing assets	$96,947	$35,678	$18,122	$20,323	$21,702

Non-performing assets to total loans and OREO	2.03%	1.00%	0.55%	0.67%	0.79%

     Non-performing assets increased $61 million, or 171.7%, to $97 million as of December 31, 2008, from $36 million as of December 31, 2007. This increase in non-performing assets was primarily related to land development loans and was reflective of deterioration of economic conditions in certain of our market areas during 2008, as well as overall growth in our loan portfolio. Non-performing assets increased $18 million, or 96.9% to $36 million as of December 31, 2007, from $18 million as of December 31, 2006, primarily due to the loans of four commercial real estate borrowers placed on nonaccrual during third and fourth quarter 2007.
     Nonaccrual loans of $86 million as of December 31, 2008 included residential real estate development loans of $39 million, other commercial real estate loans of $33 million, commercial loans of $8 million, agricultural loans of $3 million and consumer loans of $3 million. Nonaccrual loans increased $54 million, or 171.4%, to $86 million as of December 31, 2008, from $32 million as of December 31, 2007. Approximately 50.0% of this increase was related to the loans of six borrowers adversely affected by weakening demand for residential real estate lots.
     OREO increased $5 million to $6 million as of December 31, 2008, as compared to $928 thousand as of December 31, 2007. This increase was due to foreclosure on the collateral underlying the land development loans of two commercial borrowers during the second and fourth quarters of 2008. During first quarter 2009, we expect to transfer approximately $6 million of non-performing land development loans to OREO.
     Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. These loans are not included in the non-performing assets table above. There can be no assurance that we have identified and internally risk classified all of our potential non-performing loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may continue or worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there may be other loans that will become 90 days or more past due, be placed on nonaccrual, be renegotiated or become OREO in the future. Given the current economic environment, we expect higher levels of problem loans in 2009.
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
     The following table sets forth information concerning our allowance for loan losses as of the dates and for the years indicated.
Allowance for Loan Losses
(Dollars in thousands)

As of and for the year ended December 31,	2008	2007	2006	2005	2004

Balance at the beginning of period	$52,355	$47,452	$42,450	$42,141	$38,940
Allowance of acquired banking offices	14,463	—	—	—	—
Charge-offs:
Real estate	4,997	671	86	382	475
Consumer	5,527	3,778	4,030	4,133	5,304
Commercial	3,523	643	1,014	2,803	1,583
Agricultural	648	116	80	133	438

Total charge-offs	14,695	5,208	5,210	7,451	7,800

Recoveries:
Real estate	156	87	63	13	182
Consumer	1,404	1,390	1,568	1,297	1,424
Commercial	211	854	699	596	511
Agricultural	66	30	121	7	151

Total recoveries	1,837	2,361	2,451	1,913	2,268

Net charge-offs	12,858	2,847	2,759	5,538	5,532
Provision for loan losses	33,356	7,750	7,761	5,847	8,733

Balance at end of period	$87,316	$52,355	$47,452	$42,450	$42,141

Period end loans	$4,772,813	$3,558,980	$3,310,363	$3,034,354	$2,739,509
Average loans	4,527,987	3,449,809	3,208,102	2,874,723	2,629,474
Net charge-offs to average loans	0.28%	0.08%	0.09%	0.19%	0.21%
Allowance to period-end loans	1.83%	1.47%	1.43%	1.40%	1.54%

     The allowance for loan losses was $87 million, or 1.83% of period-end loans, at December 31, 2008, compared to $52 million, or 1.47% of period-end loans, at December 31 2007, and $47 million, or 1.43% of period-end loans, at December 31, 2006.
     Net charge-offs in 2008 increased $10 million to $13 million, or 0.28% of average loans in 2008, from $3 million, or 0.08% of average loans in 2007, and remained flat in 2007 as compared to 2006. The increase in net charge-offs in 2008, as compared to 2007, was primarily due to the loans of one commercial real estate borrower and two commercial borrowers and was reflective of the increase in internally classified loans related to the deterioration of economic conditions in 2008, as well as overall loan growth.
     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2008, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy continues to decline or asset quality continues to deteriorate, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$69,280	64.9%	$39,420	63.8%	$33,532	62.9%	$22,622	61.7%	$19,469	60.0%
Consumer	5,092	14.4	4,838	17.1	5,794	18.3	7,544	19.4	7,492	18.8
Commercial	11,021	17.5	7,170	16.7	6,746	16.4	7,607	16.3	8,952	18.3
Agricultural	1,923	3.1	779	2.3	908	2.3	1,147	2.5	2,200	2.7
Other loans	—	0.1	—	0.1	14	0.1	15	0.1	27	0.2
Unallocated (1)	—	N/A	148	N/A	458	N/A	3,515	N/A	4,001	N/A

Totals	$87,316	100.0%	$52,355	100.0%	$47,452	100.0%	$42,450	100.0%	$42,141	100.0%

(1)	During 2006, we refined the methodology for determining the allocated components of the allowance for loan losses. This refinement included improved evaluation of qualitative risk factors internal and external to us and use of a migration analysis of historical loan losses. This refinement resulted in a reallocation among specific loan categories and the allocation of previously unallocated allowance amounts to specific loan categories. As a result, allocation of the allowance for loan losses in periods prior to 2006 is not directly comparable to the 2006, 2007 and 2008 presentation.
     During 2008, the allocated reserve for loan losses on real estate loans increased 75.7% to $69 million as of December 31, 2008, from $39 million as of December 31, 2007, and 17.6% to $39 million as of December 31, 2007, from $34 million as of December 31, 2006. Increases in reserve for loan losses allocated to real estate loans were primarily the result of weakening demand for residential lots, particularly in four of the communities we serve, a general slow down in housing across our market areas, the effect of increases in net charge-offs on our historical loss factors and the application of historical loss factors to higher levels of internally risk classified real estate loans, including land development loans and loans secured by commercial real estate.
     The allocated reserve for loan losses on commercial loans increased 53.7% to $11 million as of December 31, 2008, from $7 million as of December 31, 2007, primarily due to the application of historical loss factors to higher levels of internally risk classified commercial loans, the effect of increases in net charge-offs on our historical loss factors and the growing concerns over the impact of the current recession on our commercial loan portfolio. Increases in the allocated reserve for loan losses on commercial loans in 2007, as compared to 2006, were not significant.

Contractual Obligations
     Contractual obligations as of December 31, 2008 are summarized in the following table.
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$3,243,756	$—	$—	$—	$3,243,756
Time deposits	1,548,851	304,450	77,175	27	1,930,503
Securities sold under repurchase agreements	525,501	—	—	—	525,501
Other borrowed funds(1)	79,216	—	—	—	79,216
Long-term debt obligations (2)	8,978	16,382	21,645	35,265	82,270
Capital lease obligations	32	71	84	1,691	1,878
Operating lease obligations	3,094	6,002	4,599	9,612	23,307
Purchase obligations (3)	40,602	—	—	—	40,602
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715

Total contractual obligations	$5,450,030	$326,905	$103,503	$170,310	$6,050,748

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government and borrowings with original maturities of less than one year. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Long-term debt consists of various notes payable to FHLB at various rates with maturities through October 31, 2017; variable rate term notes maturing on January 10, 2103; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(3)	Purchase obligations relate to obligations under construction contracts to build or renovate banking offices and obligations to purchase investment securities.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures held by Subsidiary Trusts” included in Part IV, Item 15.
     We also have obligations under a postretirement healthcare benefit plan. These obligations represent actuarially determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.
     In addition, on December 31, 2008 we entered into a contractual obligation pursuant to a technology services agreement maturing December 31, 2015. Amounts payable under the service agreement are primarily based on the number of transactions or accounts processed. We estimate payments made under the service agreement in 2009 will be approximately $13 million.
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
Capital Resources and Liquidity Management
Capital Resources
     Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased 21.3% to $539 million as of December 31, 2008, from $444 million as of December 31, 2007, and 8.3% to $444 million as of December 31, 2007, from $410 million as of December 31, 2006, primarily due to retention of earnings and the issuance of capital stock. In January 2008, we issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock, with an aggregate value of $50 million in partial consideration for the First Western acquisition. For more information regarding the Series A Preferred Stock, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of Our Capital Stock,” included in Part II, Item 5. In addition, during third quarter 2008 we raised additional capital of $11.8 million through the sale of 153,662 shares of our common stock, including 58,799 shares sold in a private placement to members or affiliates of the Scott family and 94,863 shares sold to our employees and directors pursuant to our employee benefit plans. The remaining increase in stockholder’s equity was primarily due to the retention of earnings, net of stock redemptions and dividends.
     Pursuant to FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2008 and 2007, the Banks each had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements — Regulatory Capital” contained in Part IV, Item 15.
     In recent years, we have experienced significant growth in earning assets through a combination of organic loan and deposit growth in our existing market areas and expansion into new market areas through acquisition. To support this growth and preserve our “well-capitalized” status with the federal banking agencies, our board of directors, with the assistance of management, is evaluating alternative sources of additional capital including, among other things, possible participation in TARP Capital Purchase Program and/or other government sponsored plans.
     Approximately 91% of our common shares are subject to shareholder agreements that give us a right of first refusal to repurchase the restricted stock. We purchased 275,683 shares of common stock from restricted shareholders with an aggregate value of $23 million in 2008, as compared to 257,827 shares of common stock with an aggregate value of $23 million in 2007 and 107,074 shares with an aggregate value of $8 million in 2006. Our ability to repurchase common shares is limited by our liquidity, capital resources and debt covenants. In 2009, we announced we will receive requests for stock redemptions only during a two-week window period each calendar quarter commencing two days following the quarterly announcement of the appraised value of a minority interest in our stock by our independent valuation firm and that the number of shares repurchased during any window period may be limited at the discretion of our board of directors.
Liquidity
     Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the drawing of additional funds on our revolving credit facility, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. We do not engage in derivatives or hedging activities to support our liquidity position. For additional information regarding our available lines of credit, see “Notes to Consolidated Financial Statements — Long-Term Debt” included in Part IV, Item 15.

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

     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2008. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps
(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months to	Year to	After
	or Less	One Year	Five Years	Five Years	Total

Interest earning assets:
Loans (1)	$1,981,576	$752,748	$1,781,700	$171,157	$4,687,181
Investment securities (2)	168,675	272,251	401,751	229,599	1,072,276
Interest bearing deposits in banks	1,458	—	—	—	1,458
Federal funds sold	107,502	—	—	—	107,502

Total interest earning assets	$2,259,211	$1,024,999	$2,183,451	$400,756	$5,868,417

Interest bearing liabilities:
Interest bearing demand accounts (3)	$79,486	$238,459	$741,873	$—	$1,059,818
Savings deposits (3)	975,839	54,230	168,714	—	1,198,783
Time deposits, $100 or more (4)	276,821	414,464	130,152	—	821,437
Other time deposits	308,980	548,254	251,805	27	1,109,066
Securities sold under repurchase agreements	525,501	—	—	—	525,501
Other borrowed funds	29,216	50,000	—	—	79,216
Long-term debt	58,224	1,500	2,468	21,956	84,148
Subordinated debentures held by subsidiary trusts	77,322	—	46,393	—	123,715

Total interest bearing liabilities	$2,331,389	$1,306,907	$1,341,405	$21,983	$5,001,684

Rate gap	$(72,178)	$(281,908)	$842,046	$378,773	$866,733
Cumulative rate gap	(72,178)	(354,086)	487,960	866,733
Cumulative rate gap as a percentage of total interest earning assets	-1.23%	-6.03%	8.32%	14.77%	14.77%

(1)	Does not include nonaccrual loans of $85,632.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,275 million, a negative cumulative one year gap of $1,265 million and a positive cumulative one to five year gap of $488 million.

(4)	Included in the three month to one year category are deposits of $171 million maturing in three to six months.
Net Interest Income Sensitivity
     The view presented in the preceding interest rate sensitivity gap table illustrates a static view of the effect on our net interest margin of changing interest rate scenarios. We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest margin sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios where market rates gradually change up or down at nonparallel rates resulting in a change in the slope of the yield curve. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on our net interest margin may be materially different than estimated.

     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2008, our income simulation model predicted net interest income would decrease $1.9 million, or less than 1%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates. This scenario predicts that our funding sources will reprice faster than our interest earning assets.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2008. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
     The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. In addition, if the actual prime rate falls below a 300 basis point spread to targeted federal funds rates, we could experience a continued decrease in net interest income as a result of falling yields on earning assets tied to prime rate.
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

     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at December 31, 2008. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management — Interest Rate Risk.”
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	December 31, 2008 Expected Maturity, Principal Repayment or Repricing
	2009	2010	2011	2012	2013	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$314,030	$—	$—	$—	$—	$—	$314,030
Net loans	3,257,666	550,969	383,355	214,314	217,686	72,297	4,696,287
Securities available for sale	333,576	149,890	56,179	107,524	132,915	181,830	961,914
Securities held to maturity	10,832	7,722	6,803	5,954	2,630	75,868	109,809
Accrued interest receivable	38,694	—	—	—	—	—	38,694
Mortgage servicing rights	3,767	2,889	1,875	1,130	712	1,459	11,832

Total interest-sensitive assets	$3,958,565	$711,470	$448,212	$328,922	$353,943	$331,454	$6,132,566

Interest-sensitive liabilities:
Deposits, excluding time	$1,643,560	$342,899	$342,899	$914,398	$—	$—	$3,243,756
Time deposits	1,564,482	256,849	44,272	39,653	29,017	23	1,934,296
Federal funds purchased	30,625						30,625
Repurchase agreements	525,501	—	—	—	—	—	525,501
Accrued interest payable	20,531	—	—	—	—	—	20,531
Other borrowed funds	79,216	—	—	—	—	—	79,216
Long-term debt	9,240	9,213	7,515	7,309	14,629	40,349	88,255
Subordinated debentures held by subsidiary trusts	—	—	—	—	—	119,608	119,608

Total interest-sensitive liabilities	$3,873,155	$608,961	$394,686	$961,360	$43,646	$159,980	$6,041,788

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
Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of FIBS and subsidiaries are contained elsewhere herein [see Item 15(a)1]:

Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2008 and 2007
Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2008, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our system of internal control over financial reporting for the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such system of control.
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
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that were not reported.
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
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First Interstate BancSystem’s internal control over financial reporting as of December 31, 2008 included in Managements’ Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ MCGLADREY & PULLEN LLP
Des Moines, Iowa
March 23, 2009

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

December 31,	2008	2007

Assets
Cash and due from banks	$205,070	$181,743
Federal funds sold	107,502	60,635
Interest bearing deposits in banks	1,458	6,868

Total cash and cash equivalents	314,030	249,246

Investment securities:
Available-for-sale	961,914	1,014,280
Held-to-maturity (estimated fair values of $109,809 and $114,613 at December 31, 2008 and 2007, respectively)	110,362	114,377

Total investment securities	1,072,276	1,128,657

Loans	4,772,813	3,558,980
Less allowance for loan losses	87,316	52,355

Net loans	4,685,497	3,506,625

Premises and equipment, net	177,799	124,041
Accrued interest receivable	38,694	32,215
Company owned life insurance	69,515	67,076
Mortgage servicing rights, net of accumulated amortization and impairment reserve	11,002	21,715
Goodwill	183,673	37,380
Core deposit intangibles, net of accumulated amortization	12,682	257
Net deferred tax asset	7,401	6,741
Other assets	55,778	42,844

Total assets	$6,628,347	$5,216,797

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$985,155	$836,753
Interest bearing	4,189,104	3,162,648

Total deposits	5,174,259	3,999,401

Federal funds purchased	30,625	—
Securities sold under repurchase agreements	525,501	604,762
Accrued interest payable	20,531	21,104
Accounts payable and accrued expenses	51,290	30,117
Other borrowed funds	79,216	8,730
Long-term debt	84,148	5,145
Subordinated debentures held by subsidiary trusts	123,715	103,095

Total liabilities	6,089,285	4,772,354

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 as of December 31, 2008 and no shares issued and outstanding as of December 31, 2007	50,000	—
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,887,519 shares and 8,006,041 shares as of December 31, 2008 and 2007, respectively	117,613	29,773
Retained earnings	362,477	416,425
Accumulated other comprehensive income (loss), net	8,972	(1,755)

Total stockholders’ equity	539,062	444,443

Total liabilities and stockholders’ equity	$6,628,347	$5,216,797

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year Ended December 31,	2008	2007	2006

Interest income:
Interest and fees on loans	$305,152	$272,482	$245,435
Interest and dividends on investment securities:
Taxable	43,583	42,660	40,991
Exempt from federal taxes	5,913	4,686	4,441
Interest on deposits in banks	191	1,307	360
Interest on federal funds sold	1,080	4,422	2,196

Total interest income	355,919	325,557	293,423

Interest expense:
Interest on deposits	96,863	99,549	73,267
Interest on federal funds purchased	1,389	267	1,649
Interest on securities sold under repurchase agreements	7,694	21,212	25,278
Interest on other borrowed funds	1,741	161	709
Interest on long-term debt	4,578	467	1,576
Interest on subordinated debentures held by subsidiary trusts	8,277	4,298	3,481

Total interest expense	120,542	125,954	105,960

Net interest income	235,377	199,603	187,463
Provision for loan losses	33,356	7,750	7,761

Net interest income after provision for loan losses	202,021	191,853	179,702

Non-interest income:
Other service charges, commissions and fees	28,193	24,221	21,906
Service charges on deposit accounts	20,712	17,787	17,581
Technology services revenues	17,699	19,080	15,845
Wealth managment revenues	12,352	11,734	11,176
Income from the origination and sale of loans	12,290	11,245	9,611
Investment securities gains (losses), net	101	59	(722)
Gain on sale of equity method investee	—	—	19,801
Gain on sale of nonbank subsidiary	27,096	—	—
Other income	9,939	8,322	6,921

Total non-interest income	128,382	92,448	102,119

Non-interest expense:
Salaries, wages and employee benefits	114,024	98,134	88,889
Furniture and equipment	18,880	16,229	16,333
Occupancy, net	16,361	14,741	13,300
Mortgage servicing rights impairment expense	10,940	1,702	1,694
Mortgage servicing rights amortization	5,918	4,441	4,024
FDIC insurance premiums	2,912	444	435
Core deposit intangible amortization	2,503	174	772
Other expenses	50,788	43,002	39,266

Total non-interest expense	222,326	178,867	164,713

Income before income tax expense	108,077	105,434	117,108
Income tax expense	37,429	36,793	41,499

Net income	70,648	68,641	75,609
Preferred stock dividends	3,347	—	—

Net income available to common shareholders	$67,301	$68,641	$75,609

Basic earnings per common share	$8.55	$8.45	$9.32
Diluted earnings per common share	8.38	8.25	9.11

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share and per share data)

				Unearned	Accumulated
				Compensation	Other	Total
	Preferred	Common	Retained	Restricted	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2005	$—	$43,569	$314,843	$(330)	$(8,235)	$349,847
Comprehensive income:
Net income	—	—	75,609	—	—	75,609
Unrealized gains on available-for-sale investment securities, net of income tax expense of $421	—	—	—	—	648	648
Less reclassification adjustment for losses included in net income, net of income tax benefit of $290	—	—	—	—	446	446

Other comprehensive income						1,094

Total comprehensive income	—					76,703

Common stock transactions:
128,305 common shares retired		(9,593)	—	—	—	(9,593)
76,140 common shares issued	—	5,829	—	—	—	5,829
1,000 restricted shares issued		—	—	—	—	—
97,020 stock options exercised, net of 32,467 shares tendered in payment of option price and income tax withholding amounts		3,306	—	—	—	3,306
Tax benefit of stock options	—	1,368	—	—	—	1,368
Stock-based compensation expense		1,328	—	—	—	1,328
Reclassification of unearned compensation upon adoption of SFAS No. 123(revised)	—	(330)	—	330	—	—
Cash dividends declared:
Common ($2.27 per share)	—	—	(18,413)	—	—	(18,413)

Balance at December 31, 2006	—	45,477	372,039	—	(7,141)	410,375
Comprehensive income:
Net income	—	—	68,641	—	—	68,641
Unrealized gains on available-for-sale investment securities, net of income tax expense of $3,759	—	—	—	—	5,696	5,696
Less reclassification adjustment for gains included in net income, net of income tax expense of $23	—	—	—	—	(36)	(36)

Other comprehensive income	—					5,660

Total comprehensive income	—					74,301

Adjustment to initially apply SFAS No. 158, net of income tax benefit of $164	—	—	—	—	(274)	(274)
Common stock transactions:
294,760 common shares retired	—	(25,887)	—	—	—	(25,887)
17,248 common shares issued	—	1,497	—	—	—	1,497
138,765 stock options exercised, net of 21,309 shares tendered in payment of option price and income tax withholding amounts	—	5,074	—	—	—	5,074
Tax benefit of stock-based compensation	—	2,519	—	—	—	2,519
Stock-based compensation expense	—	1,093	—	—	—	1,093
Cash dividends declared:
Common ($2.97 per share)	—	—	(24,255)	—	—	(24,255)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Continued)
(In thousands, except share and per share data)

				Unearned	Accumulated
				Compensation	Other	Total
	Preferred	Common	Retained	Restricted	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2007	$—	$29,773	$416,425	$—	$(1,755)	$444,443

Cumulative effect of adoption of new accounting principle (see Note 26)	—	—	(633)	—	—	(633)
Comprehensive income:
Net income	—	—	70,648	—	—	70,648
Post-retirement liability adjustment, net of income tax benefit of $5	—	—	—	—	(8)	(8)
Unrealized gains on available-for-sale investment securities, net of income tax expense of $7,003	—	—	—	—	10,796	10,796
Less reclassification adjustment for gains included in net income, net of income tax expense of $40	—	—	—	—	(61)	(61)

Other comprehensive income				—		10,727

Total comprehensive income				—		81,375

Preferred stock transactions:
5,000 preferred shares issued	50,000	—	—	—	—	50,000
Preferred stock issuance costs		—	(38)	—		(38)

Common stock transactions:
333,393 common shares retired	—	(27,912)	—	—	—	(27,912)
154,288 common shares issued	—	11,884	—	—	—	11,884
60,583 stock options exercised, net of 32,510 shares tendered in payment of option price and income tax withholding amounts	—	1,779	—	—	—	1,779
Tax benefit of stock-based compensation	—	1,178	—	—	—	1,178

Stock-based compensation expense	—	911	—	—	—	911

Transfer from retained earnings to common stock	—	100,000	(100,000)	—	—	—

Cash dividends declared:
Common ($2.60 per share)	—	—	(20,578)		—	(20,578)
Preferred (6.75% per share)	—	—	(3,347)		—	(3,347)

Balance at December 31, 2008	$50,000	$117,613	$362,477	$—	$8,972	$539,062

See accompanying notes to consolidated financial statements.

First Interstate Bancsystem, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$70,648	$68,641	$75,609
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(633)	—	—
Equity in undistributed earnings of joint ventures	(92)	(243)	176
Provisions for loan losses	33,356	7,750	7,761
Depreciation	15,089	14,145	13,327
Amortization of core deposit intangibles	2,503	174	772
Amortization of mortgage servicing rights	5,918	4,441	4,024
Net premium amortization (discount accretion) on investment securities	728	(2,393)	(7,825)
Net loss (gain) on disposal of investment securities	(101)	(59)	722
Other than temporary impairment on investment securitites	1,286	—	—
Net loss (gain) on sale of other real estate owned	56	(133)	(12)
Gain on sale of mortgage servicing rights	—	(996)	—
Gain on sale of investment in unconsolidated equity method joint venture	—	—	(19,801)
Gain on sale of nonbank subsidiary	(27,096)
Loss on disposal of premises and equipment	111	286	19
Write-down of other real estate pending sale or disposal	34	164	72
Net increase in valuation reserve for mortgage servicing rights	10,940	1,702	1,694
Deferred income taxes	(7,552)	(2,180)	(5,723)
Increase in cash surrender value of company-owned life insurance	(2,439)	(2,371)	(2,158)
Stock-based compensation expense	911	1,093	1,328
Excess tax benefits from stock-based compensation	(1,140)	(2,508)	(1,344)
Changes in operating assets and liabilities:
Increase in loans held for sale	(20,996)	(720)	(6,293)
Decrease (increase) in accrued interest receivable	1,502	(1,302)	(4,811)
Decrease (increase) in other assets	(8,284)	4,758	(10,634)
Increase (decrease) in accrued interest payable	(3,207)	2,232	5,699
Increase (decrease) in accounts payable and accrued expenses	11,937	(3,185)	9,566

Net cash provided by operating activities	83,479	89,296	62,168

First Interstate Bancsystem, Inc. And Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Year Ended December 31,	2008	2007	2006

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	$(16,831)	$(17,995)	$(19,589)
Available-for-sale	(341,587)	(1,936,961)	(4,644,632)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	20,684	15,300	10,899
Available-for-sale	505,862	1,947,408	4,507,790
Proceeds from disposals of available-for-sale investment securities	8	—	49,774
Net decrease (increase) in cash equivalent mutual funds classified as available-for-sale investment securities	—	37	(31)
Purchases and originations of mortgage servicing rights	(6,145)	(6,821)	(6,246)
Proceeds from sale of mortgage servicing rights	—	2,603	—
Extensions of credit to customers, net of repayments	(492,297)	(254,240)	(275,801)
Recoveries of loans charged-off	1,837	2,361	2,451
Proceeds from sales of other real estate owned	623	705	850
Disposition of banking offices, net of cash and cash equivalents sold	—	—	(2,540)
Proceeds from sale of unconsolidated equity method joint venture	—	—	19,853
Proceeds from sale of nonbank subsidiary, net of cash payments	40,766	—	—
Capital expenditures, net of sales	(32,852)	(17,957)	(13,109)
Capital contributions to unconsolidated subsidiaries and joint ventures	(620)	(1,857)	—
Acquisition of banks and data services company, net of cash and cash equivalents received	(135,706)	—	—

Net cash used in investing activities	(456,258)	(267,417)	(370,331)

Cash flows from financing activities:
Net increase in deposits	362,931	290,890	163,991
Net increase (decrease) in federal funds purchased and repurchase agreements	(53,668)	(126,786)	211,330
Net increase (decrease) in other borrowed funds	69,857	3,036	(1,801)
Borrowings of long-term debt	113,500	—	4,100
Repayment of long-term debt	(38,107)	(16,456)	(37,153)
Net decrease (increase) in debt issuance costs	(497)	98	37
Proceeds from issuance of subordinated debentures held by subsidiary trusts	20,620	61,857	—
Preferred stock issuance costs	(38)	—	—
Proceeds from issuance of common stock	13,662	6,571	9,135
Excess tax benefits from stock-based compensation	1,140	2,508	1,344
Purchase and retirement of common stock	(27,912)	(25,887)	(9,593)
Dividends paid to common stockholders	(20,578)	(24,255)	(18,413)
Dividends paid to preferred stockholders	(3,347)	—	—

Net cash provided by financing activities	437,563	171,576	322,977

Net increase (decrease) in cash and cash equivalents	521,042	260,872	385,145

Cash and cash equivalents at beginning of year	249,246	255,791	240,977

Cash and cash equivalents at end of year	$770,288	$516,663	$626,122

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$35,376	$45,233	$42,984
Cash paid during the year for interest expense	121,115	123,722	100,273

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiaries, provides a full range of banking services to individuals, businesses, municipalities and other entities throughout Montana, Wyoming and South Dakota. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment and insurance services through its bank subsidiaries. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries: First Interstate Bank (“FIB”); First Western Bank (“Wall”); The First Western Bank Sturgis (“Sturgis”); First Western Data, Inc. (“Data”); FI Reinsurance Ltd.; i_Tech Corporation (“i_Tech”); First Interstate Insurance Agency, Inc.; Commerce Financial, Inc.; FIB, LLC; and, FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2007 and 2006 to conform to the 2008 presentation.

Sale of Nonbank Subsidiary. On December 31, 2008, the Company sold its technology services subsidiary, i_Tech, to Fiserv Solutions, Inc., a wholly-owned subsidiary of Fiserv Inc. Concurrent with the sale, the Company entered into a service agreement with Fiserv, Inc. to receive certain technology services previously provided by i_Tech. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the assets, liabilities, and results of operations and cash flows of i_Tech have not been presented as discontinued operations in the accompanying consolidated financial statements due to the continuation of cash flows between the Company and i_Tech under the terms of the service agreement.

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

Variable Interest Entities. The Company’s wholly-owned business trusts, First Interstate Statutory Trust (“FIST”), FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”) and FI Statutory Trust VI (“Trust VI”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of FIST, Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI are not included in the accompanying consolidated financial statements, and are instead accounted for using the equity method of accounting.

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
To reduce service charges for check clearing services, the Company maintained compensating balances with the Federal Reserve Bank of approximately $65,000 and $30,000 as of December 31, 2008 and 2007, respectively.
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
The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses are included in investment securities gains (losses). Declines in value judged to be other-than-temporary are included in other expenses. The cost of securities sold is based on the specific identification method.
The Company invests in securities on behalf of certain officers and directors of the Company who have elected to participate in the Company’s deferred compensation plans. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other non-interest income.
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
Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $47,076 and $26,080 as of December 31, 2008 and 2007, respectively.
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
Goodwill. The excess purchase price over the fair value of net assets from acquisitions (“goodwill”) is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2008 and 2007, all goodwill is attributable to the Company’s community banking operating segment. No impairment losses were recognized during 2008, 2007 or 2006.
Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $14,238 as of December 31, 2008 and $11,735 as of December 31, 2007. Amortization expense related to core deposit intangibles recorded as of December 31, 2008 is expected to total $2,131, $1,748, $1,446, $1,421 and $1,417 in 2009, 2010, 2011, 2012 and 2013, respectively.
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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Company Owned Life Insurance. Key executive life insurance policies are recorded at their cash surrender value. Group life insurance policies are subject to a stable value contract that offsets the impact of interest rate fluctuations on the market value of the policies. Group life insurance policies are recorded at the stabilized investment value. Increases in the cash surrender or stabilized investment value of insurance policies, as well as insurance proceeds received, are recorded as other non-interest income, and are not subject to income taxes.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized during 2008, 2007 or 2006.
Other Real Estate Owned. Real estate acquired in satisfaction of loans (“OREO”) is carried at the lower of the recorded investment in the property at the date of foreclosure or its current fair value less selling costs. OREO of $6,025 and $928 as of December 31, 2008 and 2007, respectively, is included in other assets.
Restricted Equity Securities. Restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) of $21,411 and $12,746 as of December 31, 2008 and 2007, respectively, are included in other assets at par value.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005.
Earnings Per Common Share. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period.

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
Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two operating segments, community banking and technology services. Community banking encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. Technology services encompasses services provided through i_Tech to affiliated and non-affiliated customers including core application data processing, ATM and debt card processing, item proof and capture, wide area network services and system support. On December 31, 2008, the Company sold i_Tech and moved certain operational functions previously provided by i_Tech to FIB.
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,447, $2,892, and $2,728 in 2008, 2007 and 2006, respectively.
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
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment.” SFAS No. 123 (revised) requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense of $911, $1,093 and $1,328 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 were $348, $418 and $508, respectively.
Fair Value Measurements. On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 22 — Fair Value Measurements.
In general, fair value measurements are based upon quoted market prices, where available. If quoted market prices are not available, fair value measurements are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and require some degree of judgment regarding interest rates, credit risk, prepayments and other factors. The use of different assumptions or estimation techniques may have a significant effect on the fair value amounts reported.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2008, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2008 and 2007 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total risk-based capital:
Consolidated	$554,418	10.5%	$422,952	8.0%	NA	NA
FIB	459,785	10.3	356,100	8.0	$445,125	10.0%
Wall	51,417	12.1	33,907	8.0	42,383	10.0
Sturgis	48,432	12.4	31,184	8.0	38,980	10.0

Tier 1 risk-based capital:
Consolidated	453,070	8.6	211,476	4.0	NA	NA
FIB	388,966	8.7	178,050	4.0	$267,075	6.0
Wall	46,062	10.9	16,953	4.0	25,460	6.0
Sturgis	43,529	11.2	15,592	4.0	23,388	6.0

Leverage capital ratio:
Consolidated	453,070	7.1	254,085	4.0	NA	NA
FIB	388,966	7.2	217,247	4.0	$271,559	5.0
Wall	46,062	9.7	19,093	4.0	23,867	5.0
Sturgis	43,529	9.8	17,781	4.0	22,226	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total risk-based capital:
Consolidated	$557,278	13.6%	$326,755	8.0%	NA	NA
FIB	437,440	10.8	323,173	8.0	$403,966	10.0%

Tier 1 risk-based capital:
Consolidated	506,207	12.4	163,377	4.0	NA	NA
FIB	389,921	9.6	161,586	4.0	$242,380	6.0%

Leverage capital ratio:
Consolidated	506,207	9.9	163,377	4.0	NA	NA
FIB	389,921	7.6	161,586	4.0	$242,380	5.0%

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$264,008	$6,371	$—	$270,379
Mortgage-backed securities	646,456	9,891	(1,088)	655,259
State, county and municipal securities	33,287	107	(8)	33,386
Other securities	2,891	1	(6)	2,886
Mutual funds	4	—	—	4

Total	$946,646	$16,370	$(1,102)	$961,914

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

State, county and municipal securities	$109,744	$856	$(1,409)	$109,191
Other securities	618	—	—	618

Total	$110,362	$856	$(1,409)	$109,809

Gross gains of $102 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2008.

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$451,079	$1,714	$(173)	$452,620
Mortgage-backed securities	565,584	1,863	(5,790)	561,657
Mutual funds	3	—	—	3

Total	$1,016,666	$3,577	$(5,963)	$1,014,280

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

State, county and municipal securities	$113,610	$710	$(474)	$113,846
Other securities	767	—	—	767

Total	$114,377	$710	$(474)	$114,613

Gross gains of $59 were realized on the disposition of available-for-sale securities in 2007. No gross losses were realized on the disposition of available-for-sale investment securities in 2007.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Mortgage-backed securities	$102,193	$(699)	$61,782	$(389)	$163,975	$(1,088)
State, county and municipal securities	1,862	(8)	—	—	1,862	(8)
Other securities	997	(6)	—	—	997	(6)

Total	$105,052	$(713)	$61,782	$(389)	$166,834	$(1,102)

Held-to-Maturity

State, county and municipal securities	$28,537	$(1,002)	$11,278	$(407)	$39,815	$(1,409)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. Government agencies	$14,995	$(1)	$100,510	$(172)	$115,505	$(173)
Other mortgage-backed securities	50,956	(251)	254,225	(5,539)	305,181	(5,790)

Total	$65,951	$(252)	$354,735	$(5,711)	$420,686	$(5,963)

Held-to-Maturity

State, county and municipal securities	$19,206	$(187)	$21,065	$(287)	$40,271	$(474)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of December 31, 2008 and 2007 related primarily to fluctuations in the current interest rates. As of December 31, 2008, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Impairment losses of $1,286 were recorded in other expenses in 2008. No impairment losses were recorded during 2007 or 2006.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Maturities of investment securities at December 31, 2008 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2008	Cost	Fair Value	Cost	Fair Value

Within one year	$317,053	$320,469	$10,146	$10,214
After one year but within five years	469,679	479,266	22,805	23,109
After five years but within ten years	93,261	94,614	27,853	28,079
After ten years	66,649	67,561	48,940	47,789

Total	946,642	961,910	109,744	109,191

Investments with no stated maturity	4	4	618	618

Total	$946,646	$961,914	$110,362	$109,809

At December 31, 2008, the Company had investment securities callable within one year with amortized costs and estimated fair values of $96,211 and $97,401, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.
Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2008 and 2007, the Company had variable rate securities with amortized costs of $1,558 and $466, respectively.
There are no significant concentrations of investments at December 31, 2008, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Investment securities with amortized cost of $894,045 and $909,241 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2008 and 2007 was $907,156 and $907,007, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)	LOANS

Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2008	2007

Real estate loans:
Residential	$587,464	$419,001
Agricultural	191,831	142,256
Commercial	1,483,967	1,018,831
Construction	790,177	664,272
Mortgage loans originated for sale	47,076	26,080

Total real estate loans	3,100,515	2,270,440

Consumer:
Indirect consumer loans	417,243	373,457
Credit card loans	74,068	68,136
Other consumer loans	198,324	166,409

Total consumer loans	689,635	608,002

Commercial	833,894	593,669
Agricultural	145,876	81,890
Other loans, including overdrafts	2,893	4,979

Total loans	$4,772,813	$3,558,980

At December 31, 2008, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.
Nonaccrual loans were $85,632 and $31,552 at December 31, 2008 and 2007, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $4,632, $1,712 and $1,135 during the years ended December 31, 2008, 2007 and 2006, respectively. Loans contractually past due ninety days or more aggregating $3,828 on December 31, 2008 and $2,171 on December 31, 2007 were on accrual status. These loans are deemed adequately secured and in the process of collection.
Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

December 31,	2008		2007
	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Reserves

Impaired loans
With specific loan loss reserves assigned	$17,749	$8,015	$7,492	$2,831
With no specific loan loss reserves assigned	66,667	—	24,471	—

Total impaired loans	$84,416	$8,015	$31,963	$2,831

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately $60,728, $22,065 and $15,335, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2008, 2007 and 2006 would have been approximately $4,069, $1,728 and $1,162, respectively. At December 31, 2008, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

Most of the Company’s business activity is with customers within the states of Montana, Wyoming and South Dakota. Loans where the customers or related collateral are out of the Company’s trade area are not significant.

(5)	ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2008	2007	2006

Balance at beginning of year	$52,355	$47,452	$42,450
Allowance of acquired banking offices	14,463	—	—
Provision charged to operating expense	33,356	7,750	7,761
Less loans charged-off	(14,695)	(5,208)	(5,210)
Add back recoveries of loans previously charged-off	1,837	2,361	2,451

Balance at end of year	$87,316	$52,355	$47,452

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2008	2007

Land	$31,934	$18,279
Buildings and improvements	171,668	122,853
Furniture and equipment	57,802	73,352

	261,404	214,484
Less accumulated depreciation	(83,605)	(90,443)

Premises and equipment, net	$177,799	$124,041

The Parent Company and a FIB branch office lease premises from an affiliated partnership (see Note 21).

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(7)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2008	2007	2006

Balance at beginning of year	$27,561	$26,788	$24,581
Sales of mortgage servicing rights	—	(1,607)	—
Purchases of mortgage servicing rights	34	311	1,660
Originations of mortgage servicing rights	6,111	6,510	4,586
Amortization expense	(5,918)	(4,441)	(4,024)
Write-off of permanent impairment	—	—	(15)

Balance at end of year	27,788	27,561	26,788
Less valuation reserve	(16,786)	(5,846)	(4,144)

Balance at end of year	$11,002	$21,715	$22,644

At December 31, 2008, the estimated fair value and weighted average life of the Company’s mortgage servicing rights were $11,832 and 1.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.50% to 20.50% and monthly prepayment speeds ranging from 1.3% to 5.0% depending upon the risk characteristics of the underlying loans. The Company recorded as other expense impairment charges of $10,940, $1,702 and $1,694 in 2008, 2007 and 2006, respectively.

Principal balances of mortgage loans underlying mortgage servicing rights of approximately $2,077,131 and $1,938,180 at December 31, 2008 and 2007, respectively, are not included in the accompanying consolidated financial statements.

(8)	COMPANY OWNED LIFE INSURANCE

Company owned life insurance consists of the following:

December 31,	2008	2007

Key executive, principal shareholder	$4,359	$4,224
Key executive split dollar	4,088	3,968
Group life	61,068	58,884

Total	$69,515	$67,076

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,359 and $4,224 at December 31, 2008 and 2007, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,088 and $3,968 at December 31, 2008 and 2007, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide postretirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $61,068 and $58,884 at December 31, 2008 and 2007, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2008	2007

Non-interest bearing demand	$985,155	$836,753

Interest bearing:
Demand	1,059,818	1,019,208
Savings	1,198,783	992,571
Time, $100 and over	821,437	464,560
Time, other	1,109,066	686,309

Total interest bearing	4,189,104	3,162,648

Total deposits	$5,174,259	$3,999,401

Maturities of time deposits at December 31, 2008 are as follows:

	Time, $100
	and Over	Total Time

2009	$691,285	$1,548,851
2010	98,458	260,400
2011	10,817	44,050
2012	10,511	43,021
2013	10,366	34,154
Thereafter	—	27

Total	$821,437	$1,930,503

Interest expense on time deposits of $100 or more was $28,794, $21,634 and $15,291 for the years ended December 31, 2008, 2007 and 2006, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2008	2007	2006

Current:
Federal	$39,389	$34,669	$42,014
State	5,618	4,304	5,208

Total current	45,007	38,973	47,222

Deferred:
Federal	(6,691)	(2,031)	(5,005)
State	(887)	(149)	(718)

Total deferred	(7,578)	(2,180)	(5,723)

Balance at end of year	$37,429	$36,793	$41,499

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2008, 2007 and 2006 to income before income taxes as a result of the following:

Year ended December 31,	2008	2007	2006

Tax expense at the statutory tax rate	$37,827	$36,902	$40,988
Increase (decrease) in tax resulting from:
Tax-exempt income	(4,028)	(3,434)	(2,915)
State income tax, net of federal income tax benefit	3,130	2,632	2,919
Amortization of nondeductible intangibles	34	28	28
Other, net	466	665	479

Tax expense at effective tax rate	$37,429	$36,793	$41,499

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

December 31,	2008	2007

Deferred tax assets:
Loans, principally due to allowance for loan losses	$29,130	$18,182
Employee benefits	5,115	3,693
Investment securities, unrealized losses	—	904
Other	443	329

Deferred tax assets	34,688	23,108

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(3,500)	(3,127)
Investment securities, unrealized gains	(6,014)	—
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(832)	(902)
Prepaid amounts	(633)	(1,333)
Government agency stock dividends	(2,060)	(2,051)
Goodwill and core deposit intangibles	(12,215)	(3,214)
Mortgage servicing rights	(1,186)	(5,156)
Other	(847)	(584)

Deferred tax liabilities	(27,287)	(16,367)

Net deferred tax assets	$7,401	$6,741

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.
The Company had current income taxes payable of $7,126 at December 31, 2008 and income taxes receivable of $1,711 at December 31, 2007, which are included in accrued expenses.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2008	2007

Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$—
Variable rate term notes, principal and interest due quarterly, balloon payment due at maturity on January 10, 2013 (weighted average rate of 2.51% at December 31, 2008)	42,857	—
Variable rate revolving line of credit maturing January 10, 2011, principal due at maturity, interest payable quarterly	—	—

Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 4.20% at December 31, 2008)	15,000	—
Various notes payable to FHLB, interest due monthly at various rates and maturities through October 31, 2017 (weighted average rate of 4.12% at December 31, 2008)	4,413	3,237
8.00% capital lease obligation with term ending October 25, 2029	1,878	1,908

Total long-term debt	$84,148	$5,145

Maturities of long-term debt at December 31, 2008 are as follows:

2009	$9,010
2010	9,065
2011	7,388
2012	7,191
2013	14,538
Thereafter	36,956

Total	$84,148

Proceeds from the variable rate term notes, revolving line of credit and the 6.81% subordinated term loan were used to fund the First Western acquisition. See Note 24 - Acquisitions.
On January 10, 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. The Credit Agreement supersedes the Company’s unsecured revolving term loan with its primary lender and is secured by all of the outstanding stock of FIB. Under the terms of the Credit Agreement, the Company borrowed $50,000 on variable rate term notes (“Term Notes”) and $9,000 on a $25,000 revolving credit facility maturing on January 10, 2011, with interest payable quarterly.
On October 3, 2008, the Company entered into the first amendment to the Credit Agreement. The amendment reduced the maximum amount that may be advanced under the revolving credit facility from $25,000 to $15,000, increased the interest rate charged on the revolving credit facility and increased the annual commitment fee. As of December 31, 2008, the Company had no outstanding balances due under the revolving credit line. The revolving credit line requires an annual commitment fee ranging from 0.25% to 0.35% of the average daily unadvanced amount depending on the Company’s funded debt ratio.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2008, $42,857 was outstanding on the Term Notes bearing interest at a weighted average rate of 2.51%. The Term Notes mature January 10, 2013 and are payable in equal quarterly principal installments of $1,786 beginning March 31, 2008, with one final installment of $14,286 due at maturity. Interest on the Term Notes is payable quarterly. Under the terms of the Credit Agreement, as amended, the Company may elect at various dates to convert interest on the Term Notes to either (i) a fluctuating rate equal to the higher of the federal funds rate plus 0.50% or prime plus from 0.125% to 0.375% depending on the Company’s funded debt ratio at the date of the conversion, or (ii) a fixed rate equal to the London Interbank Offering Rate (“LIBOR”) divided by a percentage equal to 1.00 minus the applicable percentage prescribed by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirements applicable to eurodollar fundings plus 1.625% to 1.875%.
The Credit Agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amounts of dividends payable to shareholders. As of June 30, 2008, the Company was in violation of two financial performance covenants related to non-performing assets. The October 3, 2008 amendment to the Credit Agreement revised certain debt covenants related to non-performing assets and waived all debt covenant defaults resulting from breaches existing as of June 30, 2008. The Company paid amendment and waiver fees of $85. The Company was in compliance with all existing and amended debt covenants as of December 31, 2008.
On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.
During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 4.20% as of December 31, 2008. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.
The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $163,534, subject to collateral availability. As of December 31, 2008 and 2007, FHLB advances of $4,413 and $3,237, respectively, were included in long-term debt. As of December 31, 2008 and 2007, short-term FHLB advances of $75,000 and $0, respectively, were included in other borrowed funds.
The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,878 and $1,908 as of December 31, 2008 and 2007, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.
Other borrowed funds consist of overnight and term borrowings with original maturities of less than one year.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of other borrowed funds:

December 31,	2008	2007

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (0.0% interest rate at December 31, 2008)	$4,216	$8,730
Various notes payable to the FHLB, principal and interest due at various rates and maturities through September 22, 2009 (weighted average rate of 3.37% at December 31, 2008)	75,000	—

	$79,216	$8,730

The Company has federal funds lines of credit with third parties amounting to $176,750, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $305,076 secured by a blanket pledge of indirect consumer loans.

(12)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS

The Company sponsors seven wholly-owned business trusts, FIST, Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $120,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $3,715 of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company. A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding
		as of December 31,
Issuance	Maturity Date	2008	2007

March 2003	March 26, 2033	$41,238	$41,238
October 2007	January 1, 2038	10,310	10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	—
January 2008	April 1, 2038	10,310	—

Total subordianted debentures held by subsidiary trusts		$123,715	$103,095

In March 2003, the Company issued $41,238 of Subordinated Debentures to FIST. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2008 the interest rate on the Subordinated Debentures was 4.62%.

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2008 the interest rate on the Subordinated Debentures was 6.13%.

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

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2008 the interest rate on the Subordinated Debentures was 6.58%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bear interest at a fixed rate of 6.78% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2008, the interest rate on the Subordinated Debentures was 6.38%.

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

The Trust Preferred Securities qualify as tier 1 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines. Proceeds from the issuance of the Trust Preferred Securities were used to fund acquisitions. For additional information regarding acquisitions, see Note 24 — Acquisitions.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and the 2004 Restricted Stock Award Plan (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2008, there were 429,893 common shares available for future grant under the 2006 Plan.

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

Compensation expense related to stock option awards of $896, $996 and $935 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2008, 2007 and 2006, respectively. Related income tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 were $342, $380 and $357, respectively.

The weighted average grant date fair value of options granted was $5.74, $7.89 and $5.95 during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2008	2007	2006

Expected volatility	6.91%	5.23%	5.87%
Expected dividend yield	3.11%	2.95%	3.01%
Risk-free interest rate	3.72%	4.80%	4.51%
Expected life of options (in years)	6.2	6.2	6.2

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The Company has elected to use the “simplified” method to estimate expected life until its analysis of historical exercise and post-vesting employment termination behaviors is refined. Expected volatility is based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2008:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options, beginning of year	829,869	$57.33
Granted	161,081	83.52
Exercised	(93,093)	47.65
Forfeited	(8,302)	74.55
Expired	(6,300)	53.84

Outstanding options, end of year	883,255	$62.99	6.01 years

Outstanding options exercisable, end of year	673,943	$57.35	5.23 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2008 was $15,575. The total intrinsic value of options exercised was $3,296, $6,631 and $3,630 during the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1,178, $2,536 and $1,368 for the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from stock option exercises during the years ended December 31, 2008, 2007 and 2006 was $1,741, $5,074 and $3,306, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2008 follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options, beginning of year	196,543	$6.97
Granted	113,194	5.74
Vested	(92,123)	6.31
Forfeited	(8,302)	6.76

Nonvested stock options, end of year	209,312	$6.48

As of December 31, 2008, there was $770 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.71 years. The total fair value of shares vested during 2008 was $581.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
The fair value of restricted stock awards, based on the most recent quarterly minority appraised value of the Company’s common stock at the date of grant, is being amortized as compensation expense on a straight-line basis over the period restrictions lapse. Compensation expense related to restricted share awards of $15, $97 and $393 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2008:

		Weighted-Average
	Number of	Measurement Date
	Shares	Fair Value

Restricted stock, beginning of year	2,000	$65.00
Vested	(1,000)	65.00

Restricted stock, end of year	1,000	$65.00

As of December 31, 2008, there was $36 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.3 years.

(14)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $2,739, $2,816 and $3,097 in 2008, 2007 and 2006, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $3,896, $3,243 and $2,947 in 2008, 2007 and 2006, respectively.

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

The Plan’s unfunded benefit obligation of $1,042 and $926 as of December 31, 2008 and 2007, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $152, $130 and $174 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in salaries, wages and employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2008 and 2007, and the net periodic benefit costs for the years then ended, included a discount rate of 5.8% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate did not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $124, $147, $149, $141, $161 and $943 for 2009, 2010, 2011, 2012, 2013, and 2014 through 2018, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
At December 31, 2008, the Company had accumulated other comprehensive loss related to the Plan of $452, or $282 net of related income tax benefit, comprised of net actuarial gains of $240 and unamortized transition asset of $692. The Company estimates $13 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2009.

(15)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $26,716 and $1,713 as of December 31, 2008 and 2007, respectively.

The Company had commitments to purchase held-to-maturity municipal investment securities of $1,325 and available-for-sale mortgage-backed investment securities of $12,561 as of December 31, 2008.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $3,474 in 2008, $3,224 in 2007 and $3,166 in 2006.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008, are as follows:

	Third	Related
	Parties	Partnership	Total

For the year ending December 31:
2009	$1,191	$1,903	$3,094
2010	1,184	1,903	3,087
2011	1,121	1,794	2,915
2012	796	1,674	2,470
2013	576	1,553	2,129
Thereafter	6,998	2,614	9,612

Total	$11,866	$11,441	$23,307

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,135,217 at December 31, 2008, which included $330,514 on unused credit card lines and $301,338 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,112,651 at December 31, 2007, which included $313,621 on unused credit card lines and $302,489 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2008 and 2007, the Company had outstanding stand-by letters of credit of $90,761 and $105,667, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(17)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

On January 10, 2008, the Company issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000 as partial consideration for the acquisition of the First Western entities, see
Note 24 — Acquisitions. The Series A Preferred Stock was issued to the former owner of the First Western entities, an accredited investor, in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company may redeem all or part of the Series A Preferred Stock at any time after the fifth anniversary of the date issued at a redemption price of $10,000 per share plus all accrued and unpaid dividends. Following the tenth anniversary of the date issued, the Series A Preferred Stock may be converted, at the option of the holder, into shares of the Company’s common stock at a ratio of 80 shares of common stock for every one share of Series A Preferred Stock.

At December 31, 2008, 91.0% of common shares held by shareholders were subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred, except in limited circumstances, without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held under the Agreements are subject to repurchase under certain conditions.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
(18)	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

For the year ended December 31,	2008	2007	2006

Net income	70,648	68,641	75,609
Less preferred stock dividends	3,347	—	—

Net income available to common shareholders, basic and diluted	$67,301	$68,641	$75,609

Weighted average common shares outstanding	7,871,034	8,126,804	8,112,610
Weighted average commons shares issuable upon exercise of stock options and restricted stock awards	157,134	195,676	191,380

Weighted average common and common equivalent shares outstanding	8,028,168	8,322,480	8,303,990

Basic earnings per common share	$8.55	$8.45	$9.32
Diluted earnings per common share	$8.38	$8.25	$9.11

The Company had 284,583, 137,092 and 10,732 stock options outstanding that were antidilutive as of December 31, 2008, 2007 and 2006, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
(19)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2008	2007

Condensed balance sheets:
Cash and cash equivalents	$47,141	$8,443
Investment securities available-for-sale	—	99,977
Investment in subsidiaries, at equity:
Bank subsidiaries	683,509	424,108
Nonbank subsidiaries	2,562	8,454

Total investment in subsidiaries	686,071	432,562
Premises and equipment	1,584	1,765
Other assets	21,551	20,400

Total assets	$756,347	$563,147

Other liabilities	$25,362	$8,923
Advances from subsidiaries, net	5,351	6,686
Long-term debt	62,857	—
Subordinated debentures held by subsidiary trusts	123,715	103,095

Total liabilities	217,285	118,704
Stockholders’ equity	539,062	444,443

Total liabilities and stockholders’ equity	$756,347	$563,147

Years Ended December 31,	2008	2007	2006

Condensed statements of income:
Dividends from subsidiaries	$64,539	$74,548	$28,866
Other interest income	29	71	172
Other income, primarily management fees from subsidiaries	9,101	9,625	8,155
Gain on sale of nonbank subsidiary	27,096	—	—
Gain on sale of unconsolidated equity method joint venture	—	—	19,801

Total income	100,765	84,244	56,994

Salaries and benefits	9,030	10,687	10,052
Interest expense	12,075	4,588	4,031
Other operating expenses, net	7,713	6,475	6,399

Total expenses	28,818	21,750	20,482

Earnings before income tax benefit	71,947	62,494	36,512
Income tax expense (benefit)	2,814	(4,812)	2,522

Income before undistributed earnings of subsidiaries	69,133	67,306	33,990
Undistributed earnings of subsidiaries	1,515	1,335	41,619

Net income	$70,648	$68,641	$75,609

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)

Years Ended December 31,	2008	2007	2006

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$70,648	$68,641	$75,609
Cumulative effect of adoption of new accounting principle	(560)	—	—
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,515)	(1,335)	(41,619)
Depreciation and amortization	181	227	245
Provision for deferred income taxes	(706)	(539)	(59)
Stock-based compensation expense	911	1,093	1,239
Excess tax benefits from stock-based compensation	(1,140)	(2,508)	(1,344)
Gain on sale of nonbank subsidiary	(27,096)	—	—
Gain on sale of unconsolidated equity method joint venture	—	—	(19,801)
Other, net	11,868	(8,263)	7,102

Net cash provided by operating activities	52,591	57,316	21,372

Cash flows from investing activities:
Maturities of available-for-sale investment securities	100,000	—	—
Purchases of available-for-sale investment securities	—	(99,931)	—
Capital expenditures, net of sales	—	(47)	(8)
Capitalization of subsidiaries	(1,140)	(2,117)	(400)
Acquisition of banks and data service company, net of cash and cash equivalents received	(198,081)	—	—
Proceeds from disposition of nonbank subsidiary	41,026	—	—
Disposition of unconsolidated equity method joint venture	—	—	19,853

Net cash provided by (used in) investing activities	(58,195)	(102,095)	19,445

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	(1,634)	529	2,219
Borrowings of long-term debt	98,500	—	4,100
Repayments of long-term debt	(35,643)	—	(8,700)
Proceeds from issuance subordinated debentures	20,620	61,857	—
Net (increase) decrease in debt issuance costs	(468)	98	37
Preferred stock issuance costs	(38)	—	—
Proceeds from issuance of common stock	13,662	9,090	10,503
Excess tax benefits from stock-based compensation	1,140	2,485	1,344
Payments to retire common stock	(27,912)	(25,887)	(9,593)
Dividends paid on common stock	(20,578)	(24,255)	(18,413)
Dividends paid on preferred stock	(3,347)	—	—

Net cash provided by (used in) financing activities	44,302	23,917	(18,503)

Net change in cash and cash equivalents	38,698	(20,862)	22,314
Cash and cash equivalents, beginning of year	8,443	29,305	6,991

Cash and cash equivalents, end of year	$47,141	$8,443	$29,305

Noncash Investing and Financing Activities — During 2008, the Company transferred $38 from accrued liabilities to common stock in conjunction with the exercise of stock options. No transfers were made from accrued liabilities to common stock during 2007 or 2006.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
In conjunction with the sale of a nonbank subsidiary in December 2008, the Parent Company settled intercompany balances through its investment in the i_Tech subsidiary. The settlement resulted in increases in other assets, accrued liabilities and long-term debt of $320, $1,188 and $299, respectively, with corresponding decreases in investment in subsidiary.

On January 10, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the acquisition, see Note 24 — Acquisitions.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

(20)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $5,645, $1,135 and $348 to other real estate owned in 2008, 2007 and 2006, respectively.

During 2008, the Company transferred accrued liabilities of $38 to common stock in conjunction with the exercise of stock options. No transfers were made from accrued liabilities to common stock during 2007 or 2006.

In conjunction with the sale of a nonbank subsidiary in December 2008, the Company divested assets and liabilities with book values of $9,299 and $128, respectively. For additional information regarding the sale, see Note 25 — Disposals.

On January 10, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the acquisition, see Note 24 — Acquisitions.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

In conjunction with the sale of the net assets of a branch banking office in 2006, the Company divested assets and liabilities with book values of $542 and $3,082, respectively. For additional information regarding the sale, see Note 25 — Disposals.

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

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $24,977 at December 31, 2008 and $24,974 at December 31, 2007. During 2008, new loans and advances on existing loans of $19,989 were funded and loan repayments totaled $19,793. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2008, loans of $193 were removed due to changes in related parties from the prior year.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $649, $340, and $357 in 2008, 2007 and 2006, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
The Company leases aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays all of the third-party operating expenses of the aircraft, which totaled approximately $315, $325 and $246 in 2008, 2007 and 2006, respectively. In addition to paying the third-party operating expenses, the Company paid $143, $168 and $68 for use of the aircraft and received reimbursement of $140, $161 and $77 from the chairman for his personal use of the aircraft during 2008, 2007 and 2006, respectively.

The Company purchases services from a company in which seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 17.1%. The Company paid fees and reimbursed out-of-pocket costs of $513, $384 and $336 in 2008, 2007 and 2006, respectively. Services provided for the Company’s benefit include majority shareholder education and communication, strategic enterprise planning and corporate governance consultation.

During 2008, the Company purchased real property previously owned by a director of the Company for $1,250. The Company purchased the property from a developer who had purchased it from the director immediately prior to the Company’s purchase. Prior to the purchase, the Company’s board of directors approved the transaction after reviewing fully the relationships and proposed terms regarding the transaction.

(22)	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets (level 1 measurements) and lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:
Level 1 — Unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted market prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

Level 3 — Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general level of each instrument in the fair value hierarchy, is set forth below. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
Assets	(Level 1)	(Level 2)	(Level 3)	12/31/2008

Investment securities available-for-sale	$—	$961,914	$—	$961,914
Mortgage servicing rights		11,832		11,832

Investment Securities Available for Sale. Investment securities available for sale are generally classified within level 2 of the valuation hierarchy. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In certain cases, where the pricing service cannot obtain fair values and/or there is limited activity or less transparency around inputs to the valuation, investment securities are classified within level 3 of the valuation hierarchy.

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

The Company has certain other financial assets that are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis include the following.

Mortgage Loans Held For Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2008, all mortgage loans held for sale were recorded at cost.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 3 inputs based on observable market data and customized discounting criteria. During 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. As of December 31, 2008, the Company had approximately $9,734 of impaired loans recorded at fair value.

As of December 31, 2008, the Company had not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assts and Financial Liabilities — Including an amendment of FASB Statement No. 115.”

The Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial instruments are discussed below. For financial instruments bearing a variable interest rate where no credit risk exists, it is presumed that recorded book values are reasonable estimates of fair value.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values of held-to-maturity investment securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination.

Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loans, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values, The fair value of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligations are estimated by discounting future cash flows using current rates for advances with similar characteristics.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

A summary of the estimated fair values of financial instruments follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$314,030	$314,030	$249,246	$249,246
Investment securities available-for-sale	961,914	961,914	1,014,280	1,014,280
Investment securities held-to-maturity	110,362	109,809	114,377	114,613
Net loans	4,685,497	4,696,287	3,506,625	3,489,199
Accrued interest receivable	38,694	38,694	32,215	32,215
Mortgage servicing rights, net	11,002	11,832	21,715	23,538

Total financial assets	$6,121,499	$6,132,566	$4,938,458	$4,923,091

Financial liabilities:
Total deposits, excluding time deposits	$3,243,756	$3,243,756	$2,848,532	$2,848,532
Time deposits	1,930,503	1,934,296	1,150,869	1,151,572
Federal funds purchased	30,625	30,625	—	—
Securities sold under repurchase agreements	525,501	525,501	604,762	604,762
Accrued interest payable	20,531	20,531	21,104	21,104
Other borrowed funds	79,216	79,216	8,730	8,730
Long-term debt	84,148	88,255	5,145	5,470
Subordinated debentures held by subsidiary trusts	123,715	119,608	103,095	104,410

Total financial liabilities	$6,037,995	$6,041,788	$4,742,237	$4,744,580

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
(23)	SEGMENT REPORTING

Selected operating segment information as of and for the years ended December 31, 2008, 2007 and 2006 follows.

The Other category includes the net funding cost and other expenses of the Parent Company and the operational results of consolidated nonbank subsidiaries.

	Community	Technology		Intersegment
For the year ended December 31, 2008	Banking	Services	Other	Eliminations	Total

Net interest income	$247,176	$80	$54,060	$(65,939)	$235,377
Provision for loan losses	33,356	—	—		33,356

Net interest income after provision for loan losses	213,820	80	54,060	(65,939)	202,021

Non-interest income:
External sources	83,083	18,592	26,707		128,382
Intersegment	30	12,622	11,249	(23,901)	—

Total non-interest income	83,113	31,214	37,956	(23,901)	128,382
Non-interest expense	200,899	26,459	18,869	(23,901)	222,326

Net income before income tax expense	96,034	4,835	73,147	(65,939)	108,077
Income tax expense	32,670	1,924	2,835		37,429

Net income	$63,364	$2,911	$70,312	$(65,939)	$70,648

Depreciation and core deposit intangible amortizaton	$17,346	$—	$246	$—	$17,592

Total assets as of December 31, 2008	$6,618,374	$—	$9,973	$—	$6,628,347

Investment in equity method investees as of December 31, 2008	$5,847	$—	$—	$—	$5,847

	Community	Technology		Intersegment
For the year ended December 31, 2007	Banking	Services	Other	Eliminations	Total

Net interest income	$202,653	$190	$71,469	$(74,709)	$199,603
Provision for loan losses	7,750	—	—		7,750

Net interest income after provision for loan losses	194,903	190	71,469	(74,709)	191,853

Non-interest income:
External sources	72,681	19,080	687		92,448
Intersegment	1	12,675	9,408	(22,084)	—

Total non-interest income	72,682	31,755	10,095	(22,084)	92,448
Non-interest expense	157,199	25,805	17,947	(22,084)	178,867

Net income before income tax expense	110,386	6,140	63,617	(74,709)	105,434
Income tax expense (benefit)	39,142	2,434	(4,783)		36,793

Net income	$71,244	$3,706	$68,400	$(74,709)	$68,641

Depreciation and core deposit intangible amortizaton	$14,092	$—	$227	$—	$14,319

Total assets as of December 31, 2007	$5,091,252	$7,120	$561,686	$(443,261)	$5,216,797

Investment in equity method investees as of December 31, 2007	$5,772	$—	$—	$—	$5,772

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)

	Community	Technology		Intersegment
For the year ended December 31, 2006	Banking	Services	Other	Eliminations	Total

Net interest income	$191,073	$162	$66,713	$(70,485)	$187,463
Provision for loan losses	7,761	—	—		7,761

Net interest income after provision for loan losses	183,312	162	66,713	(70,485)	179,702

Non-interest income:
External sources	65,341	15,845	20,933		102,119
Intersegment	1	13,535	7,733	(21,269)	—

Total non-interest income	65,342	29,380	28,666	(21,269)	102,119
Non-interest expense	145,504	23,317	17,161	(21,269)	164,713

Net income before income tax expense	103,150	6,225	78,218	(70,485)	117,108
Income tax expense	36,459	2,464	2,576		41,499

Net income	$66,691	$3,761	$75,642	$(70,485)	$75,609

Depreciation and core deposit intangible amortizaton	$13,853	$—	$246	$—	$14,099

Total assets as of December 31, 2006	$4,949,955	$7,141	$474,126	$(457,088)	$4,974,134

Investment in equity method investees as of December 31, 2006	$5,439	$—	$—	$—	$5,439

(24)	ACQUISITIONS

On September 18, 2007, the Company entered into an agreement to purchase all of the outstanding stock of Sturgis, Wall and Data (collectively, “First Western”), from Christen Group, Inc., formerly known as First Western Bancorp, Inc. The acquisition, which was completed on January 10, 2008, allowed the Company to gain a significant market presence in South Dakota. Consideration for the acquisition of $248,081, consisted of cash of $198,081 and 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. See Note 17 — Capital Stock and Dividend Restrictions for further information regarding the Series A Preferred Stock. The cash portion of the purchase price was funded through debt financing. See Note 11 — Long-term Debt and Other Borrowed Funds and Note 12 — Subordinated Debentures Held by Subsidiary Trusts for further information regarding debt financing.

The premiums paid over the historical carrying value of net assts at the acquisition date are as follows:

	Sturgis	Wall	Data	Total

Consideration paid	$110,838	$136,827	$416	$248,081
Estimated acquisition costs	62	62	—	124

Total consideration paid for acquistion	110,900	136,889	416	248,205
Historical net assets carrying value	36,804	45,852	416	83,072

Premium paid over historical carrying value	$74,096	$91,037	$—	$165,133

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The increase (decrease) in net asset values as a result of estimated fair value adjustments are as follows:

	Sturgis	Wall	Data	Total

Intangible assets:
Goodwill	$62,384	$83,909	$—	$146,293
Core deposit intangible	6,263	8,665		14,928

Total intangible assets	68,647	92,574	—	161,221

Premises and equipment	8,991	6,138	—	15,129
Investments	191	652	—	843
Loans	(1,348)	(5,021)	—	(6,369)
Deposits	(745)	(1,191)	—	(1,936)
Accounts payable and accrued expenses	(1,475)	(1,484)	—	(2,959)
Other assets	(165)	(631)		(796)

Total assets	$74,096	$91,037	$—	$165,133

The premium paid and estimated fair value adjustments have been “pushed down” to the acquired entities. The estimated fair values of net assets at the acquisition date are summarized as follows:

	Sturgis	Wall	Data	Total

Cash and due from banks	$8,925	$11,004	$70	$19,999
Federal funds sold	29,500	13,000	—	42,500
Investment securities available-for-sale	44,787	51,227	—	96,014
Loans	315,828	405,052	—	720,880
Allowance for loan losses	(6,065)	(8,398)	—	(14,463)
Premises and equipment	17,931	23,543	224	41,698
Accrued interest receivable	3,499	4,482	—	7,981
Goodwill	62,384	83,909	—	146,293
Core deposit intangible	6,263	8,665		14,928
Other assets	644	1,407	178	2,229

	483,696	593,891	472	1,078,059

Deposits:
Noninterest bearing	57,595	74,906	—	132,501
Interest bearing	309,138	370,288	—	679,426

Total deposits	366,733	445,194	—	811,927
Securities sold under repurchase agreements	1,339	3,693	—	5,032
Accrued interest payable	1,178	1,456	—	2,634
Accounts payable and accrued expenses	2,636	3,330	56	6,022
Other borrowed funds	—	629		629
Long-term debt	910	2,700		3,610

	372,796	457,002	56	829,854

Consideration paid	$110,900	$136,889	$416	$248,205

During 2008, the Company finalized its preliminary purchase price allocation. Significant adjustments to the preliminary purchase price allocation included an increase in the fair values allocated to premises and equipment of $3,830 resulting from completion of independent appraisals on purchased properties and a decrease in fair value allocated to loans of $4,080 due to revisions of preliminary loan valuations.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
Goodwill recognized in the transaction totaled $146,293, of which approximately $133,239 is expected to be deductible for income tax purposes. All goodwill was assigned to the Community Banking operating segment.

Core deposits intangible assets recognized in the transaction totaled $14,928 and have a weighted average amortization period of approximately 9.2 years.

The consolidated statement of income for the year ended December 31, 2008 includes the operating results of the acquired entities from the date of acquisition. The following table presents actual results of the acquired entities included in the consolidated statement of income for the year ended December 31, 2008, and pro forma consolidated amounts as if the acquisition had occurred as of the beginning of each period presented.

		Pro Forma	Pro Forma
	Results of	Consolidated	Consolidated
	Acquired Entities	Statement of Income	Statement of Income
	Included in the	As if Acquisition	As if Acquisition
	2008 Consolidated	Had Occurred	Had Occurred
Year ended December 31, (unaudited)	Statement of Income	January 1, 2008	January 1, 2007

Interest income	$55,347	$357,477	$387,304
Interest expense	19,730	121,191	161,592

Net interest income	35,617	236,286	225,712
Provision for loan losses	7,696	33,356	16,575

Net interest income after provisions for loan losses	27,921	202,930	209,137

Non-interest income	9,666	128,516	78,770
Non-interest expense	27,086	222,743	184,535

Net income, before income tax	10,501	108,703	103,372
Income tax expense	4,044	37,648	39,147

Net income	6,457	71,055	64,225
Preferred stock dividends	—	3,347	3,347

Net income to common shareholders	$6,457	$67,708	$60,878

The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the actual results that would have occurred if the operations had been combined during the period presented nor is it intended to be a projection of future results.

(25)	DISPOSALS

On December 31, 2008, the Company completed the sale of its technology services subsidiary, i_Tech, to Fiserv Solutions, Inc. (“Fiserv”), a wholly-owned subsidiary of Fiserv Inc. i_Tech represented the Company’s technology services operating segment. The aggregate sales price under the agreement was $41,180. Concurrent with the sale, the Company entered into a service agreement with Fiserv to receive data processing, electronic funds transfer and other technology services for a period of seven years at current market rates for such services. A net gain of $31,596 was recognized on the sale, of which $4,500 was deferred and will be amortized to outsourced technology services expense using the straight-line method over the term of the service agreement. The Company paid i_Tech $12,622, $12,675 and $13,535 for technology services during 2008, 2007 and 2006, respectively.

On December 7, 2006, the Company sold its equity interest in an unconsolidated joint venture. Aggregate consideration for the sale was $21,242, of which $19,853 was received in cash and $1,389 was placed in escrow to offset purchase price adjustments related to working capital (“Working Capital Escrow”) and indemnify potential loss claims (“Indemnity Escrow”) pursuant to the terms of the purchase agreement. At the date of sale, the Company’s equity investment was $192. A net gain of $19,801 was recognized on the sale and a receivable of $151 was recorded for the Working Capital Escrow funds during 2006. During March 2008, excess Working Capital Escrow and Indemnity Escrow funds of $1,083 were released to the Company and are included in other income.

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

(26)	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” establishing a framework for measuring fair value and expanding fair value measurement disclosures. SFAS No. 157 establishes a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. When issued, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and elected to defer adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. The Company does not expect adoption of SFAS No. 157 for nonfinancial assets and liabilities to have material impact on its consolidated financial statements, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations.” SFAS No. 141(revised 2007) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(revised 2007) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(revised 2007) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(revised 2007) on January 1, 2009 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51,” establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the provisions of SFAS No. 160, a noncontrolling interest in a subsidiary is reported as equity in the consolidated financial statements and income attributable to both the parent company and the noncontrolling interest is included in the consolidated statement of income. SFAS No. 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009 with earlier adoption prohibited. The provisions of SFAS No. 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Dollars in thousands, except share and per share data)
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact the Company’s consolidated financial statements, results of operations or liquidity.

Emerging Issues Task Force. In September 2006, the EITF reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 effective January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $633. Compensation expense for the postretirement aspects of the Company’s endorsement split dollar life insurance policies of $70 in 2008 is included in salaries wages and employee benefits expense on the accompanying consolidated statements of income.

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

In September 2008, the FASB ratified EITF Issue No. 08-5 (“EITF 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement such as a guarantee and clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the Company on January 1, 2009. The adoption of EITF 08-5 on January 1, 2009 will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FASB Staff Positions. In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for the Company on January 1, 2009. The adoption of FSP 142-3 on January 1, 2009 will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 on January 1, 2009 will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” This FSP was issued in advance of the finalization of other proposed amendments to SFAS No. 140 and Interpretation No. 46R and required additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. This FSP is effective for financial statements issued after December 15, 2008. Adoption of FSP 140-4 and FIN 46(R)-8 affects disclosures only and therefore, had no impact on the Company’s consolidated financial statements, results of operations or liquidity

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets,” to align it with the impairment guidance within SFAS No. 115 by removing from EITF 99-20 the requirement to place excusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not impact the Company’s consolidated financial statements, operations or results of liquidity.

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

(a)	3.	Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(6)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(7)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(8)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(6)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(9)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(10)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(11)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(11)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(12)	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent

10.3(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.4(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.5(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.7(13) †	2001 Stock Option Plan

10.8(14) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008

10.9(15)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.10(16)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.11(9)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.12(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.13 †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers

10.14 †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers

10.15 †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight

10.16 †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight

10.17 †	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle, and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008

10.18(18)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

14.1(19)	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(19)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(b) Exhibits
     See Item 15(a)3 above.
(c) Financial Statements Schedules
     See Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
  First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT Lyle R. Knight President and Chief Executive Officer	March 23, 2009 Date
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT Thomas W. Scott, Chairman of the Board	March 23, 2009 Date

By:	/s/ JAMES R. SCOTT	March 23, 2009

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ JONATHAN R. SCOTT	March 23, 2009

	Jonathan R. Scott, Director	Date

By:	/s/ JULIE A. SCOTT	March 23, 2009

	Julie A. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	March 23, 2009

	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	March 23, 2009

	Sandra A. Scott Suzor, Director	Date

By:	/s/ ELOUISE C. COBELL	March 23, 2009

	Elouise C. Cobell, Director	Date

By:	/s/ STEVEN J. CORNING	March 23, 2009

	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	March 23, 2009

	David H. Crum, Director	Date

By:	/s/ RICHARD A. DORN	March 23, 2009

	Richard A. Dorn, Director	Date

By:	/s/ WILLIAM B. EBZERY	March 23, 2009

	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	March 23, 2009

	Charles W. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	March 23, 2009

	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	March 23, 2009

	Charles M. Heyneman, Director	Date

By:	/s/ TERRY W. PAYNE	March 23, 2009

	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	March 23, 2009

	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	March 23, 2009

	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	March 23, 2009

	Lyle R. Knight President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ TERRILL R. MOORE	March 23, 2009

	Terrill R. Moore Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date

Exhibit Index

Exhibit No.	Description

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(6)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(7)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(8)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(6)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(9)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(10)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(11)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(11)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(12)	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent

10.3(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.4(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.5(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.7(13) †	2001 Stock Option Plan

10.8(14) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008

10.9(15) †	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.10(16) †	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.11(9) †	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.12(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.13 †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers

10.14 †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers

10.15 †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight

10.16 †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight

10.17 †	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle, and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008

Exhibit No.	Description

10.18(18)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

14.1(19)	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.3	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.4	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(19)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.