Form 10-Q
period 2009-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2009-05-11
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No  ☐
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
Yes ☐     No ☑
The Registrant had 7,845,962 shares of common stock outstanding on March 31, 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$266,422	205,070
Federal funds sold	190,368	107,502
Interest bearing deposits in banks	1,554	1,458

Total cash and cash equivalents	458,344	314,030

Investment securities:
Available-for-sale	937,214	961,914
Held-to-maturity (estimated fair values of $110,987 as of March 31, 2009 and $109,809 as of December 31, 2008)	110,141	110,362

Total investment securities	1,047,355	1,072,276

Loans	4,725,681	4,772,813
Less allowance for loan losses	92,223	87,316

Net loans	4,633,458	4,685,497

Premises and equipment, net	184,767	177,799
Accrued interest receivable	37,076	38,694
Company-owned life insurance	69,730	69,515
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,813	11,002
Goodwill	183,673	183,673
Core deposit intangible assets, net of accumulated amortization	12,147	12,682
Other real estate owned	18,647	6,025
Net deferred tax asset	5,778	7,401
Other assets	57,049	49,753

Total assets	$6,722,837	6,628,347

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$943,876	985,155
Interest bearing	4,505,771	4,189,104

Total deposits	5,449,647	5,174,259

Federal funds purchased	—	30,625
Securities sold under repurchase agreements	388,714	525,501
Accrued interest payable	21,278	20,531
Accounts payable and accrued expenses	51,233	51,290
Other borrowed funds	58,169	79,216
Long-term debt	81,996	84,148
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,174,752	6,089,285

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of March 31, 2009 and December 31, 2008	50,000	50,000
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,845,962 shares as of March 31, 2009 and 7,887,519 shares as of December 31, 2008	112,515	117,613
Retained earnings	373,193	362,477
Accumulated other comprehensive income, net	12,377	8,972

Total stockholders’ equity	548,085	539,062

Total liabilities and stockholders’ equity	$6,722,837	6,628,347

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$70,118	77,566
Interest and dividends on investment securities:
Taxable	10,269	11,393
Exempt from Federal taxes	1,407	1,496
Interest on deposits in banks	4	128
Interest on Federal funds sold	85	526

Total interest income	81,883	91,109

Interest expense:
Interest on deposits	19,504	27,135
Interest on Federal funds purchased	10	281
Interest on securities sold under repurchase agreements	243	3,311
Interest on other borrowed funds	558	72
Interest on long-term debt	841	1,207
Interest on subordinated debentures held by subsidiary trusts	1,664	2,300

Total interest expense	22,820	34,306

Net interest income	59,063	56,803
Provision for loan losses	9,600	2,363

Net interest income after provision for loan losses	49,463	54,440

Non-interest income:
Other service charges, commissions and fees	6,951	6,864
Service charges on deposit accounts	4,778	4,873
Technology services revenues	—	4,350
Income from origination and sale of loans	10,233	3,379
Wealth managment revenues	2,523	3,229
Investment securities gains, net	47	61
Other income	1,411	3,613

Total non-interest income	25,943	26,369

Non-interest expense:
Salaries, wages and employee benefits	28,011	28,345
Furniture and equipment	3,012	4,627
Occupancy, net	3,947	4,264
Mortgage servicing rights impairment (recovery)	(2,847)	3,552
Mortgage servicing rights amortization	2,922	1,365
Outsourced technology services	2,671	1,012
FDIC insurance premiums	1,836	190
Professional fees	705	893
Core deposit intangible amortization	535	580
Other expenses	9,383	8,327

Total non-interest expense	50,175	53,155

Income before income taxes	25,231	27,654
Income tax expense	8,543	9,578

Net income	16,688	18,076
Preferred stock dividends	844	769

Net income available to common stockholders	$15,844	17,307

Basic earnings per common share	$2.01	2.19

Diluted earnings per common share	$1.98	2.14

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

				Accumulated
				other	Total
	Preferred	Common	Retained	comprehensive	stockholders’
	Stock	stock	earnings	income	equity

Balance at December 31, 2008	$50,000	117,613	362,477	8,972	539,062
Comprehensive income:
Net income	—	—	16,688	—	16,688
Minimum pension liability adjustment, net of income tax benefit of $492	—	—	—	(759)	(759)
Unrealized gains on available-for-sale investment securities, net of income tax expense of $1,423	—	—	—	4,193	4,193
Less reclassfication adjustments for gains included in net income, net of income tax expense of $18	—	—	—	(29)	(29)

Other comprehensive income					3,405

Total comprehensive income					20,093

Common stock transactions:
15,034 non-vested common shares issued	—	—	—	—
74,754 common shares retired	—	(5,640)	—	—	(5,640)
18,163 stock options exercised, net of 32,721 shares tendered in payment of option price and income tax withholding amounts	—	(250)	—	—	(250)
Stock option tax benefit	—	628	—	—	628
Stock-based compensation expense	—	164	—	—	164
Cash dividends declared:
Common ($0.65 per share)	—	—	(5,128)	—	(5,128)
Preferred (6.75%)	—	—	(844)	—	(844)

Balance at March 31, 2009	$50,000	112,515	373,193	12,377	548,085

Balance at December 31, 2007	$—	29,773	416,425	(1,755)	444,443
Cumulative effect of adoption of new accounting principle			(633)		(633)
Comprehensive income:
Net income	—	—	18,076		18,076
Minimum pension liability adjustment, net of income tax benefit of $16	—	—		(30)	(30)
Unrealized gains on available-for-sale investment securities, net of income tax expense of $6,322	—	—		9,745	9,745
Less reclassfication adjustments for gains included in net income, net of income tax expense of $24				(37)	(37)

Other comprehensive income					9,678

Total comprehensive income					27,754

Preferred stock transactions:
5,000 shares issued	50,000	—	—		50,000
Preferred stock issuance costs	—	—	(38)		(38)
Common stock transactions:
143,338 common shares retired	—	(12,443)	—		(12,443)
22,194 stock options exercised, net of 13,334 shares tendered in payment of option price and income tax withholding amounts	—	457	—		457
Stock option tax benefit	—	539	—		539
Stock-based compensation expense	—	349	—		349
Transfer from retained earnings to common stock		100,000	(100,000)		—
Cash dividends declared:
Common ($0.65 per share)	—	—	(5,207)		(5,207)
Preferred (6.75%)	—	—	(769)		(769)

Balance at March 31, 2008	$50,000	118,675	327,854	7,923	504,452

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$16,688	18,076
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(633)
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	191	(203)
Provision for loan losses	9,600	2,363
Net loss on disposal of property and equipment	97	—
Depreciation expense	3,061	3,904
Amortization of mortgage servicing rights	2,922	1,365
Net premium amortization on investment securities	98	203
Net gain on disposal of investment securities	(47)	(61)
Amortization of core deposit intangibles	535	580
Net impairment charges (recoveries) on mortgage servicing rights	(2,847)	3,552
Net increase in cash surrender value of company-owned life insurance	(215)	(585)
Stock-based compensation expense	176	349
Excess tax benefits from stock-based compensation	615	(529)
Deferred income taxes	(598)	(1,527)
Changes in operating assets and liabilities:
Increase in loans held for sale	(13,974)	(6,451)
Increase (decrease) in interest receivable	1,618	(1,540)
Decrease (increase) in other assets	(7,208)	173
Increase in accrued interest payable	747	1,817
Increase (decrease) in accounts payable and accrued expenses	(1,747)	6,789

Net cash provided by operating activities	9,712	27,642

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(2,882)	(3,911)
Available-for-sale	(99,391)	(122,549)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	3,066	2,748
Available-for-sale	130,779	223,379
Purchases and originations of mortgage servicing rights	(3,886)	(2,074)
Extensions of credit to customers, net of repayments	43,000	(95,253)
Recoveries of loans charged-off	501	531
Proceeds from sales of other real estate	163	207
Net capital expenditures	(10,310)	(5,579)
Capital contributions to unconsolidated subsidiaires	—	(620)
Acquistion of banks & data services company, net of cash and cash equivalents received	—	(135,706)

Net cash (used in) provided by investing activities	61,040	(138,827)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2009	2008

Cash flows from financing activities:
Net increase in deposits	$275,388	90,621
Net increase (decrease) in federal funds purchased	(30,625)	39,960
Net decrease in repurchase agreements	(136,787)	(73,804)
Net decrease in other borrowed funds	(21,047)	(939)
Borrowings of long-term debt	—	108,000
Repayments of long-term debt	(2,152)	(15,650)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	—	20,620
Net (increase) decrease in debt issuance costs	32	(1,120)
Preferred stock issuance costs	—	(38)
Proceeds from issuance of common stock	—	457
Excess tax benefits from stock-based compensation	615	529
Purchase and retirement of common stock	(5,890)	(12,443)
Dividends paid on preferred stock	(844)	—
Dividends paid on common stock	(5,128)	(5,207)

Net cash provided by financing activities	73,562	150,986

Net increase in cash and cash equivalents	144,314	39,801
Cash and cash equivalents at beginning of period	314,030	249,246

Cash and cash equivalents at end of period	$458,344	289,047

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for each of the three month periods ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2008 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2009 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2)	Computation of Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Net income	$16,688	18,076
Less preferred stock dividends	844	769

Net income available to common shareholders, basic and diluted	15,844	17,307

Weighted average common shares outstanding	7,879,448	7,919,840
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	127,879	174,381

Weighted average common and common equivalent shares outstanding	8,007,327	8,094,221

Basic earnings per common share	$2.01	2.19
Diluted earnings per common share	$1.98	2.14

The Company had 308,882 and 221,941 stock options outstanding that were antidilutive as of March 31, 2009 and 2008, respectively, that are not included in the above calculations of diluted earnings per share.

(3)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased the Company’s March 31, 2009 tier 1 and total risk-based capital ratios.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2009 and December 31, 2008, the Company exceeded all capital adequacy requirements to which it is subject.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of March 31, 2009 and December 31, 2008 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009:
Total risk-based capital:
Consolidated	$621,732	11.90%	$417,911	8.00%	NA	NA
FIB	470,164	10.65	353,120	8.00	$441,401	10.00%
Wall	51,794	12.70	32,617	8.00	40,771	10.00
Sturgis	49,650	13.02	30,499	8.00	38,124	10.00
Tier 1 risk-based capital:
Consolidated	521,101	9.98	208,955	4.00	NA	NA
FIB	399,745	9.06	176,560	4.00	$264,840	6.00%
Wall	46,636	11.44	16,309	4.00	24,463	6.00
Sturgis	44,854	11.77	15,250	4.00	22,874	6.00
Leverage capital ratio:
Consolidated	521,101	8.06	258,615	4.00	NA	NA
FIB	399,745	7.28	219,504	4.00	$274,381	5.00%
Wall	46,636	9.87	18,893	4.00	23,616	5.00
Sturgis	44,854	10.19	17,609	4.00	22,011	5.00

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total risk-based capital:
Consolidated	$554,418	10.49%	$422,952	8.00%	NA	NA
FIB	459,785	10.33	356,100	8.00	$445,125	10.00%
Wall	51,417	12.13	33,907	8.00	42,383	10.00
Sturgis	48,432	12.42	31,184	8.00	38,980	10.00
Tier 1 risk-based capital:
Consolidated	453,070	8.57	211,476	4.00	NA	NA
FIB	388,966	8.74	178,050	4.00	$267,075	6.00%
Wall	46,062	10.87	16,953	4.00	25,460	6.00
Sturgis	43,529	11.17	15,592	4.00	23,388	6.00
Leverage capital ratio:
Consolidated	453,070	7.13	254,085	4.00	NA	NA
FIB	388,966	7.16	217,247	4.00	$271,559	5.00%
Wall	46,062	9.65	19,093	4.00	23,867	5.00
Sturgis	43,529	9.79	17,781	4.00	22,226	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(4)	Impaired Loans

Impaired loans include non-consumer loans placed on non-accrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

	March 31, 2009		December 31, 2008

	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Reserves

Impaired loans
With specific loan loss reserves assigned	$29,256	$10,656	$17,749	$8,015
With no specific loan loss reserves assigned	61,285	—	66,667	—

Total impaired loans	$90,541	$10,656	$84,416	$8,015

The average recorded investment in impaired loans was $90,052 for the three months ended March 31, 2009 and $33,050 for the three months ended March 31, 2008. If interest on impaired loans had been accrued, interest income on impaired loans during the three months ended March 31, 2009 and 2008, would have been approximately $1,320 and $597, respectively. At March 31, 2009, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

(5)	Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows:

Three months ended March 31,	2009	2008

Balance at beginning of period	$87,316	$52,355
Allowance of acquired banking offices	—	14,463
Provision charged to operating expense	9,600	2,363
Less loans charged-off	(5,194)	(1,297)
Add back recoveries of loans previously charged-off	501	531

Balance at end of period	$92,223	$68,415

(6)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2009, commitments to extend credit to existing and new borrowers approximated $1,217,961, which includes $406,260 on unused credit card lines and $284,020 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2009, the Company had outstanding standby letters of credit of $100,286. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(7)	Commitments

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $20,344 as of March 31, 2009.

(8)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company paid cash of $22,073 and $29,855 for interest during the three months ended March 31, 2009 and 2008, respectively. The Company paid cash for income taxes of $7,750 and $389 during the three months ended March 31, 2009 and 2008, respectively.

On January 8, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred stock was issued in partial consideration for the acquisition of the First Western banks.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

(9)	Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company consistently applies valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157, “Fair Value Measurements,” establishes a fair value hierarchy that give the highest priority to unadjusted quoted prices in active markets for identical assets and lowest priority to unobservable inputs. The three levels of the fair value hierarchy are described below:
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
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$—	937,214	—
Mortgage servicing rights	—	16,349	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data and customized discounting criteria. During the first quarter of 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. As of March 31, 2009, the Company had approximately $18,600 of impaired loans recorded at fair value.

Non-Financial Assets and Non-Financial Liabilities: Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on observable market data and customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $7,059 during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $484. Other than foreclosed assets measured at fair value upon initial recognition, foreclosed assets with fair values of $2,782 were remeasured during the three months ended March 31, 2009. The remeasurement resulted in a $125 charge to other expenses.

(10)	Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Beginning January 1, 2009, the Company has one operating segment, community banking, which encompasses commercial and consumer banking and financial services offered to individuals, businesses, municipalities and other entities. Activities conducted by the Parent Company and its nonbank subsidiaries are incidental to community banking and, therefore, are not considered operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Prior to 2009, the Company reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech Corporation (“i_Tech”), the Company’s wholly-owned technology services subsidiary, to affiliated and non-affiliated customers. On December 31, 2008, the Company sold i_Tech and moved certain operational functions previously provided by i_Tech to First Interstate Bank, a banking subsidiary of the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents prior year segment information. The “other” category includes the net funding costs and other expenses of the Parent Company, the operational results of consolidated nonbank subsidiaries and intercompany eliminations.

	Three Months Ended March 31, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$60,042	31	(3,270)	56,803
Provision for loan losses	2,363	—	—	2,363

Net interest income (expense) after provision	57,679	31	(3,270)	54,440
Non-interest income:
External sources	20,521	5,243	605	26,369
Internal sources	—	3,230	(3,230)	—

Total non-interest income	20,521	8,473	(2,625)	26,369
Non-interest expense	48,113	6,609	(1,567)	53,155

Income (loss) before income taxes	30,087	1,895	(4,328)	27,654
Income tax expense (benefit)	10,474	749	(1,645)	9,578

Net income (loss)	$19,613	1,146	(2,683)	18,076

Depreciation and core deposit intangibles amortization	$4,393	—	91	4,484

(11)	Long-Term Debt

In January 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. As of March 31, 2009, the Company was in violation of a financial performance covenant related to non-performing assets included in the Credit Agreement. The Company has requested, and expects to obtain, a waiver or modification of this covenant in the near term. If a waiver or modification is not obtained, the syndicated banks will be entitled to pursue the remedies available under the Credit Agreement including an acceleration of the full amount due thereunder. As of March 31, 2009, the Company had $41 million outstanding under the Credit Agreement. If the Credit Agreement is not modified, management expects that similar waivers will be required in future periods.

(12)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(revised 2007), “Business Combinations,” which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In April 2008, the FASB issued Staff Position (“FSP”) No. 141(R)-1, amending and clarifying SFAS No. 141(revised) on initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS No. 141(revised 2007) and FSP No. 141(R)-1 are applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. Adoption of SFAS No. 160 on January 1, 2009 did not impact the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of SFAS No. 161 on January 1, 2009 did not impact the Company’s consolidated financial statements, results of operations or liquidity.
Emerging Issues Task Force. In September 2008, the FASB ratified EITF Issue No. 08-5 (“EITF 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement such as a guarantee and clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. Adoption of EITF 08-5 on January 1, 2009 did not impact the Company’s consolidated financial statements, results of operations or liquidity.
FASB Staff Positions. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to allow for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company was required to adopt SFAS No. 157 for the assets and liabilities within the scope of FSP 157-2 effective January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of FSP 142-3 on January 1, 2009 did not impact the Company’s consolidated financial statements, results of operations or liquidity.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. Adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring all publicly traded companies to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, “Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amending other-than-temporary impairment guidance in U.S. GAAP for debt securities, making the guidance for determining other-than-temporary impairment more operational and improving the financial statements presentation and disclosure of other-than-temporary impairments on debt and equity securities. Under the guidance in FSP FAS 115-2 and FAS 124-2, other-than-temporary impairment must be recorded if either of the following conditions is met: (a) the entity has the intent to sell an impaired debt security or (b) it is more likely that not that the entity will be required to sell an impaired debt security before its anticipated recovery. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company expects adoption of FSP FAS 115-2 and FAS 124-2 effective June 30, 2009, will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” and identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also amends the disclosure requirements of SFAS No. 157 to require reporting entities to (a) disclose in interim and annual periods that inputs and valuation techniques used to measure fair value and discuss changes in valuation techniques and related inputs, if any, during the period and (b) define major categories for equity and debt securities to be major security types as described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company expects adoption of FSP FAS 157-4 effective June 30, 2009, will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008: (i) credit losses; (ii) concentrations of real estate loans; (iii) commercial loan risk; (iv) economic conditions in Montana, Wyoming and South Dakota; (v) adequacy of the allowance for loan losses; (vi) soundness of other financial institutions; (vii) recent market developments; (viii) recent legislative and regulatory efforts to stabilize financial markets; (ix) changes in interest rates; (x) inability to meet liquidity requirements; (xi) disruptions and illiquidity in credit markets; (xii) inability of our bank subsidiaries to pay dividends; (xiii) failure to meet debt covenants; (xiv) competition; (xv) inability to manage risks in turbulent and dynamic market conditions; (xvi) inability to grow our business; (xvii) environmental remediation and other costs; (xviii) breach in information system security; (xix) failure of technology; (xx) failure to effectively implement technology-driven products and services; (xxi) ineffective internal operational controls; (xxii) dependence on our management team; (xxiii) impairment of goodwill; (xxiv) the ability to attract and retain qualified employees; (xxv) disruption of vital infrastructure and other business interruptions; (xxvi) litigation pertaining to fiduciary responsibilities; (xxvii) changes in or noncompliance with governmental regulations; (xxviii) capital required to support our bank subsidiaries; (xxix) increases in deposit premiums; and, (xxx) investment risks affecting holders of common stock.
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
     Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. As a result, our historical experience has provided for an adequate allowance for loan losses. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected banks in the western and central regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocated fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 describes our accounting policy with regard to goodwill.
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Notes 1 and 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 describe the methodology we use to determine fair value of mortgage servicing rights.

EXECUTIVE OVERVIEW
     Net income available to common shareholders was $15.8 million, or $1.98 per diluted common share, for the quarter ended March 31, 2009. This is a decrease of $1.5 million, or 8.5%, as compared to $17.3 million, or $2.14 per diluted common share, for the same period in 2008.
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and South Dakota, the economic conditions in each of these states are particularly important. Although we are feeling the impact of the national recession, our local economies have not been as severely impacted as many other areas of the United States.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $2.2 million, or 3.7%, to $60.3 million for the three months ended March 31, 2009 as compared to $58.2 million for the same period in 2008, primarily due to increases in average earning assets. Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 17 basis points to 4.12% for the three months ended March 31, 2009, from 4.29% during the same period in the prior year. Interest free and low-cost funding sources, including demand deposits, federal funds purchased and other short-term borrowings, comprised a smaller percentage of our funding base during first quarter 2009, as compared to the same period in 2008.
     During first quarter 2009, we experienced deterioration in credit quality, particularly in real estate development loans. This deterioration resulted in higher levels of non-performing and internally risk classified loans. Our non-performing loans increased $12.7 million, or 14.0%, to $103.7 million, or 2.19% of total loans, as of March 31, 2009, compared to $90.9 million, or 1.90% of total loans, as of December 31, 2008 and $58 million, or 1.33% of total loans, as of March 31, 2008. Loan charge-offs, net of recoveries, totaled $4.7 million during first quarter 2009, as compared to $9.8 million during fourth quarter 2008 and $766 thousand during first quarter 2008, with all major loan categories showing increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $9.6 million, during first quarter 2009, compared to $20.0 million during fourth quarter 2008 and $2.4 million during first quarter 2008. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio.
     Non-interest income decreased $426 thousand, or 1.6%, to $25.9 million for the quarter ended March 31, 2009 as compared to $26.4 million for the same period in the prior year. Increases in income from the origination and sale of loans were partially offset by decreases in technology services revenues due to the sale of i_Tech, our technology services subsidiary, in December 2008. In addition, during first quarter 2008, we recorded one-time gains of $1.6 million on the mandatory redemption of VISA stock and $1.1 million from the release of escrow funds related to the 2006 sale of our interest in an internet bill payment company.
     Non-interest expense decreased $3.0 million, or 5.6%, to $50.2 million for the quarter ended March 31, 2009 as compared to $53.2 million for the same period in the prior year. Increases in FDIC insurance premiums and mortgage servicing rights amortization were more than offset by the reversal of impairment on capitalized mortgage servicing rights. In addition, outsourced technology services expense increased during first quarter 2009, as compared to first and fourth quarter 2008, primarily due to the sale of i_Tech in December 2008. Increases in outsourced technology services expense were largely offset by decreases in salaries, wages and benefits, occupancy, furniture and equipment and other non-interest expenses.
     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to ensure our long-term success and conserve capital. On April 7, 2009, we paid a dividend of $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, we limited repurchase of common stock outside of our 401(k) retirement plan to no more than 500 shares per shareholder requesting redemption during first quarter 2009. On April 13, 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved. We elected not to participate in this capital opportunity and will continue to evaluate other alternative sources of additional capital.
     On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, increased our tier 1 and total risk-based capital ratios by 1.18%. Our March 31, 2009 tier 1 risk-based capital ratio was 9.98%, compared to 8.57% as of December 31, 2008. Our March 31, 2009 total risk-based capital ratio was 11.90%, compared to 10.49% as of December 31, 2008.
     The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

RESULTS OF OPERATIONS
     Net Interest Income. Net interest income, our largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (spread). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the spread.
     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,762,021	70,569	6.01%	4,246,302	78,028	7.39%
Investment securities (1)	1,033,457	12,489	4.90	1,117,297	13,774	4.96
Federal funds sold	143,779	85	0.24	71,345	526	2.97
Interest bearing deposits in banks	1,395	4	1.16	12,172	128	4.23

Total interest earning assets	5,940,652	83,147	5.68%	5,447,116	92,456	6.83%
Non-interest earning assets	663,661			618,092

Total assets	$6,604,313			6,065,208

Interest bearing liabilities:
Demand deposits	$1,064,938	1,270	0.48%	1,132,987	4,464	1.58%
Savings deposits	1,242,301	2,642	0.86	1,085,952	5,532	2.05
Time deposits	2,010,757	15,592	3.14	1,563,048	17,139	4.41
Federal funds purchased	15,458	10	0.26	38,341	281	2.95
Borrowings (2)	518,580	801	0.63	573,463	3,383	2.37
Long-term debt	82,154	841	4.15	86,805	1,207	5.59
Subordinated debentures	123,715	1,664	5.45	122,163	2,300	7.57

Total interest bearing liabilities	5,057,903	22,820	1.83%	4,602,759	34,306	2.94%

Non-interest bearing deposits	935,944			918,942
Other non-interest bearing liabilities	69,524			58,240
Stockholders’ equity	540,942			485,267

Total liabilities and stockholders’ equity	$6,604,313			6,065,208

Net FTE interest		$60,327			$58,150
Less FTE adjustments		(1,264)			(1,347)

Net interest income from consolidated statements of income		$59,063			$56,803

Interest rate spread			3.85%			3.83%

Net FTE yield on interest earning assets (3)			4.12%			4.29%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Net interest income, on a fully taxable equivalent, or FTE, basis, increased $2.2 million, or 3.7%, to $60.3 million for the three months ended March 31, 2009 as compared to $58.2 million for the same period in 2008, and remained stable as compared to $60.8 million for the three months ended December 31, 2008. The first quarter 2009 increase, as compared to first quarter 2008, is primarily due to internal growth in average earning assets combined with a slight increase in the spread between rates earned on interest earning assets and rate paid on interest bearing liabilities. Market interest rates declined steadily during 2008, causing the average yield on interest earning assets to decrease 115 basis points to 5.68% during first quarter 2009 from 6.83% during first quarter 2008, while the average cost of funds decreased 111 basis points to 1.83% during first quarter 2009 from 2.94% during first quarter 2008.
     Despite growth in average interest earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 17 basis points to 4.12% for the three months ended March 31, 2009, from 4.29% during the same period in the prior year. Interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings, comprised a smaller percentage of our total funding base during first quarter 2009, which reduced our FTE net interest margin.
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
Analysis of Interest Changes Due To Volume and Rates

	Three Months Ended March 31,
	2009 Compared with 2008
(Dollars in thousands)	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$9,398	(16,857)	(7,459)
Investment securities (1)	(1,025)	(260)	(1,285)
Interest bearing deposits in banks	(112)	(12)	(124)
Federal funds sold	530	(971)	(441)

Total change	8,791	(18,100)	(9,309)

Interest bearing liabilites:
Demand deposits	(266)	(2,928)	(3,194)
Savings deposits	790	(3,680)	(2,890)
Time deposits	4,869	(6,416)	(1,547)
Federal funds purchased	(166)	(105)	(271)
Borrowings (2)	(321)	(2,261)	(2,582)
Long-term debt	(64)	(302)	(366)
Subordinated debentures	29	(665)	(636)

Total change	4,871	(16,357)	(11,486)

Increase in FTE net interest income	$3,920	(1,743)	2,177

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.

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
     The provision for loan losses was $9.6 million for the three months ended March 31, 2009, as compared to $20.0 million during fourth quarter 2008 and $2.4 million for first quarter 2008. Fluctuations in provisions for loan losses reflect our assessment of the estimated effects of current economic conditions on our loan portfolio. Weakening economic conditions have particularly affected the performance of many of our real estate development loans. For additional information regarding non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Non-interest income decreased $426 thousand, or 1.6%, to $25.9 million for the three months ended March 31, 2009, as compared to $26.4 million for the same period in 2008. Non-interest income decreased $26.5 million, or 50.6%, to $25.9 million for the three months ended March 31, 2009, as compared to $52.5 million for the three months ended December 31, 2008. Significant components of the decreases are discussed below.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $6.9 million, or 202.8%, to $10.2 million for the three months ended March 31, 2009, as compared to $3.4 million for the same period in 2008. Income from the origination and sale of loans increased $7.4 million, or 262.0%, to $10.2 million for the three months ended March 31, 2009, as compared to $2.8 million during fourth quarter 2008. Decreases in market interest rates caused an increase in demand for 15 and 30 year loans, which we sell into the secondary market. During the first quarter 2009, we sold $424 million of loans into the secondary market, compared to $119 million during fourth quarter 2008 and $191 million during the first quarter of 2008.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues decreased $706 thousand, or 21.9%, to $2.5 million for the three months ended March 31, 2009, as compared to $3.2 million for the same period in 2008. Wealth management revenues decreased $261 thousand, or 9.4%, to $2.5 million for the three months ended March 31, 2009, as compared to $3.8 million for three months ended December 31, 2008. These decreases are primarily due to reductions in the market values of assets under trust management.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased $2.2 million, or 60.9%, to $1.4 million for the three months ended March 31, 2009, as compared to $3.6 million for the same period in 2008. During first quarter 2008 we recorded non-recurring gains of $1.6 million on the mandatory redemption of our class B shares of Visa, Inc. and $1.1 million from the release of escrow funds related to the December 2006 sale of our interest in an internet bill payment company, iPay Technologies, LLC. Other income decreased $1.7 million, or 54.2% to $1.4 million for the three months ended March 31, 2009, as compared to $3.1 million for the three months ended December 31, 2008, primarily due to decreases in earnings of securities held under deferred compensation plans.
     On December 31, 2008, we completed the sale of i_Tech to Fiserv Solutions, Inc. We recorded a $27.1 million net gain on the sale in 2008. i_Tech provided technology support services to us, our bank and non-bank subsidiaries, and to non-affiliated customers in our market areas and nine additional states. During first quarter 2008, i_Tech generated $4.4 million in non-affiliate revenues. Subsequent to the sale, we no longer receive technology services revenues from non-affiliates.
     Non-interest Expense. Non-interest expense decreased $3.0 million, or 5.6%, to $50.2 million for the three months ended March 31, 2009, as compared to $53.2 million for the same period in 2008. Significant components of the decrease are discussed below.

     Furniture and equipment expense decreased $1.6 million, or 34.9%, to $3.0 million for the three months ended March 31, 2009, as compared to $4.6 million for the same period in 2008. Furniture and equipment expense decreased $1.8 million, or 37.0%, to $3.0 million for the three months ended March 31, 2009, as compared to $4.8 million for the three months ended December 31, 2008. Decreases in equipment maintenance and depreciation expense during first quarter 2009, as compared to fourth and first quarters 2008, were due primarily to the sale of i_Tech in December 2008.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. Significant declines in long-term interest rates during December 2008 caused prepayment assumptions to be adjusted upward leading to a reduction in the anticipated period of estimated net servicing income. These changes resulted in additional mortgage servicing rights amortization during first quarter 2009. Mortgage servicing rights amortization increased $1.6 million, or 114.1%, to $2.9 million for the three months ended March 31, 2009, as compared to $1.4 million for the same period in 2008. Mortgage servicing rights amortization increased $1.0 million, or 52.7%, to $2.9 million for the three months ended March 31, 2009, as compared to $1.9 million for the three months ended December 31, 2008.
     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During first quarter 2009, we reversed previously recorded impairment of $2.8 million, compared to recording additional impairment of $3.6 million during first quarter 2008 and $10.0 million during fourth quarter 2008.
     FDIC insurance premiums increased $1.6 million, or 866.3%, to $1.8 million for the three months ended March 31, 2009, compared to $190 thousand for the same period in 2008. FDIC insurance premiums increased $737 thousand, or 67.1%, to $1.8 million for the three months ended March 31, 2009, compared to $1.1 million for the three months ended December 31, 2008. In December 2008, the FDIC finalized a rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in FDIC insurance premiums during the first quarter of 2009, as compared to first quarter of 2008, was also partly related to the full utilization of one-time credits provided by the FDIC to offset the cost of FDIC insurance premiums for “well-managed” banks. The available credits offset assessments through June 30, 2008. In addition, we elected to participate in the deposit insurance coverage guarantee program during fourth quarter 2008. The fee assessment for deposit insurance coverage on deposits insured under this program is 10 basis points per annum.
     In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, the new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments depending upon various assessment factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment based on deposits as of June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. We cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond our control.
     Outsourced technology services expense increased $1.7 million, or 163.9%, to $2.7 million for the three months ended March 31, 2009, compared to $1.0 million for the same period in 2008. Outsourced technology services expense increased $1.5 million, or 136.4%, to $2.7 million for the three months ended March 31, 2009, compared to $1.1 million for the three months ended December 31, 2008. Concurrent with the December 31, 2008 sale of i_Tech, we entered into a service agreement with Fiserv Solutions, Inc. to receive data processing, electronic funds transfer and other technology services previously provided by i_Tech.

     Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; director fees; and, other losses. Other expenses increased $1.1 million, or 12.7%, to $9.4 million for the three months ended March 31, 2009, as compared to $8.3 million for the same period in 2008. This increase is due, in part, to increases in debit card transaction fees of $422 thousand. Prior to 2009, debit card transactions were processed internally through i_Tech. Beginning in 2009 these transactions are processed by a third party. Also contributing to the increase in other expense during first quarter 2009, as compared to the same period in the prior year, was the first quarter 2008 reversal of a $625 thousand contingency accrual related to an indemnification agreement with Visa USA.
     Other expenses decreased $2.1 million or 18.0%, to $9.4 million for the three months ended March 31, 2009, as compared to $11.4 million for the three months ended December 31, 2008, primarily due to decreases in public relations, donations, miscellaneous loan, telephone, travel and various other expenses. Management attributes these reductions to a concentrated focus on reducing controllable non-interest expenses in 2009, combined decreases in other expenses resulting from the sale of i_Tech in December 2008 and fluctuations in the timing of cash based expenses. In addition, advertising expense decreased $653 thousand during first quarter 2009, as compared to fourth quarter 2008, due primarily to variations in the timing of advertising campaigns.
     Income Tax Expense. Our effective federal income tax rate was 29.6% for the three months ended March 31, 2009 and 30.2% for the three months ended March 31, 2008. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the three months ended March 31, 2009, and 4.4% for the three months ended March 31, 2008. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
OPERATING SEGMENT RESULTS
     Our only operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. Activities conducted by the Parent Company and its nonbank subsidiaries are incidental to community banking and, therefore, are not considered operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     Prior to 2009, we reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech to affiliated and non-affiliated customers. On December 31, 2008, we sold i_Tech and moved certain operational functions previously provided by i_Tech to our banking subsidiaries.
FINANCIAL CONDITION
     Total assets increased $94 million, or 1.4%, to $6,723 million as of March 31, 2009, from $6,628 million as of December 31, 2008, due to internal growth.
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve.

     The following table presents the composition of our loan portfolio as of the dates indicated:
Loan Portfolio

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Real estate loans:
Residential	$574,250	$587,464
Agricultural	194,746	191,831
Commercial	1,536,644	1,483,967
Construction	750,345	790,177
Mortgage loans originated for sale	61,050	47,076

Total real estate loans	3,117,035	3,100,515

Consumer:
Indirect consumer loans	414,845	417,243
Credit card loans	52,247	54,164
Other consumer loans	197,867	198,324

Total consumer loans	664,959	669,731

Commercial	798,416	853,798
Agricultural	143,842	145,876
Other loans, including overdrafts	1,429	2,893

Total loans	$4,725,681	$4,772,813

     Total loans decreased $47 million, or 1.0%, to $4,726 million as of March 31, 2009 from $4,773 million as of December 31, 2008, with all major loan categories showing decreases with the exception of commercial real estate loans. Management attributes low loan demand during first quarter 2009 to the impact of the broad recession in our market areas.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $25 million, or 2.3%, to $1,047 million as of March 31, 2009 from $1,072 million as of December 31, 2008. Pledging requirements for deposits of state and political subdivision and securities sold under repurchase agreements decreased with the introduction of the FDIC’s Temporary Liquidity Guarantee Program, or TLGP. The TLGP, among other things, provides full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits accounts through December 31, 2009. Since fewer investment securities were needed to meet pledging requirements, proceeds from maturities and calls of investment securities during first quarter 2009 were reinvested in more liquid investments, primarily federal funds sold.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2009, we had investment securities with fair values of $11 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $364 thousand as of March 31, 2009, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2009 or 2008.
     Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment. Impairment adjustments, if any, are recorded through a valuation allowance. Net mortgage servicing rights increased $4 million, or 34.6%, to $15 million as of March 31, 2009 from $11 million as of December 31, 2008, primarily due to higher levels of loans originated by our branch banking offices and sold on the secondary market and decreases in impairment reserves during first quarter 2009.

     Other Real Estate Owned. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $13 million, or 209.5%, to $19 million as of March 31, 2009 from $6 million as of December 31, 2008, primarily due to the foreclosure on collateral securing the loans of one residential real estate developer and one commercial real estate borrower. For additional information regarding OREO, see “Non-Performing Assets” included herein.
     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. The following table summarizes our deposits as of the dates indicated:
Deposits

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Non-interest bearing demand	$943,876	$985,155

Interest bearing:
Demand	1,070,637	1,059,818
Savings	1,349,858	1,198,783
Time, $100 and over	885,017	821,437
Time, other	1,200,259	1,109,066

Total interest bearing	4,505,771	4,189,104

Total deposits	$5,449,647	$5,174,259

     Total deposits increased $275 million, or 5.3%, to $5,450 million as of March 31, 2009 from $5,174 million as of December 31, 2008. All categories of deposits demonstrated growth during first quarter 2009, with the exception of non-interest bearing demand deposits. During first quarter 2009, there was a shift in the mix of deposits from lower-cost deposits including non-interest bearing and interest bearing demand deposits to higher costing savings and time deposits.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $137 million, or 26.0%, to $389 million as of March 31, 2009 from $526 million as of December 31, 2008, primarily due to fluctuations in the liquidity needs of our customers and the introduction of full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits under the TLGP, as discussed above.
     Other Borrowed Funds. Other borrowed funds decreased $21 million, or 26.6% to $58 million as of March 31, 2009 from $79 million as of December 31, 2008. The decrease was due to the scheduled repayments of short-term borrowings from the Federal Home Loan Bank of Seattle.

ASSET QUALITY
     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, loans renegotiated in troubled debt restructurings and OREO.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2009	2008	2008	2008	2008

Non-performing loans:
Non-accrual loans	$90,852	85,632	84,244	71,100	50,984
Accruing loans past due 90 days or more	11,348	3,828	3,676	20,276	6,036
Restructured loans	1,453	1,462	1,880	1,027	1,027

Total non-performing loans	103,653	90,922	89,800	92,403	58,047
OREO	18,647	6,025	3,171	2,705	874

Total non-performing assets	$122,300	96,947	92,971	95,108	58,921

Non-performing loans to total loans	2.19%	1.90%	1.89%	2.02%	1.33%
Non-performing assets to total loans and OREO	2.58%	2.03%	1.96%	2.08%	1.34%

     Non-performing assets increased $25 million, or 26.2%, to $122 million as of March 31, 2009, as compared to $97 million as of December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current weak economic conditions. Deterioration in the housing market during the last year combined with the effects of the broad recession have negatively impacted credit performance of real estate related loans. In addition, market turmoil has led to a lack of consumer confidence. The resulting reduction in general business activity in our market areas has caused an increase in the level of commercial and consumer delinquencies.
     Non-accrual loans of $91 million as of March 31, 2009, included residential real estate development loans of $61 million, other commercial real estate loans of $18 million, commercial loans of $7 million, agricultural loans of $3 million and consumer loans of $2 million, compared to residential real estate development loans of $39 million, other commercial real estate loans of $33 million, commercial loans of $8 million, agricultural loans of $3 million and consumer loans of $3 million as of December 31, 2008. Non-accrual loans increased $5 million, or 6.1%, to $91 million as of March 31, 2009, as compared to $86 million as of December 31, 2008. This increase primarily occurred in loans to commercial real estate and real estate development borrowers placed on non-accrual during first quarter 2009.
     Accruing loans past due 90 days or more increased $8 million, or 196.5%, to $11 million as of March 31, 2009, as compared to $4 million as of December 31, 2008, primarily due to the loans of one commercial real estate borrower. These loans, which are believed to be adequately collateralized, are in the process of collection but may placed on non-accrual during second quarter 2009.
     Our OREO includes properties acquired through foreclosure or in lieu of foreclosures. OREO increased $13 million, or 209.5%, to $19 million as of March 31, 2009 from $6 million as of December 31, 2008. Approximately 54% of this increase is due to one real estate development property transferred from non-accrual loans to OREO during first quarter 2009. The March 31, 2009 OREO balance included approximately $7 million of residential real estate development properties, $5 million of 1-4 family residential properties and approximately $7 million of commercial properties.
     Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. These loans are not included in the non-performing assets table above. There can be no assurance that we have identified and internally risk classified all of our potential non-performing loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may continue or worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there may be other loans that will become 90 days or more past due, be placed on non-accrual, be renegotiated or become OREO in the future. Given the current economic environment, we expect the level of problem loans to continue to increase in 2009.

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
     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2009	2008	2008	2008	2008

Balance at beginning of period	$87,316	77,094	72,650	68,415	52,355
Allowance of acquired banking offices	—	—	—	—	14,463
Provision charged to operating expense	9,600	20,036	5,636	5,321	2,363
Less loans charged off	(5,194)	(10,118)	(1,653)	(1,627)	(1,297)
Add back recoveries of loans previously charged off	501	304	461	541	531

Net loans charged-off	(4,693)	(9,814)	(1,192)	(1,086)	(766)

Balance at end of period	$92,223	87,316	77,094	72,650	68,415

Period end loans	$4,725,681	4,772,813	4,744,675	4,570,655	4,384,346
Average loans	4,762,021	4,527,987	4,672,200	4,458,678	4,246,302
Annualized net loans charged off to average loans	0.40%	0.86%	0.09%	0.09%	0.07%
Allowance to period end loans	1.95%	1.83%	1.62%	1.59%	1.56%

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
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $9 million, or 1.7%, to $548 million as of March 31, 2009 from $539 million as of December 31, 2008, due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. We paid aggregate cash dividends of $5.1 million to common shareholders and $844 thousand to preferred shareholders during the three months ended March 31, 2009.
     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to ensure our long-term success and conserve capital. On April 7, 2009, we paid a dividend of $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, we limited repurchase of common stock outside of our 401(k) retirement plan to no more than 500 shares per shareholder requesting redemption during first quarter 2009.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2009 and December 31, 2008, our bank subsidiaries each had capital levels that, in all cases, exceeded the well-capitalized guidelines. On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, increased our tier 1 and total risk-based capital ratios by 1.18%. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements — Regulatory Capital” contained herein.

     In recent years, we have experienced significant growth in earning assets through a combination of organic loan and deposit growth in our existing market areas and expansion into new market areas through acquisition. To support this growth and preserve our “well-capitalized” status with the federal banking agencies, our board of directors, with the assistance of management, is evaluating alternative sources of additional capital. On April 13, 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved. We have elected not to participate in this program and will continue to evaluate alternative sources of additional capital.
     As of March 31, 2009, we had $41 million outstanding under a syndicated credit agreement. The syndicated credit agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock, and the amount of dividends payable to shareholders. As of March 31, 2009, we were in violation of a financial performance covenant related to non-performing assets included in the syndicated credit agreement. We have requested, and expect to obtain, a waiver or modification of this covenant in the near term. If we are not able to obtain a waiver or modification, we will be in default and our creditors will be entitled to pursue their remedies under the syndicated credit agreement including the possibility of an acceleration of the full amount due thereunder. If the syndicated credit agreement is not modified, management expects that similar waivers will be required in future periods.
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
     Other sources of liquidity are available should they be needed. These sources include the drawing of additional funds on our revolving credit facility, the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of March 31, 2009, our income simulation model predicted net interest income would increase $1.5 million, or less than 1%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates. This scenario predicts that our interest earning assets will reprice faster than our funding sources.

     We did not simulate a decrease in interest rates due to the extremely low rate environment as of March 31, 2009. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 12 — Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of March 31, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2009, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.
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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2009.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

January 2009	13,699	$79.64	0	Not Applicable
February 2009	—	—	0	Not Applicable
March 2009	61,055	74.50	0	Not Applicable

Total	74,754	$75.44	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of March 31, 2009, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable or required.
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(6)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(7)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(8)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(6)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(9)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(10)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(11)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(11)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(12)	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent

10.3(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.4(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.5(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(3)†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.7(13)†	2001 Stock Option Plan

10.8(14)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008

10.9(15)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.10(16)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.11(9)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.12(17)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.13(18)†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers

10.14(18)†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers

10.15†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight

10.16(18)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight

10.17(18)†	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle, and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008

10.18(19)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

14.1(20)	Code of Ethics for Chief Executive Officer and Senior Financial Officers

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date May 8, 2009	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date May 8, 2009	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer