Form 10-Q
period 2009-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2009-08-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a Smaller Reporting Company)	Smaller reporting company ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
The Registrant had 7,824,892 shares of common stock outstanding on July 31, 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$223,192	$205,070
Federal funds sold	327,019	107,502
Interest bearing deposits in banks	1,696	1,458

Total cash and cash equivalents	551,907	314,030

Investment securities:
Available-for-sale	953,977	961,914
Held-to-maturity (estimated fair values of $101,545 as of June 30, 2009 and $109,809 as of December 31, 2008)	101,615	110,362

Total investment securities	1,055,592	1,072,276

Loans	4,665,550	4,772,813
Less allowance for loan losses	98,395	87,316

Net loans	4,567,155	4,685,497

Premises and equipment, net	189,349	177,799
Goodwill	183,673	183,673
Core deposit intangible assets, net of accumulated amortization	11,611	12,682
Company-owned life insurance	70,223	69,515
Accrued interest receivable	38,272	38,694
Other real estate owned	31,789	6,025
Mortgage servicing rights, net of accumulated amortization and impairment reserve	20,565	11,002
Net deferred tax asset	4,146	7,401
Other assets	52,636	49,753

Total assets	$6,776,918	$6,628,347

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$986,830	$985,155
Interest bearing	4,538,485	4,189,104

Total deposits	5,525,315	5,174,259

Federal funds purchased	—	30,625
Securities sold under repurchase agreements	368,442	525,501
Accrued interest payable	22,694	20,531
Accounts payable and accrued expenses	44,857	51,290
Other borrowed funds	58,383	79,216
Long-term debt	79,644	84,148
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,223,050	6,089,285

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of June 30, 2009 and December 31, 2008	50,000	50,000
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,824,892 shares as of June 30, 2009 and 7,887,519 shares as of December 31, 2008	111,150	117,613
Retained earnings	382,153	362,477
Accumulated other comprehensive income, net	10,565	8,972

Total stockholders’ equity	553,868	539,062

Total liabilities and stockholders’ equity	$6,776,918	$6,628,347

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$69,655	$75,197	$139,773	$152,763
Interest and dividends on investment securities:
Taxable	9,952	11,065	20,221	22,458
Exempt from federal taxes	1,374	1,508	2,781	3,004
Interest on deposits in banks	4	37	8	165
Interest on federal funds sold	163	261	248	787

Total interest income	81,148	88,068	163,031	179,177

Interest expense:
Interest on deposits	18,929	24,003	38,433	51,138
Interest on federal funds purchased	—	491	10	772
Interest on securities sold under repurchase agreements	175	1,791	418	5,102
Interest on other borrowed funds	418	354	976	426
Interest on long-term debt	798	1,145	1,639	2,352
Interest on subordinated debentures held by subsidiary trusts	1,638	1,913	3,302	4,213

Total interest expense	21,958	29,697	44,778	64,003

Net interest income	59,190	58,371	118,253	115,174
Provision for loan losses	11,700	5,321	21,300	7,684

Net interest income after provision for loan losses	47,490	53,050	96,953	107,490

Non-interest income:
Income from origination and sale of loans	10,359	3,323	20,592	6,702
Other service charges, commissions and fees	6,616	7,162	13,567	14,026
Service charges on deposit accounts	5,071	4,972	9,849	9,845
Wealth managment revenues	2,663	3,304	5,186	6,533
Investment securities gains, net	5	13	52	74
Technology services revenues	—	4,363	—	8,713
Other income	1,904	2,088	3,315	5,701

Total non-interest income	26,618	25,225	52,561	51,594

Non-interest expense:
Salaries, wages and employee benefits	29,543	29,720	57,554	58,065
FDIC insurance premiums	5,528	719	7,364	909
Occupancy, net	3,795	3,979	7,742	8,243
Furniture and equipment	3,011	4,886	6,023	9,513
Outsourced technology services	3,283	841	5,954	1,853
Mortgage servicing rights amortization	2,145	1,431	5,067	2,796
Core deposit intangible amortization	536	641	1,071	1,221
Mortgage servicing rights impairment recovery	(4,418)	(4,297)	(7,265)	(745)
Other expenses	10,665	11,741	20,753	20,961

Total non-interest expense	54,088	49,661	104,263	102,816

Income before income taxes	20,020	28,614	45,251	56,268
Income tax expense	6,684	9,988	15,227	19,566

Net income	13,336	18,626	30,024	36,702
Preferred stock dividends	853	853	1,697	1,622

Net income available to common stockholders	$12,483	$17,773	$28,327	$35,080

Basic earnings per common share	$1.59	$2.27	$3.61	$4.45

Diluted earnings per common share	$1.57	$2.22	$3.56	$4.36

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	For the six months
	ended June 30,
	2009	2008
Total stockholders’ equity at beginning of period	$539,062	$444,443
Cumulative effect of adoption of new accounting principle on January 1, 2008	—	(633)
Comprehensive income:
Net income	30,024	36,702
Other comprhensive income (loss):
Post-retirement liability adjustment, net of income tax effect of $483 in 2009 and $14 in 2008	(743)	(22)
Unrealized gains (losses) on available-for-sale investment securities, net of income tax effect of $1,536 in 2009 and $498 in 2008	2,368	(768)
Less reclassfication adjustments for gains included in net income, net of income tax effect of $20 in 2009 and $29 in 2008	(32)	(45)

Other comprehensive income (loss)	1,593	(835)

Total comprehensive income	31,617	35,867

Preferred stock transactions:
Preferred shares issued, 5,000 in 2008	—	50,000
Preferred stock issuance costs	—	(38)
Common stock transactions:
Non-vested common shares issued, 15,034 in 2009	—	—
Common shares issued, 711 in 2009 and 626 in 2008	43	52
Common shares retired, 99,445 in 2009 and 213,381 in 2008	(7,341)	(18,312)
Stock options exercised of 21,073 in 2009 and 40,920 in 2008, net of shares tendered in payment of option price and income tax withholding amounts of 40,241 in 2009 and 17,668 in 2008	(265)	1,264
Tax benefits related to stock compensation	693	826
Stock-based compensation expense	407	574
Cash dividends declared:
Common, $1.10 per share in 2009 and $1.30 per share in 2008	(8,651)	(10,332)
Preferred (6.75% stated annual rate)	(1,697)	(1,622)

Total stockholders’ equity at end of period	$553,868	$502,089

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,024	$36,702
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(633)
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	164	(232)
Provision for loan losses	21,300	7,684
Depreciation expense	6,063	7,758
Amortization of mortgage servicing rights	5,067	2,796
Net premium amortization on investment securities	318	441
Net gain on calls of available-for-sale investment securities	(52)	(74)
Net loss on sale of other real estate owned, premises and equipment	58	—
Write-down of other real estate owned and equipment pending disposition	932	—
Amortization of core deposit intangible assets	1,071	1,221
Recovery of impairment on mortgage servicing rights	(7,265)	(745)
Net increase in cash surrender value of company-owned life insurance	(708)	(1,185)
Stock-based compensation expense	463	574
Excess tax benefits from stock-based compensation	(678)	(801)
Deferred income taxes	1,736	(951)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	706	(2,796)
Decrease (increase) in interest receivable	422	(2,035)
Increase in other assets	(1,717)	(8,588)
Increase (decrease) in accrued interest payable	2,163	(1,840)
Decrease in accounts payable and accrued expenses	(6,540)	(2,470)

Net cash provided by operating activities	53,527	34,826

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(3,310)	(9,579)
Available-for-sale	(254,051)	(153,426)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	11,981	11,087
Available-for-sale	265,654	341,872
Purchases and originations of mortgage servicing rights	(7,365)	(3,962)
Extensions of credit to customers, net of repayments	68,282	(292,759)
Recoveries of loans charged-off	1,323	1,072
Proceeds from sales of other real estate	314	211
Net capital expenditures	(19,343)	(13,925)
Capital contributions to deconsolidated subsidiaires	—	(620)
Acquistion of banks & data services company, net of cash and cash equivalents received	—	(135,706)

Net cash provided by (used in) investing activities	63,485	(255,735)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$351,056	$72,161
Net increase (decrease) in federal funds purchased	(30,625)	108,410
Net decrease in repurchase agreements	(157,059)	(137,423)
Net increase (decrease) in other borrowed funds	(20,833)	117,319
Borrowings of long-term debt	—	112,500
Repayments of long-term debt	(4,504)	(28,800)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	—	20,620
Net decrease (increase) in debt issuance costs	63	(471)
Preferred stock issuance costs	—	(38)
Proceeds from issuance of common stock	43	1,316
Excess tax benefits from stock-based compensation	678	801
Purchase and retirement of common stock	(7,606)	(18,312)
Dividends paid on common stock	(8,651)	(10,332)
Dividends paid on preferred stock	(1,697)	(1,622)

Net cash provided by financing activities	120,865	236,129

Net increase in cash and cash equivalents	237,877	15,220
Cash and cash equivalents at beginning of period	314,030	249,246

Cash and cash equivalents at end of period	$551,907	$264,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42,615	$63,209
Income taxes	22,000	20,894
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2009 and December 31, 2008, the results of operations for each of the three and six month periods ended June 30, 2009 and 2008 and the results of cash flows for each of the six month periods ended June 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2008 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2009 presentation.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2)	Regulatory Capital
The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased the Company’s tier 1 and total risk-based capital ratios.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2009 and December 31, 2008, the Company exceeded all capital adequacy requirements to which it is subject.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of June 30, 2009 and December 31, 2008 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009:
Total risk-based capital:
Consolidated	$628,983	11.93%	$421,710	8.00%	NA	NA
FIB	481,568	10.90	353,315	8.00	$441,644	10.00%
Wall	54,283	13.71	31,675	8.00	39,594	10.00
Sturgis	53,602	13.83	31,001	8.00	38,752	10.00

Tier 1 risk-based capital:
Consolidated	527,690	10.01	210,855	4.00	NA	NA
FIB	411,063	9.31	176,658	4.00	264,986	6.00%
Wall	49,258	12.44	15,838	4.00	23,756	6.00
Sturgis	48,721	12.57	15,501	4.00	23,251	6.00

Leverage capital ratio:
Consolidated	527,690	8.06	261,859	4.00	NA	NA
FIB	411,063	7.39	222,570	4.00	278,212	5.00%
Wall	49,258	10.27	19,178	4.00	23,972	5.00
Sturgis	48,721	10.89	17,898	4.00	22,373	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total risk-based capital:
Consolidated	$554,418	10.49%	$422,952	8.00%	NA	NA
FIB	459,785	10.33	356,100	8.00	$445,125	10.00%
Wall	51,417	12.13	33,907	8.00	42,383	10.00
Sturgis	48,432	12.42	31,184	8.00	38,980	10.00

Tier 1 risk-based capital:
Consolidated	453,070	8.57	211,476	4.00	NA	NA
FIB	388,966	8.74	178,050	4.00	$267,075	6.00%
Wall	46,062	10.87	16,953	4.00	25,460	6.00
Sturgis	43,529	11.17	15,592	4.00	23,388	6.00

Leverage capital ratio:
Consolidated	453,070	7.13	254,085	4.00	NA	NA
FIB	388,966	7.16	217,247	4.00	$271,559	5.00%
Wall	46,062	9.65	19,093	4.00	23,867	5.00
Sturgis	43,529	9.79	17,781	4.00	22,226	5.00

(3)	Investment Securities
The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2009 and December 31, 2008:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$211,203	$3,936	$(500)	$214,639
Mortgage-backed securities	694,481	17,070	(1,699)	709,852
State, county and municipal securities	29,166	321	(5)	29,482
Other securities	—	—	—	—
Mutual funds	4	—	—	4

Total	$934,854	$21,327	$(2,204)	$953,977

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

State, county and municipal securities	$101,072	$854	$(924)	$101,002
Other securities	543	—	—	543

Total	$101,615	$854	$(924)	$101,545

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$264,008	$6,371	$—	$270,379
Mortgage-backed securities	646,456	9,891	(1,088)	655,259
State, county and municipal securities	33,287	107	(8)	33,386
Other securities	2,891	1	(6)	2,886
Mutual funds	4	—	—	4

Total	$946,646	$16,370	$(1,102)	$961,914

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

State, county and municipal securities	$109,744	$856	$(1,409)	$109,191
Other securities	618	—	—	618

Total	$110,362	$856	$(1,409)	$109,809

There were no sales of investment securities during the six months ended June 30, 2009 or during 2008.
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$44,471	$(500)	$—	$—	$44,471	$(500)
Mortgage-backed securities	138,372	(1,699)	—	—	138,372	(1,699)
State, county and municipal securities	679	(5)	—	—	679	(5)
Other securities	—	—	—	—	—	—

Total	$183,522	$(2,204)	$—	$—	$183,522	$(2,204)

Held-to-Maturity
State, county and municipal securities	$17,464	$(290)	$17,689	$(634)	$35,153	$(924)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Mortgage-backed securities	$102,193	$(699)	$61,782	$(389)	$163,975	$(1,088)
State, county and municipal securities	1,862	(8)	—	—	1,862	(8)
Other securities	997	(6)	—	—	997	(6)

Total	$105,052	$(713)	$61,782	$(389)	$166,834	$(1,102)

Held-to-Maturity
State, county and municipal securities	$28,537	$(1,002)	$11,278	$(407)	$39,815	$(1,409)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost; adverse conditions related to the issuer, the issuer’s industry or geographic area; the historical and implied volatility of a security’s fair value; the payment structure of the security; the financial condition and near term prospects of the issuer including the issuer’s ability to make scheduled interest or principal payments; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of June 30, 2009 and December 31, 2008 related primarily to fluctuations in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. As of June 30, 2009, the Company does not have the intent to sell any of the securities classified as available-for-sale in the above table and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the investments approach their maturity or repricing dates or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes the impairments summarized in the table above are temporary and no impairment losses have been recorded in the Company’s consolidated statements of income.
Maturities of investment securities at June 30, 2009 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2009	Cost	Fair Value	Cost	Fair Value

Within one year	$220,536	$224,933	$5,766	$5,849
After one year but within five years	519,008	529,416	16,671	16,869
After five years but within ten years	61,348	62,704	32,548	32,613
After ten years	133,958	136,920	46,087	45,671

Total	934,850	953,973	101,072	101,002
Investments with no stated maturity	4	4	543	543

Total	$934,854	$953,977	$101,615	$101,545

(4)	Impaired Loans
Impaired loans include non-consumer loans placed on non-accrual or renegotiated in troubled debt restructurings. The following table sets forth information on impaired loans at the dates indicated:

	June 30,	December 31,	June 30,
	2009	2008	2008

Impaired loans with no allocated allowance	$81,522	$17,749	$40,826
Impaired loans with an allocated allowance	37,838	66,667	28,794

Recorded investment in impaired loans	$119,360	$84,416	$69,620

Allowance for loan losses allocated to impaired loans	$14,555	$8,015	$13,507

The average recorded investment in impaired loans was $99,610 and $92,033 for the three and six months ended June 30, 2009, respectively, and $32,998 and $52,349 for the three and six months ended June 30, 2008, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during the three and six months ended June 30, 2009 would have been approximately $1,488 and $2,738, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during the three and six months ended June 30, 2008 would have been approximately $560 and $1,848, respectively. At June 30, 2009, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

(5)	Allowance for Loan Losses
A summary of changes in the allowance for loan losses follows:

	Six months ended June 30,
	2009	2008

Balance at beginning of period	$87,316	$52,355
Allowance of acquired banking offices	—	14,463
Provision charged to operating expense	21,300	7,684
Less loans charged-off	(11,544)	(2,924)
Add back recoveries of loans previously charged-off	1,323	1,072

Balance at end of period	$98,395	$72,650

(6)	Long-Term Debt
In January 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. The Credit Agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amounts of dividends payable to shareholders. As of June 30, 2009, the Company was in violation of two financial performance covenants related to non-performing assets. Additionally, as of March 31, 2009, the Company was in violation of one financial performance covenant related to non-performing assets. The Company has requested, and expects to obtain, a waiver and modification of these covenants in the near term. If a waiver and modification are not obtained, the syndicated banks will be entitled to pursue the remedies available under the Credit Agreement including an acceleration of the full amount due thereunder. As of June 30, 2009, the Company had $39,286 outstanding under the Credit Agreement. If the Credit Agreement is not modified, management expects that similar waivers will be required in future periods.

(7)	Commitments
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
The Company had commitments under construction contracts of $13,485 as of June 30, 2009.

(8)	Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2009, commitments to extend credit to existing and new borrowers approximated $1,122,887, which includes $371,454 on unused credit card lines and $265,095 with commitment maturities beyond one year.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2009, the Company had outstanding standby letters of credit of $94,959. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

(9)	Computation of Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income available to common stockholders	$12,483	$17,773	$28,327	$35,080

Average outstanding comon shares-basic	7,847,469	7,845,801	7,848,338	7,882,820
Add: effect of dilutive stock options	88,781	163,227	110,160	168,702

Average outstanding common shares-diluted	7,936,250	8,009,028	7,958,498	8,051,522

Basic earnings per common share	$1.59	$2.27	$3.61	$4.45

Diluted earnings per common share	$1.57	$2.22	$3.56	$4.36

The Company had outstanding options to purchase 472,888 and 326,207 shares of common stock for the three and six months ended June 30, 2009, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had outstanding options to purchase 299,728 and 261,048 shares of common stock for the three and six months ended June 30, 2008, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

(10)	Non-Cash Investing and Financing Activities
The Company transferred loans of $26,731 and $1,835 to other real estate owned during the six months ended June 30, 2009 and 2008, respectively.
In conjunction with the remeasurement of liability classified non-vested stock awards, the Company reduced common stock and accrued liabilities by $56 during the six months ended June 30, 2009.
The Company transferred equipment pending disposal of $1,487 to other assets.
On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.
On January 8, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred stock was issued in partial consideration for an acquisition.

(11)	Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31 2008:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$953,977	$—	$953,977	$—
Mortgage servicing rights	19,955	—	19,955	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$961,914	$—	$961,914	$—
Mortgage servicing rights	11,675	—	11,675	—

The following methods were used to estimate the fair value of each class of financial instrument above:
Investment Securities Available-for-Sale. The Company obtains fair value measurements for investment securities available-for-sale from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment using an independent valuation service. The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Management believes the significant inputs utilized in the valuation model are observable in the market.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.
The following table presents information about the Company’s assets and liabilities measured at fair value of a non-recurring basis during the six months ended June 30, 2009 and 2008:

	Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
Six Months Ended June 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
| | | | |
Impaired loans	$23,283	$—	$—	$23,283	$(14,555)
Other real estate owned	4,120	—	—	4,120
Long-lived asset to be disposed of by sale	1,237	—	—	1,237

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
Six Months Ended June 30, 2008	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$15,287	$—	$—	$15,287	$(13,507)
Other real estate owned	375	—	—	375	(18)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Impaired Loans. Impaired loans include collateral dependent loans reported at the fair value of the underlying collateral. Collateral values are estimated using inputs based upon observable market data and customized discounting criteria. When it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. During the six months ended June 30, 2009, impaired loans with a carrying value of $37,838 were reduced by specific valuation allowance allocations of $14,555 resulting in a reported fair value of $23,283. During the six months ended June 30, 2008, impaired loans with a carrying value of $28,794 were reduced by specific valuation allowance allocations of $13,507 resulting in a reported fair value of $15,287.
Other Real Estate Owned. Other real estate owned (“OREO”) represents real estate acquired in full or partial satisfaction of a loan. OREO is carried at the lower of the Company’s recorded investment in the property at the date of foreclosure or the property’s current fair value less estimated selling costs. The fair values of foreclosed asset are determined by independent appraisals or are estimated using observable market data and customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to earnings in the period in which they are identified. During the six months ended June 30, 2009, OREO with a carrying amount of $4,802 was written down to its fair value of $4,120, resulting in an impairment charge of $682. During the six months ended June 30, 2008, OREO with a carrying amount of $393 was written down to its fair value of $375, resulting in an impairment charge of $18.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. During the six months ended June 30, 2009, a long-lived asset to be disposed of by sale with a carrying amount of $1,487 was written down to its fair value of $1,237, resulting in an impairment charge of $250, which was included in other non-interest expense.
Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2009 and December 31, 2008, all mortgage loans held for sale were recorded at cost.
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
Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Fair values of fixed rate loans are calculated by discounting scheduled cash flows adjusted for prepayment estimates using discount rates based on secondary market sources, if available, or based on estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. Fair values of adjustable rate loans approximate the carrying values of these instruments due to frequent repricing, provided there have been no changes in credit quality since origination.
Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The revolving term loans, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligations are estimated by discounting future cash flows using current rates for advances with similar characteristics.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.
A summary of the estimated fair values of financial instruments follows:

	As of June 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$551,907	$551,907	$314,030	$314,030
Investment securities available-for-sale	953,977	953,977	961,914	961,914
Investment securities held-to-maturity	101,615	101,545	110,362	109,809
Net loans	4,567,155	4,575,096	4,685,497	4,696,287
Accrued interest receivable	38,272	38,272	38,694	38,694
Mortgage servicing rights, net	20,565	21,018	11,002	11,832

Total financial assets	$6,233,491	$6,241,815	$6,121,499	$6,132,566

Financial liabilities:
Total deposits, excluding time deposits	$3,394,237	$3,394,237	$3,243,756	$3,243,756
Time deposits	2,131,078	2,139,881	1,930,503	1,934,296
Federal funds purchased	—	—	30,625	30,625
Securities sold under repurchase agreements	368,442	368,442	525,501	525,501
Accrued interest payable	22,694	22,694	20,531	20,531
Other borrowed funds	58,383	58,383	79,216	79,216
Long-term debt	79,644	80,669	84,148	88,255
Subordinated debentures held by subsidiary trusts	123,715	126,636	123,715	119,608

Total financial liabilities	$6,178,193	$6,190,942	$6,037,995	$6,041,788

(12)	Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Beginning January 1, 2009, the Company has one operating segment, community banking, which encompasses commercial and consumer banking and financial services offered to individuals, businesses, municipalities and other entities. Activities conducted by the Parent Company and its nonbank subsidiaries are incidental to community banking and, therefore, are not considered operating segments.
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

	Three Months Ended June 30, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$61,156	$17	$(2,802)	$58,371
Provision for loan losses	5,321	—	—	5,321

Net interest income (expense) after provision	55,835	17	(2,802)	53,050
Non-interest income:
External sources	20,345	4,363	517	25,225
Internal sources	—	3,066	(3,066)	—

Total non-interest income	20,345	7,429	(2,549)	25,225
Non-interest expense	42,898	6,736	27	49,661

Income (loss) before income taxes	33,282	710	(5,378)	28,614
Income tax expense (benefit)	11,699	287	(1,998)	9,988

Net income (loss)	$21,583	$423	$(3,380)	$18,626

Depreciation and core deposit intangibles amortization	$4,441	$—	$54	$4,495

	Six Months Ended June 30, 2008
	Community	Technology
	Banking	Services	Other	Total

Net interest income (expense)	$121,198	$48	$(6,072)	$115,174
Provision for loan losses	7,684	—	—	7,684

Net interest income (expense) after provision	113,514	48	(6,072)	107,490
Non-interest income:
External sources	40,866	9,606	1,122	51,594
Internal sources	1	6,296	(6,297)	—

Total non-interest income	40,867	15,902	(5,175)	51,594
Non-interest expense	91,011	13,346	(1,541)	102,816

Income (loss) before income taxes	63,370	2,604	(9,706)	56,268
Income tax expense (benefit)	22,173	1,036	(3,643)	19,566

Net income (loss)	$41,197	$1,568	$(6,063)	$36,702

Depreciation and core deposit intangibles amortization	$8,834	$—	$145	$8,979

(13)	Recent Accounting Pronouncements
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165, effective for financial statements for periods ending after June 15, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 will become effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 will become effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS No. 168 will not have a significant impact on the Company’s consolidated financial statements.

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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring all publicly traded companies to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, “Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amending other-than-temporary impairment guidance in U.S. GAAP for debt securities, making the guidance for determining other-than-temporary impairment more operational and improving the financial statements presentation and disclosure of other-than-temporary impairments on debt and equity securities. Under the guidance in FSP FAS 115-2 and FAS 124-2, other-than-temporary impairment must be recorded if either of the following conditions is met: (a) the entity has the intent to sell an impaired debt security or (b) it is more likely than not that the entity will be required to sell an impaired debt security before its anticipated recovery. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” and identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also amends the disclosure requirements of SFAS No. 157 to require reporting entities to (a) disclose in interim and annual periods that inputs and valuation techniques used to measure fair value and discuss changes in valuation techniques and related inputs, if any, during the period and (b) define major categories for equity and debt securities to be major security types as described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

(14)	Subsequent Events
Subsequent events have been evaluated through August 7, 2009, the date financial statements are filed with the Securities and Exchange Commission. Through that date, there were no events requiring disclosure.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue, “ or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “likely” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008: (i) credit losses; (ii) concentrations of real estate loans; (iii) commercial loan risk; (iv) economic conditions in Montana, Wyoming and South Dakota; (v) adequacy of the allowance for loan losses; (vi) soundness of other financial institutions; (vii) recent market developments; (viii) recent legislative and regulatory efforts to stabilize financial markets; (ix) changes in interest rates; (x) inability to meet liquidity requirements; (xi) disruptions and illiquidity in credit markets; (xii) inability of our bank subsidiaries to pay dividends; (xiii) failure to meet debt covenants; (xiv) competition; (xv) inability to manage risks in turbulent and dynamic market conditions; (xvi) inability to grow our business; (xvii) environmental remediation and other costs; (xviii) breach in information system security; (xix) failure of technology; (xx) failure to effectively implement technology-driven products and services; (xxi) ineffective internal operational controls; (xxii) dependence on our management team; (xxiii) impairment of goodwill; (xxiv) the ability to attract and retain qualified employees; (xxv) disruption of vital infrastructure and other business interruptions; (xxvi) litigation pertaining to fiduciary responsibilities; (xxvii) changes in or noncompliance with governmental regulations; (xxviii) capital required to support our bank subsidiaries; (xxix) increases in deposit premiums; and, (xxx) investment risks affecting holders of common stock.
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
EXECUTIVE OVERVIEW
     Net income available to common shareholders was $12.5 million, or $1.57 per diluted share, for the quarter ended June 30, 2009, a decrease of $5.3 million, or 29.8%, compared to $17.8 million, or $2.22 per diluted common share, for the same period in 2008. For the six months ended June 30, 2009, net income available to common shareholders was $28.3 million, or $3.56 per diluted common share, a decrease of $6.8 million, or 19.3%, compared to $35.1 million, or $4.36 per diluted share, for the same period in 2008.

     Difficult economic conditions continue to have a direct negative impact on businesses and consumers in our market areas. General declines in the real estate and housing markets resulted in significant deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing loans increased to $135.5 million, or 2.90% of total loans, as of June 30, 2009 from $90.9 million, or 1.90% of total loans, as of December 31, 2008. Loan charge-offs, net of recoveries, totaled $10.2 million during the first half of 2009, as compared to $1.9 million during the same period in 2008, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $11.7 million, during second quarter 2009, compared to $9.6 million during first quarter 2009 and $5.3 million during second quarter 2008. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio.
     Declining market interest rates over the past eighteen months have reduced our yield on interest earning assets, but have also resulted in a reduction in our cost of funds, resulting in an increase in net interest income during the three and six months ended June 30, 2009, as compared to the same periods in 2008. Our net interest income, on a fully taxable equivalent, or FTE, basis, increased $767 thousand, or 1.3%, to $60.4 million for the three months ended June 30, 2009 as compared to $59.7 million for the same period in 2008; and, net FTE interest income increased $2.9 million, or 2.5%, to $120.8 million for the six months ended June 30, 2009 as compared to $117.8 million for the same period in 2008. These increases in net FTE interest income are driven by organic growth in interest earning assets.
     Despite growth in net FTE interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin during the three and six month ended June 30, 2009, as compared to the same periods in 2008. Our net FTE interest margin was 4.04% during second quarter 2009, compared to 4.12% during first quarter 2009 and 4.27% during second quarter 2008. During the six months ended June 30, 2009, our net FTE interest margin decreased 20 basis points to 4.08%, as compared to 4.28% for the same period in 2008. During the first six months of 2009, our focus on balancing growth to improve liquidity resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin.
     Income from the origination and sale of loans increased $7.0 million, or 211.7%, to $10.4 million for the three months ended June 30, 2009, as compared to $3.3 million for the same period in 2008. Income from the origination and sale of loans increased $13.9 million, or 207.3%, to $20.6 million for the six months ended June 30, 2009, as compared to $6.7 million for the same period in 2008. Low market interest rates increased demand for residential mortgage loans, which we generally sell into the secondary market with servicing rights retained. During June 2009, long-term interest rates increased substantially. We expect this will cause a dramatic slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at or near their existing levels, income from the origination and sale of loans will likely decrease substantially in future quarters. Increases in long-term interest rates resulted in the reversal of previously recorded impairment of mortgage servicing rights of $7.3 million during the six months ended June 30, 2009, as compared to reversal of $745 thousand during the same period in 2008.
     During second quarter 2009, we accrued a special FDIC insurance premium assessed to all insured institutions of $3.1 million, or 5 basis points of our total assets less tier 1 regulatory capital. In addition, our regular FDIC insurance premiums increased $1.7 million and $3.3 million during the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to changes in assessment rates in 2009 and the full utilization of available credits to offset assessments during the first six months of 2008. We expect FDIC insurance premiums to remain elevated in 2009, as compared to 2008.
     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to ensure our long-term success and conserve capital. During second quarter 2009, we decreased quarterly dividends to $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, we limited repurchase of common stock outside of our 401(k) retirement plan to no more than 600 shares per shareholder requesting redemption during second quarter 2009 and 500 shares per shareholder requesting redemption during first quarter 2009. On April 13, 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved. We elected not to participate in this capital opportunity and are continuing to evaluate other alternative sources of additional capital.
     On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased our tier 1 and total risk-based capital ratios. Our June 30, 2009 tier 1 risk-based capital ratio was 10.01%, compared to 8.57% as of December 31, 2008, and our total risk-based capital ratio was 11.93%, compared to 10.49% as of December 31, 2008.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,693,750	$70,116	5.99%	$4,458,678	$75,632	6.82%
Investment securities (1)	1,030,885	12,119	4.72	1,108,133	13,444	4.88
Federal funds sold	269,892	163	0.24	44,253	261	2.37
Interest bearing deposits in banks	1,509	4	1.06	4,944	37	3.01

Total interest earning assets	5,996,036	82,402	5.51%	5,616,008	89,374	6.40%
Non-interest earning assets	689,942			676,388

Total assets	$6,685,978			$6,292,396

Interest bearing liabilities:
Demand deposits	$1,087,671	$1,072	0.40%	$1,163,838	$3,414	1.18%
Savings deposits	1,283,953	2,495	0.78	1,121,819	4,455	1.60
Time deposits	2,109,479	15,362	2.92	1,623,799	16,134	4.00
Federal funds purchased	3	—	—	92,893	491	2.13
Borrowings (2)	444,717	593	0.53	585,596	2,145	1.47
Long-term debt	81,575	798	3.92	90,712	1,145	5.08
Subordinated debentures	123,715	1,638	5.31	123,715	1,913	6.22

Total interest bearing liabilities	5,131,113	21,958	1.72%	4,802,372	29,697	2.49%

Non-interest bearing deposits	938,467			924,519
Other non-interest bearing liabilities	66,249			59,186
Stockholders’ equity	550,149			506,319

Total liabilities and stockholders’ equity	$6,685,978			$6,292,396

Net FTE interest		60,444			59,677
Less FTE adjustments		(1,254)			(1,306)

Net interest income from consolidated statements of income		$59,190			$58,371

Interest rate spread			3.79%			3.91%

Net FTE yield on interest earning assets (3)			4.04%			4.27%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,727,885	$140,685	6.00%	$4,352,490	$153,660	7.10%
Investment securities (1)	1,032,171	24,608	4.81	1,112,715	27,219	4.92
Federal funds sold	206,835	248	0.24	57,799	787	2.74
Interest bearing deposits in banks	1,452	8	1.11	8,558	165	3.88

Total interest earning assets	5,968,343	165,549	5.59%	5,531,562	181,831	6.61%
Non-interest earning assets	676,803			647,240

Total assets	$6,645,146			$6,178,802

Interest bearing liabilities:
Demand deposits	$1,076,304	$2,341	0.44%	$1,148,412	$7,878	1.38%
Savings deposits	1,263,128	5,138	0.82	1,103,884	9,988	1.82
Time deposits	2,060,118	30,954	3.03	1,593,425	33,272	4.20
Federal funds purchased	7,730	10	0.26	65,617	772	2.37
Borrowings (2)	481,752	1,394	0.58	579,667	5,528	1.92
Long-term debt	81,864	1,639	4.04	88,758	2,352	5.33
Subordinated debentures	123,715	3,302	5.38	122,939	4,213	6.89

Total interest bearing liabilities	5,094,611	44,778	1.77%	4,702,702	64,003	2.74%

Non-interest bearing deposits	937,209			921,731
Other non-interest bearing liabilities	67,781			58,576
Stockholders’ equity	545,545			495,793

Total liabilities and stockholders’ equity	$6,645,146			$6,178,802

Net FTE interest		120,771			117,828
Less FTE adjustments		(2,518)			(2,654)

Net interest income from consolidated statements of income		$118,253			$115,174

Interest rate spread			3.82%			3.87%

Net FTE yield on interest earning assets (3)			4.08%			4.28%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Declining market interest rates over the past eighteen months have reduced our yield on interest earning assets, but have also resulted in a reduction in our cost of funds, resulting in an increase in net interest income during the three and six months ended June 30, 2009, as compared to the same periods in 2008. Our net interest income, on a fully taxable equivalent, or FTE, basis, increased $767 thousand, or 1.3%, to $60.4 million for the three months ended June 30, 2009 as compared to $59.7 million for the same period in 2008; and, net FTE interest income increased $2.9 million, or 2.5%, to $120.8 million for the six months ended June 30, 2009 as compared to $117.8 million for the same period in 2008. These increases are primarily due to organic growth in interest earning assets.
     Despite growth in net FTE interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin during the three and six month ended June 30, 2009, as compared to the same periods in 2008. Our net FTE interest margin was 4.04% during second quarter 2009, compared to 4.12% during first quarter 2009 and 4.27% during second quarter 2008. During the six months ended June 30, 2009, our net FTE interest margin decreased 20 basis points to 4.08%, as compared to 4.28% for the same period in 2008. During the first six months of 2009, our focus on balancing growth to improve liquidity resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin.

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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 Compared with 2008			2009 Compared with 2008
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$3,998	$(9,514)	$(5,516)	$13,216	$(26,191)	$(12,975)
Investment securities (1)	(940)	(385)	(1,325)	(1,965)	(646)	(2,611)
Federal funds sold	1,334	(1,432)	(98)	2,026	(2,565)	(539)
Interest bearing deposits in banks	(26)	(7)	(33)	(137)	(20)	(157)

Total change	4,366	(11,338)	(6,972)	13,140	(29,422)	(16,282)

Interest bearing liabilites:
Demand deposits	(224)	(2,118)	(2,342)	(493)	(5,044)	(5,537)
Savings deposits	646	(2,606)	(1,960)	1,437	(6,287)	(4,850)
Time deposits	4,839	(5,611)	(772)	9,718	(12,036)	(2,318)
Federal funds purchased	(492)	1	(491)	(679)	(83)	(762)
Borrowings (2)	(517)	(1,035)	(1,552)	(931)	(3,203)	(4,134)
Long-term debt	(116)	(231)	(347)	(182)	(531)	(713)
Subordinated debentures	—	(275)	(275)	13	(924)	(911)

Total change	4,136	(11,875)	(7,739)	8,883	(28,108)	(19,225)

Increase in FTE net interest income	$230	$537	$767	$4,257	$(1,314)	$2,943

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
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
     The provision for loan losses was $11.7 million for second quarter 2009, as compared to $9.6 million during first quarter 2009 and $5.3 million for second quarter 2008. The provision for loan losses increased $13.6 million, or 177.2%, to $21.3 million for the six months ended June 30, 2009, compared to $7.7 million for the same period in 2008. Fluctuations in provisions for loan losses reflect our assessment of the estimated effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions has particularly affected the performance of many of our real estate development loans. For additional information regarding non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; revenues from financial services; and, income from the origination and sale of loans. Non-interest income increased $1.4 million, or 5.5%, to $26.6 million for the three months ended June 30, 2009, as compared to $25.2 million for the same period in 2008. Non-interest income increased $967 thousand, or 1.9%, to $52.6 million for the six months ended June 30, 2009, as compared to $51.6 million for the same period in 2008. Significant components of these changes are discussed below.

     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $7.0 million, or 211.7%, to $10.4 million for the three months ended June 30, 2009, as compared to $3.3 million for the same period in 2008. Income from the origination and sale of loans increased $13.9 million, or 207.3%, to $20.6 million for the six months ended June 30, 2009, as compared to $6.7 million for the same period in 2008. Low market interest rates increased demand for residential mortgage loans, which we generally sell into the secondary market. During second quarter 2009, we sold $436 million of loans into the secondary market, compared to $424 million during first quarter 2009 and $156 million during second quarter 2008. During June 2009, long-term interest rates increased substantially. This increase in rates caused a dramatic slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at or near their existing levels, income from the origination and sale of loans will likely decrease substantially in future quarters.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues decreased $641 thousand, or 19.4%, to $2.7 million for the three months ended June 30, 2009, as compared to $3.3 million for the same period in 2008. Wealth management revenues decreased $1.3 million, or 20.6%, to $5.2 million for the six months ended June 30, 2009, as compared to $6.5 million for the same period in 2008. Quarter-to-date and year-to-date decreases in wealth management revenues are due to reductions in the market values of assets under trust management.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income decreased $184 thousand, or 8.8%, to $1.9 million for the three months ended June 30, 2009, as compared to $2.1 million for the same period in 2008. Other income decreased $2.4 million, or 41.9%, to $3.3 million for the six months ended June 30, 2009, as compared to $5.7 million for the same period in 2008. The year-to-date decrease in other income is primarily due to first quarter 2008 non-recurring gains of $1.6 million on the mandatory redemption of our class B shares of Visa, Inc. and $1.1 million from the release of escrow funds related to the December 2006 sale of our interest in an internet bill payment company.
     On December 31, 2008, we completed the sale of i_Tech to Fiserv Solutions, Inc. We recorded a $27.1 million net gain on the sale in 2008. i_Tech provided technology support services to us, our banks and non-bank subsidiaries, and to non-affiliated customers in our market areas and nine additional states. During the three and six months ended June 30, 2008, i_Tech generated $4.4 million and $8.7 million, respectively, in non-affiliate revenues. Subsequent to the sale, we no longer receive technology services revenues from non-affiliates.
     Non-interest Expense. Non-interest expense increased $4.4 million, or 8.9%, to $54.1 million for the three months ended June 30, 2009, as compared to $49.7 million for the same period in 2008. Non-interest expense increased $1.4 million, or 1.4%, to $104.3 million for the six months ended June 30, 2009, as compared to $102.8 million for the same period in 2008. Significant components of these changes are discussed below.
     Furniture and equipment expense decreased $1.9 million, or 38.4%, to $3.0 million for the three months ended June 30, 2009, as compared to $4.9 million for the same period in 2008. Furniture and equipment expense decreased $3.5 million, or 36.7%, to $6.0 million for the six months ended June 30, 2009, as compared to $9.5 million for the same period in 2008. Decreases in equipment maintenance and depreciation expense during the three and six months ended June 30, 2009, as compared to the same periods in 2008, were due primarily to the sale of i_Tech in December 2008.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on quarterly prepayment assumptions. Significant declines in long-term interest rates during December 2008 caused prepayment assumptions to be adjusted upward leading to a reduction in the anticipated period of estimated net servicing income. These changes resulted in additional mortgage servicing rights amortization during the three and six months ended June 30, 2009. Mortgage servicing rights amortization increased $714 thousand, or 49.9%, to $2.1 million for the three months ended June 30, 2009, as compared to $1.4 million for the same period in 2008. Mortgage servicing rights amortization increased $2.3 million, or 81.2%, to $5.1 million for the six months ended June 30, 2009, as compared to $2.8 million for the same period in 2008.

     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During second quarter 2009, we reversed previously recorded impairment of $4.4 million, compared to a reversal of impairment of $4.3 million during second quarter 2008. During the six months ended June 30, 2009, we reversed previously recorded impairment of $7.3 million, as compared to a reversal of impairment of $745 thousand during the same period in 2008.
     FDIC insurance premiums increased $4.8 million, or 668.8%, to $5.5 million for the three months ended June 30, 2009, compared to $719 thousand for the same period in 2008. FDIC insurance premiums increased $6.5 million, or 710.1%, to $7.4 million for the six months ended June 30, 2009, compared to $909 thousand for the same period in 2008. These increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009 described below. The increases were also partly related to the additional 10 basis point per annum assessment paid on covered transaction accounts exceeding $250 thousand under the deposit insurance coverage guarantee program and the full utilization of available credits to offset assessments during the first six months of 2008. We expect FDIC insurance premiums to remain elevated in 2009, as compared to 2008.
     In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Funds, or DIF. Our FDIC insurance premium expense during the three and six months ended June 30, 2009 includes a $3.1 million accrual related to this special assessment. The final rule also allows the FDIC to impose up to two additional 5 basis point special assessments if needed. Any additional special assessments imposed would also be capped at 10 basis points of domestic deposits.
     Outsourced technology services expense increased $2.4 million, or 290.4%, to $3.2 million for the three months ended June 30, 2009, compared to $841 thousand for the same period in 2008. Outsourced technology services expense increased $4.1 million, or 221.3%, to $6.0 million for the six months ended June 30, 2009, compared to $1.9 million for the same period in 2008. Concurrent with the December 31, 2008 sale of i_Tech, we entered into a service agreement with Fiserv Solutions, Inc. to receive data processing, electronic funds transfer and other technology services previously provided by i_Tech.
     Income Tax Expense. Our effective federal income tax rate was 29.4% for the six months ended June 30, 2009 and 30.4% for the six months ended June 30, 2008. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the six months ended June 30, 2009, and 4.4% for the six months ended June 30, 2008. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
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
FINANCIAL CONDITION
     Total assets increased $149 million, or 2.2%, to $6,777 million as of June 30, 2009, from $6,628 million as of December 31, 2008, due to the deployment of funds generated through organic deposit growth.

     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve.
     The following table presents the composition of our loan portfolio as of the dates indicated:
Loan Portfolio
(Dollars in thousands)

	June 30,	Percent of	December 31,	Percent of
	2009	Total	2008	Total

Real estate loans:
Residential	$557,196	11.9%	$587,464	12.3%
Agricultural	199,583	4.3	191,831	4.0
Commercial	1,543,640	33.1	1,483,967	31.1
Construction	715,572	15.4	790,177	16.5
Mortgage loans originated for sale	46,370	1.0	47,076	1.0

Total real estate loans	3,062,361	65.7	3,100,515	64.9

Consumer:
Indirect consumer loans	429,300	9.2	417,243	8.7
Credit card loans	55,366	1.2	54,164	1.1
Other consumer loans	179,341	3.8	198,324	4.2

Total consumer loans	664,007	14.2	669,731	14.0

Commercial	785,478	16.8	853,798	17.9
Agricultural	149,658	3.2	145,876	3.1
Other loans, including overdrafts	4,046	0.1	2,893	0.1

Total loans	$4,665,550	100.0%	$4,772,813	100.0%

     Total loans decreased $107 million, or 2.2%, to $4,666 million as of June 30, 2009 from $4,773 million as of December 31, 2008, with all major loan categories showing decreases with the exception of commercial real estate loans. Management attributes low loan demand during the first six months of 2009 to the continuing impact of the broad recession on borrowers in our market areas and, to a lesser extent, the movement of lower-quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.
     Commercial real estate loans increased $60 million, or 4.02%, to $1,544 million as of June 30, 2009 from $1,484 million as of December 31, 2008. Management attributes this increase to continued funding for infrastructure on projects under construction as of December 31, 2008.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $17 million, or 1.6%, to $1,056 million as of June 30, 2009 from $1,072 million as of December 31, 2008. During the first six months of 2009, we managed our investment portfolio to provide additional liquidity to offset anticipated decreases in deposits and increases in loans that historically have occurred during the first half of the year. During 2009, this historical trend did not occur and our deposits grew while loan demand diminished. As such, proceeds from maturities, calls and principal paydowns of investment securities were reinvested primarily into federal funds sold. Management expects investment securities to increase in future quarters as excess liquidity is reinvested in investments securities.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2009, we had investment securities with fair values of $18 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $634 thousand as of June 30, 2009, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and six months ended June 30, 2009 or 2008.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $238 million, or 75.7%, to $552 million as of June 30, 2009 from $314 million as of December 31, 2008, largely due to management’s focus on increasing liquidity through balanced internal growth combined with decreased loan demand during the first six months of 2009.
     Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment. Impairment adjustments, if any, are recorded through a valuation allowance. Net mortgage servicing rights increased $10 million, or 86.9%, to $21 million as of June 30, 2009 from $11 million as of December 31, 2008. Recent low market interest rates increased demand for residential real estate loans, which we generally sell into the secondary market with servicing rights retained. In addition, increases in long-term interest rates in June 2009 resulted in a recovery of previously recorded impairment, which increased the carrying value of our mortgage servicing rights.
     Other Real Estate Owned. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Upon initial recognition, write-downs based on the foreclosed asset’s fair value less estimated selling costs at foreclosure are reported through charges to the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged against earnings in the period in which they are identified. OREO increased $26 million, or 427.6%, to $32 million as of June 30, 2009 from $6 million as of December 31, 2008, primarily due to the foreclosure on collateral securing the loans of three residential real estate developers and one commercial real estate borrower. For additional information regarding OREO, see “Non-Performing Assets” included herein.
     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	June 30,	Percent of	December 31,	Percent of
	2009	Total	2008	Total

Non-interest bearing demand	$986,830	17.9%	$985,155	19.0%

Interest bearing:
Demand	1,072,445	19.4	1,059,818	20.5
Savings	1,334,962	24.2	1,198,783	23.2
Time certificates of deposit, $100 and over	880,104	15.9	821,437	15.9
Other time deposits	1,250,974	22.6	1,109,066	21.4

Total interest bearing	4,538,485	82.1	4,189,104	81.0

Total deposits	$5,525,315	100.0%	$5,174,259	100.0%

     Total deposits increased $351 million, or 6.8%, to $5,525 million as of June 30, 2009 from $5,174 million as of December 31, 2008. All categories of deposits demonstrated growth during first quarter 2009. During the first six months of 2009, there was a shift in the mix of deposits from interest-free and lower-cost deposits to higher costing savings and time deposits. Management attributes our organic deposit growth to ongoing business development in our market areas. In addition, we participate in the CDARS program, which allows us to provide competitive certificate of deposit products while maintaining FDIC insurance for customers with larger balances.
     Federal Funds Purchased. In addition to deposits, we use federal funds purchased as a source of funds to meet the daily liquidity needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. As of June 30, 2009, our federal funds purchased were zero. As of December 31, 2008, we had federal funds purchased of $31 million.
     Repurchase Agreements. Under repurchase agreements with commercial depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $157 million, or 29.9%, to $368 million as of June 30, 2009 from $526 million as of December 31, 2008, primarily due to fluctuations in the liquidity needs of our customers and the introduction of full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits under the Temporary Liquidity Guarantee Program.

from $79 million as of December 31, 2008. The decrease was due to the scheduled repayments of short-term borrowings from the Federal Home Loan Bank.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $6 million, or 12.5%, to $45 million as of June 30, 2009 from $51 million as of December 31, 2008 primarily due to timing of corporate income tax payments.
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
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Non-performing loans:
Non-accrual loans	$120,500	90,852	85,632	84,244	71,100
Accruing loans past due 90 days or more	13,954	11,348	3,828	3,676	20,276
Restructured loans	1,030	1,453	1,462	1,880	1,027

Total non-performing loans	135,484	103,653	90,922	89,800	92,403
OREO	31,789	18,647	6,025	3,171	2,705

Total non-performing assets	$167,273	122,300	96,947	92,971	95,108

Non-performing loans to total loans	2.90%	2.19%	1.90%	1.89%	2.02%
Non-performing assets to total loans and OREO	3.56%	2.58%	2.03%	1.96%	2.08%

     Total non-performing loans increased $45 million, or 49.0%, to $135 million as of June 30, 2009 from $91 million as of December 31, 2008. The increase in non-performing loans was spread primarily among the real estate construction, commercial real estate and residential real estate development categories and is attributable to general declines in markets dependent upon resort communities and second home sales, declines in real estate prices and increases in foreclosures. In addition, increasing unemployment has negatively impacted the credit performance of consumer and real estate related loans, in general. This market turmoil and tightening of credit has led to increased levels of delinquency, a lack of consumer confidence, increased market volatility and a widespread reduction of general business activities in our market areas. We expect the continuing impact of the current difficult economic conditions and rising unemployment levels in our market areas to further increase non-performing loans in future quarters. During the first six months of 2009, approximately $39 million in relationships which were classified as non-performing at December 31, 2008 were removed from the non-performing loan classification. Approximately $23 million of these loans were removed because we acquired the underlying collateral of the loans through foreclosure. In contrast, during the first six months of 2009, we classified approximately $83 million of credit relationships as non-performing for the first time. Approximately $60 million, or 96.4%, of these first-time non-performing loans were related to eighteen credit relationships.
     OREO increased $26 million, or 427.6%, to $32 million as of June 30, 2009 from $6 million as of December 31, 2008. Approximately 80% of this increase relates to three real estate development properties and one commercial property transferred from non-accrual loans to OREO during the first six months of 2009.
     Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. These loans are not included in the non-performing assets table above. There can be no assurance that we have identified and internally risk classified all of our potential problem loans. Furthermore, we cannot predict the extent to which economic conditions in our market areas may continue or worsen or the full impact such conditions may have on our loan portfolio. Accordingly, there may be other loans that will become 90 days or more past due, be placed on non-accrual, be renegotiated or become OREO in the future. Given the current economic environment and trends of increasing unemployment, we expect the level of problem loans to continue to increase in future quarters.

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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Balance at beginning of period	$92,223	$87,316	$77,094	$72,650	$68,415
Allowance of acquired banking offices	—	—	—	—	—
Provision charged to operating expense	11,700	9,600	20,036	5,636	5,321
Less loans charged off	(6,350)	(5,194)	(10,118)	(1,653)	(1,627)
Add back recoveries of loans previously charged off	822	501	304	461	541

Net loans charged-off	(5,528)	(4,693)	(9,814)	(1,192)	(1,086)

Balance at end of period	$98,395	$92,223	$87,316	$77,094	$72,650

Period end loans	$4,665,550	$4,725,681	$4,772,813	$4,744,675	$4,570,655
Average loans	4,693,750	4,762,021	4,527,987	4,672,200	4,458,678
Annualized net loans charged off to average loans	0.48%	0.40%	0.86%	0.09%	0.09%
Allowance to period end loans	2.11%	1.95%	1.83%	1.62%	1.59%

     The allowance for loan losses as a percent of total loans increased to 2.11% as of June 30, 2009 compared to 1.83% as of December 31, 2008. The increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the estimated effects of current economic conditions on our loan portfolio and increases in past due, non-performing and internally risk classified loans. Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio.
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $15 million, or 2.7%, to $554 million as of June 30, 2009 from $539 million as of December 31, 2008, due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. We paid aggregate cash dividends of $8.7 million to common shareholders and $1.7 million to preferred shareholders during the six months ended June 30, 2009.
     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to ensure our long-term success and conserve capital. During second quarter 2009, we decreased quarterly dividends to $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, we limited repurchase of common stock outside of our 401(k) retirement plan to no more than 600 shares per shareholder requesting redemption during second quarter 2009 and 500 shares per shareholder requesting redemption during first quarter 2009.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2009 and December 31, 2008, our bank subsidiaries each had capital levels that, in all cases, exceeded the well-capitalized guidelines. On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased our tier 1 and total risk-based capital ratios. Our June 30, 2009 tier 1 risk-based capital ratio was 10.01%, compared to 8.57% as of December 31, 2008, and our total risk-based capital ratio was 11.93%, compared to 10.49% as of December 31, 2008. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements – Regulatory Capital” contained herein.
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
     As of June 30, 2009, we had $39 million outstanding under a syndicated credit agreement. The syndicated credit agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock, and the amount of dividends payable to shareholders. As of June 30, 2009 we were in violation of two financial performance covenants related to non-performing assets. Additionally, as of March 31, 2009, we were in violation of one financial performance covenant related to non-performing assets. We have requested, and expect to obtain, a waiver and modification of these covenants in the near term. If we are not able to obtain a waiver and modification, we will be in default and our creditors will be entitled to pursue their remedies under the syndicated credit agreement including the possibility of an acceleration of the full amount due thereunder. If the syndicated credit agreement is not modified, management expects that similar waivers will be required in future periods.
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
     Other sources of liquidity are available should they be needed. These sources include the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities.
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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of June 30, 2009, our income simulation model predicted net interest income would decrease $9.0 million, or 3.3%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates. This scenario predicts that our funding sources will reprice faster than our interest earning assets.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of June 30, 2009. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 13 – Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2009, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.
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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2009.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

April 2009	14,434	$74.50	0	Not Applicable
May 2009	2,107	61.00	0	Not Applicable
June 2009	8,150	61.00	0	Not Applicable

Total	24,691	$68.89	0	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of June 30, 2009, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of First Interstate BancSystem, Inc. was held on May 8, 2009.
(b) Five directors were elected to serve three year terms. Lyle R. Knight, James R. Scott, Jonathan R. Scott, Julie A. Scott and Ross E. Leckie were elected as directors with terms expiring in 2012. The following directors remained in office: David H. Crum, William B. Ebzery, Charles M. Heyneman, Terry W. Payne and Sandra A. Scott Suzor with terms expiring in 2010; and, Steven J. Corning, Charles E. Hart, James W. Haugh, Randall I. Scott, Thomas W. Scott, Michael J. Sullivan and Martin A. White with terms expiring in 2011.

(c) The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders:

		Withheld/
Matter	For	Against	Not Voted

Election of Directors
Lyle R. Knight	6,629,268	558	—
James R. Scott	6,629,363	463	—
Jonathan R. Scott	6,628,386	1,440	—
Julie A. Scott	6,627,745	2,081	—
Ross E. Leckie	6,629,453	373	—

Item 5.	Other Information

Not applicable or required.

Item 6.	Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.
2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.
3.1(3)	Restated Articles of Incorporation dated February 27, 1986
3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996
3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997
3.5(6)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.
3.6(7)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004
4.1(8)	Specimen of common stock certificate of First Interstate BancSystem, Inc.
4.2(6)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.
4.3(3)	Shareholder’s Agreement for non-Scott family members
4.4(9)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001
4.5(10)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002
4.6(11)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999
4.7(11)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders
10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.
10.2(12)
First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower,
Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent

10.3(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.
10.4(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.
10.5(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto
10.6(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended
10.7(13)†	2001 Stock Option Plan
10.8(14)†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008
10.9(15)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998
10.10(16)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000
10.11(9)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan
10.12(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan
10.13(18) †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers
10.14(18) †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted

Stock Agreement (Performance) for Certain Executive Officers
10.15†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight
10.16(18)†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight
10.17(18)†
Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated
April 25, 2008 for the benefit of Julie Castle, and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008

10.18(19)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.
14.1(20)	Code of Ethics for Chief Executive Officer and Senior Financial Officers
31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-37847.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-3250.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 8, No. 333-106495.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S – 1, No. 333-25633.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST INTERSTATE BANCSYSTEM, INC.

Date August 7, 2009	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date August 7, 2009	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer