Form 10-Q
period 2009-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2009-11-10
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☐          No ☑
The registrant had 7,859,248 shares of common stock outstanding on October 30, 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$216,532	$205,070
Federal funds sold	294,279	107,502
Interest bearing deposits in banks	1,631	1,458

Total cash and cash equivalents	512,442	314,030

Investment securities:
Available-for-sale	1,165,315	961,914
Held-to-maturity (estimated fair values of $136,291 as of September 30, 2009 and $109,809 as of December 31, 2008)	132,530	110,362

Total investment securities	1,297,845	1,072,276

Loans	4,606,454	4,772,813
Less allowance for loan losses	101,748	87,316

Net loans	4,504,706	4,685,497

Premises and equipment, net	197,261	177,799
Goodwill	183,673	183,673
Company-owned life insurance	70,748	69,515
Accrued interest receivable	38,742	38,694
Other real estate owned	31,875	6,025
Mortgage servicing rights, net of accumulated amortization and impairment reserve	20,224	11,002
Core deposit intangible assets, net of accumulated amortization	11,082	12,682
Net deferred tax asset	—	7,401
Other assets	54,620	49,753

Total assets	$6,923,218	$6,628,347

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,051,721	$985,155
Interest bearing	4,631,409	4,189,104

Total deposits	5,683,130	5,174,259

Federal funds purchased	—	30,625
Securities sold under repurchase agreements	391,336	525,501
Accrued interest payable	19,145	20,531
Accounts payable and accrued expenses	51,951	51,290
Other borrowed funds	5,766	79,216
Long-term debt	77,491	84,148
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,352,534	6,089,285

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of September 30, 2009 and December 31, 2008	50,000	50,000
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,859,248 shares as of September 30, 2009 and 7,887,519 shares as of December 31, 2008	113,313	117,613
Retained earnings	390,095	362,477
Accumulated other comprehensive income, net	17,276	8,972

Total stockholders’ equity	570,684	539,062

Total liabilities and stockholders’ equity	$6,923,218	$6,628,347

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$70,335	$77,798	$210,108	$230,561
Interest and dividends on investment securities:
Taxable	10,430	10,475	30,651	32,933
Exempt from federal taxes	1,304	1,464	4,085	4,468
Interest on federal funds sold	253	14	501	964
Interest on deposits in banks	3	177	11	179

Total interest income	82,325	89,928	245,356	269,105

Interest expense:
Interest on deposits	18,206	23,207	56,639	74,345
Interest on federal funds purchased	10	554	20	1,326
Interest on securities sold under repurchase agreements	179	1,751	597	6,853
Interest on other borrowed funds	369	669	1,345	1,095
Interest on long-term debt	760	1,084	2,399	3,436
Interest on subordinated debentures held by subsidiary trusts	1,502	1,969	4,804	6,182

Total interest expense	21,026	29,234	65,804	93,237

Net interest income	61,299	60,694	179,552	175,868
Provision for loan losses	10,500	5,636	31,800	13,320

Net interest income after provision for loan losses	50,799	55,058	147,752	162,548

Non-interest income:
Income from origination and sale of loans	5,090	2,761	25,682	9,463
Other service charges, commissions and fees	8,056	7,293	21,623	21,319
Service charges on deposit accounts	5,436	5,464	15,285	15,309
Wealth management revenues	2,741	3,035	7,927	9,568
Investment securities gains, net	74	12	126	86
Technology services revenues	—	4,589	—	13,302
Other income	3,603	1,235	7,837	6,965

Total non-interest income	25,000	24,389	78,480	76,012

Non-interest expense:
Salaries, wages and employee benefits	28,035	27,671	85,589	85,736
Occupancy, net	3,914	4,000	11,656	12,243
FDIC insurance premiums	2,377	904	9,741	1,813
Furniture and equipment	2,993	4,588	9,016	14,101
Outsourced technology services	2,334	1,033	8,288	2,886
Mortgage servicing rights amortization	1,277	1,209	6,344	4,005
Other real estate owned expense, net of income	5,160	79	6,079	108
Core deposit intangible amortization	530	641	1,600	1,862
Mortgage servicing rights impairment (recovery)	296	1,640	(6,969)	895
Other expenses	10,460	13,424	31,214	34,385

Total non-interest expense	57,376	55,189	162,558	158,034

Income before income taxes	18,423	24,258	63,674	80,526
Income tax expense	6,105	8,362	21,332	27,928

Net income	12,318	15,896	42,342	52,598
Preferred stock dividends	862	863	2,559	2,484

Net income available to common stockholders	$11,456	$15,033	$39,783	$50,114

Basic earnings per common share	$1.47	$1.93	$5.08	$6.38

Diluted earnings per common share	$1.46	$1.89	$5.02	$6.25

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	For the nine months ended
	September 30,
	2009	2008
Total stockholders’ equity at beginning of period	$539,062	$444,443
Cumulative effect of adoption of new accounting principle on January 1, 2008	—	(633)
Comprehensive income:
Net income	42,342	52,598
Other comprehensive income (loss):
Post-retirement liability adjustment, net of income tax effect of $472 in 2009 and $10 in 2008	(730)	(15)
Unrealized gains on available-for-sale investment securities, net of income tax effect of $5,910 in 2009 and $2,896 in 2008	9,110	4,465
Less reclassification adjustments for gains included in net income, net of income tax effect of $50 in 2009 and $34 in 2008	(76)	(52)

Other comprehensive income	8,304	4,398

Total comprehensive income	50,646	56,996

Preferred stock transactions:
Preferred shares issued, 5,000 in 2008	—	50,000
Preferred stock issuance costs	—	(38)
Common stock transactions:
Non-vested common shares issued, 16,034 in 2009	—	—
Common shares issued, 63,539 in 2009 and 154,288 in 2008	3,813	11,884
Common shares retired, 136,357 in 2009 and 267,622 in 2008	(9,555)	(22,729)
Stock options exercised of 28,513 in 2009 and 43,820 in 2008, net of shares tendered in payment of option price and income tax withholding amounts of 40,981 in 2009 and 18,593 in 2008	77	1,371
Tax benefits related to stock compensation	725	868
Stock-based compensation expense	640	743
Cash dividends declared:
Common, $1.55 per share in 2009 and $1.95 per share in 2008	(12,165)	(15,423)
Preferred, 6.75% stated annual rate	(2,559)	(2,484)

Total stockholders’ equity at end of period	$570,684	$524,998

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$42,342	$52,598
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(633)
Equity in undistributed earnings of unconsolidated subsidiaries and joint ventures	214	20
Provision for loan losses	31,800	13,320
Depreciation expense	9,039	11,406
Amortization of mortgage servicing rights	6,344	4,005
Net premium amortization on investment securities	638	604
Net gain on calls of available-for-sale investment securities	(126)	(86)
Net gain (loss) on sales of other real estate owned, premises and equipment	44	(1)
Other than temporary impairment on investment securities	—	1,286
Write-down of other real estate owned and equipment pending disposition	5,705	17
Amortization of core deposit intangible assets	1,600	1,862
Net impairment (recovery) on mortgage servicing rights	(6,969)	895
Net increase in cash surrender value of company-owned life insurance	(1,233)	(1,714)
Stock-based compensation expense	741	743
Excess tax benefits from stock-based compensation	(704)	(840)
Deferred income taxes	4,194	(353)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	4,733	(3,324)
Increase in accrued interest receivable	(48)	(2,375)
Increase in other assets	(3,703)	(11,802)
Decrease in accrued interest payable	(1,386)	(4,034)
Increase (decrease) in accounts payable and accrued expenses	(977)	3,313

Net cash provided by operating activities	92,248	64,907

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(6,550)	(12,778)
Available-for-sale	(591,026)	(234,200)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	13,959	15,248
Available-for-sale	370,563	431,250
Purchases and originations of mortgage servicing rights	(8,597)	(5,055)
Net extensions (repayments) of credit by customers	106,485	(468,468)
Recoveries of loans charged-off	1,817	1,533
Proceeds from sales of other real estate owned	4,677	310
Net capital expenditures	(30,294)	(21,304)
Capital contributions to deconsolidated subsidiares	—	(620)
Acquistion of banks & data services company, net of cash and cash equivalents received	—	(135,706)

Net cash used in investing activities	(138,966)	(429,790)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$508,871	$224,016
Net increase (decrease) in federal funds purchased	(30,625)	69,420
Net decrease in repurchase agreements	(134,165)	(99,337)
Net increase (decrease) in other borrowed funds	(73,450)	89,288
Borrowings of long-term debt	—	113,500
Repayments of long-term debt	(6,657)	(33,950)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	—	20,620
Net decrease (increase) in debt issuance costs	95	(444)
Preferred stock issuance costs	—	(38)
Proceeds from issuance of common stock	4,636	14,085
Excess tax benefits from stock-based compensation	704	840
Purchase and retirement of common stock	(9,555)	(22,729)
Dividends paid on common stock	(12,165)	(15,423)
Dividends paid on preferred stock	(2,559)	(2,484)

Net cash provided by financing activities	245,130	357,364

Net increase (decrease) in cash and cash equivalents	198,412	(7,519)
Cash and cash equivalents at beginning of period	314,030	249,246

Cash and cash equivalents at end of period	$512,442	$241,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$67,190	$94,637
Income taxes	23,357	25,174
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2009 and December 31, 2008, the results of operations for each of the three and nine month periods ended September 30, 2009 and 2008 and the results of cash flows for each of the nine month periods ended September 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2008 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2009 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

During third quarter 2009, the Company completed the merger of its three bank subsidiaries. First Western Bank, Wall, South Dakota (“Wall”) and The First Western Bank Sturgis, Sturgis, South Dakota (“Sturgis”) were merged into First Interstate Bank (“FIB”) on September 25, 2009. Subsequent to the merger, FIB is the Company’s only bank subsidiary.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2009 and December 31, 2008, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of September 30, 2009 and December 31, 2008 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009:
Total risk-based capital:
Consolidated	$638,859	12.21%	$418,574	8.00%	NA	NA
FIB	644,727	12.37	416,962	8.00	$521,203	10.00%

Tier 1 risk-based capital:
Consolidated	538,008	10.28	209,287	4.00	NA	NA
FIB	564,125	10.82	208,481	4.00	$312,722	6.00%

Leverage capital ratio:
Consolidated	538,008	7.96	270,193	4.00	NA	NA
FIB	564,125	8.36	270,043	4.00	$337,553	5.00%

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total risk-based capital:
Consolidated	$554,418	10.49%	$422,952	8.00%	NA	NA
FIB	459,785	10.33	356,100	8.00	$445,125	10.00%
Wall	51,417	12.13	33,907	8.00	42,383	10.00
Sturgis	48,432	12.42	31,184	8.00	38,980	10.00

Tier 1 risk-based capital:
Consolidated	453,070	8.57	211,476	4.00	NA	NA
FIB	388,966	8.74	178,050	4.00	$267,075	6.00%
Wall	46,062	10.87	16,953	4.00	25,460	6.00
Sturgis	43,529	11.17	15,592	4.00	23,388	6.00

Leverage capital ratio:
Consolidated	453,070	7.13	254,085	4.00	NA	NA
FIB	388,966	7.16	217,247	4.00	$271,559	5.00%
Wall	46,062	9.65	19,093	4.00	23,867	5.00
Sturgis	43,529	9.79	17,781	4.00	22,226	5.00

(3)	Investment Securities
The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2009 and December 31, 2008:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$444,390	$5,364	$—	$449,754
Residential mortgage-backed securities	692,629	23,223	(291)	715,561

Total	$1,137,019	$28,587	$(291)	$1,165,315

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

State, county and municipal securities	$132,024	$3,794	$(33)	$135,785
Other securities	506	—	—	506

Total	$132,530	$3,794	$(33)	$136,291

There were no sales of investment securities during the nine months ended September 30, 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$264,008	$6,371	$—	$270,379
Residential mortgage-backed securities	646,456	9,891	(1,088)	655,259
State, county and municipal securities	33,287	107	(8)	33,386
Other securities	2,891	1	(6)	2,886
Mutual funds	4	—	—	4

Total	$946,646	$16,370	$(1,102)	$961,914

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

State, county and municipal securities	$109,744	$856	$(1,409)	$109,191
Other securities	618	—	—	618

Total	$110,362	$856	$(1,409)	$109,809

Gross gains of $102 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2008.

In conjunction with the merger of the Company’s bank subsidiaries on September 25, 2009, the Company transferred available-for-sale state, county and municipal investment securities with amortized costs and fair market values of $28,288 and $29,426, respectively, into the held-to-maturity category. Unrealized net gains of $1,138 included in accumulated other comprehensive income at the time of transfer are being amortized to yield over the remaining lives of the transferred securities of 3.4 years.

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$31,348	$—	$—	$—	$31,348	$—
Residential mortgage-backed securities	31,278	(291)	92	—	31,370	(291)

Total	$62,626	$(291)	$92	$—	$62,718	$(291)

Held-to-Maturity
State, county and municipal securities	$577	$(4)	$1,467	$(29)	$2,044	$(33)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Residential mortgage-backed securities	$102,193	$(699)	$61,782	$(389)	$163,975	$(1,088)
State, county and municipal securities	1,862	(8)	—	—	1,862	(8)
Other securities	997	(6)	—	—	997	(6)

Total	$105,052	$(713)	$61,782	$(389)	$166,834	$(1,102)

Held-to-Maturity
State, county and municipal securities	$28,537	$(1,002)	$11,278	$(407)	$39,815	$(1,409)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost; adverse conditions related to the issuer; the issuer’s industry or geographic area; the historical and implied volatility of a security’s fair value; the payment structure of the security; the financial condition and near term prospects of the issuer including the issuer’s ability to make scheduled interest or principal payments; and, the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses as of September 30, 2009 and December 31, 2008 related primarily to fluctuations in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. As of September 30, 2009, the Company does not have the intent to sell any of the securities classified as available-for-sale in the above table and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the investments approach their maturity or repricing dates or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments summarized in the table above are temporary and no impairment losses have been recorded in the Company’s consolidated statements of income.

Maturities of investment securities at September 30, 2009 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2009	Cost	Fair Value	Cost	Fair Value

Within one year	$232,066	$239,729	$9,434	$9,538
After one year but within five years	741,223	756,811	35,466	35,050
After five years but within ten years	87,541	90,063	42,298	44,048
After ten years	76,189	78,712	44,826	47,149

Total	1,137,019	1,165,315	132,024	135,785
Investments with no stated maturity	—	—	506	506

Total	$1,137,019	$1,165,315	$132,530	$136,291

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(4)	Impaired Loans
Impaired loans include non-consumer loans placed on non-accrual or renegotiated in troubled debt restructurings. The following table sets forth information on impaired loans at the dates indicated:

	September 30,	December 31,	September 30,
	2009	2008	2008

Impaired loans with no allocated allowance	$63,075	$66,667	$69,986
Impaired loans with an allocated allowance	54,722	17,749	13,470

Recorded investment in impaired loans	$117,797	$84,416	$83,456

Allowance for loan losses allocated to impaired loans	$18,870	$8,015	$7,091

The average recorded investment in impaired loans was $119,767 and $101,270 for the three and nine months ended September 30, 2009, respectively, and $42,736 and $60,249 for the three and nine months ended September 30, 2008, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during the three and nine months ended September 30, 2009 would have been approximately $1,812 and $3,023, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during the three and nine months ended September 30, 2008 would have been approximately $708 and $2,082, respectively. At September 30, 2009, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
(5)	Allowance for Loan Losses
A summary of changes in the allowance for loan losses follows:

	Nine months ended September 30,
	2009	2008

Balance at beginning of period	$87,316	$52,355
Allowance of acquired banking offices	—	14,463
Provision charged to operating expense	31,800	13,320
Less loans charged-off	(19,185)	(4,577)
Add back recoveries of loans previously charged-off	1,817	1,533

Balance at end of period	$101,748	$77,094

(6)	Long-Term Debt
In January 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. The Credit Agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on indebtedness, non-performing assets, the allowance for loan losses, the redemption and issuance of common stock and the amounts of dividends payable to shareholders. As of September 30, 2009, June 30, 2009 and March 31, 2009, the Company was in violation of certain financial performance covenants related to non-performing assets. On October 28, 2009, the Company entered into an engagement letter with the administrative agent of the Credit Agreement to arrange with the syndicated banks, a waiver of all 2009 financial performance covenant violations and to amend the terms of the Credit Agreement in accordance with a proposed term sheet. The proposed term sheet amends the Credit Agreement to eliminate borrowing on the revolving credit facility, change the maturity date on the term notes from January 10, 2013 to December 31, 2010, increase the interest rate charged on the term notes to a maximum non-default rate of LIBOR plus 4.25% and eliminate the annual commitment fee on the revolving credit facility.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The proposed term sheet also includes revisions to certain debt covenants effective as of September 30, 2009 and waives all debt covenant defaults resulting from breaches existing as of March 31, 2009 and June 30, 2009. Upon acceptance of the proposed term sheet, the Company will pay amendment and waiver fees of 0.40% of all amounts outstanding under the Credit Agreement and an administrative fee of $63. If the proposed term sheet is not consummated, the syndicated banks will be entitled to pursue the remedies available under the Credit Agreement, including an acceleration of the full amount due thereunder.

As of September 30, 2009, the Company had $37,500 of term notes outstanding under the Credit Agreement. No advances were outstanding under the revolving credit facility during 2009.
(7)	Deferred Tax Liability
As of September 30, 2009, a net deferred tax liability of $315 was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
(8)	Commitments and Guarantees
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $6,452 as of September 30, 2009.

The Company participates in credit and debit card transactions through Visa, U.S.A., Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa, Inc. common Stock to its financial institution members, including 60,108 shares to the Company, in contemplation of an initial public offering, which occurred in March 2008. For purposes of converting Class B shares to Class A shares of Visa Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation against Visa. The Class B shares are not transferable, except to another member bank until the later of March 31, 2011 or the date on which certain specifically defined Visa litigation is resolved. The Company’s Class B shares were classified in other assets and accounted for at their basis of $0.

In September 2009, the Company sold all of its Class B shares for $2,128. In conjunction with the sale, the Company entered into a derivative contract with the purchaser whereby the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares in Class A shares. The derivative contract terminates on March 31, 2011 or the date on which certain specifically defined Visa litigation has been resolved. A liability of $245 related to the derivative contract is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The derivative contract is collateralized by $1,277 of U.S. government agency investment securities.
(9)	Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2009, commitments to extend credit to existing and new borrowers approximated $1,142,259, which includes $399,011 on unused credit card lines and $258,074 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2009, the Company had outstanding standby letters of credit of $79,299. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(10)	Computation of Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income available to common stockholders	$11,456	$15,033	$39,783	$50,114

Average outstanding common shares-basic	7,805,646	7,805,118	7,833,375	7,856,406
Add: effect of dilutive stock options and non-vested shares	66,652	149,933	92,443	162,358

Average outstanding common shares-diluted	7,872,298	7,955,051	7,925,818	8,018,764

Basic earnings per common share	$1.47	$1.93	$5.08	$6.38

Diluted earnings per common share	$1.46	$1.89	$5.02	$6.25

The Company had outstanding options to purchase 541,362 and 361,829 shares of common stock for the three and nine months ended September 30, 2009, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had outstanding options to purchase 276,876 and 307,696 shares of common stock for the three and nine months ended September 30, 2008, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.
(11)	Non-Cash Investing and Financing Activities
The Company transferred loans of $35,956 and $2,400 to other real estate owned during the nine months ended September 30, 2009 and 2008, respectively.

The Company transferred equipment pending disposal of $1,519 to other assets during the nine months ended September 30, 2009.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

On January 8, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred stock was issued in partial consideration for an acquisition.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(12)	Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$1,165,315	$—	$1,165,315	$—
Mortgage servicing rights	20,276	—	20,276	—
Derivative contract	245	—	—	245

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$961,914	$—	$961,914	$—
Mortgage servicing rights	11,832	—	11,832	—

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

Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment using an independent valuation service. The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes market consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Management believes the significant inputs utilized in the valuation model are observable in the market.

Derivative Contract. In connection with the sale of Visa Class B shares during third quarter 2009, the Company entered into a derivative contract whereby cash payments received or paid, if any, are based on the resolution of litigation involving Visa. The value of the derivative contract was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. See Note 8 for additional information regarding the derivative contract.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009 and 2008:

	Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
Nine Months Ended September 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$35,852	$—	$—	$35,852	$(18,870)
Other real estate owned	9,458	—	—	9,458	(5,455)
Long-lived asset to be disposed of by sale	1,269	—	—	1,269	(250)

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
Nine Months Ended September 30, 2008	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$6,379	$—	$—	$6,379	$(7,091)
Other real estate owned	385	—	—	385	(17)

Impaired Loans. Impaired loans include collateral dependent loans reported at the fair value of the underlying collateral less estimated selling costs. Collateral values are estimated using inputs based upon observable market data and customized discounting criteria. When it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. During the nine months ended September 30, 2009, impaired loans with a carrying value of $54,722 were reduced by specific valuation allowance allocations of $18,870 resulting in a reported fair value of $35,852. During the nine months ended September 30, 2008, impaired loans with a carrying value of $13,470 were reduced by specific valuation allowance allocations of $7,091 resulting in a reported fair value of $6,379.
Other Real Estate Owned. Other real estate owned (“OREO”) represents real estate acquired in full or partial satisfaction of a loan. OREO is carried at the lower of the Company’s recorded investment in the property at the date of foreclosure or the property’s current fair value less estimated selling costs. The fair values of foreclosed asset are determined by independent appraisals or are estimated using observable market data and customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to earnings in the period in which they are identified. During the nine months ended September 30, 2009, OREO with a carrying amount of $14,913 was written down to its fair value of $9,458, resulting in impairment charges of $5,455. During the nine months ended September 30, 2008, OREO with a carrying amount of $402 was written down to its fair value of $385, resulting in impairment charges of $17.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. During the nine months ended September 30, 2009, a long-lived asset to be disposed of by sale with a carrying amount of $1,519 was written down to its fair value of $1,269, resulting in an impairment charge of $250, which was included in other non-interest expense.
Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2009 and December 31, 2008, all mortgage loans held for sale were recorded at cost.

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
Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The floating rate term notes, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
A summary of the estimated fair values of financial instruments follows:

	As of September 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$512,442	$512,442	$314,030	$314,030
Investment securities available-for-sale	1,165,315	1,165,315	961,914	961,914
Investment securities held-to-maturity	132,530	136,291	110,362	109,809
Net loans	4,504,706	4,496,064	4,685,497	4,696,287
Accrued interest receivable	38,742	38,742	38,694	38,694
Mortgage servicing rights, net	20,224	20,276	11,002	11,832

Total financial assets	$6,373,959	$6,369,130	$6,121,499	$6,132,566

Financial liabilities:
Total deposits, excluding time deposits	$3,499,989	$3,499,989	$3,243,756	$3,243,756
Time deposits	2,183,141	2,191,277	1,930,503	1,934,296
Federal funds purchased	—	—	30,625	30,625
Securities sold under repurchase agreements	391,336	391,336	525,501	525,501
Derivative contract	245	245	—	—
Accrued interest payable	19,145	19,145	20,531	20,531
Other borrowed funds	5,766	5,766	79,216	79,216
Long-term debt	77,491	78,823	84,148	88,255
Subordinated debentures held by subsidiary trusts	123,715	126,911	123,715	119,608

Total financial liabilities	$6,300,828	$6,313,492	$6,037,995	$6,041,788

(13)	Segment Reporting
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
Prior to 2009, the Company reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech Corporation (“i_Tech”), the Company’s wholly-owned technology services subsidiary, to affiliated and non-affiliated customers. On December 31, 2008, the Company sold i_Tech and moved certain operational functions previously provided by i_Tech to the Company’s bank subsidiary.

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

	Three Months Ended September 30, 2008
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income (expense)	$63,490	17	16,257	(19,070)	60,694
Provision for loan losses	5,636	—	—	—	5,636
Non-interest income:
External	20,145	4,589	(345)	—	24,389
Intersegment	—	3,084	2,789	(5,873)	—
Non-interest expense	51,265	6,899	2,898	(5,873)	55,189

Net income (loss)	$26,734	791	15,803	(19,070)	24,258

Depreciation and core deposit intangibles amortization	$4,249	—	40	—	4,289

	Nine Months Ended September 30, 2008
	Community	Technology		Intersegment
	Banking	Services	Other	Eliminations	Total

Net interest income (expense)	$184,688	65	52,874	(61,759)	175,868
Provision for loan losses	13,320	—	—	—	13,320
Non-interest income:
External	61,040	14,195	777	—	76,012
Intersegment	—	9,380	8,500	(17,880)	—
Non-interest expense	144,912	21,280	9,722	(17,880)	158,034

Net income (loss)	$87,496	2,360	52,429	(61,759)	80,526

Depreciation and core deposit intangibles amortization	$13,083	—	185	—	13,268

(14)	New Authoritative Accounting Guidance
FASB ASC Topic 105, “ Generally Accepted Accounting Principles.” On September 15, 2009, the Company adopted new authoritative guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. Adoption of ASC Topic 105 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of ASC Topic 260 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the guidance provided under ASC Topic 320 during first quarter 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation — Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with financial statements for the year ending December 31, 2009.
FASB ASC Topic 805, “Business Combinations.” ASC Topic 805, “Business Combinations” applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. ASC Topic 805 also requires acquirers to expense acquisition-related costs as incurred. The guidance in ASC Topic 805 is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.
FASB ASC Topic 810, “Consolidation.” Authoritative accounting guidance under ASC Topic 810, “Consolidation,” amends prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of the new authoritative accounting guidance under ASC Topic 815 on January 1, 2009 did not impact the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,“Fair Value Measurements and Disclosures,” clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. The adoption did not impact the Company’s consolidated financial statements, results of operations or liquidity.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity
FASB ASC Topic 825, “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,“Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 12- Fair Value Measurements.
FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity
(15)	Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through November 10, 2009, the date financial statements are filed with the SEC. Through that date, there were no events requiring disclosure.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, including the audited financial statements contained therein, filed with the SEC.
     When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to “Bank” in this report, we mean First Interstate Bank, our only bank subsidiary as of September 30, 2009.
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
Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at the reporting unit level at least annually, or on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of each reporting unit is estimated based on an analysis of market-based trading and transaction multiples of selected profitable banks in the western and mid-western regions of the United States; and, if required, the estimated fair value is allocated to the assets and liabilities of each reporting unit. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocated fair value are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity. Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 describes our accounting policy with regard to goodwill.
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
EXECUTIVE OVERVIEW
     Net income available to common shareholders was $11.5 million, or $1.46 per diluted share, for the quarter ended September 30, 2009, a decrease of $3.6 million, or 23.8%, compared to $15.0 million, or $1.89 per diluted share, for the same period in 2008. For the nine months ended September 30, 2009, net income available to common shareholders was $39.8 million, or $5.02 per diluted share, a decrease of $10.3 million, or 20.6%, compared to $50.1 million, or $6.25 per diluted share, for the same period in 2008.

     Difficult economic conditions continue to have a negative impact on businesses and consumers in our market areas. General declines in the real estate and housing markets resulted in significant deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $157.0 million, or 3.38% of total loans and other real estate owned, as of September 30, 2009 from $96.9 million, or 2.03% of total loans and other real estate owned, as of December 31, 2008. Loan charge-offs, net of recoveries, totaled $17.4 million the first nine months of 2009, as compared to $3.0 million during the same period in 2008, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $10.5 million during third quarter 2009 compared to $5.6 million during third quarter 2008. Year-to-date through September 30, 2009, we recorded provisions for loan losses of $31.8 million compared to $13.3 million during the same period in 2008. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio.
     Market interest rates, which declined steadily in 2008 and have remained at low levels during 2009, reduced our yield on interest earning assets and our cost of funds. Our net interest income, on a fully taxable equivalent, or FTE, basis, increased $507 thousand, or less than 1.0%, to $62.5 million for the three months ended September 30, 2009 compared to $62.0 million for the same period in 2008; and, net FTE interest income increased $3.5 million, or 1.9%, to $183.3 million for the nine months ended September 30, 2009 compared to $179.8 million for the same period in 2008.
     Despite growth in net FTE interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin during the three and nine month ended September 30, 2009, as compared to the same periods in 2008. Our net FTE interest margin was 4.00% during third quarter 2009, compared to 4.04% during second quarter 2009 and 4.30% during third quarter 2008. During the nine months ended September 30, 2009, our net FTE interest margin decreased 24 basis points to 4.05% compared to 4.29% for the same period in 2008. During the first nine months of 2009, our focus on balancing growth to improve liquidity resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin.
     Income from the origination and sale of loans increased $2.3 million, or 84.4%, to $5.1 million for the three months ended September 30, 2009, as compared to $2.8 million for the same period in 2008. Income from the origination and sale of loans increased $16.2 million, or 171.4%, to $25.7 million for the nine months ended September 30, 2009, as compared to $9.5 million for the same period in 2008. Low market interest rates increased demand for residential mortgage loans, which we generally sell into the secondary market with servicing rights retained. In June 2009, long-term interest rates increased causing a slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at their existing levels or increase, income from the origination and sale of loans will likely decrease in future quarters. In addition, increases in long-term interest rates resulted in the reversal of previously recorded impairment of mortgage servicing rights of $7.0 million during the nine months ended September 30, 2009, as compared to recording additional impairment of $895 thousand during the same period in 2008.
     During third quarter 2009, we recorded net expense of $5.2 million related to other real estate owned, or OREO, compared to net expense of $79 thousand during the same period in 2008. Net OREO expense was $6.1 million for the nine months ended September 30, 2009 compared to $108 thousand for the same period in 2008. Increases in net OREO expense were primarily related to one real estate development property written down by $4.3 million during third quarter 2009 due to a decline in the estimated market value of the property.
     During second quarter 2009, we accrued a special FDIC insurance premium assessed to all insured institutions of $3.1 million, or 5 basis points of our total assets less tier 1 regulatory capital. In addition, our regular FDIC insurance premiums increased $1.5 million and $4.8 million during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to changes in assessment rates in 2009 and the full utilization of available credits to offset assessments during the first nine months of 2008. We expect FDIC insurance premiums to remain elevated for the foreseeable future.

     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices designed to ensure our long-term success and conserve capital. During second and third quarter 2009, we decreased quarterly dividends to $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, during 2009 we limited repurchase of common stock outside of our 401(k) retirement plan. During the first nine months of 2009, we repurchased 136,357 shares of common stock with an aggregate value of $9.6 million compared to repurchases of 267,622 shares of common stock with an aggregate value of $22.7 million during the same period in 2008. During second quarter 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved; however, we elected not to participate in this capital program.
     Our Board of Directors, together with management, has been evaluating our capital structure and needs as part of our ongoing business planning. Several financing alternatives for enhancing our capital and equity position are currently being considered, including a private equity offering, debt issuance and other funding transactions. As part of these alternatives, the Board is giving consideration to an initial public offering which would eliminate our need to conduct and fund quarterly stock repurchases and may enhance the value of our common stock. We will continue to evaluate our financing opportunities and steps are being taken to prepare the Company to pursue any one of these alternatives. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.
     On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased our tier 1 and total risk-based capital ratios. Our September 30, 2009 tier 1 risk-based capital ratio was 10.28%, compared to 8.57% as of December 31, 2008, and our total risk-based capital ratio was 12.21%, compared to 10.49% as of December 31, 2008.
     During third quarter 2009, we completed the merger of our three bank subsidiaries. First Western Bank, Wall, South Dakota and The First Western Bank Sturgis, Sturgis, South Dakota were merged into First Interstate Bank, or the Bank, on September 25, 2009. Subsequent to the merger, the Bank is our only bank subsidiary.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,623,749	$70,787	6.07%	$4,672,200	$78,257	6.66%
Investment securities (1)	1,171,740	12,487	4.23	1,031,446	12,783	4.93
Federal funds sold	399,995	253	0.25	29,374	177	2.40
Interest bearing deposits in banks	1,546	3	0.77	1,547	14	3.60

Total interest earning assets	6,197,030	83,530	5.35%	5,734,567	91,231	6.33%
Non-interest earning assets	696,814			689,862

Total assets	$6,893,844			$6,424,429

Interest bearing liabilities:
Demand deposits	$1,076,513	$971	0.36%	$1,139,816	$2,987	1.04%
Savings deposits	1,359,909	2,508	0.73	1,156,578	4,597	1.58
Time deposits	2,174,301	14,727	2.69	1,685,811	15,623	3.69
Federal funds purchased	21,831	10	0.18	101,264	554	2.18
Borrowings (2)	452,840	548	0.48	607,640	2,420	1.58
Long-term debt	79,383	760	3.80	86,408	1,084	4.99
Subordinated debentures	123,715	1,502	4.82	123,715	1,969	6.33

Total interest bearing liabilities	5,288,492	21,026	1.58%	4,901,232	29,234	2.37%

Non-interest bearing deposits	982,301			962,787
Other non-interest bearing liabilities	67,067			56,543
Stockholders’ equity	555,984			503,867

Total liabilities and stockholders’ equity	$6,893,844			$6,424,429

Net FTE interest		62,504			61,997
Less FTE adjustments		(1,205)			(1,303)

Net interest income from consolidated statements of income		$61,299			$60,694

Interest rate spread			3.77%			3.96%

Net FTE yield on interest earning assets (3)			4.00%			4.30%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)	$4,693,173	$211,472	6.02%	$4,459,060	$231,916	6.95%
Investment securities (1)	1,078,694	37,095	4.60	1,085,625	40,002	4.92
Federal funds sold	271,222	501	0.25	48,324	964	2.66
Interest bearing deposits in banks	1,484	11	0.99	6,221	179	3.84

Total interest earning assets	6,044,573	249,079	5.51%	5,599,230	273,061	6.51%
Non-interest earning assets	683,472			661,447

Total assets	$6,728,045			$6,260,677

Interest bearing liabilities:
Demand deposits	$1,076,374	$3,313	0.41%	$1,145,546	$10,865	1.27%
Savings deposits	1,295,387	7,646	0.79	1,121,449	14,584	1.74
Time deposits	2,098,180	45,680	2.94	1,624,220	48,896	4.02
Federal funds purchased	12,431	20	0.21	77,499	1,326	2.29
Borrowings (2)	471,971	1,942	0.55	589,078	7,948	1.80
Long-term debt	81,037	2,399	3.95	87,975	3,436	5.22
Subordinated debentures	123,715	4,804	5.19	123,198	6,182	6.70

Total interest bearing liabilities	5,159,095	65,804	1.71%	4,768,965	93,237	2.61%

Non-interest bearing deposits	952,238			935,416
Other non-interest bearing liabilities	67,687			57,812
Stockholders’ equity	549,025			498,484

Total liabilities and stockholders’ equity	$6,728,045			$6,260,677

Net FTE interest		183,275			179,824
Less FTE adjustments		(3,723)			(3,956)

Net interest income from consolidated statements of income		$179,552			$175,868

Interest rate spread			3.80%			3.90%

Net FTE yield on interest earning assets (3)			4.05%			4.29%

(1)	Interest income and average rates for tax exempt loans and securities are presented on a fully-taxable equivalent, or FTE, basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds. Excludes long-term debt.

(3)	Net FTE yield on interest earning assets during the period equals (i) the difference between annualized interest income on interest earning assets and annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Market interest rates, which declined steadily in 2008 and have remained at low levels during 2009, reduced our yield on interest earning assets and our cost of funds. Our net interest income, on a fully taxable equivalent, or FTE, basis, increased $507 thousand, or less than 1.0%, to $62.5 million for the three months ended September 30, 2009 compared to $62.0 million for the same period in 2008; and, net FTE interest income increased $3.5 million, or 1.9%, to $183.3 million for the nine months ended September 30, 2009 compared to $179.8 million for the same period in 2008.
     Despite growth in net FTE interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin during the three and nine month ended September 30, 2009, as compared to the same periods in 2008. Our net FTE interest margin was 4.00% during third quarter 2009, compared to 4.04% during second quarter 2009, 4.12% during first quarter 2009 and 4.30% during third quarter 2008. During the nine months ended September 30, 2009, our net FTE interest margin decreased 24 basis points to 4.05%, as compared to 4.29% for the same period in 2008. During the first nine months of 2009, our focus on balancing growth to improve liquidity resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin. During third quarter 2009, we began investing excess liquidity in short-term U.S. agency investment securities which typically produce a higher yield than federal funds sold.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Compared with 2008			2009 Compared with 2008
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$(814)	$(6,656)	$(7,470)	$12,165	$(32,609)	$(20,444)
Investment securities (1)	1,743	(2,039)	(296)	(255)	(2,652)	(2,907)
Federal funds sold	2,239	(2,163)	76	4,442	(4,905)	(463)
Interest bearing deposits in banks	—	(11)	(11)	(136)	(32)	(168)

Total change	3,168	(10,869)	(7,701)	16,216	(40,198)	(23,982)

Interest bearing liabilities:
Demand deposits	(166)	(1,850)	(2,016)	(655)	(6,897)	(7,552)
Savings deposits	810	(2,899)	(2,089)	2,260	(9,198)	(6,938)
Time deposits	4,539	(5,435)	(896)	14,255	(17,471)	(3,216)
Federal funds purchased	(436)	(108)	(544)	(1,112)	(194)	(1,306)
Borrowings (2)	(618)	(1,254)	(1,872)	(1,579)	(4,427)	(6,006)
Long-term debt	(88)	(236)	(324)	(271)	(766)	(1,037)
Subordinated debentures	—	(467)	(467)	26	(1,404)	(1,378)

Total change	4,041	(12,249)	(8,208)	12,924	(40,357)	(27,433)

Increase in FTE net interest income	$(873)	$1,380	$507	$3,292	$159	$3,451

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on securities sold under repurchase agreements and other borrowed funds.
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
     The provision for loan losses was $10.5 million for third quarter 2009, as compared to $11.7 million during second quarter 2009 and $5.6 million for third quarter 2008. The provision for loan losses increased $18.5 million, or 138.7%, to $31.8 million for the nine months ended September 30, 2009 compared to $13.3 million for the same period in 2008. Fluctuations in provisions for loan losses reflect our assessment of the estimated effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions has particularly affected the performance of many of our real estate development loans. For additional information regarding non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include income from the origination and sale of loans; other service charges, commissions and fees; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $611 thousand, or 2.5%, to $25.0 million for the three months ended September 30, 2009, as compared to $24.4 million for the same period in 2008. Non-interest income increased $2.5 million, or 3.2%, to $78.5 million for the nine months ended September 30, 2009, as compared to $76.0 million for the same period in 2008. Significant components of these increases are discussed below.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $2.3 million, or 84.4%, to $5.1 million for the three months ended September 30, 2009, as compared to $2.8 million for the same period in 2008. Income from the origination and sale of loans increased $16.2 million, or 171.4%, to $25.7 million for the nine months ended September 30, 2009, as compared to $9.5 million for the same period in 2008. Low market interest rates increased demand for residential mortgage loans, which we generally sell into the secondary market with servicing rights retained. During third quarter 2009, we sold $182 million of loans into the secondary market, compared to $436 million during second quarter 2009 and $68 million during third quarter 2008. In June 2009, long-term interest rates increased causing a slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at their existing levels or increase, income from the origination and sale of loans will likely decrease in future quarters.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $763 thousand, or 10.5%, to $8.1 million during the three months ended September 30, 2009 compared to $7.3 million for the same period in 2008. Other service charges, commissions and fees increased $304 thousand, or 1.4%, to $21.6 million during the nine months ended September 30, 2009 compared to $21.3 million for the same period in 2008. These increases were primarily due to additional fee income resulting from higher volumes of debit card transactions. The nine month period increase was partially offset by decreases in insurance commissions of $627 thousand.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues decreased $294 thousand, or 9.7%, to $2.7 million for the three months ended September 30, 2009, as compared to $3.0 million for the same period in 2008. Wealth management revenues decreased $1.6 million, or 17.2%, to $7.9 million for the nine months ended September 30, 2009, as compared to $9.6 million for the same period in 2008. Quarter-to-date and year-to-date decreases in wealth management revenues from the same periods in 2008 are primarily due to reductions in the market values of assets under trust management.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of assets other than investment securities. Other income increased $2.4 million, or 191.7%, to $3.6 million for the three months ended September 30, 2009, as compared to $1.2 million for the same period in 2008. Other income increased $872 thousand, or 12.5%, to $7.8 million for the nine months ended September 30, 2009, as compared to $7.0 million for the same period in 2008. During third quarter 2009, we recorded a non-recurring gain of $2.1 million on the sale of our Visa Inc. Class B shares. This increase was offset by first quarter 2008 non-recurring gains of $1.6 million on the mandatory redemption of Visa, Inc. Class B shares and $1.1 million from the release of escrow funds related to the December 2006 sale of our interest in an internet bill payment company. For additional information regarding the conversion and sale of Visa Class B shares, see “Notes to the Unaudited Consolidated Financial Statements — Commitments and Guarantees” included herein.
     On December 31, 2008, we completed the sale of i_Tech to Fiserv Solutions, Inc. We recorded a $27.1 million net gain on the sale in 2008. i_Tech provided technology support services to us, our bank and non-bank subsidiaries, and to non-affiliated customers in our market areas and nine additional states. During the three and nine months ended September 30, 2008, i_Tech generated $4.6 million and $13.3 million, respectively, in non-affiliate revenues. Subsequent to the sale, we no longer receive technology services revenues from non-affiliates.
     Non-interest Expense. Non-interest expense increased $2.2 million, or 4.0%, to $57.4 million for the three months ended September 30, 2009, as compared to $55.2 million for the same period in 2008. Non-interest expense increased $4.5 million, or 2.9%, to $162.6 million for the nine months ended September 30, 2009, as compared to $158.0 million for the same period in 2008. Significant components of these increases are discussed below.
     Salaries, wages and employee benefits expense increased $364 thousand, or 1.3%, to $28.0 million for the three months ended September 30, 2009 compared to $27.7 million for the same period in 2008. Salaries, wages and employee benefits expense decreased $147 thousand, or less than 1.0%, to $85.6 million for the nine months ended September 30, 2009 compared to $85.7 million for the same period in 2008. Normal inflationary and other increases in salaries, wages and employee benefits were offset by a reduction in workforce of approximately 120 full-time equivalent employees due to the sale of i_Tech in December 2008.
     Occupancy expense decreased $86 thousand, or 2.2%, to $3.9 million for the three months ended September 30, 2009 compared to $4.0 million for the same period in 2008. Occupancy expense decreased $587 thousand, or 4.8%, to $11.7 million for the nine months ended September 30, 2009 compared to $12.2 million for the same period in 2008. Decreases in occupancy expense are due to the termination of a building lease in conjunction with the sale of i_Tech in December 2008.
     FDIC insurance premiums increased $1.5 million, or 162.9%, to $2.4 million for the three months ended September 30, 2009 compared to $904 thousand during third quarter 2008. FDIC insurance premiums increased $7.9 million, or 437.3%, to $9.7 million for the nine months ended September 30, 2009 compared to $1.8 million for the same period in 2008. Increases in deposit insurance expense were due to increases in fee assessment rates during 2009 and a second quarter 2009 special assessment applied to all insured institutions (see discussion below). The increases were also partly related to the additional 10 basis point per annum assessment paid on covered transaction accounts exceeding $250 thousand under the deposit insurance coverage guarantee program and the full utilization of available credits to offset assessments during the first nine months of 2008. We expect FDIC insurance premiums to remain elevated for the foreseeable future.
     In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Funds. During second quarter 2009, we accrued FDIC insurance expense of $3.1 million for this special assessment. The final rule also allows the FDIC to impose up to two additional 5 basis point special assessments if needed. Any additional special assessments imposed would also be capped at 10 basis points of domestic deposits. As of September 30, 2009, no additional special assessments had been imposed by the FDIC.
     Furniture and equipment expense decreased $1.6 million, or 34.8%, to $3.0 million for the three months ended September 30, 2009, as compared to $4.6 million for the same period in 2008. Furniture and equipment expense decreased $5.1 million, or 36.1%, to $9.0 million for the nine months ended September 30, 2009, as compared to $14.1 million for the same period in 2008. Decreases in equipment maintenance and depreciation expense during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, were due primarily to the sale of i_Tech in December 2008.
     Outsourced technology services expense increased $1.3 million, or 125.9%, to $2.3 million for the three months ended September 30, 2009 compared to $1.0 million for the same period in 2008. Outsourced technology services expense increased $5.4 million, or 187.2%, to $8.3 million for the nine months ended September 30, 2009 compared to $2.9 million for the same period in 2008. Concurrent with the December 31, 2008 sale of i_Tech, we entered into a service agreement with Fiserv Solutions, Inc. to receive data processing, electronic funds transfer and other technology services previously provided by i_Tech. Increases in outsourced technology services expense were largely offset by decreases in salaries, wages and benefits; furniture and equipment; occupancy; and, other expenses.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. Significant declines in long-term interest rates occurring in December 2008 reduced the period over which we anticipate residential mortgage loans will remain outstanding and the period over which we anticipate we will collect net servicing income on these loans. These changes in estimates resulted in higher amortization expense in 2009. Mortgage servicing rights amortization increased $68 thousand, or 5.6%, to $1.3 million for the three months ended September 30, 2009, as compared to $1.2 million for the same period in 2008; and, mortgage servicing rights amortization increased $2.3 million, or 58.4%, to $6.3 million for the nine months ended September 30, 2009, as compared to $4.0 million for the same period in 2008.
     OREO expense is recorded net of OREO income. Variations in net OREO expense between periods is primarily due to write-downs of the estimated fair value of OREO properties, recognition of valuation reserves, fluctuations in gains and losses recorded on sales of OREO properties and fluctuations in the number of OREO properties and the carrying costs associated with those properties. OREO expense was $5.2 million for the three months ended September 30, 2009, as compared to $79 thousand for the three months ended September 30, 2008; and, $6.1 million for the nine months ended September 30, 2009, as compared to $108 thousand for the nine months ended September 30, 2008. During third quarter 2009, the carrying value of one real estate development property was written down by $4.3 million due to a decline in the estimated market value of the property. Management expects net OREO expense will remain elevated in future quarters as compared to prior years due to increases in the number of individual OREO properties held, overall reduced activity in real estate markets and accompanying lower valuations.

     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During third quarter 2009, we recorded impairment of $296 thousand compared to $1.6 million during third quarter 2008. During the nine months ended September 30, 2009, we reversed previously recorded impairment of $7.0 million, as compared to a recording additional impairment of $895 thousand during the same period in 2008.
     Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and, other losses. Other expenses decreased $3.0 million, or 22.1%, to $10.5 million for the three months ended September 30, 2009 compared to $13.4 million for the same period in 2008. Other expenses decreased $3.2 million, or 9.2%, to $31.2 million for the nine months ended September 30, 2009 compared to $34.4 million for the same period in 2008. These decreases are primarily the result of a $1.3 million other-than-temporary impairment charge recorded during third quarter 2008 and non-recurring fraud losses of $471 and $708 thousand recorded during the three and nine months ended September 30, 2008, respectively. Also contributing to the decrease in other expenses were reductions in expense due to the sale of i_Tech in December 2008 and a continuing focus on reducing targeted controllable expenses during the first nine months of 2009. These reductions were partially offset by higher debit card expense resulting from higher transaction volumes.
     Income Tax Expense. Our effective federal income tax rate was 29.3% for the nine months ended September 30, 2009 and 30.3% for the nine months ended September 30, 2008. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the nine months ended September 30, 2009 and 4.4% for the nine months ended September 30, 2008. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
OPERATING SEGMENT RESULTS
     Our only operating segment is community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. Activities conducted by the Parent Company and its nonbank subsidiaries are incidental to community banking and, therefore, are not considered operating segments.
     Prior to 2009, we reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech to affiliated and non-affiliated customers. On December 31, 2008, we sold i_Tech and moved certain operational functions previously provided by i_Tech to our bank subsidiary.
FINANCIAL CONDITION
     Total assets increased $295 million, or 4.4%, to $6,923 million as of September 30, 2009, from $6,628 million as of December 31, 2008, due to the deployment of funds generated through organic deposit growth.
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve.

     The following table presents the composition of our loan portfolio as of the dates indicated:
Loan Portfolio
(Dollars in thousands)

	September 30,	Percent of	December 31,	Percent of
	2009	Total	2008	Total

Real estate loans:
Residential	$544,453	11.8%	$587,464	12.3%
Agricultural	199,530	4.3	191,831	4.0
Commercial	1,559,161	33.9	1,483,967	31.1
Construction	677,556	14.7	790,177	16.5
Mortgage loans originated for sale	42,343	0.9	47,076	1.0

Total real estate loans	3,023,043	65.6	3,100,515	64.9

Consumer:
Indirect consumer loans	434,154	9.4	417,243	8.7
Credit card loans	58,598	1.3	54,164	1.1
Other consumer loans	192,621	4.2	198,324	4.2

Total consumer loans	685,373	14.9	669,731	14.0

Commercial	746,302	16.2	853,798	17.9
Agricultural	143,549	3.1	145,876	3.1
Other loans, including overdrafts	8,187	0.2	2,893	0.1

Total loans	$4,606,454	100.0%	$4,772,813	100.0%

     Total loans decreased $166 million, or 3.5%, to $4,606 million as of September 30, 2009 from $4,773 million as of December 31, 2008. Management attributes low loan demand during the first nine months of 2009 to the continuing impact of the broad recession on borrowers in our market areas and, to a lesser extent, the movement of lower-quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.
     Commercial real estate loans increased $75 million, or 5.1%, to $1,559 million as of September 30, 2009 from $1,484 million as of December 31, 2008. Management attributes this increase to continued funding for infrastructure on projects under construction as of December 31, 2008.
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $226 million, or 21.0%, to $1,298 million as of September 30, 2009 from $1,072 million as of December 31, 2008. During third quarter 2009, we began investing our excess liquidity, as represented by higher levels of federal funds sold, into investment securities maturing within thirty-six months. Management expects investment securities to continue to increase in future quarters as excess liquidity continues to be reinvested.
     In conjunction with the merger of our three bank subsidiaries during third quarter 2009, we transferred available-for-sale state, county and municipal investment securities with amortized costs of $28 million and fair market values of $29 million into the held-to-maturity category. This transfer more closely aligns the investment portfolios of the merged banks with that of First Interstate Bank, the surviving institution. Unrealized net gains of $1.1 million included in accumulated other comprehensive income at the time of transfer are being amortized to yield over the remaining lives of the transferred securities.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2009, we had investment securities with fair values of $1.5 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $29 thousand as of September 30, 2009, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and nine months ended September 30, 2009. Impairment losses to $1.3 million were recorded during third quarter 2008.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $198 million, or 63.2%, to $512 million as of September 30, 2009 from $314 million as of December 31, 2008, largely due to management’s focus on increasing liquidity through balanced internal growth combined with weak loan demand during the first nine months of 2009.
     Premises and Equipment. Premises and equipment increased $19 million, or 10.9%, to $197 million as of September 30, 2009 from $178 million as of December 31, 2008. This increase is primarily due to costs associated with the construction of one new branch banking office and an operations center, both of which were placed into service in October 2009.
     Mortgage Servicing Rights. Mortgage servicing rights are initially recorded at fair value based on comparable market quotes and are amortized over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment. Impairment adjustments, if any, are recorded through a valuation allowance. Net mortgage servicing rights increased $9 million, or 83.8%, to $20 million as of September 30, 2009 from $11 million as of December 31, 2008. Recent low market interest rates increased demand for residential real estate loans, which we generally sell into the secondary market with servicing rights retained. In addition, increases in long-term interest rates in June 2009 resulted in a recovery of previously recorded impairment, which increased the carrying value of our mortgage servicing rights.
     Other Real Estate Owned. OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Upon initial recognition, write-downs based on the foreclosed asset’s fair value less estimated selling costs at foreclosure are reported through charges to the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged against earnings in the period in which they are identified. OREO increased $26 million, or 429.0%, to $32 million as of September 30, 2009 from $6 million as of December 31, 2008, primarily due to the foreclosure on properties collateralizing the loans of three residential real estate developers and one commercial real estate borrower. For additional information regarding OREO, see “Non-Performing Assets” included herein.
     Deferred Tax Asset/Liability. Net deferred tax asset/liability decreased $8 million, or 104.3%, to a liability of $315 thousand as of September 30, 2009 from an asset of $7 million as of December 31, 2008 primarily due to fluctuations in net unrealized gains on available-for-sale investment securities.
     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.
     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	September 30,	Percent of	December 31,	Percent of
	2009	Total	2008	Total

Non-interest bearing demand	$1,051,721	18.5%	$985,155	19.0%

Interest bearing:
Demand	1,076,239	18.9	1,059,818	20.5
Savings	1,372,030	24.2	1,198,783	23.2
Time certificates of deposit, $100 and over	926,429	16.3	821,437	15.9
Other time deposits	1,256,711	22.1	1,109,066	21.4

Total interest bearing	4,631,409	81.5	4,189,104	81.0

Total deposits	$5,683,130	100.0%	$5,174,259	100.0%

     Total deposits increased $509 million, or 9.8%, to $5,683 million as of September 30, 2009 from $5,174 million as of December 31, 2008. All categories of deposits demonstrated growth during the first nine months of 2009 and there was a shift in the mix of deposits from interest-free and lower-cost deposits to higher costing savings and time deposits. Management attributes our organic deposit growth to ongoing business development in our market areas and increases in consumer savings. In addition, we participate in the CDARS program, which allows us to provide competitive certificate of deposit products while maintaining FDIC insurance for customers with larger balances.

     Federal Funds Purchased. In addition to deposits, we use federal funds purchased as a source of funds to meet the daily liquidity needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. As of September 30, 2009, our federal funds purchased were zero. As of December 31, 2008, we had federal funds purchased of $31 million.
     Repurchase Agreements. Under repurchase agreements with commercial depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $134 million, or 25.5%, to $391 million as of September 30, 2009 from $526 million as of December 31, 2008, primarily due to fluctuations in the liquidity needs of our customers and the introduction of full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits under the Temporary Liquidity Guarantee Program.
     Other Borrowed Funds. Other borrowed funds decreased $73 million, or 92.7% to $6 million as of September 30, 2009 from $79 million as of December 31, 2008. The decrease was due to the scheduled repayments and maturities of short-term borrowings from the Federal Home Loan Bank.
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
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Non-performing loans:
Non-accrual loans	$120,026	120,500	90,852	85,632	84,244
Accruing loans past due 90 days or more	4,069	13,954	11,348	3,828	3,676
Restructured loans	988	1,030	1,453	1,462	1,880

Total non-performing loans	125,083	135,484	103,653	90,922	89,800
OREO	31,875	31,789	18,647	6,025	3,171

Total non-performing assets	$156,958	167,273	122,300	96,947	92,971

Non-performing loans to total loans	2.72%	2.90%	2.19%	1.90%	1.89%
Non-performing assets to total loans and OREO	3.38%	3.56%	2.58%	2.03%	1.96%

     Total non-performing loans increased $34 million, or 37.6%, to $125 million as of September 30, 2009 from $91 million as of December 31, 2008. The increase in non-performing loans was spread primarily among the real estate construction, commercial real estate and residential real estate development categories and is attributable to general declines in markets dependent upon resort communities and second home sales and declines in real estate prices. In addition, increasing unemployment has negatively impacted the credit performance of consumer and real estate related loans. This market turmoil and tightening of credit has led to increased levels of delinquency, a lack of consumer confidence, increased market volatility and a widespread reduction of general business activities in our market areas. We expect the continuing impact of the current difficult economic conditions and rising unemployment levels in our market areas to further increase non-performing loans in future quarters. During the first nine months of 2009, approximately $53 million in relationships which were classified as non-performing at December 31, 2008 were removed from the non-performing loan classification. Approximately $36 million of these loans were removed because we acquired the underlying collateral of the loans through foreclosure. In contrast, during the first nine months of 2009, we classified approximately $87 million of credit relationships as non-performing for the first time.
     Loans past due 90 days or more and still accruing interest decreased $10 million, or 70.8%, to $4 million as of September 30, 2009 from $14 million as of June 30, 2009. During third quarter 2009, one borrower who had previously been more than 90 days past due on two loans, made payments and brought the loans current.

     OREO increased $26 million, or 429.0%, to $32 million as of September 30, 2009 from $6 million as of December 31, 2008. Approximately 80% of this increase relates to the foreclosure on properties collateralizing the loans of three real estate developers and one commercial real estate borrower. These loans were previously included in non-accrual loans.
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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Balance at beginning of period	$98,395	$92,223	$87,316	$77,094	$72,650
Allowance of acquired banking offices	—	—	—	—	—
Provision charged to operating expense	10,500	11,700	9,600	20,036	5,636
Less loans charged off	(7,641)	(6,350)	(5,194)	(10,118)	(1,653)
Add back recoveries of loans previously charged off	494	822	501	304	461

Net loans charged-off	(7,147)	(5,528)	(4,693)	(9,814)	(1,192)

Balance at end of period	$101,748	$98,395	$92,223	$87,316	$77,094

Period end loans	$4,606,454	$4,665,550	$4,725,681	$4,772,813	$4,744,675
Average loans	4,623,749	4,693,750	4,762,021	4,527,987	4,672,200
Annualized net loans charged off to average loans	0.61%	0.47%	0.40%	0.82%	0.10%
Allowance to period end loans	2.21%	2.11%	1.95%	1.83%	1.62%

     The allowance for loan losses as a percent of total loans increased to 2.21% as of September 30, 2009 compared to 1.83% as of December 31, 2008. The increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the estimated effects of current economic conditions on our loan portfolio and increases in past due, non-performing and internally risk classified loans. Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio.
CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT
     Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $32 million, or 5.9%, to $571 million as of September 30, 2009 from $539 million as of December 31, 2008, due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. In addition, during third quarter 2009 we raised additional capital of $4 million through the sale of 62,828 shares of common stock to our employees and directors pursuant to our employee benefit plans. We paid aggregate cash dividends of $12.2 million to common shareholders and $2.6 million to preferred shareholders during the nine months ended September 30, 2009.

     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices designed to ensure our long-term success and conserve capital. During second and third quarter 2009, we decreased quarterly dividends to $.45 per common share, a decrease of $.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, during 2009 we limited repurchase of common stock outside of our 401(k) retirement plan. During the first nine months of 2009, we repurchased 136,357 shares of common stock with an aggregate value of $9.6 million compared to repurchases of 267,622 shares of common stock with an aggregate value of $22.7 million during the same period in 2008. During second quarter 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved; however, we elected not to participate in this capital program.
     Our Board of Directors, together with management, has been evaluating our capital structure and needs as part of our ongoing business planning. Several financing alternatives for enhancing our capital and equity position are currently being considered, including a private equity offering, debt issuance and other funding transactions. As part of these alternatives, the Board is giving consideration to an initial public offering which would eliminate our need to conduct and fund quarterly stock repurchases and may enhance the value of our common stock. We will continue to evaluate our financing opportunities and steps are being taken to prepare the Company to pursue any one of these alternatives. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2009 and December 31, 2008, our bank subsidiary had capital levels that, in all cases, exceeded the well-capitalized guidelines. On December 16, 2008, federal banking regulators approved a final rule permitting banking organizations to reduce the amount of goodwill deducted from tier 1 capital by the amount of any associated deferred tax liability. This rule, which became effective in January 2009, significantly increased our tier 1 and total risk-based capital ratios. Our September 30, 2009 tier 1 risk-based capital ratio was 10.28%, compared to 8.57% as of December 31, 2008, and our total risk-based capital ratio was 12.21%, compared to 10.49% as of December 31, 2008. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements - Regulatory Capital” contained herein.
     As of September 30, 2009, we had $38 million outstanding under a syndicated credit agreement. The syndicated credit agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock, and the amount of dividends payable to shareholders. As of September 30, 2009, June 30, 2009 and March 31, 2009, the Company was in violation of certain financial performance covenants related to non-performing assets. On October 28, 2009, the Company entered into an engagement letter with the administrative agent of the Credit Agreement to arrange with the syndicated banks, a waiver of all 2009 financial performance covenant violations and to amend the terms of the Credit Agreement in accordance with a proposed term sheet. The proposed term sheet amends the Credit Agreement to eliminate borrowing on the revolving credit facility, change the maturity date on the term notes from January 10, 2013 to December 31, 2010, increase the interest rate charged on the term notes to a maximum non-default rate of LIBOR plus 4.25% and eliminate the annual commitment fee on the revolving credit facility.
     The proposed term sheet also includes revisions to certain debt covenants effective as of September 30, 2009 and waives all debt covenant defaults resulting from breaches existing as of March 31, 2009 and June 30, 2009. Upon acceptance of the proposed term sheet, the Company will pay amendment and waiver fees of 0.40% of all amounts outstanding under the Credit Agreement and an administrative fee of $63. If the proposed term sheet is not consummated, the syndicated banks will be entitled to pursue the remedies available under the Credit Agreement, including an acceleration of the full amount due thereunder.

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
     As a holding company, we are a corporation separate and apart from our subsidiary bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our subsidiary bank to pay dividends to us.
ASSET LIABILITY MANAGEMENT
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by our subsidiary bank’s board of directors. The board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management.
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of September 30, 2009, our income simulation model predicted net interest income would decrease $10.2 million, or 3.9%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates. This scenario predicts that our funding sources will reprice faster than our interest earning assets.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of September 30, 2009. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See “Note 15 — Recent Accounting Pronouncements” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of September 30, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2009, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.
Limitations on Controls and Procedures
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2009.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs

July 2009	—	$—	—	Not Applicable
August 2009	6,223	60.00	—	Not Applicable
September 2009	30,689	60.00	—	Not Applicable

Total	36,912	$60.00	—	Not Applicable

(1)	Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of September 30, 2009, approximately 90% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

2.1(1)	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp., Inc.

2.2(2)	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp., Inc.

3.1(3)	Restated Articles of Incorporation dated February 27, 1986

3.2(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.3(4)	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996

3.4(5)	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997

3.5(6)	Articles of Amendment to Restated Articles of Incorporation dated January 9, 2008.

3.6(7)	Restated Bylaws of First Interstate BancSystem, Inc. dated July 29, 2004

4.1(8)	Specimen of common stock certificate of First Interstate BancSystem, Inc.

4.2(6)	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc.

4.3(3)	Shareholder’s Agreement for non-Scott family members

4.4(9)	Shareholder’s Agreement for non-Scott family members dated August 24, 2001

4.5(10)	Shareholder’s Agreement for non-Scott family members dated August 19, 2002

4.6(11)	First Interstate Stockholders’ Agreements with Scott family members dated January 11, 1999

4.7(11)	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders

10.1(2)	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent.

10.2(12)	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent

10.3(2)	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent.

10.4(2)	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank.

10.5(3)	Lease Agreement Between Billings 401 Joint Venture and First Interstate Bank Montana and addendum thereto

10.6(3) †	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended

10.7(13) †	2001 Stock Option Plan

10.8(14) †	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated effective April 30, 2008

10.9(15)†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998

10.10(16)†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000

10.11(9)†	First Interstate BancSystem, Inc. 2004 Restricted Stock Award Plan

10.12(17) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.13(18) †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers

10.14(18) †	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers

10.15(21) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight

10.16(18) †	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight

10.17(18) †	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle, and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008

10.18(19)	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc.

31.1	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K dated September 18, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated January 10, 2008.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 33-84540.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated October 1, 1996.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-37847.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 4 to Registration Statement of Form S-8, No. 333-76825.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-3250.

(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-76825.

(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, No. 333-76825.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-76825.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 3, 2008.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 8, No. 333-106495.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, No. 333-153064.

(15)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A related to the Registrant’s Annual Meeting of Shareholders to be held May 5, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S — 1, No. 333-25633.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date November 10, 2009	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date November 10, 2009	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer