Form 10-K
period 2009-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2010-02-19
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009, or

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
☐ Yes       ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).
☐ Yes       ☐ No
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
The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 7,837,397.
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 7, 2010. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

PART I
Item 1. Business
     The disclosures set forth in this report are qualified by Item 1A. Risk Factors included herein and the section captioned “Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. When we refer to “we,” “our,” “us” or the “Company” in this annual report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” in this annual report, we mean First Interstate Bank.
Our Company
     We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of January 31, 2010, we had consolidated assets of $7.0 billion, deposits of $5.7 billion, loans of $4.5 billion and total stockholders’ equity of $576 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our wholly-owned subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.
     We are the licensee under a perpetual trademark license agreement granting us an exclusive, nontransferable license to use the “First Interstate” name and logo in Montana, Wyoming and the six neighboring states of Idaho, Utah, Colorado, Nebraska, South Dakota and North Dakota.
     We have grown our business by adhering to a set of guiding principles and a long-term disciplined perspective that emphasizes our commitment to providing high-quality financial products and services, delivering quality customer service, effecting business leadership through professional and dedicated managers and employees, assisting our communities through socially responsible leadership and cultivating a strong and positive corporate culture. In the future, we intend to remain a leader in our markets by continuing to adhere to the core principles and values that have contributed to our growth and success and by continuing to follow our community banking model. In addition, we plan to continue to expand our business in a disciplined and prudent manner, including organic growth in our existing market areas and expansion into new and complementary markets when appropriate opportunities arise.
Community Banking
     Community banking encompasses commercial and consumer banking services provided through our Bank, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and trust, employee benefit, investment and insurance services. Our community banking philosophy emphasizes providing customers with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through community service activities. We grant our banking offices significant authority in delivering and pricing products in response to local market considerations and customer needs. This authority enables our banking offices to remain competitive by responding quickly to local market conditions and enhances their relationships with the customers they serve by tailoring our products and price points to each individual customer’s needs. We also require accountability by having company-wide standards and established limits on the authority and discretion of each banking office. This combination of authority and accountability allows our banking offices to provide personalized customer service and be in close contact with our communities, while at the same time promoting strong performance at the branch level and remaining focused on our overall financial performance.

Lending Activities
     We offer short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. These credit policies establish lending guidelines based on the experience and authority levels of the personnel located in each banking office and market. The policies also establish thresholds at which loan requests must be recommended by our credit committee and/or approved by the Bank’s board of directors. While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.
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
Wealth Management
     We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of January 31, 2010, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $2.4 billion.
Centralized Services
     We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections and, other operational activities. Additionally, policy and management direction and specialized staff support services have been centralized to enable our branches to serve their markets more effectively. These services include credit administration, finance, accounting, human resource management, internal audit and other support services.
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
Employees
     At January 31, 2010, we employed 1,727 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

Regulation and Supervision
Regulatory Authorities
     We are subject to extensive regulation under federal and state laws. A description of the significant laws and regulations applicable to us is summarized below. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. Those issuances may affect the conduct of our business or impose additional regulatory obligations.
     As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and to supervision, regulation and regular examination by the Federal Reserve. Because we have a class of stock registered under the Securities Exchange Act of 1934, as amended, we are also subject to the disclosure and regulatory requirements of the Securities Act and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission, or SEC.
     The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Department of Administration, Division of Banking and Financial Institutions, with respect to its activities in Wyoming the State of Wyoming, Department of Audit, and with respect to its activities in South Dakota, the State of South Dakota Department of Revenue & Regulation, Division of Banking.
     The Bank’s deposits are insured by the Deposit Insurance Fund, or DIF, of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.
     The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of its permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with various laws and regulations and the collection and retention of information.
Financial and Bank Holding Company
     The Bank is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection or other financial or managerial support may be required at times when the bank holding company does not have the resources to provide it. Such capital injections in the form of loans are also subordinate to deposits and to certain other indebtedness of its subsidiary banks.
     We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by state law of such deposits in that state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states where authorized under the laws of those states. With regard to interstate bank mergers, a state can prohibit them entirely or prohibit them to the extent that they would exceed such a specified percentage of insured bank deposits, provided such prohibition does not discriminate against out-of-state banks. Under Montana law, banks, bank holding companies and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution and its affiliates would directly or indirectly control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana.

     Under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and as a financial holding company, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally. In most circumstances, we must notify the Federal Reserve of our financial activities within a specified time period following our initial engagement in each business or activity. If the type of proposed business or activity has not been previously determined by the Federal Reserve to be financially related or incidental to financial activities, we must receive the prior approval of the Federal Reserve before engaging in the activity.
     We may engage in authorized financial activities, such as providing investment services, provided that we remain a financial holding company and meet certain regulatory standards of being “well capitalized” and “well managed.” If we fail to meet the “well capitalized” or “well managed” regulatory standards, we may be required to cease our financial holding company activities or, in certain circumstances, to divest of the Bank. We do not currently engage in significant financial holding company businesses or activities not otherwise permitted for bank holding companies generally. Should we engage in certain financial activities currently authorized to financial holding companies, we may become subject to additional laws, regulations, supervision and examination by regulatory agencies.
     In addition, in order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana also conducts throughout the year periodic onsite and offsite inspections and credit reviews of us.
     Our ability to redeem shares of company stock is limited under Federal Reserve regulations. In general, those regulations permit us to redeem stock without prior approval of the Federal Reserve only if the company is well-capitalized both before and immediately after the redemption. In February 2009, the Federal Reserve issued SR 09-4 which, among other things, requires all bank holding companies to consult with the Federal Reserve prior to redeeming stock without regard to the bank holding company’s capital status or regulations otherwise permitting redemptions without prior approval of the Federal Reserve. The Federal Reserve has not indicated whether SR 09-4 will be rescinded.
Restrictions on Transfers of Funds to Us and the Bank
     Dividends from the Bank are the primary source of funds for the payment of our expenses of operating and for the payment of dividends to and the repurchase of shares from our shareholders. Under both state and federal law, the amount of dividends that may be paid by the Bank from time to time is limited. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consents of the Montana and federal banking regulators are obtained.
     A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific dividend limitations or prohibitions in certain circumstances. The Bank is not currently subject to a specific regulatory dividend limitation other than generally applicable limitations.
     In general, banks are also prohibited from making capital distributions, including dividends and are prohibited from paying management fees to control persons if it would be “undercapitalized” under the regulatory framework for corrective action after making such payments. See “—Capital Standards and Prompt Corrective Action.”
     Certain restrictive covenants in future debt instruments may also limit the Bank’s ability to make dividend payments to us. Also, under Montana corporate law, a dividend may not be paid if, after giving effect to the dividend: (1) the company would not be able to pay its debts as they become due in the usual course of business; or (2) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the company were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.
     In addition, under the Federal Reserve Act, the Bank may not lend funds to, or otherwise extend credit to or for our benefit or the benefit of our affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. This may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends, interest and operational expenses. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve’s Regulation W and relevant federal statutes, among other things, impose significant additional limitations on transactions in which the Bank may engage with us, with each other, or with other affiliates.

     Furthermore, because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank upon its liquidation or reorganization will be subject to the prior claims of the Bank’s creditors. In the event of such a liquidation or other resolution, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment of the claims of holders of any obligation of the Bank to its shareholders, including us, or our shareholders or creditors.
Capital Standards and Prompt Corrective Action
     Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
     The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. These tiers are:
•	Core Capital (tier 1). Tier 1 capital includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include up to a limit of 25% of cumulative preferred stock in their tier 1 capital.

•	Supplementary Capital (tier 2). Tier 2 capital includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations.
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
     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted capital measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.
     The capital guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The Federal Reserve has not advised us of any specific minimum leverage ratio applicable to us or the Bank.

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
     Under the regulations adopted by the federal regulatory authorities, a bank will be: (1) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (3) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (4) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (5) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Our regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
     The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (1) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (2) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
     “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including mandated capital raising activities such as orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, restrictions for interest rates paid, removal of management and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
Safety and Soundness Standards and Other Enforcement Mechanisms
     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, internal controls and audit systems, among others, as required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA. These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.
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

Emergency Economic Stabilization Act of 2008
     In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA authorizes the U.S. Treasury, or Treasury, to provide up to $700 billion in funding to stabilize and provide liquidity to the financial markets. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program, or TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program described below. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. On February 17, 2009, the American Recovery and Reinvestment of 2009, or AARA, was enacted which amended, in certain respects, the EESA and provided an additional $787 billion in economic stimulus funding.
     Under the TARP Capital Purchase Program, the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. In conjunction with the issuance of the senior preferred stock, participating institutions must issue to the Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 5% of the amount of senior preferred stock. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Although we submitted an application for participation in the TARP Capital Purchase Program and were approved, we have elected not to participate in this program.
Deposit Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.
     The FDIC made several adjustments to the assessment rate during 2009 including a special assessment permitted under statutory authority granted in 2008. The assessment schedule published as of April 1, 2009 and effective for assessments on and after September 30, 2009 provides for assessment ranges, based upon risk assessment of each insured depository institution, of between 7 and 77.5 cents per $100 of domestic deposits. The Bank is currently in Risk Category 1, the lowest risk category, which provides for a base assessment range of 7 to 24 cents per $100 of domestic deposits. The special assessment was applicable to all insured depository institutions and totaled 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.
     On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guaranty Program, or TLG, Program. Under the TLG Program, the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal, or NOW, accounts paying 0.5% or less interest per annum and Interest on Lawyers Trust Accounts, or IOLTA, held at participating FDIC-insured institutions through June 30, 2010. On March 17, 2009, the FDIC extended the debt guarantee program through October 31, 2009. The Bank elected to participate in the deposit insurance coverage guarantee program. The Bank has not elected to participate in the unsecured debt guarantee program because more cost-effective liquidity sources are available to us. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000.
     All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.
     On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the DIF.

     The Bank made its prepayment on December 31, 2009 in the total amount of $32 million. The actual assessments becoming due from the Bank on the last day of each calendar quarter will be applied against the prepaid amount until the prepayment amount is exhausted. If the prepayment amount is not exhausted before June 30, 2013 any remaining balance will be returned to the Bank. The prepayment amount does not bear interest.
Insolvency of an Insured Depository Institution
     If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power, among other things: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.
Depositor Preference
     The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Customer Privacy and Other Consumer Protections
     The GLB Act imposes customer privacy requirements on any company engaged in financial activities, including the Bank and us. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial holding company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.
     The Bank is subject to a variety of federal and state laws and reporting obligations aimed at protecting consumers including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Electronic Fund Transfer Act.
     On November 17, 2009, the Federal Reserve Board published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.
     There have been numerous attempts at the federal level to expand consumer protection measures. A major focus of recent legislation has been aimed at the creation of a consumer financial protection agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products. If enacted, such legislation may have a substantial impact on the Bank’s operations. However, because any final legislation may differ significantly from current proposals, the specific effects of the legislation cannot be evaluated at this time.
     In addition, the Community Reinvestment Act, or CRA, generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising our other activities or in authorizing new activities.

     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent published examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management responds proactively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.
USA PATRIOT Act
     The USA PATRIOT Act of 2001 amended the Bank Secrecy Act of 1970 and adopted additional measures requiring insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. These acts and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. The USA PATRIOT Improvement and Reauthorization Act of 2005, among other things, made permanent or otherwise generally extended the effectiveness of provisions applicable to financial institutions.
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
     From time to time, legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as regulatory agencies. Such initiatives may include proposals to expand or contract the powers of financial and bank holding companies and depository institutions, proposals to substantially change the financial institution regulatory system or proposals to increase the required capital levels of insured depository organizations such as the Bank. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial services providers. We cannot predict whether such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows.
Website Access to SEC Filings
     All of our reports and statements filed or furnished electronically with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible at no cost through our website at www.firstinterstatebank.com as soon as reasonably practicable after they have been filed with the SEC. These reports are also accessible on the SEC’s website at www.sec.gov. The public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1580, 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report.

Item 1A. Risk Factors
     Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition, results of operations and prospects could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects. Readers should consider carefully the following important factors in evaluating us, our business and an investment in our securities.
Risks Relating to the Market and Our Business
     We may incur significant credit losses, particularly in light of current market conditions.
     We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. During 2008 and 2009, we experienced deterioration in credit quality, particularly in certain real estate development loans, due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned and internally risk classified loans, thereby increasing our provision for loan losses and decreasing our operating income in 2008 and 2009. As of December 31, 2009, we had total non-performing assets of approximately $163 million, compared with approximately $97 million as of December 31, 2008 and approximately $36 million as of December 31, 2007. Given the current economic conditions and trends, management believes we will continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
     Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.
     At December 31, 2009, we had approximately $3.0 billion of commercial, agricultural, construction, residential and other real estate loans, representing approximately 65% of our total loan portfolio. The current economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.
     Economic and market developments, including the potential for inflation, may have an adverse effect on our business, possibly in ways that are not predictable or that we may fail to anticipate.
     Recent economic and market developments and the potential for continued economic disruptions and inflation present considerable risks and challenges to us. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures throughout most of the nation, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have also negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. These risks and challenges have significantly diminished overall confidence in the national economy, the financial markets and many financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us.
     In addition to economic conditions, our business is also affected by political uncertainties, volatility, illiquidity, interest rates, inflation and other developments impacting the financial markets. Such factors have affected and may further adversely affect, both credit and financial markets and future economic growth, resulting in adverse effects on us and other financial institutions in ways that are not predictable or that we may fail to anticipate.

     Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
     Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the recent downturn in the real estate market and economy has heightened our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. At December 31, 2009, we had approximately $2.3 billion of commercial loans, including approximately $1.6 billion of commercial real estate loans, representing approximately 51% of our total loan portfolio.
     If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are even more complex and difficult to determine given recent market developments, the potential for continued market turmoil and the significant uncertainty of future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the banking authorities or regulations require us to increase the allowance for loan losses, our earnings, financial condition, results of operations and prospects could be significantly and adversely affected.
     As of December 31, 2009, our allowance for loan losses was approximately $103 million, which represented 2.28% of total outstanding loans. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our financial condition, results of operations and prospects.
     Our goodwill may become impaired, which may adversely impact our results of operations and financial condition and may limit the ability of our wholly-owned subsidiary, First Interstate Bank, to pay dividends to us, thereby causing liquidity issues.
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of market-based trading and transaction multiples of selected peer banks; and, if required, the estimated fair value is allocated to the acquired assets and liabilities comprising the goodwill. Consequently, the determination of goodwill will be sensitive to market-based trading and transaction multiples. As such, variability in market conditions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. As of December 31, 2009, we had goodwill of approximately $184 million, which was 2.6% of our total assets. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and prospects.
     Furthermore, an impairment of goodwill could cause the Bank to be unable to pay dividends to us, which would reduce our cash flow and cause liquidity issues. See below “Our Bank’s ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services or harm our results of operations and cash flows.
     Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed investment securities portfolio. An increase in interest rates may reduce customers’ desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans which may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. Further, because many of our variable rate loans contain interest rate floors, as market interest rates begin to rise, the interest rates on these loans may not increase correspondingly. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights asset faster, which would accelerate expense and lower our earnings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition, results of operations and prospects. If the current low interest rate environment were to continue for a prolonged period, our interest income could decrease, adversely impacting our financial condition, results of operations and cash flows.
     We may not continue to have access to low-cost funding sources.
     We depend on checking and savings, NOW and money market deposit account balances and other forms of customer deposits as our primary source of funding. Such account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing its funding costs and reducing our net interest income and net income.
     Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.
     The FDIC insures deposits at FDIC insured depository institutions, including the Bank. Under current FDIC regulations, each insured depository institution is subject to a risk-based assessment system and, depending on its assigned risk category, is assessed insurance premiums based on the amount of deposits held. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Recent bank failures have reduced the DIF’s reserves to their lowest level in more than 15 years. On October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio to 1.15% of insured deposits by December 31, 2013. To implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. On February 27, 2009, the FDIC amended the restoration plan to extend the restoration plan horizon to seven years. The amended restoration plan was accompanied by a final rule on March 4, 2009, which adjusted how the risk-based assessment system differentiates for risk and that set new assessment rates. Under the final rule, the base assessment rates increased substantially beginning April 1, 2009.
     On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. On November 17, 2009, the FDIC also published a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.
     A change in the risk category assigned to our Bank, further adjustments to base assessment rates and additional special assessments could have a material adverse effect on our earnings, financial condition and results of operation.

     We may not be able to continue growing our business.
     Our total assets have grown from $5.2 billion as of December 31, 2007 to $7.1 billion as of December 31, 2009. Our ability to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, open new branch banking offices and expand into new and complementary markets when appropriate opportunities arise. In the event we do not continue to grow, our results of operations could be adversely impacted.
     Our ability to grow successfully depends on our capital resources and whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to make loans, attract deposits and maintain asset quality due to constrained capital resources or other reasons, we may not be able to continue growing our business, which could adversely impact our earnings, financial condition, results of operations, and prospects.
     Adverse economic conditions affecting Montana, Wyoming and western South Dakota could harm our business.
     Our customers with loan and/or deposit balances are located predominantly in Montana, Wyoming and western South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or western South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. The current economic recession has adversely affected the real estate and business environment in certain areas in Montana, Wyoming and western South Dakota, especially in markets dependent upon resort communities and second homes such as Bozeman, Montana, Kalispell, Montana, and Jackson, Wyoming. In the future, adverse economic conditions, including inflation, recession and unemployment and other factors, such as political or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and prospects.
     We are subject to significant governmental regulation and new or changes in existing regulatory, tax and accounting rules and interpretations could significantly harm our business.
     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are undergoing significant review, are constantly evolving and may change significantly, particularly given the recent market developments in the banking and financial services industries.
     Recent events have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. Further, federal monetary policy as implemented through the Federal Reserve can significantly affect credit conditions in our markets.
     The nature, extent and timing of the adoption of significant new laws, regulations, rules, standards, policies and interpretations, or changes in or repeal of these items or specific actions of regulators, may increase our costs of compliance and harm our business. For example, potential increases in or other modifications affecting regulatory capital thresholds could impact our status as “well capitalized.” We may not be able to predict accurately the extent of any impact from changes in existing laws, regulations, rules, standards, policies and interpretations.

     Non-compliance with laws and regulations could result in fines, sanctions and other enforcement actions and the loss of our financial holding company status.
     Federal and state regulators have broad enforcement powers. If we fail to comply with any laws, regulations, rules, standards, policies or interpretations applicable to us, we could face various sanctions and enforcement actions, which include:
•	the appointment of a conservator or receiver for us;

•	the issuance of a cease and desist order that can be judicially enforced;

•	the termination of our deposit insurance;

•	the imposition of civil monetary fines and penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against officers, directors and other institution- affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders.
     The imposition of any such sanctions or other enforcement actions could adversely impact our earnings, financial condition, results of operations and prospects. Furthermore, as a financial holding company, we may engage in authorized financial activities, provided we are in compliance with applicable regulatory standards and guidelines. If we fail to meet such standards and guidelines, we may be required to cease certain financial holding company activities and, in certain circumstances, to divest the Bank.
     The effects of recent legislative and regulatory efforts are uncertain.
     In response to market disruptions, legislators and financial regulators have implemented a number of mechanisms designed to stabilize the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks, broker-dealers, implementation of programs by the Federal Reserve and to provide liquidity to the commercial paper markets. On October 3, 2008, the EESA was enacted which, among other things, authorized the Treasury to provide up to $700 billion of funding to stabilize and provide liquidity to the financial markets. On October 14, 2008, the Secretary of the Treasury announced the TARP Capital Purchase Program, a program in which $250 billion of the funds under EESA are made available for the purchase of preferred equity interests in qualifying financial institutions. On February 17, 2009, the ARRA was enacted which amended, in certain respects, EESA and provided an additional $787 billion in economic stimulus funding. Also in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress and passed by the House of Representatives. Among other things, the legislation proposes the establishment of a consumer financial protection agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services.
     Other recent developments include:
•	the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations;

•	proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home; and

•	accelerating the effective date of various provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, which restrict certain credit and charge card practices, require expanded disclosures to consumers and provide consumers with the right to opt out of interest rate increases (with limited exceptions).

     These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages. Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended stabilization results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.
     In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements. Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
     We are dependent upon the services of our management team.
     Our future success and profitability is dependent substantially upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, who has announced his plan to retire in March 2012, Terrill R. Moore, Executive Vice President and Chief Financial Officer, Gregory A. Duncan, Executive Vice President and Chief Operating Officer, Edward Garding, Executive Vice President and Chief Credit Officer, and Julie A. Castle, President—First Interstate Bank Wealth Management, could harm our ability to operate our business or execute our business strategy. We cannot assure you that we will be successful in retaining these key employees or finding suitable successors in the event of their loss or unavailability.
     We may not be able to attract and retain qualified employees to operate our business effectively.
     There is substantial competition for qualified personnel in our markets. Although unemployment rates have been rising in Montana, Wyoming, South Dakota and the surrounding region, it may still be difficult to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates in certain of our markets, compared with national unemployment rates, may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees, which could negatively impact our results of operations and financial condition.
     A failure of the technology we use could harm our business and our information systems may experience a breach in security.
     We rely heavily on communications and information systems to conduct our business and we depend heavily upon data processing, software, communication and information exchange from a number of vendors on a variety of computing platforms and networks and over the internet. We cannot be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. A breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, investment, credit card and other information systems. A breach of the security of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.
     Furthermore, the computer systems and network infrastructure we use could be vulnerable to other unforeseen problems, such as damage from fire, privacy loss, telecommunications failure or other similar events which would also have an adverse impact on our financial condition and results of operations.
     An extended disruption of vital infrastructure and other business interruptions could negatively impact our business.
     Our operations depend upon vital infrastructure components including, among other things, transportation systems, power grids and telecommunication systems. A disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

     Recent market disruptions have caused increased liquidity risks.
     The recent disruption and illiquidity in the credit markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper and other short-term instruments, have contracted significantly. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These market conditions have made the management of our own and our customers’ liquidity significantly more challenging. A further deterioration in the credit markets or a prolonged period without improvement of market liquidity could adversely affect our liquidity and financial condition, including our regulatory capital ratios, and could adversely affect our business, results of operations and prospects.
     We may not be able to meet the cash flow requirements of our depositors and borrowers unless we maintain sufficient liquidity.
     Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire national market, non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt securities, issuance of equity securities and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
     We may not be able to find suitable acquisition candidates.
     Although our growth strategy is to primarily focus and promote organic growth, we also have in the past and intend in the future to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. We believe, however, there are a limited number of banks that will meet our acquisition criteria and, consequently, we cannot assure you that we will be able to identify suitable candidates for acquisitions. In addition, even if suitable candidates are identified, we expect to compete with other potential bidders for such businesses, many of which may have greater financial resources than we have. Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to successfully implement our business strategy.
     We may be unable to manage our growth due to acquisitions, which could have an adverse effect on our financial condition or results of operations.
     Acquisitions of other banks and financial institutions involve risks of changes in results of operations or cash flows, unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity and other conditions not within our control, such as adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired institution. In addition, the process of integrating acquired entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. There can be no assurance that any such acquisitions will enhance our cash flows, business, financial condition, results of operations or prospects and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

     We face significant competition from other financial institutions and financial services providers.
     We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources, higher lending limits and large branch networks. Such competitors primarily include national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we can.
     Our ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
     Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, results of operations and prospects.
     We may not be able to manage risks inherent in our business, particularly given the recent turbulent and dynamic market conditions.
     A comprehensive and well-integrated risk management function is essential for our business. We have adopted various policies, procedures and systems to monitor and manage risk and are currently implementing a centralized risk oversight function. These policies, procedures and systems may be inadequate to identify and mitigate all risks inherent in our business. In addition, our business and the markets and industry in which we operate are continuously evolving. We may fail to understand fully the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes, particularly given the recent turbulent and dynamic market conditions. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or in our business or for other reasons, we could incur losses and otherwise experience harm to our business.
     Our systems of internal operating controls may not be effective.
     We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, losses from operational malfunctions or fraud have occurred and may occur in the future. Any future losses related to internal operating control systems could have an adverse effect on our business and, in turn, on our financial condition, results of operations and prospects.

     We may become liable for environmental remediation and other costs on repossessed properties, which could adversely impact our results of operations, cash flows and financial condition.
     A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. If hazardous or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our cash flows, financial condition and results of operations.
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
     Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition, results of operations and prospects.
     The Federal Reserve may require us to commit capital resources to support our bank subsidiary.
     As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

     Failure to meet our debt covenants could result in our debt becoming immediately due and payable, which could adversely impact our results from operations, cash flows and financial condition.
     Our syndicated credit agreement contains covenants that, among other things, establish minimum capital and financial performance ratios, and place restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock and the amount of dividends payable to shareholders. Since the incurrence of this indebtedness in January 2008 and the subsequent and continuing downturn in general economic conditions, we have been in default three times under the terms of the agreement for failing to comply with these debt covenants. The defaults were attributable primarily to the deterioration in credit quality that we experienced during 2008 and 2009, which has resulted in higher levels of non-performing loans, as well as changed guidance in November 2009 by federal banking regulators that negatively impacted the calculation of our regulatory capital ratios. While we have been successful in all three instances in amending and obtaining waivers of each of the defaults under our syndicated credit agreement, the amendments and waivers were coupled with concessions, including the elimination of the revolving credit facility portion of the agreement, the advancement by approximately two years of the maturity date for the term loan portion of the credit facility, and an increase to the interest rate charged on the term notes. We also paid during 2009 aggregate amendment and waiver fees of $259,000 to the lenders under the syndicated credit agreement. Given the current economic conditions and trends, management believes we will continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which could cause us to again default under the financial covenants contained in our syndicated credit agreement. It is possible, therefore, that we will be required to pursue further waivers or amendments with respect to the covenants, which waivers or amendments, if available, could contain additional terms that are unfavorable to us. If the waivers or amendments are not available on terms acceptable to us, or at all, the failure to comply with the debt covenants could result in, among other remedies, the debt becoming immediately due and payable and the subsequent liquidation of our assets in satisfaction of the debt. In any such instance, our results of operations, cash flows and financial condition could be materially adversely affected.
     We may be adversely affected by the soundness of other financial institutions.
     The financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and a serious lack of liquidity. If other financial institutions in our markets dispose of real estate collateral at below-market prices to meet liquidity or regulatory requirements, such actions could negatively impact overall real estate values, including properties securing our loans. Our credit risk is exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to us. Any such losses could harm our financial condition, results of operations and prospects.
     Financial institutions in particular have been subject to increased volatility and an overall loss of investor confidence. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties. For example, we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to increased credit risk in the event of default of a counterparty or client.
     The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.
     On December 17, 2009, the Basel Committee on Banking Supervision, or the Basel Committee, proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to the Basel Committee’s Revised Framework for the International Convergence of Capital Measurement and Capital Standards, or Basel II.
     The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

     Our Bank’s ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.
     We are a legal entity separate and distinct from the Bank, our only bank subsidiary. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from the Bank for a substantial part of our revenue. Accordingly, our ability to grow, pay dividends, cover operating expenses and meet debt service requirements depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank’s ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval. For example, in general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consents of the Montana and federal banking regulators are obtained.
     Furthermore, the terms of our Series A Preferred Stock, of which 5,000 shares were outstanding as of December 31, 2009, prohibit us from declaring or paying dividends or distributions on any class of our common stock, unless all accrued and unpaid dividends for the three prior consecutive dividend periods have been paid.
Risks Relating to Investments in Our Common Stock
     Our dividend policy may change.
     Although we have historically paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Also, our debt covenants limit the payment of dividends to our shareholders to a percentage of our consolidated net income for the immediately preceding fiscal year. Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and adopted and will continue to make and adopt, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.
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
     With respect to our outstanding common stock, approximately 92% of the shares are subject to contractual transfer restrictions set forth in shareholder agreements. Purchasers of our common stock are generally required to enter into shareholder agreements. We have a right of first refusal to repurchase the restricted stock at fair market value currently determined as the minority appraised value per share based upon the most recent quarterly appraisal. Additionally, restricted stock held by our officers, directors and employees may be called by us under certain conditions. All stock not subject to such restrictions may be sold at a price per share that is negotiated between the shareholder and a prospective buyer, which may vary substantially from our appraised minority value.
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
     We have no obligation, by contract, policy or otherwise, to purchase restricted or unrestricted shares of our outstanding common stock held by shareholders. Our debt covenants limit the repurchase of common shares, net of proceeds from the sale of capital securities, to a percentage of our consolidated net worth as of the end of the immediately preceding fiscal year. These covenants, unless amended or waived, restrict us in the number of shares we may repurchase from existing shareholders, thereby limiting the future liquidity for such shares. Moreover, during any period in which we may be in default under such covenants, we will be precluded from repurchasing any shares. Furthermore, we have made and adopted, and will continue to make and adopt, capital management decisions and policies that could limit the repurchase of outstanding common stock held by shareholders given regulatory limitations, strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors. We have announced we will only receive requests for the repurchase of common shares during a two-week window period commencing promptly after the quarterly announcement of the minority appraised value of our common stock and that the number of shares repurchased during any window period may be limited at the discretion of our board of directors. Any limitations on the number of shares repurchased could cause a decrease in the value of our stock.
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
     Members of the Scott family have voting control of our company and are able to determine virtually all matters submitted to shareholders, including potential change in control transactions.
     Members of the Scott family, who own approximately 78% of the outstanding shares of common stock, control approximately 80% of the voting power of our outstanding common stock. Accordingly, such holders are able to determine the outcome of virtually all matters submitted to shareholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common shareholder approval and the sale of all or substantially all of the company’s assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company. In addition, because these holders will have the ability to elect all of our directors they will be able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with the interests of other shareholders. This concentrated control may negatively impact the value of our common stock.
     Future equity issuances could result in dilution, which could cause the value of our common stock to decline.
     We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive common stock. We may issue additional common stock in the future pursuant to current or future employee stock option plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of common stock for any reason, including in connection with the proposed initial public offering with respect to which a registration statement has been filed with the SEC, but not declared effective, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our existing shares of common stock.
     Our common stock is not an insured bank savings account or deposit.
     Our common stock is not a bank savings account or deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or any other public or private entity. As a result, holders of our common stock could lose some or all of their investment.

     “Anti-takeover” provisions and the regulations to which we are subject also may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.
     We are a financial and bank holding company incorporated in the State of Montana. Anti-takeover provisions in Montana law and our articles of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent shareholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the value of our common stock and could reduce the amount that shareholders might receive if we were to be sold.
     Our articles of incorporation provide that our board of directors may issue up to 95,000 additional shares of preferred stock, in one or more series, without shareholder approval and with such terms, conditions, rights, privileges and preferences as the board of directors may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our board of directors and limitations on persons authorized to call a special meeting of shareholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium for their shares.
     Further, the acquisition of specified amounts of our common stock (in some cases, the acquisition of more than 5% of our common stock) may require certain regulatory approvals, including the approval of the Federal Reserve and one or more of our state banking regulatory agencies. The filing of applications with these agencies and the accompanying review process can take several months. Additionally, as discussed above, the members of the Scott family have voting control of our company. This and the other factors described above may hinder or even prevent a change in control of us, even if a change in control would be beneficial to our shareholders.
     Our common stock is subordinate to our existing and future indebtedness and to our outstanding Series A Preferred Stock.
     Shares of our common stock and Series A Preferred Stock are equity interests and do not constitute indebtedness. As such, they rank junior to all our indebtedness, including our subordinated term loans, the subordinated debentures held by trusts that have issued trust preferred securities and other non-equity claims on us with respect to assets available to satisfy claims on us. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our Series A Preferred Stock then outstanding.
     In the future, we may attempt to increase our capital resources or, if our Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Or, we may issue additional debt or equity securities as consideration for future mergers and acquisitions. Such additional debt and equity offerings may place restrictions on our ability to pay dividends on or repurchase our common stock, dilute the holdings of our existing shareholders or reduce the value of your common stock. Furthermore, acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of our tangible book value and net income per common stock may occur in connection with any future transaction. Holders of our outstanding capital stock are not entitled to preemptive rights or other protections against dilution.
Item 1B. Unresolved Staff Comments
     We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act. We have not received any written comments from the SEC staff regarding our periodic or current reports filed under the Exchange Act.
Item 2. Properties
     Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 96,532 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 71 additional locations in Montana, Wyoming and western South Dakota, of which 18 properties are leased from independent third parties and 53 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

Item 3. Legal Proceedings
     In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of one or a combination of these matters to have a material adverse effect on our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Description of Our Capital Stock
     Our authorized capital stock consists of 20,000,000 shares of common stock without par value, of which 7,837,397 shares were outstanding as of January 31, 2010, and 100,000 shares of preferred stock without par value, of which 5,000 shares have been designated as 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock. As of January 31, 2010, all 5,000 shares of authorized Series A Preferred Stock were outstanding.
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
     In connection with the First Western acquisition in January 2008, our board of directors authorized the issuance of the Series A Preferred Stock, which ranks senior to our common stock and to all equity securities issued by us with respect to dividend and liquidation rights. The Series A Preferred Stock has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, when and if declared by the board of directors, noncumulative cash dividends at an annual rate of $675 per share (based on a 360 day year). In the event dividends are not paid for three consecutive quarters, the Series A Preferred Stock holders are entitled to elect two members to our board of directors. The Series A Preferred Stock is subject to indemnification obligations and set-off rights pursuant to the purchase agreement entered into at the time of the First Western acquisition. We may, at our option, redeem all or any part of the outstanding Series A Preferred Stock at any time after January 10, 2013, subject to certain conditions, at a price of $10,000 per share plus accrued but unpaid dividends at the date fixed for redemption. The Series A Preferred Stock may be redeemed prior to January 10, 2013 only in the event we are entitled to exercise our set-off rights pursuant to the First Western purchase agreement. After January 10, 2018, the Series A Preferred Stock may be converted, at the option of the holder, into shares of our common stock at a ratio of 80 shares of common stock for every one share of Series A Preferred Stock. Prior to conversion of the Series A Preferred Stock, holders are required to enter into shareholder agreements that contain transfer restrictions with respect to the common stock.
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
     Subject to the preferential rights of the Series A Preferred Stock and any other preferred stock that may at the time be outstanding, each share of common stock has an equal and ratable right to receive dividends when, if and as declared by the board of directors out of assets legally available. In the event of our liquidation, dissolution or winding up, the holders of common stock will be entitled to share equally and ratably in the assets available for distribution after payments to creditors and to the holders of the Series A Preferred Stock and any other preferred stock that may at the time be outstanding. Holders of common stock have no conversion, preemptive or other rights to subscribe for any additional shares of common stock or for other securities. All outstanding common stock is fully paid and non-assessable.

     Our common stock is not actively traded, and there is no established trading market for the stock. There is only one class of common stock. As of January 31, 2010, 92% of our shares of common stock were subject to contractual transfer restrictions set forth in shareholder agreements and approximately 8% were held by 17 shareholders without such restrictions, including our 401(k) plan, or Savings Plan, which holds 76% of the unrestricted shares. See also Part I, Item 1, “Risk Factors – Risks Relating to Investments in Our Common Stock.”
     We are planning to convene a special meeting of shareholders in March 2010 to consider certain amendments to our existing restated articles of incorporation, including the recapitalization of our common stock. The proposed amendments would, among other things, (i) redesignate our existing common stock as Class B common stock, with five votes per share, which upon transfer, except for certain permitted transfers, would automatically convert into shares of Class A common stock; (ii) increase the number of authorized shares of Class B common stock to 100,000,000 shares; (iii) create a new class of common stock designated as Class A common stock, with one vote per share, consisting of 100,000,000 shares; and (iv) effect a forward stock split ranging from 3:1 to 5:1 shares of Class B common stock. Our Board of Directors has determined the amendments are necessary and appropriate in connection with our proposed initial public offering, which was announced on January 15, 2010.
     Minority appraisal values as of each calendar quarter end for the past two years, determined by an independent valuation expert, follow:

Valuation Based on		Appraised
Financial Data as of	Valuation Effective Date	Minority Value
December 31, 2007	February 15, 2008	$83.50
March 31, 2008	May 15, 2008	84.75
June 30, 2008	August 13, 2008	77.00
September 30, 2008	November 14, 2008	79.75
December 31, 2008	March 2, 2009	74.50
March 31, 2009	May 15, 2009	61.00
June 30, 2009	August 17, 2009	60.00
September 30, 2009	November 16, 2009	61.50
December 31, 2009	February 5, 2010	60.00
     Resale of our common stock may be restricted pursuant to the Securities Act and applicable state securities laws. In addition, most shares of our common stock are subject to shareholder’s agreements:
•	Members of the Scott family, as majority shareholders who own an aggregate of 6,103,238 shares, are subject to a shareholder’s agreement. Under this agreement, the Scott family has agreed to limit the transfer of shares owned by members of the Scott family to family members or charities, or with our approval, to our officers, directors, advisory directors or to our Savings Plan.

•	Shareholders who are not Scott family members, with the exception of 17 shareholders who own an aggregate of 633,502 shares of unrestricted stock, are subject to shareholder’s agreements. Stock subject to these agreements may not be sold or transferred without triggering our option to acquire the stock in accordance with the terms of these agreements. In addition, the agreements grant us the right to repurchase all or some of the stock under certain conditions.
     Purchases of our common stock made through our Savings Plan are not restricted by shareholder agreements. Since the Savings Plan does not allow distributions “in kind,” however, any distribution from an employee’s account in the Savings Plan will require the Savings Plan administrator to authorize a sale of the stock.
     As of January 31, 2010, we had 757 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 481,110 shares held on behalf of 1,210 individual participants in the Savings Plan. Of such participants, 335 individuals also own shares of our stock outside of the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends
     It is our policy to pay a dividend to all common shareholders quarterly. Dividends are declared and paid in the month following the calendar quarter. The board may change or eliminate the payment of future dividends.
     Recent quarterly dividends follow:

	Amount	Total Cash
Month Declared and Paid	Per Share	Dividends
January 2008	$0.65	$5,207,192
April 2008	0.65	5,124,399
July 2008	0.65	5,090,168
October 2008	0.65	5,157,034
January 2009	0.65	5,127,714
April 2009	0.45	3,522,836
July 2009	0.45	3,513,986
October 2009	0.45	3,528,996
January 2010	0.45	3,519,163
Dividend Restrictions
     For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business – Regulation and Supervision – Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Long-Term Debt” included in Part II, Item 7 herein.
Sales of Unregistered Securities
     There were no issuances of unregistered securities during the fourth quarter of 2009.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2009.
Purchases of Equity Securities by Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs

October 2009	—	$—	Not Applicable	Not Applicable
November 2009	—	—	Not Applicable	Not Applicable
December 2009	24,331	61.50	Not Applicable	Not Applicable

Total	24,331	$61.50	Not Applicable	Not Applicable

(1)	Our common stock is not publicly traded, and there is no established trading market for the stock. There is only one class of common stock. As of December 31, 2009, approximately 92% of our common stock was subject to contractual transfer restrictions set forth in shareholder agreements. We have a right of first refusal to repurchase the restricted stock. Additionally, under certain conditions we may call restricted stock held by our officers, directors and employees. We have no obligation to purchase restricted or unrestricted stock, but have historically purchased such stock. All purchases indicated in the table above were effected pursuant to private transactions.

Performance Graph
     The performance graph below compares the cumulative total shareholder return of our common stock with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index. The Nasdaq Bank Index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the Nasdaq Stock Market. The Nasdaq Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2004 and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA.
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

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

First Interstate BancSystems, Inc.	100.00	115.99	149.94	145.47	134.00	111.30
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2009 and 2008, and the results of our operations for the fiscal years ended December 31, 2009, 2008 and 2007, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2007, 2006 and 2005, and the results of our operations for the fiscal years ended December 31, 2006 and 2005, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary

(Dollars in thousands except per share data)

As of or for the year ended December 31,	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Net loans	$4,424,974	$4,685,497	$3,506,625	$3,262,911	$2,991,904
Investment securities	1,446,280	1,072,276	1,128,657	1,124,598	1,019,901
Total assets	7,137,653	6,628,347	5,216,797	4,974,134	4,562,313
Deposits	5,824,056	5,174,259	3,999,401	3,708,511	3,547,590
Securities sold under repurchase agreements	474,141	525,501	604,762	731,548	518,718
Long-term debt	73,353	84,148	5,145	21,601	54,654
Subordinated debentures held by subsidiary trusts	123,715	123,715	103,095	41,238	41,238
Preferred stockholders’ equity	50,000	50,000	—	—	—
Common stockholders’ equity	524,434	489,062	444,443	410,375	349,847

Selected Income Statement Data:
Interest income	$328,034	$355,919	$325,557	$293,423	$233,857
Interest expense	84,898	120,542	125,954	105,960	63,549

Net interest income	243,136	235,377	199,603	187,463	170,308
Provision for loan losses	45,300	33,356	7,750	7,761	5,847

Net interest income after provision for loan losses	197,836	202,021	191,853	179,702	164,461
Non-interest income	100,690	128,597	92,367	102,181	70,651
Non-interest expense	217,710	222,541	178,786	164,775	151,087

Income before income taxes	80,816	108,077	105,434	117,108	84,025
Income tax expense	26,953	37,429	36,793	41,499	29,310

Net income	53,863	70,648	68,641	75,609	54,715
Preferred stock dividends	3,422	3,347	—	—	—

Net income available to common shareholders	$50,441	$67,301	$68,641	$75,609	$54,715

Common Share Data:
Earnings per share:
Basic	$6.44	$8.55	$8.45	$9.32	$6.84
Diluted	6.37	8.38	8.25	9.11	6.71
Dividends per share	2.00	2.60	2.97	2.27	1.88
Book value per share (1)	66.91	62.00	55.51	50.38	43.20
Tangible book value per share (2)	42.13	37.07	50.81	45.74	38.43
Weighted average shares outstanding:
Basic	7,833,917	7,871,034	8,126,804	8,112,610	8,001,682
Diluted	7,919,625	8,028,168	8,322,480	8,303,990	8,149,337

Five Year Summary (continued)

(Dollars in thousands except per share data)

As of or for the year ended December 31,	2009	2008	2007	2006	2005
Financial Ratios:
Return on average assets	0.79%	1.12%	1.37%	1.60%	1.26%
Return on average common stockholders’ equity	9.96	14.73	16.14	20.38	16.79
Average stockholders’ equity to average assets	8.16	7.98	8.52	7.85	7.52
Yield on average earning assets	5.44	6.37	7.21	6.94	6.12
Cost of average interest bearing liabilities	1.63	2.50	3.43	3.05	1.99
Interest rate spread	3.81	3.87	3.78	3.89	4.13
Net interest margin (3)	4.05	4.25	4.46	4.47	4.48
Efficiency ratio (4)	63.32	61.14	61.23	56.89	62.70
Common stock dividend payout ratio (5)	31.06	30.41	35.15	24.36	27.49
Loan to deposit ratio	77.75	92.24	88.99	89.26	85.53

Asset Quality Ratios
Non-performing loans to total loans (6)	2.75%	1.90%	0.98%	0.53%	0.63%
Non-performing assets to total loans and other real estate owned (OREO) (7)	3.57	2.03	1.00	0.55	0.67
Non-performing assets to total assets	2.28	1.46	0.68	0.36	0.45
Allowance for loan losses to total loans	2.28	1.83	1.47	1.43	1.40
Allowance for loan losses to non-performing loans	82.64	96.03	150.66	269.72	220.73
Net charge-offs to average loans	0.63	0.28	0.08	0.09	0.19

Capital Ratios:
Tangible common equity to tangible assets (8)	4.79%	4.58%	7.85%	7.55%	6.88%
Tier 1 common capital to total risk weighted assets (9)	6.43	5.35	9.95	9.68	8.94
Leverage ratio	7.30	7.13	9.92	8.61	7.91
Tier 1 risk-based capital	9.74	8.57	12.39	10.71	10.07
Total risk-based capital	11.68	10.49	13.64	11.93	11.27

(1)	For purposes of computing book value per share, book value equals common stockholders’ equity.

(2)	Tangible book value per share is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible book value per share, tangible book value equals common stockholders’ equity less goodwill, core deposit intangibles and other intangible assets (except mortgage servicing rights). Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding, and its most directly comparable GAAP financial measure is book value per share. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(3)	Net interest margin ratio is presented on a fully taxable equivalent, or FTE, basis.

(4)	Efficiency ratio represents non-interest expense, excluding loan loss provision, divided by the aggregate of net interest income and non-interest income.

(5)	Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

(6)	Non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

(7)	Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans and OREO.

(8)	Tangible common equity to tangible assets is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholders’ equity less goodwill and other intangible assets (except mortgage servicing assets), and tangible assets is calculated as total assets less goodwill and other intangible assets (except mortgage servicing rights). See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(9)	For purposes of computing tier 1 common capital to total risk-weighted assets, tier 1 common capital excludes preferred stock and trust preferred securities.

Non-GAAP Financial Measures
     In addition to results presented in accordance with generally accepted accounting principals in the United States of America, or GAAP, this annual report contains the following non-GAAP financial measures that management uses to evaluate our capital adequacy: tangible book value per share and tangible common equity to tangible assets. Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding. Tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing assets). Tangible common equity to tangible assets is calculated as tangible common stockholders’ equity divided by tangible assets. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. They also should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP.
     The following table shows a reconciliation from ending stockholders’ equity (GAAP) to ending tangible common stockholders’ equity (non-GAAP) and ending assets (GAAP) to ending tangible assets (non-GAAP), their most directly comparable GAAP financial measures, in each instance as of the periods presented.
Five Year Summary

(Dollars in thousands except per share data)

As of December 31,	2009	2008	2007	2006	2005
Preferred stockholders’ equity	$50,000	$50,000	$—	$—	$—
Common stockholders’ equity	524,434	489,062	444,443	410,375	349,847

Total stockholders’ equity	574,434	539,062	444,443	410,375	349,847
Less goodwill and other intangible assets	194,273	196,667	37,637	37,812	38,595
Less preferred stock	50,000	50,000	—	—	—

Tangible common stockholders’ equity	$330,161	$292,395	$406,806	$372,563	$311,252

Number of common shares outstanding	7,837,397	7,887,519	8,006,041	8,144,788	8,098,933
Book value per common share	$66.91	$62.00	$55.51	$50.38	$43.20
Tangible book value per common share	42.13	37.07	50.81	45.74	38.43

Total assets	$7,137,653	$6,628,347	$5,216,797	$4,974,134	$4,562,313
Less goodwill and other intangible assets	194,273	196,667	37,637	37,812	38,595

Tangible assets	$6,943,380	$6,431,680	$5,179,160	$4,936,322	$4,523,718

Tangible common stockholders’ equity to tangible assets	4.76%	4.55%	7.85%	7.55%	6.88%

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

     Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report including, among others, the following risk factors discussed more fully in Part I, Item 1A hereof:
•	credit losses;
•	concentrations of real estate loans;
•	economic and market developments, including inflation;
•	commercial loan risk;
•	adequacy of our allowance for loan losses;
•	impairment of goodwill;
•	changes in interest rates;
•	access to low-cost funding sources;
•	increases in deposit insurance premiums;
•	inability to grow our business;
•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;
•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;
•	changes in or noncompliance with governmental regulations;
•	effects of recent legislative and regulatory efforts to stabilize financial markets;
•	dependence on our management team;
•	ability to attract and retain qualified employees;
•	failure of technology;
•	disruption of vital infrastructure and other business interruptions;
•	illiquidity in the credit markets;
•	inability to meet liquidity requirements;
•	lack of acquisition candidates;
•	failure to manage growth;
•	competition;
•	inability to manage risks in turbulent and dynamic market conditions;
•	ineffective internal operational controls;
•	environmental remediation and other costs;
•	failure to effectively implement technology-driven products and services;
•	litigation pertaining to fiduciary responsibilities;
•	capital required to support our Bank subsidiary;
•	failure to meet our debt covenants;
•	soundness of other financial institutions;
•	impact of Basel II capital standards;
•	inability of our Bank subsidiary to pay dividends;
•	change in dividend policy;
•	lack of public market for our common stock;
•	transfer restrictions on our common stock;
•	limitations on stock repurchases
•	voting control;
•	dilution as a result of future equity issuances;
•	anti-takeover provisions; and
•	subordination of common stock to company debt and preferred stock.
     These factors are not necessarily all of the factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
     All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview
     We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2009, we had consolidated assets of $7.1 billion, deposits of $5.8 billion, loans of $4.5 billion and total stockholders’ equity of $574 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.
     Our principal business activity is lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.
     Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.
     In furtherance of our strategy to maintain and enhance our long-term performance while we continue to grow and expand our business, we completed two strategic transactions in 2008. In January 2008 we completed the First Western acquisition, which comprised the purchase of two banks (First Western Bank in Wall, South Dakota and The First Western Bank Sturgis in Sturgis, South Dakota) and a data center located in western South Dakota with combined total assets as of the acquisition date of approximately $913 million. Because the results of First Western Bank are not included in our results for the periods prior to the date of acquisition, our results and other financial data for such prior periods may not be comparable in all respects to our results for periods after the date of acquisition. On December 31, 2008, we completed the disposition of i_Tech, our technology services subsidiary, to a national technology services provider. The disposition eliminated our technology services operating segment, enabling us to focus on our core business and only remaining segment, community banking. Because the operating results attributable to our former technology services operating segment are not included in our operating results for periods subsequent to the date of disposition, our results for periods prior to the date of that transaction may not be comparable in all respects. See “Notes to Consolidated Financial Statements –Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements–Acquisitions and Dispositions” included in Part IV, Item 15 of this report.
Primary Factors Used in Evaluating Our Business
     As a banking institution, we manage and evaluate various aspects of both our financial condition and our results of operations. We monitor our financial condition and performance on a monthly basis, at our holding company, at the Bank and at each banking office. We evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels and the financial condition and performance of comparable banking institutions in our region and nationally.

     Results of Operations
     Principal factors used in managing and evaluating our results of operations include return on average assets, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the interest rate spread. We seek to increase our net interest income over time, and we evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin and the provisions for loan losses required to maintain our allowance for loan losses at an adequate level.
     We seek to increase our non-interest income over time, and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of prevailing market conditions.
     We seek to manage our non-interest expenses in consideration of the growth of our business and our community banking model that emphasizes customer service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.
     Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of other banks and bank holding companies on factors that include return on average assets, return on average equity, and consistency and rates of growth in our earnings.
     Financial Condition
     Principal areas of focus in managing and evaluating our financial condition include liquidity, the diversification and quality of our loans, the adequacy of our allowance for loan losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, our ratio of loans to deposits and our reliance on brokered certificates of deposit or other wholesale funding sources.
     We seek to maintain a diverse and high quality loan portfolio, and we evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb potential losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
     We seek to fund our assets primarily using core customer deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $100,000) to our total deposits and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using complex models to evaluate the changes to our net interest income under different interest rate scenarios.
     Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, tangible common equity to tangible assets and tier 1 common capital to total risk-weighted assets.

     Trends and Developments
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies have not been impacted as severely by the national economic and real estate downturn, sub-prime mortgage crisis and ongoing financial market turmoil as many areas of the United States. Although the continuing impact of the national recession and financial market turmoil is uncertain, these factors affect our business and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.
     FDIC Insurance Premiums
     The FDIC made several adjustments to the assessment rate during 2009 including a special assessment permitted under statutory authority granted in 2008. The assessment schedule published as of April 1, 2009 and effective for assessments on and after September 30, 2009 provides for assessment ranges, based upon risk assessment of each insured depository institution, of between 7 and 77.5 cents per $100 of domestic deposits. We are currently in Risk Category 1, the lowest risk category, which provides for a base assessment range of 7 to 24 cents per $100 of domestic deposits. The special assessment was applicable to all insured depository institutions and totaled 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.
     On November 21, 2008, the FDIC adopted a final rule relating to the TLG Program. Under the TLG Program, the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying 0.5% or less interest per annum and IOLTA held at participating FDIC-insured institutions through June 30, 2010. On March 17, 2009, the FDIC extended the debt guarantee program through October 31, 2009. We elected to participate in the deposit insurance coverage guarantee program. We have elected not to participate in the unsecured debt guarantee program because more cost-effective liquidity sources are available to us. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000.
     All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.
     On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. We made our prepayment on December 31, 2009 in the total amount of $32 million, which is included in other assets in the accompanying consolidated balance sheet for December 31, 2009. The actual assessments becoming due from the Bank on the last day of each calendar quarter will be applied against the prepaid amount until the prepayment amount is exhausted. If the prepayment amount is not exhausted before June 30, 2013 any remaining balance will be returned to the Bank. The prepayment amount does not bear interest.
     Dividend Policy and Capital Resources
     In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to conserve capital. Beginning with second quarter 2009, we paid quarterly dividends of $0.45 per common share, a decrease of $0.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, during 2009, we limited repurchases of common stock outside of our 401(k) retirement plan. During 2009, we repurchased 160,688 shares of common stock with an aggregate value of $11 million compared to repurchases of the 333,393 shares of common stock with an aggregate value of $28 million during 2008. We intend to continue to limit repurchases of common stock in 2010.
     During second quarter 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved though we elected not to participate in this program.
     On January 15, 2010, we filed a registration statement with the SEC for a proposed initial public offering of shares of our Class A common stock. The offering is expected to consist of shares of Class A common stock to be sold by us and may include shares of Class A common stock to be sold by certain existing shareholders. The consummation of the proposed offering is subject to market conditions and other factors.

     Asset Quality
     Difficult economic conditions continue to have a negative impact on businesses and consumers in our market areas. General declines in the real estate and housing markets resulted in significant deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $163 million, or 3.57% of total loans and OREO, as of December 31, 2009, from $97 million, or 2.03% of total loans and OREO, as of December 31, 2008. Loan charge-offs, net of recoveries, totaled $30 million during 2009, as compared to $13 million during 2008, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $45.3 million during 2009, compared to $33.4 million during 2008. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio. Given the current economic conditions and trends, management believes we will continue to experience higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
     Net OREO expense was $6.4 million in 2009 compared to $215,000 in 2008. The increase in net OREO expense was primarily related to one real estate development property written down by $4.3 million during third quarter 2009 due to a decline in the estimated market value of the property.
     Goodwill
     During third quarter 2009, we conducted our annual testing of goodwill for impairment and determined that goodwill was not impaired as of July 1, 2009. If goodwill were to become impaired in future periods, we would be required to record a noncash downward adjustment to income, which would result in a corresponding decrease to our stated book value that could under certain circumstances render our Bank unable to pay dividends to us, thereby reducing our cash flow, creating liquidity issues and negatively impacting our ability to pay dividends to our shareholders. Conversely, any such goodwill impairment charge could enable us to record an offsetting favorable tax deduction in the year of the impairment, which would result in a corresponding increase to our tangible book value and benefit to our regulatory capital ratios. Goodwill as of December 31, 2009 was $184 million. Approximately $159 million of our goodwill is deductible for tax purposes, of which $41 million has been recognized for tax purposes through December 31, 2009, resulting in a deferred tax liability of $16 million.
     Mortgage Servicing Rights
     Mortgage servicing rights are evaluated quarterly for impairment. Impairment adjustments, if any, are recorded through a valuation allowance. In an effort to reduce our exposure to earning charges or credits resulting from volatility in the fair value of our mortgage servicing rights, we sold mortgage servicing rights with a carrying value of $3 million to a secondary market investor during fourth quarter 2009 at a loss of approximately $48,000. In conjunction with the sale, we entered into a sub-servicing agreement with the purchaser whereby we will continue to service the loans for a fee. Management will continue to evaluate opportunities for additional sales of mortgage servicing rights in the future.
     Critical Accounting Estimates and Significant Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are summarized in “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in financial statements included Part IV, Item 15 of this report.
     Our critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on our consolidated financial statements, results of operations or liquidity.

     Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Management continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. See “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “—Financial Condition—Allowance for Loan Losses.” See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”
     Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of market-based trading and transaction multiples of selected profitable banks in the western and mid-western regions of the United States and, if required, the estimated fair value is allocated to our assets and liabilities. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading and transaction multiples. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report. See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”
     Valuation of Mortgage Servicing Rights
     We recognize as assets the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to and over the period of estimated servicing income. Mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. We utilize the expertise of a third-party consultant to estimate the fair value of our mortgage servicing rights quarterly. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable.
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. As of December 31, 2009, the consultant’s valuation model indicated that an immediate 25 basis point decrease in mortgage interest rates would result in a reduction in fair value of mortgage servicing rights of $5 million and an immediate 50 basis point reduction in mortgage interest rates would result in a reduction in fair value of $9 million. For additional information regarding the methodology we use to determine fair value of mortgage servicing rights, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Mortgage Servicing Rights,” included in Part IV, Item 15 of this report. See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”
     Other Real Estate Owned
     Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary, at or within 90 days of foreclosure. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Carrying costs, operating expenses, net of related income, and gains or losses on sales are included in OREO expense. For additional information regarding OREO, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Other Real Estate Owned,” included in Part IV, Item 15 of this report.

Results of Operations
     The following discussion of our results of operations compares the years ended December 31, 2009 to December 31, 2008 and the years ended December 31, 2008 to December 31, 2007.
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
Average Balance Sheets, Yields and Rates

(Dollars in thousands)

	Year Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,660,189	$281,799	6.05%	$4,527,987	$306,976	6.78%	$3,449,809	$274,020	7.94%
U.S. government agency and mortgage-backed securities	1,016,632	41,887	4.12	923,912	43,336	4.69	892,850	42,650	4.78
Federal funds sold	105,423	253	0.24	55,205	1,080	1.96	87,460	4,422	5.06
Other securities	1,556	50	3.21	5,020	214	4.26	857	3	0.35
Tax exempt securities (2)	134,373	8,398	6.25	147,812	9,382	6.35	111,732	7,216	6.46
Interest bearing deposits in banks	199,316	520	0.26	5,946	191	3.21	26,165	1,307	5.00

Total interest earnings assets	6,117,489	332,907	5.44	5,665,882	361,179	6.37	4,568,873	329,618	7.21
Non-earning assets	687,110			667,206			423,893

Total assets	$6,804,599			$6,333,088			$4,992,766

Interest bearing liabilities:
Demand deposits	$1,083,054	$4,068	0.38%	$1,120,807	$12,966	1.16%	$1,004,019	$23,631	2.35%
Savings deposits	1,321,625	10,033	0.76	1,144,553	18,454	1.61	940,521	24,103	2.56
Time deposits	2,129,313	59,125	2.78	1,688,859	65,443	3.87	1,105,959	51,815	4.69
Repurchase agreements	422,713	776	0.18	537,267	7,694	1.43	558,469	21,212	3.80
Borrowings (3)	56,817	1,367	2.41	126,690	3,130	2.47	8,515	428	5.03
Long-term debt	79,812	3,249	4.07	86,909	4,578	5.27	9,230	467	5.06
Subordinated debentures held by by subsidiary trusts	123,715	6,280	5.08	123,327	8,277	6.71	47,099	4,298	9.13

Total interest bearing liabilities	5,217,049	84,898	1.63	4,828,412	120,542	2.50	3,673,812	125,954	3.43

Non-interest bearing deposits	965,226			940,968			842,239
Other non-interest bearing liabilities	67,061			58,173			51,529
Stockholders’ equity	555,263			505,535			425,186

Total liabilities and stockholders’ equity	$6,804,599			$6,333,088			$4,992,766

Net FTE interest income		$248,009			$240,637			$203,664
Less FTE adjustments (2)		(4,873)			(5,260)			(4,061)

Net interest income from consoli- dated statements of income		$243,136			$235,377			$199,603

Interest rate spread			3.81%			3.87%			3.78%

Net FTE interest margin (4)			4.05%			4.25%			4.46%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
     Market interest rates, which declined steadily in 2008 and have remained at low levels during 2009, reduced our yield on interest earning assets and our cost of funds. Our net interest income, on a FTE basis, increased $7.4 million, or 3.1%, to $248.0 million in 2009, compared to $240.6 million in 2008.

     Despite growth in net FTE interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin in 2009, as compared to 2008. Our net FTE interest margin decreased 20 basis points to 4.05% in 2009, compared to 4.25% in 2008. Our focus on balancing growth to improve liquidity combined with weak loan demand during 2009 resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin.
     Net FTE interest income increased $37.0 million, or 18.2%, to $240.6 million in 2008, from $203.7 million in 2007, due largely to the net interest income of the acquired First Western entities. Average earning assets grew 24.0% in 2008, with approximately 78.0% of this growth attributable to the acquired First Western entities. Despite growth in earning assets and an increase in the interest rate spread, our net FTE interest margin decreased 21 basis points to 4.25% in 2008, as compared to 4.46% for 2007, largely due to the First Western acquisition. In conjunction with the acquisition, we incurred indebtedness to acquire non-earning assets, including goodwill, core deposit intangibles and premises and equipment. In addition, interest free funding sources, including non-interest bearing deposits and common equity, comprised a smaller percentage of our funding base during 2008 as compared to 2007. During fourth quarter 2008, the federal funds rate fell 125 to 150 basis points, with the last decrease taking the rate to between 0 and 25 basis points, further compressing our net FTE interest margin ratio during fourth quarter 2008.
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
Analysis of Interest Changes Due To Volume and Rates

(Dollars in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	compared with			compared with			compared with
	December 31, 2008			December 31, 2007			December 31, 2006
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$8,963	$(34,140)	$(25,177)	$85,640	$(52,684)	$32,956	$18,599	$8,560	$27,159
U.S. government agency and mortgage-backed securities	4,349	(5,798)	(1,449)	1,484	(798)	686	(1,029)	2,694	1,665
Federal funds sold	982	(1,809)	(827)	(1,631)	(1,711)	(3,342)	2,196	30	2,226
Other securities	(148)	(16)	(164)	15	196	211	(1)	(2)	(3)
Tax exempt securities (1)	(853)	(131)	(984)	2,330	(164)	2,166	424	(40)	384
Interest bearing deposits			—			—
in banks	6,212	(5,883)	329	(1,010)	(106)	(1,116)	790	157	947

Total change	19,505	(47,777)	(28,272)	86,828	(55,267)	31,561	20,979	11,399	32,378

Interest bearing liabilities:
Demand deposits	(437)	(8,461)	(8,898)	2,749	(13,414)	(10,665)	2,852	4,927	7,779
Savings deposits	2,855	(11,276)	(8,421)	5,229	(10,878)	(5,649)	1,947	4,732	6,679
Time deposits	17,068	(23,386)	(6,318)	27,309	(13,681)	13,628	3,764	8,060	11,824
Repurchase agreements	(1,640)	(5,278)	(6,918)	(805)	(12,713)	(13,518)	(3,175)	(891)	(4,066)
Borrowings (2)	(1,726)	(37)	(1,763)	5,940	(3,238)	2,702	(1,913)	(17)	(1,930)
Long-term debt	(374)	(955)	(1,329)	3,930	181	4,111	(1,215)	106	(1,109)
Subordinated debentures held by subsidiary trusts	26	(2,023)	(1,997)	6,956	(2,977)	3,979	495	322	817

Total change	15,772	(51,416)	(35,644)	51,308	(56,720)	(5,412)	2,755	17,239	19,994

Increase (decrease) in FTE net interest income (1)	$3,733	$3,639	$7,372	$35,520	$1,453	$36,973	$18,224	$(5,840)	$12,384

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

Provision for Loan Losses
     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “— Critical Accounting Estimates and Significant Accounting Policies” included herein.
     Effects of the broad recession began to impact our market areas in 2008. Ongoing stress from weakening economic conditions in 2008 and 2009 resulted in higher levels of non-performing loans, particularly real estate development loans. Fluctuations in provisions for loan losses reflect our assessment of the estimated effects of current economic conditions on our loan portfolio. The provision for loan losses increased $11.9 million, or 35.8%, to $45.3 million in 2009, as compared to $33.4 million in 2008. Quarterly provisions for loan losses during 2009 increased from $9.6 million during the first quarter to $13.5 million during the fourth quarter. The provision for loan losses increased $25.6 million, or 330.4%, to $33.4 million in 2008, as compared to $7.8 million in 2007. The majority of the increase in provisions for loan losses in 2008, as compared to 2007, occurred during the fourth quarter when we recorded provisions of $20.0 million, as compared to $5.6 million recorded in third quarter 2008 and $2.1 million recorded in fourth quarter 2007. For additional information concerning non-performing assets, see—Financial Condition—Non-Performing Assets” herein.
Non-interest Income
     Our principal sources of non-interest income include income from the origination and sale of loans; other service charges, commissions and fees; service charges on deposit accounts; and wealth management revenues. Non-interest income decreased $27.9 million, or 21.7%, to $100.7 million in 2009, from $128.6 million in 2008. Non-interest income increased $36.2 million, or 39.2%, to $128.6 million in 2008 from $92.4 million in 2007. Significant components of these fluctuations are discussed below.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $18.6 million, or 151.7%, to $30.9 million in 2009, from $12.3 million in 2008, and 9.3% to $12.3 million in 2008, from $11.2 million in 2007. Low market interest rates increased demand for residential mortgage loans, which we generally sell into the secondary market with servicing rights retained. In June 2009, long-term interest rates increased causing a slowdown in application activity associated with fixed rate secondary market loans during the second half of 2009. If long-term rates remain at their existing levels or increase, income from the origination and sale of loans will likely decrease in future periods. Approximately $224,000 of the 2008 increase, as compared to 2007, was attributable to the acquired First Western entities.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $554,000, or 2.0%, to $28.7 million in 2009, from $28.2 million in 2008. The increase was primarily due to additional fee income from higher volumes of debit card transactions. This increase was partially offset by decreases in insurance and other commissions of $709,000.
     Other service charges, commissions and fees increased $4.0 million, or 16.4%, to $28.2 million in 2008, from $24.2 million in 2007. Approximately $1.8 million of the 2008 increase was attributable to the acquired First Western entities. The remaining increase in 2008 was primarily due to additional fee income from higher volumes of credit and debit card transactions and increases in insurance commissions.
     Service charges on deposit accounts decreased $389,000, or 1.9%, to $20.3 million in 2009, from $20.7 million in 2008, primarily due to decreases in the number of overdraft fees assessed. Service charges on deposit accounts increased $2.9 million, or 16.4%, to $20.7 million in 2008, from $17.8 million in 2007. Substantially all of the 2008 increase was attributable to the acquired First Western entities.

     Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues decreased $1.5 million, or 12.4%, to $10.8 million in 2009, from $12.4 million in 2008. Approximately 61% of the decrease occurred in investment services revenues, primarily the result of decreases in brokerage transaction volumes. In addition, fees earned for management of trust funds, which are generally based on the market value of trust assets managed, were lower in 2009 due to declines in the market values of assets under trust administration. Wealth management revenues increased 5.3% to $12.4 million in 2008, from $11.7 million in 2007, due to the addition of new trust and investment services customers in 2008.
     On December 31, 2008, we completed the sale of our technology services subsidiary, i_Tech, to a national technology services provider. We recorded a $27.1 million net gain on the sale in 2008. i_Tech provided technology support services to us, our Bank and nonbank subsidiaries and to non-affiliated customers in our market areas and nine additional states. During 2008 and 2007, i_Tech generated $17.7 million and $19.1 million, respectively, in non-affiliate revenues. Subsequent to the sale, we no longer receive technology services revenues from non-affiliates.
     Technology services revenues decreased $1.4 million, or 7.2%, to $17.7 million in 2008, from $19.1 million in 2007. This decrease was primarily due to a $2.0 million contract termination fee recorded in 2007. In addition, item processing income decreased $718,000 in 2008, as compared to 2007, primarily due to the introduction of imaging technology that permits items to be captured electronically rather than through physical processing and transporting of the items. These decreases were offset by an increase of $1.8 million in core data processing revenues resulting from increases in the number of core data processing customers and the volume of core data transactions processed.
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $420,000, or 4.1%, to $9.7 million in 2009, from $10.2 million in 2008. During third quarter 2009, we recorded a non-recurring gain of $2.1 million on the sale of our Visa Inc. Class B shares. This increase was offset by first quarter 2008 non-recurring gains of $1.6 million on the mandatory redemption of Visa Inc. Class B shares and $1.1 million from the release of escrow funds related to the December 2006 sale of our interest in an internet bill payment company. For additional information regarding the conversion and sale of our Visa Inc. Class B shares, see “Notes to Consolidated Financial Statement—Commitments and Contingencies” included in Part IV, Item 15 of this report.
     Other income increased $1.9 million, or 23.2%, to $10.2 million in 2008, from $8.2 million in 2007. Exclusive of the acquired First Western entities, non-interest income decreased $1.7 million, or 20.2%, in 2008, as compared to 2007. During first quarter 2008, we recorded a gain of $1.6 million resulting from the mandatory redemption of our class B shares of Visa Inc. The net gain was split between our community banking and technology services operating segments. In addition, during first quarter 2008, we recorded a nonrecurring gain of $1.1 million due to the release of funds escrowed in conjunction with the December 2006 sale of our interest in an internet bill payment company. These gains were offset by decreases in earnings of securities held under deferred compensation plans and one-time gains recorded in 2007 of $986,000 on the sale of mortgage servicing rights and $737,000 from the conversion and subsequent sale of our MasterCard stock.
Non-interest Expense
     Non-interest expense decreased $4.8 million, or 2.2%, to $217.7 million in 2009, from $222.5 million in 2008. Non-interest expense increased $43.8 million, or 24.5%, to $222.5 million in 2008, from $178.8 million in 2007. Significant components of these fluctuations are discussed below.
     Salaries, wages and employee benefits expense decreased $455,000, or less than 1.0%, to $113.6 million in 2009 compared to $114.0 million for the same period in 2008. Normal inflationary and other increases in salaries, wages and employee benefits were offset by a reduction of approximately 120 full-time equivalent employees due to the sale of i_Tech in December 2008.
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
     Occupancy expense decreased $463,000, or 2.8%, to $15.9 million in 2009, from $16.4 million in 2008. The decrease in occupancy expense was due to the discontinuation of a building lease in conjunction with the sale of i_Tech in December 2008. Occupancy expense increased $1.6 million, or 11.0%, to $16.4 million in 2008, from $14.7 million in 2007 due to the acquired First Western entities.

     Furniture and equipment expense decreased $6.5 million, or 34.3%, to $12.4 million in 2009, from $18.9 million in 2008. The decrease in equipment maintenance and depreciation was due primarily due to the sale of i_Tech in December 2008. Furniture and equipment expense increased $2.7 million, or 16.3%, to $18.9 million in 2008, from $16.2 million in 2007. Approximately $1.2 million of the increase was attributable to the acquired First Western entities. The remaining increase was primarily due to higher depreciation and maintenance expenses resulting from the addition, replacement and repair of equipment in the ordinary course of business.
     FDIC insurance premiums increased $9.2 million, or 316.6%, to $12.1 million in 2009, from $2.9 million in 2008. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points and on February 27, 2009, the FDIC issued a final rule setting base assessment rates for Risk Category I institutions at 12 to 16 basis points, beginning April 1, 2009. On May 22, 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. Increases in deposit insurance expense were due to increases in fee assessment rates during 2009 and the special assessment of $3.1 million. The increases were also partly related to the additional 10 basis point per annum assessment paid on covered transaction accounts exceeding $250,000 under the deposit insurance coverage guarantee program and the full utilization of available credits to offset assessments during the first nine months of 2008. We expect FDIC insurance premiums to remain at their current high levels for the foreseeable future.
     FDIC insurance premiums increased $2.5 million, or 555.9%, to $2.9 million in 2008, from $444,000 in 2007. During the first half of 2008, we fully utilized a one-time credit provided by the FDIC to offset the cost of FDIC insurance premiums for “well-managed” banks. In addition, we elected to participate in the deposit insurance coverage guarantee program during fourth quarter 2008. The fee assessment for deposit insurance coverage on deposits insured under this program is 10 basis points per annum.
     Outsourced technology services expense increased $6.6 million, or 163.1%, to $10.6 million in 2009, from $4.0 million in 2008. Concurrent with the December 31, 2008 sale of i_Tech, we entered into a service agreement with the purchaser to receive data processing, electronic funds transfer and other technology services previously provided by i_Tech. This increase in outsourced technology services expense was largely offset by decreases in salaries, wages and benefits; furniture and equipment; occupancy; and other expenses. Outsourced technology services expense increased $900,000, or 28.9%, to $4.0 million in 2008, from $3.1 million in 2007, primarily due to increases in ATM fees resulting from higher transaction volumes.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization increased $1.7 million, or 27.9%, to $7.6 million in 2009, from $5.9 million in 2008 and $1.5 million, or 33.3%, to $5.9 million in 2008, from $4.4 million in 2007.
     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During 2009, we reversed previously recorded impairment of $7.2 million, as compared to a recording additional impairment of $10.9 million in 2008 and $1.7 million in 2007.
     OREO expense is recorded net of OREO income. Variations in net OREO expense between periods is primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties, fluctuations in the number of OREO properties held and the carrying costs and/or operating expenses associated with those properties. OREO expense was $6.4 million in 2009, as compared to $215,000 in 2008. This increase was primarily due to a $4.3 million write-down of the carrying value of one real estate development property due to a decline in the estimated market value of the property. During 2008, we recorded OREO expense of $215,000, compared to OREO income of $81,000 recorded in 2007.
     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. We recorded core deposit intangibles of $14.9 million in conjunction with the acquisition of the First Western entities. These intangibles are being amortized using an accelerated method over their weighted average expected useful lives of 9.2 years. Core deposit intangible amortization expense was $2.1 million in 2009, compared to $2.5 million in 2008 and $174,000 in 2007. Core deposit intangible amortization expense is expected to decrease 18.0% to $1.7 million in 2010. For additional information regarding core deposit intangibles, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15.

     Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses decreased $2.5 million, or 5.4%, to $44.3 million in 2009, from $46.8 million in 2008. This decrease was primarily the result of a $1.3 million other-than-temporary impairment charge related to an available-for-sale corporate security and fraud losses of $708,000 recorded during 2008. Also contributing to the decrease in other expenses were reductions in expense due to the sale of i_Tech in December 2008 and a continuing focus on reducing targeted controllable expenses during 2009. These reductions were partially offset by higher debit card expense resulting from higher transaction volumes.
     Other expenses increased $6.9 million, or 17.3%, to $46.8 million in 2008, from $39.9 million in 2007. Exclusive of other expenses of the acquired First Western entities, which included a $1.3 million other-than-temporary impairment charge on an available-for-sale corporate investment security, other expenses decreased $1.9 million, or 4.9%, in 2008, as compared to 2007. During 2007, we recorded loss contingency accruals of $1.5 million related to an indemnification agreement with Visa USA and two potential operational losses incurred in the ordinary course of business. During 2008, we reversed $625,000 of the loss contingency accrual related to our indemnification agreement with Visa USA. In addition, during 2008 we recorded expenses of $450,000 related to employee recruitment and relocation and $708,000 related to fraud losses.
Income Tax Expense
     Our effective federal tax rate was 29.1% for the year ended December 31, 2009, 30.3% for the year ended December 31, 2008 and 31.0% for the year ended December 31, 2007. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the year ended December 31, 2009, 4.4% for the year ended December 31, 2008 and 3.9% for the year ended December 31, 2007. Changes in effective federal and state income tax rates are primarily due to fluctuations in tax exempt interest income as a percentage of total income.
Net Income Available to Common Shareholders
     Net income available to common shareholders was $50.4 million, or $6.37 per diluted share, in 2009, as compared to $67.3 million, or $8.38 per diluted share, in 2008 and $68.6 million, or $8.25 per diluted share in 2007.

Summary of Quarterly Results
     The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2009 and 2008.
Quarterly Results
(Dollars in thousands except per share data)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2009:
Interest income	$81,883	$81,148	$82,325	$82,678	$328,034
Interest expense	22,820	21,958	21,026	19,094	84,898

Net interest income	59,063	59,190	61,299	63,584	243,136
Provision for loan losses	9,600	11,700	10,500	13,500	45,300

Net interest income after
provision for loan losses	49,463	47,490	50,799	50,084	197,836
Non-interest income	26,213	27,267	25,000	22,210	100,690
Non-interest expense	50,445	54,737	57,376	55,152	217,710

Income before income taxes	25,231	20,020	18,423	17,142	80,816
Income tax expense	8,543	6,684	6,105	5,621	26,953

Net income	16,688	13,336	12,318	11,521	53,863
Preferred stock dividends	844	853	862	863	3,422

Net income available to common shareholders	$15,844	$12,483	$11,456	$10,658	$50,441

Basic earnings per common share	$2.01	$1.59	$1.47	$1.36	$6.44
Diluted earnings per common share	1.98	1.57	1.46	1.35	6.37
Dividends per common share	0.65	0.45	0.45	0.45	2.00

Year Ended December 31, 2008:
Interest income	$91,109	$88,068	$89,928	$86,814	$355,919
Interest expense	34,306	29,697	29,234	27,305	120,542

Net interest income	56,803	58,371	60,694	59,509	235,377
Provision for loan losses	2,363	5,321	5,636	20,036	33,356

Net interest income after
provision for loan losses	54,440	53,050	55,058	39,473	202,021
Non-interest income	26,383	25,240	24,389	52,585	128,597
Non-interest expense	53,169	49,677	55,190	64,505	222,541

Income before income taxes	27,654	28,613	24,257	27,553	108,077
Income tax expense	9,578	9,988	8,362	9,501	37,429

Net income	18,076	18,625	15,895	18,052	70,648
Preferred stock dividends	768	853	863	863	3,347

Net income available to common shareholders	$17,308	$17,772	$15,032	$17,189	$67,301

Basic earnings per common share	$2.19	$2.27	$1.93	$2.17	$8.55
Diluted earnings per common share	2.14	2.22	1.89	2.13	8.38
Dividends per common share	0.65	0.65	0.65	0.65	2.60

Financial Condition
     Total assets increased $509 million, or 7.7%, to $7,138 million as of December 31, 2009, from $6,628 million as of December 31, 2008, due to organic growth. Total assets increased $1,412 million, or 27.1%, to $6,628 million as of December 31, 2008, from $5,217 million as of December 31, 2007, primarily due to the First Western acquisition in January 2008. As of the date of acquisition, the acquired entities had combined total assets of $913 million, combined total loans of $727 million, combined premises and equipment of $27 million and combined total deposits of $814 million. In connection with the acquisition, we recorded goodwill of $146 million and core deposit intangibles of $15 million.
Loans
     Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.
     Total loans decreased $245 million, or 5.1%, to $4,528 million as of December 31, 2009, from $4,773 million as of December 31, 2008, primarily due to weak loan demand in our market areas. Total loans increased 34.1% to $4,773 million as of December 31, 2008, from $3,559 million as of December 31, 2007. Approximately $723 million of the 2008 increase was attributable to the acquired First Western entities. Excluding loans of the acquired entities, total loans increased $491 million, or 13.8%, in 2008, with the most significant growth occurring in commercial, commercial real estate, construction and residential real estate loans.
     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in thousands)

	As of December 31,
	2009	Percent	2008	Percent	2007	Percent	2006	Percent	2005	Percent

Loans
Realestate:
Commercial	$1,556,273	34.4%	$1,483,967	31.1%	$1,018,831	28.6%	$937,695	28.3%	$926,190	30.5%
Construction	636,892	14.1	790,177	16.5	664,272	18.7	579,603	17.5	403,751	13.3
Residential	539,098	11.9	587,464	12.3	419,001	11.8	402,468	12.2	408,659	13.4
Agricultural	195,045	4.3	191,831	4.0	142,256	4.0	137,659	4.1	116,402	3.9
Other	36,430	0.8	47,076	1.0	26,080	0.7	25,360	0.8	19,067	0.6
Consumer	677,548	14.9	669,731	14.0	608,002	17.1	605,858	18.3	587,895	19.4
Commercial	750,647	16.6	853,798	17.9	593,669	16.7	542,325	16.4	494,848	16.3
Agricultural	134,470	3.0	145,876	3.1	81,890	2.3	76,644	2.3	74,561	2.5
Other loans	1,601	—	2,893	0.1	4,979	0.1	2,751	0.1	2,981	0.1

Total loans	4,528,004	100.0%	4,772,813	100.0%	3,558,980	100.0%	3,310,363	100.0%	3,034,354	100.0%
Less allowance for loan losses	103,030		87,316		52,355		47,452		42,450

Net loans	$4,424,974		$4,685,497		$3,506,625		$3,262,911		$2,991,904

Ratio of allowance to total loans	2.28%		1.83%		1.47%		1.43%		1.40%

     Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are typically sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than five years.

     Commercial real estate loans. Commercial real estate loans increased $72 million, or 4.9%, to $1,556 million as of December 31, 2009, from $1,484 million as of December 31, 2008. Management attributes this increase to the current year permanent financing for loans on projects under construction as of December 31, 2008 combined with increased refinancing activity. Approximately 53% of our commercial real estate loans as of December 31, 2009 and 2008 were owner occupied, which typically involves less risk than loans on investment property. Commercial real estate loans increased 45.7% to $1,484 million as of December 31, 2008, from $1,019 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, commercial real estate loans increased 15.3% as of December 31, 2008, as compared to December 31, 2007, primarily due to real estate development loans. Demand for improved lots declined in 2008 reducing the cash flow of real estate developers, which resulted in increases in outstanding loan balances.
     Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Construction loans decreased $153 million, or 19.4%, to $637 million as of December 31, 2009, from $790 million as of December 31, 2008. Management attributes this decrease to general declines in demand for housing, particularly in markets dependent upon resort communities and second home sales; the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure; and replacement of construction loans with loans for permanent financing. Construction loans increased 19.0% to $790 million as of December 31, 2008, from $664 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, construction loans increased 2.9% as of December 31, 2008, as compared to December 31, 2007. Growth in construction loans in 2008 was primarily the result of demand for housing and overall growth in our market areas.
     As of December 31, 2009, our construction loan portfolio was divided among the following categories: approximately $135 million, or 21.2%, residential construction; approximately $98 million, or 15.4%, commercial construction; and, approximately $404 million, or 63.4%, land acquisition and development.
     Residential real estate loans. Residential real estate loans decreased $48 million, or 8.2%, to $539 million as of December 31, 2009, from $587 million as of December 31, 2008. The decrease occurred primarily in 1-4 family residential real estate loans, which decreased $31 million as compared to 2008. In addition, home equity loans and lines of credit, which are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%, decreased $17 million to $364 million as of December 31, 2009, from $381 million as of December 31, 2008.
     Residential real estate loans increased 40.2% to $587 million as of December 31, 2008, from $419 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, residential real estate loans increased 25.4% as of December 31, 2008, as compared to December 31, 2007. The 2008 increases in residential real estate loans primarily occurred in home equity loans and lines of credit. As of December 31, 2008, home equity loans and lines of credit totaled $381 million.
     Agricultural real estate loans. Agricultural real estate loans increased $3 million, or 1.7%, to $195 million as of December 31, 2009, from $192 million as of December 31, 2008. Agricultural real estate loans increased 34.8% to $192 million as of December 31, 2008, from $142 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, agricultural real estate loans increased 12.5% as of December 31, 2008, as compared to December 31, 2007.
     Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individual and business customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 62% and 61% of our consumer loans as of December 31, 2009 and 2008, respectively, were indirect dealer loans.
     Consumer loans increased $8 million, or 1.2%, to $678 million as of December 31, 2009, from $670 million as of December 31, 2008. Consumer loans increased 10.2% to $670 million as of December 31, 2008, from $608 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, consumer loans increased 4.4% as of December 31, 2008, as compared to December 31, 2007.

     Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.
     Commercial loans decreased $103 million, or 12.1%, to $751 million as of December 31, 2009, from $854 million as of December 31, 2008. Management attributes this decrease to the continuing impact of the broad recession on borrowers in our market areas and, to a lesser extent, the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure. Commercial loans increased 43.8% to $854 million as of December 31, 2008, from $594 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, commercial loans increased 23.0% as of December 31, 2008, as compared to December 31, 2007. Management attributes 2008 growth to an overall increase in borrowing activity during most of 2008 due to retail business expansion in our market areas. This expansion began to decline in late 2008 as retail businesses in our market areas were impacted by the effects of the recession.
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
     Agricultural loans decreased $11 million, or 7.8%, to $134 million as of December 31, 2009, from $146 million as of December 31, 2008. Agricultural loans increased 78.1% to $146 million as of December 31, 2008, from $82 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, agricultural loans increased 16.6% as of December 31, 2008, as compared to December 31, 2007.
     The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2009:
Maturities and Interest Rate Sensitivities
(Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total
| | | |
Real estate	$1,944,565	$901,020	$118,153	$2,963,738
Consumer	349,664	302,390	25,494	677,548
Commercial	608,652	131,102	10,893	750,647
Agricultural	121,664	12,728	78	134,470
Other loans	1,601	—	—	1,601

Total loans	$3,026,146	$1,347,240	$154,618	$4,528,004

Loans at fixed interest rates	$913,394	$1,332,110	$139,927	$2,385,431
Loans at variable interest rates	1,997,722	15,130	14,691	2,027,543
Nonaccrual loans	115,030	—	—	115,030

Total loans	$3,026,146	$1,347,240	$154,618	$4,528,004

Non-Performing Assets
     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and OREO. Restructured loans are loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower that we would not otherwise consider. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated costs to sell by a charge against the allowance for loan losses, if necessary. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified.

     We generally place loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $6.4 million, $4.6 million and $1.7 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2009, 2008 and 2007, respectively.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

As of December 31,	2009	2008	2007	2006	2005

Non-performing loans:
Nonaccrual loans	$115,030	$85,632	$31,552	$14,764	$17,142
Accruing loans past due 90 days or more	4,965	3,828	2,171	1,769	1,001
Restructured loans	4,683	1,462	1,027	1,060	1,089

Total non-performing loans	124,678	90,922	34,750	17,593	19,232
OREO	38,400	6,025	928	529	1,091

Total non-performing assets	$163,078	$96,947	$35,678	$18,122	$20,323

Non-performing loans to total loans	2.75%	1.90%	0.98%	0.53%	0.63%
Non-performing assets to total loans and OREO	3.57	2.03	1.00	0.55	0.67
Non-performing assets to total assets	2.28	1.46	0.68	0.36	0.45

     Total non-performing assets increased $66 million, or 68.2%, to $163 million as of December 31, 2009, from $97 million as of December 31, 2008. This increase in non-performing assets is attributable to general declines in markets dependent upon resort communities and second home sales and declines in real estate prices. In addition, increasing unemployment has negatively impacted the credit performance of commercial and real estate related loans. This market turmoil and tightening of credit has led to increased levels of delinquency, a lack of consumer confidence, increased market volatility and a widespread reduction of general business activities in our market areas. We expect the continuing impact of the current difficult economic conditions and rising unemployment levels in our market areas to further increase non-performing loans in future quarters.
     Non-performing assets increased $61 million, or 171.7%, to $97 million as of December 31, 2008, from $36 million as of December 31, 2007. This increase in non-performing assets was primarily related to land development loans and was reflective of deterioration of economic conditions in certain of our market areas during 2008, as well as overall growth in our loan portfolio.
     Non-performing loans. The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type
(Dollars in thousands)

As of December 31,	2009	2008	2007	2006	2005

Real estate	$101,751	$79,167	$27,513	$9,645	$8,702
Consumer	2,265	2,944	1,202	1,359	1,563
Commercial	19,774	8,594	5,722	5,583	8,499
Agricultural	888	217	313	1,006	468

Total non-performing loans	$124,678	$90,922	$34,750	$17,593	$19,232

     As of December 31, 2009, our non-performing real estate loans were divided among the following categories: $42 million, or 41.5%, land and land development; $29 million, or 28.0%, commercial; $15 million, or 15.2% residential construction; $10 million, or 10.1%, residential; $4 million, or 4.4% commercial construction; and, $785,000, or less than 1.0%, agricultural.

     Total non-performing loans increased $34 million, or 37.1%, to $125 million as of December 31, 2009, from $91 million as of December 31, 2008, and $56 million, or 161.6% to $91 million as of December 31, 2008, from $35 million as of December 31, 2007. Increases in non-performing loans during 2009 and 2008 were primarily attributable to higher levels of nonaccrual loans. Nonaccrual loans increased $29 million, or 34.3%, to $115 million at December 31, 2009, from $86 million at December 31, 2008. Approximately 69.1% of the increase occurred in commercial and commercial real estate loans and is primarily attributable to the loans of six borrowers placed on nonaccrual status in 2009. The remaining increase was spread among the remaining major loan categories. Nonaccrual loans increased $54 million, or 171.4%, to $86 million as of December 31, 2008, from $32 million as of December 31, 2007. Approximately 50.0% of this increase was related to the loans of six borrowers adversely affected by weakening demand for residential real estate lots.
     In addition to the non-performing loans included in the non-performing assets table above, as of December 31, 2009, we had potential problem loans of $223 million. Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. Although these loans have been identified as potential non-performing loans, they may never become delinquent, non-performing or impaired. As of December 31, 2009, approximately 99% of these loans were less than 60 days past due. Additionally, these loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans are considered in the determination of our allowance for loan losses.
     OREO. OREO increased $32 million, or 537.3%, to $38 million as of December 31, 2009 from $6 million as of December 31, 2008. Approximately 73.4% of this increase relates to the foreclosure on properties collateralizing the loans of residential real estate developers. The majority of these loans were included in nonaccrual loans as of December 31, 2008. The remaining 2009 increase, as compared to 2008, occurred in commercial and residential real estate properties. OREO increased $5 million to $6 million as of December 31, 2008, as compared to $928,000 as of December 31, 2007. This increase was due to foreclosure on the collateral underlying the loans of two commercial real estate borrowers during 2008.
Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Polices — Allowance for Loan Losses” above.
     The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when we determine that collection has become unlikely. Consumer loans are generally charged off when they become 120 days past due. Credit card loans are generally charged off when they become 180 days past due. Recoveries are recorded only when cash payments are received.
     The allowance for loan losses consists of three elements: (1) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; (2) specific valuation allowances based on probable losses on specific loans; and (3) general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to us. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience over a ten year period, designed to account for credit deterioration. For consumer loans, loss factor percentages are based on a one-year loss history. Specific allowances are established for loans where we have determined that probability of a loss exists and will exceed the historical loss factors applied based on internal risk classification of the loans. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic, political and regulatory factors and the estimated impact of current economic, political, environmental and regulatory conditions on historical loss rates.

     The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

As of and for the year ended December 31,	2009	2008	2007	2006	2005
Balance at the beginning of period	$87,316	$52,355	$47,452	$42,450	$42,141
Allowance of acquired banking offices Charge-offs:	—	14,463	—	—	—
Real estate
Commercial	5,156	995	382	42	560
Construction	14,153	3,035	—	9	15
Residential	1,086	325	134	86	382
Agricultural	11	642	155	—	—
Consumer	8,134	5,527	3,778	4,030	4,133
Commercial	3,346	3,523	643	963	2,228
Agricultural	92	648	116	80	133

Total charge-offs	31,978	14,695	5,208	5,210	7,451

Recoveries:
Real estate
Commercial	108	88	52	329	44
Construction	7	1	1	10	—
Residential	38	67	34	63	13
Agricultural	—	—	—	—	—
Consumer	1,850	1,404	1,390	1,568	1,297
Commercial	328	211	854	360	552
Agricultural	61	66	30	121	7

Total recoveries	2,392	1,837	2,361	2,451	1,913

Net charge-offs	29,586	12,858	2,847	2,759	5,538
Provision for loan losses	45,300	33,356	7,750	7,761	5,847

Balance at end of period	$103,030	$87,316	$52,355	$47,452	$42,450

Period end loans	$4,528,004	$4,772,813	$3,558,980	$3,310,363	$3,034,354
Average loans	4,660,189	4,527,987	3,449,809	3,208,102	2,874,723
Net charge-offs to average loans	0.63%	0.28%	0.08%	0.09%	0.19%
Allowance to period-end loans	2.28%	1.83%	1.47%	1.43%	1.40%

     The allowance for loan losses was $103 million, or 2.28% of period-end loans, at December 31, 2009, compared to $87 million, or 1.83% of period-end loans, at December 31, 2008, and $52 million, or 1.47% of period-end loans, at December 31, 2007. Increases in the allowance for loan losses as a percentage of total loans were primarily attributable to additional reserves recorded based on the estimated effects of current economic conditions on our loan portfolio and increases in past due, non-performing and internally risk classified loans.
     Net charge-offs in 2009 increased $17 million to $30 million, or 0.63% of average loans, from $13 million, or 0.28% of average loans in 2009, primarily due the charge-off of six residential real estate development projects in our Montana and Wyoming market areas. In addition, we partially charged-off three land development loan participations acquired in the First Western acquisition.
     Net charge-offs increased $10 million to $13 million, or 0.28% of average loans in 2008, from $3 million, or 0.08% of average loans in 2007, and remained flat in 2007 as compared to 2006. The increase in net charge-offs in 2008, as compared to 2007, was primarily due to the loans of two commercial real estate borrowers and one commercial borrower and was reflective of the increase in internally classified loans related to the deterioration of economic conditions in 2008, as well as overall loan growth.

     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2009, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy continues to decline or asset quality continues to deteriorate, material additional provisions could be required.
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
Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans
Real estate	$76,357	65.5%	$69,280	64.9%	$39,420	63.8%	$33,532	62.9%	$22,622	61.7%
Consumer	6,220	14.9	5,092	14.0	4,838	17.1	5,794	18.3	7,544	19.4
Commercial	18,608	16.6	11,021	17.9	7,170	16.7	6,746	16.4	7,607	16.3
Agricultural	1,845	3.0	1,923	3.1	779	2.3	908	2.3	1,147	2.5
Other loans	—	—	—	0.1	—	0.1	14	0.1	15	0.1
Unallocated (1)	—	N/A	—	N/A	148	N/A	458	N/A	3,515	N/A

Totals	$103,030	100.0%	$87,316	100.0%	$52,355	100.0%	$47,452	100.0%	$42,450	100.0%

(1)	During 2006, we refined the methodology for determining the allocated components of the allowance for loan losses. This refinement included improved evaluation of qualitative risk factors internal and external to us and use of a migration analysis of historical loan losses. This refinement resulted in a reallocation among specific loan categories and the allocation of previously unallocated allowance amounts to specific loan categories. As a result, allocation of the allowance for loan losses in 2005 is not directly comparable to the 2006, 2007, 2008 and 2009 presentation.
     The allocated allowance for loan losses on real estate loans increased 10.2% to $76 million as of December 31, 2009, from $69 million as of December 31, 2008, and 75.7% to $69 million as of December 31, 2008, from $39 million as of December 31, 2007. Increases in allowance for loan losses allocated to real estate loans were primarily the result of weakening demand for residential lots, particularly in three of the communities we serve in Montana and one of the communities we serve in Wyoming, a general slow down in housing across our market areas, the effect of increases in net charge-offs on our historical loss factors and the application of historical loss factors to higher levels of internally risk classified real estate loans, including land development loans and loans secured by commercial real estate.
     The allocated allowance for loan losses on commercial loans increased 68.8% to $19 million as of December 31, 2009, from $11 million as of December 31, 2008, and 53.7% to $11 million as of December 31, 2008, from $7 million as of December 31, 2007. Increases in allowance for loan losses allocated to commercial loans were primarily due to the application of historical loss factors to higher levels of internally risk classified commercial loans and the effect of increases in net charge-offs on our historical loss factors.
Investment Securities
     We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. As of December 31, 2009, our portfolio was principally comprised of mortgage-backed securities, U.S. government agency securities and tax exempt securities. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

     Investment securities increased $374 million, or 34.9%, to $1,446 million as of December 31, 2009, from $1,072 million as of December 31, 2008. During third quarter 2009, we began investing our excess liquidity, as represented by higher levels of federal funds sold, into investment securities maturing within thirty-six months. Management expects investment securities to continue to increase in future quarters as excess liquidity continues to be reinvested. Investment securities decreased 5.0% to $1,072 million as of December 31, 2008, from $1,129 million as of December 31, 2007. Excluding investment securities of the acquired First Western entities, our investment securities decreased 11.5% as of December 31, 2008, compared to December 31, 2007. During 2008, proceeds from maturities, calls and principal paydowns of investment securities were used to fund loan growth.
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
     As of December 31, 2009, our investments in non-agency mortgage-backed securities totaled $1 million, or less than 1% of our total investment portfolio. As of December 31, 2009, investment securities with amortized costs and fair values of $1,069 million and $1,095 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $894 million and $907 million, respectively, as of December 31, 2008. The weighted average yield on investment securities decreased 55 basis points to 4.37% in 2009, from 4.92% in 2008, and 4 basis points to 4.92% in 2008, from 4.96% in 2007. For additional information concerning securities sold under repurchase agreements, see “—Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.

     The following table sets forth the book value, percentage of total investment securities and average yield on investment securities as of December 31, 2009:
Securities Maturities and Yield
(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	Yield (1)
U.S. Government agency securities
Maturing within one year	$2,679	0.2%	4.94%
Maturing in one to five years	554,674	38.3	2.56
Maturing in five to ten years	11,352	0.8	4.01
Mark-to-market adjustments on securities available-for-sale	2,741	0.2	NA

Total	571,446	39.5	2.59

Mortgage-backed securities
Maturing within one year	180,768	12.5	4.72
Maturing in one to five years	325,310	22.5	4.74
Maturing in five to ten years	86,749	6.0	4.67
Maturing after ten years	130,124	9.0	4.73
Mark-to-market adjustments on securities available-for-sale	22,032	1.5	NA

Total	744,983	51.5	4.59

Tax exempt securities
Maturing within one year	9,648	0.7	6.21
Maturing in one to five years	31,743	2.2	6.14
Maturing in five to ten years	41,147	2.9	6.12
Maturing after ten years	46,843	3.2	6.02
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA

Total	129,381	9.0	6.10

Other securities (2)
No stated maturity	470	—	NA
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA

Total	470	—	NA

Total	$1,446,280	100.0%	3.93%

(1)	Average yields have been calculated on a FTE basis.

(2)	Equity investments in community development entities. Investment income is in the form of credits that reduce income tax expense.
     Maturities of U.S. government agency securities noted above reflect $383 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2009.
     There were no significant concentrations of investments at December 31, 2009 (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
     As of December 31, 2008, we had U.S. government agency securities with carrying values of $270 million and a weighted average yield of 4.09%; mortgage-backed securities with carrying values of $655 million and a weighted average yield of 4.85%; tax exempt securities with carrying values of $143 million and a weighted average yield of 6.22%; other securities with carrying values of $4 million and a weighted average yield of 4.35%; and, mutual funds with carrying values of $4,000 and a weighted average yield of 1.15%.

     As of December 31, 2007, we had U.S. government agency securities with carrying values of $453 million and a weighted average yield of 4.52%; mortgage-backed securities with carrying values of $562 million and a weighted average yield of 4.90%; tax exempt securities with carrying values of $114 million and a weighted average yield of 6.43%; other securities with carrying values of $767,000 and a weighted average yield of 0.00%; and, mutual funds with carrying values of $3,000 and a weighted average yield of 3.62%.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2009, we had investment securities with fair values of $3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $140,000 as of December 31, 2009, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2009 or 2007. We recorded impairment losses of $1.3 million in 2008, all of which was related to one corporate bond. Subsequent to the impairment loss, the carrying value of this bond was zero.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Cash and Cash Equivalents
     Cash and cash equivalents increased $309 million, or 98.5%, to $623 million as of December 31, 2009, from $314 million as of December 31, 2008, largely due to management’s focus on increasing liquidity through balanced internal growth combined with weak loan demand in 2009.
Premises and Equipment
     Premises and equipment increased $19 million, or 10.4%, to $196 million as of December 31, 2009, from $178 million as of December 31, 2008. This increase is primarily due to capitalization of the costs associated with the construction of two new branch banking offices and an operations center, which were placed into service during fourth quarter 2009. Premises and equipment increased $54 million, or 43.3% to $178 million in 2008, from $124 million in 2007. Exclusive of premises and equipment acquired in the First Western acquisition, premises and equipment increased $12 million, or 9.7%.
Deferred Tax Asset/Liability
     As of December 31, 2009, we had a net deferred tax liability of $2 million included in accounts payable and other accrued expenses, as compared to a deferred tax asset of $7 million as of December 31, 2008. Changes in net deferred tax asset/liability are primarily due to fluctuations in net unrealized gains on available-for-sale investment securities, tax amortization of goodwill and core deposit intangibles and the write-down of OREO to fair value. Net deferred tax asset increased $660,000, or 9.8%, to $7 million as of December 31, 2008, from $7 million as of December 31, 2007, primarily due to fluctuations in net unrealized gains on available-for-sale investment securities.
Other Assets
     Other assets increased $38 million, or 77.2%, to $88 million as of December 31, 2009, from $50 million as of December 31, 2008. Approximately $32 million of the increase is due to a required prepayment of estimated quarterly FDIC insurance assessments for 2010, 2011 and 2012. In addition, $5 million of the increase relates to the capitalization of costs of two condominium units located inside one of the newly constructed branch banking offices. We completed the sale of one unit in January 2010 and are actively marketing the second unit.
     Other assets increased $8 million, or 18.7% to $50 million as of December 31, 2008, from $42 million as of December 31, 2007, due to the acquisition of Federal Reserve Bank stock in conjunction with obtaining Federal Reserve membership for the acquired First Western entities.
Deposits
     We emphasize developing total client relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

As of December 31,	2009	Percent	2008	Percent	2007	Percent	2006	Percent	2005	Percent

Non-interest bearing demand Interest bearing:	$1,026,584	17.6%	$985,155	19.0%	$836,753	20.9%	$888,694	24.0%	$864,128	24.4%
Demand	1,197,254	20.6	1,059,818	20.5	1,019,208	25.5	964,312	26.0	792,263	22.3
Savings	1,362,410	23.4	1,198,783	23.2	992,571	24.8	798,497	21.5	879,586	24.8
Time, $100 and over	996,839	17.1	821,437	15.9	464,560	11.6	408,813	11.0	352,324	9.9
Time, other	1,240,969	21.3	1,109,066	21.4	686,309	17.2	648,195	17.5	659,289	18.6

Total interest bearing	4,797,472	82.4	4,189,104	81.0	3,162,648	79.1	2,819,817	76.0	2,683,462	75.6

Total deposits	$5,824,056	100.0%	$5,174,259	100.0%	$3,999,401	100.0%	$3,708,511	100.0%	$3,547,590	100.0%

     Total deposits increased $650 million, or 12.6%, to $5,824 million as of December 31, 2009, from $5,174 million as of December 31, 2008. All categories of deposits demonstrated growth during 2009 and there was a shift in the mix of deposits from interest-free deposits to higher costing savings and time deposits. Management attributes our organic deposit growth to ongoing business development in our market areas and increases in consumer savings. In addition, we participate in the Certificate of Deposit Account Registry Service, or CDARS, program, which allows us to provide competitive certificate of deposit products while maintaining FDIC insurance for customers with larger balances.
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
     Time deposits of $100,000 or more. Time deposits of $100,000 or more increased 21.4% to $997 million as of December 31, 2009, from $821 million as of December 31, 2008. Management attributes this growth to a continued focused effort to grow deposits combined with increases in deposit insurance coverage to $250,000 per account. As of December 31, 2009, we had no certificates of deposit issued in brokered transactions.
     Time deposits of $100,000 or more increased 76.8% to $821 million as of December 31, 2008, from $465 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, time deposits of $100,000 or more increased 42.2% as of December 31, 2008, as compared to December 31, 2007. During third quarter 2008, we issued an aggregate of $100 million of certificates of deposit in brokered transactions. These certificates, which were included in time deposits of $100,000 or more, generally matured within four months and were issued to customers outside of our market areas. As of December 31, 2008, $24 million of these deposits were outstanding. The remaining increase in time deposits of $100,000 or more was primarily due to internal growth, the result of management’s focus to increase deposits combined with increases in deposit insurance coverage to $250,000 per account.
     Other time deposits. Other time deposits increased $132 million, or 11.9% to $1,241 million as of December 31, 2009, from $1,109 million as of December 31, 2008. Other time deposits increased 61.6% to $1,109 million as of December 31, 2008, from $686 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, other time deposits increased 24.1% as of December 31, 2008, as compared to December 31, 2007. Increases in other time deposits in 2009 and 2008 were primarily due increases in CDARS deposits. Under the CDARS program, large certificates of deposit are exchanged through a network of banks in smaller increments to ensure they are eligible for full FDIC insurance coverage. As of December 31, 2009, we had CDARS deposits of $253 million compared to $141 million as of December 31, 2008.
     For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     In addition to deposits, we use federal funds purchased as a source of funds to meet the daily liquidity needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. As of December 31, 2009, our federal funds purchased were zero.

     Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $51 million, or 9.8%, to $474 million as of December 31, 2009, from $526 million as of December 31, 2008, primarily due to fluctuations in the liquidity needs of our customers and the introduction of full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits under the TLG Program.
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
(Dollars in thousands)

As of and for the year ended December 31,	2009	2008	2007

Federal funds purchased:
Balance at period end	$—	$30,625	$—
Average balance	9,323	64,994	5,172
Maximum amount outstanding at any month-end	57,230	121,390	29,470
Average interest rate:
During the year	0.21%	2.14%	5.17%
At period end	—	0.22	—
Securities sold under repurchase agreements:
Balance at period end	$474,141	$525,501	$604,762
Average balance	422,713	537,267	558,469
Maximum amount outstanding at any month-end	474,141	576,845	679,247
Average interest rate:
During the year	0.18%	1.43%	3.80%
At period end	0.38	0.34	3.09

Other Borrowed Funds
     Other borrowed funds decreased $74 million, or 93.2% to $5 million as of December 31, 2009, from $79 million as of December 31, 2008, primarily due to scheduled repayments and maturities of short-term borrowings from the FHLB. Other borrowed funds increased $70 million to $79 million as of December 31, 2008, from $9 million as of December 31, 2007, primarily due to short-term borrowings from the FHLB. On September 11, 2008, we borrowed $25 million on a note bearing interest of 2.96% that matured and was repaid on March 11, 2009 and on September 22, 2008, we borrowed $50 million on a note maturing September 22, 2009 bearing interest of 3.57%. Proceeds from these borrowings were used to fund growth in earning assets. For additional information on other borrowed funds, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.
Long-Term Debt
     Long-term debt decreased $11 million, or 12.8%, to $73 million as of December 31, 2009, from $84 million as of December 31, 2008 primarily due to scheduled repayments of term notes under our syndicated credit agreement and, to a lesser extent, scheduled repayments of long-term FHLB borrowings.
     Long-term debt increased $79 million to $84 million as of December 31, 2008, from $5 million as of December 31, 2007. In conjunction with the First Western acquisition, on January 10, 2008 we entered into a credit agreement with four syndicated banks. The syndicated credit agreement is secured by all of the outstanding stock of First Interstate Bank. As of December 31, 2009, $34 million was outstanding on variable rate term notes issued under the syndicated credit agreement. The term notes are payable in equal quarterly principal installments of $2 million, with one final installment of $29 million due at maturity on December 31, 2010. Interest on the term notes is payable quarterly. As of December 31, 2009, the term notes had a weighted average interest rate 3.75%.

     The syndicated credit agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock and the amount of dividends payable to shareholders. During 2008 and 2009, we entered into amendments to our syndicated credit agreement that, among other things, eliminated the revolving credit facility, changed the maturity date on the term notes to December 31, 2010 from January 10, 2013, changed the interest rate charged on the term notes to a maximum non-default rate of LIBOR plus 3.75%, modified certain definitions and debt covenants and waived debt covenant violations existing as of the dates of the amendments. In connection with the amendments, we paid aggregate amendment and waiver fees of $259,000 and $85,000 in 2009 and 2008, respectively.
     The debt covenant ratios included in the syndicated credit agreement, as last amended, require us to, among other things, (1) maintain our ratio of non-performing assets to primary equity capital at a percentage not greater than 45.0%, (2) maintain our allowance for loan and lease losses in an amount not less than 65.0% of non-performing loans, (3) maintain our return on average assets at not less than 0.70% through March 30, 2010 and 0.65% thereafter, (4) maintain a consolidated total risk-based capital ratio of not less than 11.00% and a total risk-based capital ratio at the Bank of not less than 10.00%, (5) limit cash dividends to shareholders such that the aggregate amount of cash dividends in any four consecutive fiscal quarters does not exceed 37.5% of net income during such four-quarter period and (6) limit repurchases of our common stock, less cash proceeds from the issuance of our common stock, in any period of four consecutive fiscal quarters, as a percentage of consolidated book net worth as of the end of that period to 2.75% through March 31, 2010 and 2.25% thereafter.
     Also in conjunction with the First Western acquisition, on January 10, 2008 we entered into a subordinated credit agreement and borrowed $20 million on a 6.81% unsecured subordinated term loan maturing January 9, 2018. Interest on the subordinated term loan is payable quarterly and principal is due at maturity.
     Unrelated to the First Western acquisition, in February 2008 we borrowed $15 million on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The interest rate on the subordinated term loan was 2.26% as of December 31, 2009.
     For additional information regarding long-term debt, see “Notes to Consolidated Financial Statements—Long- Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.
Subordinated Debentures Held by Subsidiary Trusts
     Subordinated debentures held by subsidiary trusts were $124 million as of December 31, 2009 and December 31, 2008. Subordinated debentures held by subsidiary trusts increased $21 million to $124 million as of December 31, 2008, from $103 million as of December 31, 2007. During fourth quarter 2007, we completed a series of four financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of 30-year junior subordinated deferrable interest debentures, or Subordinated Debentures, in the aggregate amount of $62 million to wholly-owned business trusts. During January 2008, we completed two additional financings involving the sale of Trust Preferred Securities to third-party investors and the issuance of Subordinated Debentures in the aggregate amount of $21 million to wholly-owned business trusts. All of the Subordinated Debentures are unsecured with interest payable quarterly at various interest rates and may be redeemed, subject to approval of the Federal Reserve Bank of Minneapolis, at our option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Proceeds from these issuances, together with the financing obtained under the syndicated credit agreement and unsecured subordinated term loan agreement described above, were used to fund the First Western acquisition. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report. For additional information regarding the First Western acquisition see “Notes to Consolidated Financial Statements—Acquisitions and Dispositions,” included in Part IV, Item 15 of this report.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses decreased $6 million, or 12.4% to $45 million as of December 31, 2009, from $51 million as of December 31, 2008, primarily due to the timing of corporate tax payments. Accounts payable and accrued expenses increased 70.3% to $51 million as of December 31, 2008, from $30 million as of December 31, 2007. Excluding increases attributable to the acquired First Western entities, accounts payable and accrued expenses increased 51.2% as of December 31, 2008, compared to December 31, 2007, primarily due to the timing of corporate income tax payments and the deferral of a portion of the gain recognized on the sale of i_Tech.

Contractual Obligations
     Contractual obligations as of December 31, 2009 are summarized in the following table.
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$3,586,248	$—	$—	$—	$3,586,248
Time deposits	1,882,363	281,425	73,995	25	2,237,808
Securities sold under repurchase agreements	474,141	—	—	—	474,141
Other borrowed funds (1)	5,423	—	—	—	5,423
Long-term debt obligation (2)	35,816	216	218	35,256	71,506
Capital lease obligations	34	77	93	1,643	1,847
Operating lease obligations	3,258	5,785	4,344	6,860	20,247
Purchase obligations (3)	14,779	—	—	—	14,779
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715

Total contractual obligations	$6,002,062	$287,503	$78,650	$167,499	$6,535,714

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government and borrowings with original maturities of less than one year. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Long-term debt consists of various notes payable to FHLB at various rates with maturities through October 31, 2017; variable rate term notes under our syndicated credit agreement maturing on December 31, 2010; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(3)	Purchase obligations relate to obligations under construction contracts to build or renovate banking offices and obligations to purchase investment securities.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
     We also have obligations under a postretirement healthcare benefit plan. These obligations represent actuarially determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.
     In addition, on December 31, 2008 we entered into a contractual obligation pursuant to a technology services agreement maturing December 31, 2015. Amounts payable under the service agreement are primarily based on the number of transactions or accounts processed. Payments made under the service agreement in 2009 were approximately $8.5 million, net of deferred gain amortization of $643,000.
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
Capital Resources and Liquidity Management
Capital Resources
     Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $35 million, or 6.6%, to $574 million as of December 31, 2009 from $539 million as of December 31, 2008, due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. In addition, we raised capital through our annual stock offering to our employees and directors. The 2009 annual offering resulted in the issuance of 62,828 shares of common stock with an aggregate value of $4 million. We paid aggregate cash dividends of $15.7 million to common shareholders and $3.0 million to preferred shareholders during 2009.
     Stockholders’ equity increased 21.3% to $539 million as of December 31, 2008, from $444 million as of December 31, 2007, and 8.3% to $444 million as of December 31, 2007, primarily due to retention of earnings and the issuance of capital stock. In January 2008, we issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, or Series A Preferred Stock, with an aggregate value of $50 million in partial consideration for the First Western acquisition. For more information regarding the Series A Preferred Stock, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of Our Capital Stock,” included in Part II, Item 5. In addition, during 2008 we raised capital of $12 million through the sale of 153,662 shares of our common stock, including 58,799 shares sold in a private placement to members or affiliates of the Scott family and 94,863 shares sold to our employees and directors pursuant to our annual stock offering. The remaining increase in stockholder’s equity was primarily due to the retention of earnings, net of stock redemptions and dividends.
     Approximately 92% of our existing common stock is subject to shareholder agreements that give us a right of first refusal to repurchase the restricted stock. In response to the current recession and uncertain market conditions, we implemented changes to our capital management practices to conserve capital. Beginning with second quarter 2009, we paid quarterly dividends to $0.45 per common share, a decrease of $0.20 per common share from quarterly dividends paid during 2008 and first quarter 2009. In addition, during 2009 we limited repurchase of common stock outside of our 401(k) retirement plan. During 2009, we repurchased 160,688 shares of common stock with an aggregate value of $11 million compared to repurchases of 333,393 shares with an aggregate value of $28 million in 2008 and 294,760 shares with an aggregate value of $26 million in 2007. We intend to continue to limit repurchases of common stock in 2010.
     During second quarter 2009, we received notification that our application for participation in the TARP Capital Purchase Program was approved though we elected not to participate in this capital program.
     On January 15, 2010, we filed a registration statement with the SEC for a proposed initial public offering of shares of our Class A common stock. The offering is expected to consist of shares of Class A common stock to be sold by us and may include shares of Class A common stock to be sold by certain existing shareholders. The consummation of the proposed offering is subject to market conditions and other factors.
     Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2009 and 2008, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.

Liquidity
     Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. We do not engage in derivatives or hedging activities to support our liquidity position.
     Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV, Item 15 of this report.
     As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “—Financial Condition—Long-Term Debt” and “—Capital Resources and Liquidity Management” above and “Business—Regulation and Supervision—Restrictions on Transfers of Funds to Us and the Bank” and “Risk Factors—Our Bank’s ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”
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

     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2009. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps
(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months to	Year to	After
	or Less	One Year	Five Years	Five Years	Total

Interest earning assets:
Loans (1)	$1,765,672	$732,447	$1,750,533	$164,322	$4,412,974
Investment securities (2)	168,566	330,452	667,101	280,161	1,446,280
Interest bearing deposits in banks	398,979	—	—	—	398,979
Federal funds sold	11,474	—	—	—	11,474

Total interest earning assets	$2,344,691	$1,062,899	$2,417,634	$444,483	$6,269,707

Interest bearing liabilities:
Interest bearing demand accounts (3)	$89,794	$269,382	$838,078	$—	$1,197,254
Savings deposits (3)	239,862	845,291	277,257	—	1,362,410
Time deposits, $100 or more (4)	279,903	573,098	143,838	—	996,839
Other time deposits	389,681	639,624	211,639	25	1,240,969
Securities sold under repurchase agreements	474,141	—	—	—	474,141
Other borrowed funds	5,423	—	—	—	5,423
Long-term debt	49,320	1,535	630	21,868	73,353
Subordinated debentures held by subsidiary trusts	77,322	—	46,393	—	123,715

Total interest bearing liabilities	$1,605,446	$2,328,930	$1,517,835	$21,893	$5,474,104

Rate gap	$739,245	$(1,266,031)	$899,799	$422,590	$795,603
Cumulative rate gap	739,245	(526,786)	373,013	795,603
Cumulative rate gap as a percentage of total interest earning assets	11.79%	-8.40%	5.95%	12.69%	12.69%

(1)	Does not include nonaccrual loans of $115,030.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,491 million, a negative cumulative one year gap of $1,692 million and a positive cumulative one to five year gap of $323 million.

(4)	Included in the three month to one year category are deposits of $212 million maturing in three to six months.
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

     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2009, our income simulation model predicted net interest income would decrease $3.0 million, or 1.1%, assuming a 2% increase in short-term market interest rates and 1.0% increase in long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice faster than our interest earning assets.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2009. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
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
Recent Accounting Pronouncements
     The expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements—Authoritative Accounting Guidance” included in Part IV, Item 15 of this report.
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
     Although we characterize some of our interest-sensitive assets as securities available-for-sale, such securities are not purchased with a view to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.

     The following table provides information about our market sensitive financial instruments, categorized by expected maturity, principal repayment or repricing and fair value at December 31, 2009. The table constitutes a “forward-looking statement.” For a description of our policies for managing risks associated with changing interest rates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Liability Management—Interest Rate Risk.”
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	December 31, 2009 Expected Maturity, Principal Repayment or Repricing
	2010	2011	2012	2013	2014	Thereafter	Total

Interest-sensitive assets:
Cash and short-term investments	$623,482	$—	$—	$—	$—	$—	$623,482
Net loans	3,056,528	531,957	373,510	275,905	111,351	73,037	4,422,288
Securities available-for-sale	188,807	180,109	289,694	277,767	145,223	234,829	1,316,429
Securities held-to-maturity	9,610	9,010	7,656	7,294	8,073	89,212	130,855
Accrued interest receivable	37,123	—	—	—	—	—	37,123
Mortgage servicing rights	3,441	2,987	2,396	1,855	1,456	5,611	17,746

Total interest-sensitive assets	$3,918,991	$724,063	$673,256	$562,821	$266,103	$402,689	$6,547,923

Interest-sensitive liabilities:
Deposits, excluding time	$1,861,658	$369,555	$369,555	$985,480	$—	$—	$3,586,248
Time deposits	1,895,727	213,914	68,245	38,881	29,436	20	2,246,223
Federal funds purchased	—						—
Repurchase agreements	474,141	—	—	—	—	—	474,141
Derivative contract	245						245
Accrued interest payable	17,585	—	—	—	—	—	17,585
Other borrowed funds	5,423	—	—	—	—	—	5,423
Long-term debt	36,029	381	169	351	147	37,836	74,913
Subordinated debentures held by subsidiary trusts	80,597	3,101	2,937	42,167	—	—	128,802

Total interest-sensitive liabilities	$4,371,405	$586,951	$440,906	$1,066,879	$29,583	$37,856	$6,533,580

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
Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries are contained in Part IV, Item 15 of this report and are incorporated herein by reference.
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2009 and 2008
Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
     We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2009, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that were not reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference.

     Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference.
Item 11. Executive Compensation
     Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
     Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2010 annual meeting of shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   1.    Our audited consolidated financial statements follow.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First Interstate BancSystem’s internal control over financial reporting as of December 31, 2009 included in Managements’ Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ MCGLADREY & PULLEN, LLP
Des Moines, Iowa
February 19, 2010

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share data)

December 31,	2009	2008

Assets
Cash and due from banks	$213,029	$205,070
Federal funds sold	11,474	107,502
Interest bearing deposits in banks	398,979	1,458

Total cash and cash equivalents	623,482	314,030

Investment securities:
Available-for-sale	1,316,429	961,914
Held-to-maturity (estimated fair values of $130,855 and $109,809 at December 31, 2009 and 2008, respectively)	129,851	110,362

Total investment securities	1,446,280	1,072,276

Loans	4,528,004	4,772,813
Less allowance for loan losses	103,030	87,316

Net loans	4,424,974	4,685,497

Premises and equipment, net	196,307	177,799
Goodwill	183,673	183,673
Company-owned life insurance	71,374	69,515
Other real estate owned (“OREO”)	38,400	6,025
Accrued interest receivable	37,123	38,694
Mortgage servicing rights, net of accumulated amortization and impairment reserve	17,325	11,002
Core deposit intangibles, net of accumulated amortization	10,551	12,682
Net deferred tax asset	—	7,401
Other assets	88,164	49,753

Total assets	$7,137,653	$6,628,347

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,026,584	$985,155
Interest bearing	4,797,472	4,189,104

Total deposits	5,824,056	5,174,259

Federal funds purchased	—	30,625
Securities sold under repurchase agreements	474,141	525,501
Accounts payable and accrued expenses	44,946	51,290
Accrued interest payable	17,585	20,531
Other borrowed funds	5,423	79,216
Long-term debt	73,353	84,148
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,563,219	6,089,285

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 as of December 31, 2009 and December 31, 2008	50,000	50,000
Common stock without par value; authorized 20,000,000 shares; issued and outstanding 7,837,397 shares and 7,887,519 shares as of December 31, 2009 and 2008, respectively	112,135	117,613
Retained earnings	397,224	362,477
Accumulated other comprehensive income, net	15,075	8,972

Total stockholders’ equity	574,434	539,062

Total liabilities and stockholders’ equity	$7,137,653	$6,628,347

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year Ended December 31,	2009	2008	2007

Interest income:
Interest and fees on loans	$279,985	$305,152	$272,482
Interest and dividends on investment securities:
Taxable	41,978	43,583	42,660
Exempt from federal taxes	5,298	5,913	4,686
Interest on deposits in banks	520	191	1,307
Interest on federal funds sold	253	1,080	4,422

Total interest income	328,034	355,919	325,557

Interest expense:
Interest on deposits	73,226	96,863	99,549
Interest on federal funds purchased	20	1,389	267
Interest on securities sold under repurchase agreements	776	7,694	21,212
Interest on other borrowed funds	1,347	1,741	161
Interest on long-term debt	3,249	4,578	467
Interest on subordinated debentures held by subsidiary trusts	6,280	8,277	4,298

Total interest expense	84,898	120,542	125,954

Net interest income	243,136	235,377	199,603
Provision for loan losses	45,300	33,356	7,750

Net interest income after provision for loan losses	197,836	202,021	191,853

Non-interest income:
Income from the origination and sale of loans	30,928	12,290	11,245
Other service charges, commissions and fees	28,747	28,193	24,221
Service charges on deposit accounts	20,323	20,712	17,787
Wealth managment revenues	10,821	12,352	11,734
Investment securities gains, net	137	101	59
Gain on sale of nonbank subsidiary	—	27,096	—
Technology services revenues	—	17,699	19,080
Other income	9,734	10,154	8,241

Total non-interest income	100,690	128,597	92,367

Non-interest expense:
Salaries, wages and employee benefits	113,569	114,024	98,134
Occupancy, net	15,898	16,361	14,741
Furniture and equipment	12,405	18,880	16,229
FDIC insurance premiums	12,130	2,912	444
Outsourced technology services	10,567	4,016	3,116
Mortgage servicing rights amortization	7,568	5,918	4,441
Mortgage servicing rights impairment (recovery)	(7,224)	10,940	1,702
OREO expense, net of income	6,397	215	(81)
Core deposit intangibles amortization	2,131	2,503	174
Other expenses	44,269	46,772	39,886

Total non-interest expense	217,710	222,541	178,786

Income before income tax expense	80,816	108,077	105,434
Income tax expense	26,953	37,429	36,793

Net income	53,863	70,648	68,641
Preferred stock dividends	3,422	3,347	—

Net income available to common shareholders	$50,441	$67,301	$68,641

Basic earnings per common share	$6.44	$8.55	$8.45
Diluted earnings per common share	6.37	8.38	8.25

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2006	$—	$45,477	$372,039	$(7,141)	$410,375
Cumulative effect of adoption of new accounting principle related to post-retirement benefits	—	—		(274)	(274)
Comprehensive income:	—
Net income	—	—	68,641	—	68,641
Other comprehensive income, net of tax	—	—	—	5,660	5,660

Total comprehensive income					74,301

Common stock transactions:
294,760 common shares purchased and retired	—	(25,887)	—	—	(25,887)
17,248 common shares issued	—	1,497	—	—	1,497
138,765 stock options exercised, net of 21,309 shares tendered in payment of option price and income tax withholding amounts	—	5,074	—	—	5,074
Tax benefit of stock-based compensation	—	2,519	—	—	2,519
Stock-based compensation expense	—	1,093	—	—	1,093
Cash dividends declared:
Common ($2.97 per share)	—	—	(24,255)	—	(24,255)

Balance at December 31, 2007	—	29,773	416,425	(1,755)	444,443
Cumulative effect of adoption of new accounting principle related to deferred compensation and split-dollar life insurance policies	—	—	(633)	—	(633)
Comprehensive income:
Net income	—	—	70,648	—	70,648
Other comprehensive income, net of tax	—	—	—	10,727	10,727

Total comprehensive income					81,375

Preferred stock transactions:
5,000 preferred shares issued	50,000	—	—	—	50,000
Preferred stock issuance costs	—	—	(38)	—	(38)
Common stock transactions:
333,393 common shares purchased and retired	—	(27,912)	—	—	(27,912)
154,288 common shares issued	—	11,884	—	—	11,884
60,583 stock options exercised, net of 32,510 shares tendered in payment of option price and income tax withholding amounts	—	1,779	—	—	1,779
Tax benefit of stock-based compensation	—	1,178	—	—	1,178
Stock-based compensation expense	—	911	—	—	911
Transfer from retained earnings to common stock	—	100,000	(100,000)	—	—
Cash dividends declared:
Common ($2.60 per share)	—	—	(20,578)	—	(20,578)
Preferred (6.75% per share)	—	—	(3,347)	—	(3,347)

Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)

(In thousands, except share and per share data)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062
Comprehensive income:
Net income	—	—	53,863	—	53,863
Other comprehensive income, net of tax	—	—	—	6,103	6,103

Total comprehensive income					59,966

Common stock transactions:
160,688 common shares purchased and retired	—	(11,052)	—	—	(11,052)
63,539 common shares issued	—	3,813	—	—	3,813
16,034 restricted common shares issued	—	—	—	—	—
74,859 stock options exercised, net of 43,866 shares tendered in payment of option price and income tax withholding amounts	—	144	—	—	144
Tax benefit of stock-based compensation	—	742	—	—	742
Stock-based compensation expense	—	875	—	—	875
Cash dividends declared:
Common ($2.00 per share)	—	—	(15,694)	—	(15,694)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

Year Ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$53,863	$70,648	$68,641
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provisions for loan losses	45,300	33,356	7,750
Depreciation and amortization	22,286	23,622	19,083
Net premium amortization (discount accretion) on investment securities	1,293	728	(2,393)
Net gains on investment securities transactions	(137)	(101)	(59)
Net gains on sales of loans held for sale	(18,315)	(7,068)	(6,701)
Other than temporary impairment of investment securitites	—	1,286	—
Gain on sale of nonbank subsidiary	—	(27,096)
Write-down of OREO and equipment pending disposal	5,895	34	164
Net increase (decrease) in valuation reserve for mortgage servicing rights	(7,224)	10,940	1,702
Deferred income tax expense (benefit)	5,547	(7,578)	(2,180)
Earnings on company-owned life insurance policies	(1,859)	(2,439)	(2,371)
Stock-based compensation expense	1,024	911	1,093
Tax benefits from stock-based compensation	742	1,178	2,519
Excess tax benefits from stock-based compensation	(719)	(1,140)	(2,508)
Changes in operating assets and liabilities:
Increase (decrease) in loans held for sale	19,280	(20,039)	(529)
Decrease (increase) in accrued interest receivable	1,571	1,502	(1,302)
Decrease (increase) in other assets	(35,766)	(8,842)	3,672
Increase (decrease) in accrued interest payable	(2,946)	(3,207)	2,232
Increase (decrease) in accounts payable and accrued expenses	(8,043)	10,784	(5,704)

Net cash provided by operating activities	81,792	77,479	83,109

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(9,910)	(16,831)	(17,995)
Available-for-sale	(868,917)	(341,587)	(1,936,961)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	19,785	20,684	15,300
Available-for-sale	493,389	505,870	1,947,408
Net decrease in cash equivalent mutual funds classified as available-for-sale investment securities	—	—	37
Proceeds from sales of mortgage servicing rights, net of acquisitions	2,051	(34)	2,292
Extensions of credit to customers, net of repayments	146,943	(492,297)	(254,240)
Recoveries of loans charged-off	2,392	1,837	2,361
Proceeds from sales of OREO	10,849	623	705
Proceeds from sale of nonbank subsidiary, net of cash payments	—	40,766	—
Capital expenditures, net of sales	(26,393)	(32,852)	(17,957)
Capital contributions to unconsolidated subsidiaries and joint ventures	—	(620)	(1,857)
Acquisition of banks and data services company, net of cash and cash equivalents received	—	(135,706)	—

Net cash used in investing activities	$(229,811)	$(450,147)	$(260,907)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

(In thousands)

Year Ended December 31,	2009	2008	2007
Cash flows from financing activities:
Net increase in deposits	$649,797	$362,931	$290,890
Net increase (decrease) in short-term borrowings	(155,778)	16,189	(123,750)
Borrowings of long-term debt	—	113,500	—
Repayments of long-term debt	(10,795)	(38,107)	(16,456)
Debt issuance costs	(261)	(609)	(225)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	—	20,620	61,857
Preferred stock issuance costs	—	(38)	—
Proceeds from issuance of common stock	3,957	13,663	6,571
Excess tax benefits from stock-based compensation	719	1,140	2,508
Purchase and retirement of common stock	(11,052)	(27,912)	(25,887)
Dividends paid to common stockholders	(15,694)	(20,578)	(24,255)
Dividends paid to preferred stockholders	(3,422)	(3,347)	—

Net cash provided by financing activities	457,471	437,452	171,253

Net increase (decrease) in cash and cash equivalents	309,452	64,784	(6,545)
Cash and cash equivalents at beginning of year	314,030	249,246	255,791

Cash and cash equivalents at end of year	$623,482	$314,030	$249,246

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$25,813	$35,376	$45,233
Cash paid during the year for interest expense	87,844	121,115	123,722

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout Montana, Wyoming and western South Dakota. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit and investment and insurance services through its bank subsidiaries. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2009, the Company’s subsidiaries were First Interstate Bank (“FIB”), First Western Data, Inc. (“Data”), First Interstate Insurance Agency, Inc., Commerce Financial, Inc., FIB, LLC and FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2008 and 2007 to conform to the 2009 presentation. No changes were made in the current year to previously reported net income or stockholders’ equity.

Merger of Bank Subsidiaries. On September 25, 2009, the Company merged First Western Bank (“Wall”) and The First Western Bank Sturgis (“Sturgis”) into FIB. Subsequent to the merger, FIB is the Company’s only bank subsidiary.

Sale of Nonbank Subsidiary. On December 31, 2008, the Company sold its technology services subsidiary, i_Tech Corporation (“i_Tech”). Concurrent with the sale, the Company entered into a service agreement with the purchaser to receive certain technology services previously provided by i_Tech. The assets, liabilities and results of operations and cash flows of i_Tech are not presented as discontinued operations due to the continuation of cash flows between the Company and i_Tech under the terms of the service agreement. Subsequent to the sale, the Company no longer receives technology services revenues from non-affiliated customers of i_Tech.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, other real estate owned, mortgage servicing rights and the fair values of other financial instruments.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2009, the Company had cash of $397,474 on deposit with the Federal Reserve Bank to meet regulatory reserve and clearings requirements. No such reserve requirements existed as of December 31, 2008. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $65,000 as of December 31, 2009 and 2008 to reduce service charges for check clearing services.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses are included in investment securities gains (losses). Declines in the fair value of securities below their cost that are judged to be other-than-temporary are included in other expenses. In estimating other-than-temporary impairment losses, the Company considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair vale. The cost of securities sold is based on the specific identification method.

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

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Loans sold are subject to standard representations and warranties. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $36,430 and $47,076 as of December 31, 2009 and 2008, respectively.

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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of market-based trading and transaction multiples of selected peer banks; and, if required, the estimated fair value is allocated to the acquired assets and liabilities comprising the goodwill. The determination of goodwill is sensitive to market-based trading and transaction multiples. Variability in market conditions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. As of December 31, 2009, we had goodwill of $184 million, all of which was attributable to FIB. No impairment losses were recognized during 2009, 2008 or 2007.

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $16,369 as of December 31, 2009 and $14,238 as of December 31, 2008. Amortization expense related to core deposit intangibles recorded as of December 31, 2009 is expected to total $1,748, $1,446, $1,421, $1,417 and $1,417 in 2010, 2011, 2012, 2013 and 2014, respectively.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Company-Owned Life Insurance. Key executive life insurance policies are recorded at their cash surrender value. Group life insurance policies are subject to a stable value contract that offsets the impact of interest rate fluctuations on the market value of the policies. Group life insurance policies are recorded at the stabilized investment value. Increases in the cash surrender or stabilized investment value of insurance policies, as well as insurance proceeds received, are recorded as other non-interest income, and are not subject to income taxes.

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $350 were recognized in other non-interest expense in 2009. No impairment losses were recognized during 2008 or 2007.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary, at or within 90 days of foreclosure. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Carrying costs, operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $5,545, $34 and $164 were recorded in 2009, 2008 and 2007 respectively. The valuation of OREO is subjective and may be adjusted in the future to changes in economic conditions.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2009, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $13,338 and $6,886, respectively, were included in other assets at cost. As of December 31, 2008, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,332 and $8,079, respectively. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Although the FHLB was classified as undercapitalized by its regulator in 2009, the Company does not believe its investment in FHLB restricted equity securities was impaired as of December 31, 2009. No impairment losses were recorded on restricted equity securities during 2009, 2008 or 2007.

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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006.

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

Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and changes in net actuarial gains and losses on defined benefit post-retirement benefits plans.

Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Beginning January 1, 2009, the Company has one operating segment, community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities. Prior to 2009, the Company reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech to affiliated and non-affiliated customers. On December 31, 2008, the Company sold i_Tech and moved certain operational functions previously provided by i_Tech to FIB.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,422, $3,447, and $2,892 in 2009, 2008 and 2007, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $1,024, $911 and $1,093 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 were $392, $348 and $418, respectively.

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
(2) INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$568,705	$4,207	$(1,466)	$571,446
Residential mortgage-backed securities	721,555	23,212	(1,127)	743,640
Private mortgage-backed securities	1,396	—	(53)	1,343
Other securities	—	—	—	—

Total	$1,291,656	$27,419	$(2,646)	$1,316,429

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

State, county and municipal securities	$129,381	$1,439	$(435)	$130,385
Other securities	470	—	—	470

Total	$129,851	$1,439	$(435)	$130,855

Gross gains of $138 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2009.

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$264,008	$6,371	$—	$270,379
Residential mortgage-backed securities	646,456	9,891	(1,088)	655,259
State, county and municipal securities	33,287	107	(8)	33,386
Other securities	2,891	1	(6)	2,886
Mutual funds	4	—	—	4

Total	$946,646	$16,370	$(1,102)	$961,914

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

State, county and municipal securities	$109,744	$856	$(1,409)	$109,191
Other securities	618	—	—	618

Total	$110,362	$856	$(1,409)	$109,809

Gross gains of $102 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2008.

Gross gains of $59 were realized on the disposition of available-for-sale securities in 2007. No gross losses were realized on disposition of available-for-sale securities in 2007.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
In conjunction with the merger of the Company’s bank subsidiaries on September 25, 2009, the Company transferred available-for-sale investment state, county and municipal investment securities with amortized costs and fair values of $28,288 and $29,426, respectively, into the held-to-maturity category. Unrealized net gains of $1,138 included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining lives of the transferred securities of 3.4 years.

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$185,376	$(1,466)	$—	$—	$185,376	$(1,466)
Residential mortgage-backed securities	92,918	(1,127)	10	—	92,928	(1,127)
Private mortgage-backed securities	—	—	1,337	(53)	1,337	(53)

Total	$278,294	$(2,593)	$1,347	$(53)	$279,641	$(2,646)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$16,641	$(348)	$1,409	$(87)	$18,050	$(435)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Residential mortgage-backed securities	$102,193	$(699)	$61,782	$(389)	$163,975	$(1,088)
State, county and municipal securities	1,862	(8)	—	—	1,862	(8)
Other securities	997	(6)	—	—	997	(6)

Total	$105,052	$(713)	$61,782	$(389)	$166,834	$(1,102)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$28,537	$(1,002)	$11,278	$(407)	$39,815	$(1,409)

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2009, the Company had 75 individual investment securities that were in an unrealized loss position. As of December 31, 2008, the Company had 155 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2009 and 2008 related primarily to fluctuations in the current interest rates. As of December 31, 2009, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2009 or 2007. Impairment losses of $1,286 were recorded in other expenses in 2008.

Maturities of investment securities at December 31, 2009 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2009	Cost	Fair Value	Cost	Fair Value

Within one year	$183,447	$263,305	$9,648	$9,139
After one year but within five years	879,984	870,444	31,743	32,034
After five years but within ten years	98,101	108,182	41,147	41,924
After ten years	130,124	74,498	46,843	47,288

Total	1,291,656	1,316,429	129,381	130,385
Investments with no stated maturity	—	—	470	470

Total	$1,291,656	$1,316,429	$129,851	$130,855

At December 31, 2009, the Company had investment securities callable within one year with amortized costs and estimated fair values of $382,723 and $383,382, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2009 and 2008, the Company had variable rate securities with amortized costs of $336 and $1,558, respectively.

There are no significant concentrations of investments at December 31, 2009, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

Investment securities with amortized cost of $1,069,191 and $894,045 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2009 and 2008 was $1,095,068 and $907,156, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(3) LOANS
Major categories and balances of loans included in the loan portfolios are as follows:

December 31,	2009	2008

Real estate loans:
Commercial	$1,556,273	$1,483,967
Construction	636,892	790,177
Residential	539,098	587,464
Agricultural	195,045	191,831
Mortgage loans originated for sale	36,430	47,076

Total real estate loans	2,963,738	3,100,515

Consumer:
Indirect consumer loans	423,104	417,243
Other consumer loans	195,331	198,324
Credit card loans	59,113	54,164

Total consumer loans	677,548	669,731

Commercial	750,647	853,798
Agricultural	134,470	145,876
Other loans, including overdrafts	1,601	2,893

Total loans	$4,528,004	$4,772,813

At December 31, 2009, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.
Nonaccrual loans were $115,030 and $85,632 at December 31, 2009 and 2008, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $6,448, $4,632 and $1,712 during the years ended December 31, 2009, 2008 and 2007, respectively. Loans contractually past due ninety days or more aggregating $4,965 on December 31, 2009 and $3,828 on December 31, 2008 were on accrual status. These loans are deemed adequately secured and in the process of collection.
Impaired loans include non-consumer loans placed on nonaccrual or renegotiated in a troubled debt restructuring. The following table sets forth information on impaired loans at the dates indicated:

December 31,	2009		2008
	Recorded	Specific	Recorded	Specific
	Loan	Loan Loss	Loan	Loan Loss
	Balance	Reserves	Balance	Reserves

Impaired loans
With specific loan loss reserves assigned	$52,446	$20,182	$17,749	$8,015
With no specific loan loss reserves assigned	61,529	—	66,667	—

Total impaired loans	$113,975	$20,182	$84,416	$8,015

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Impaired loans included in the above table primarily include collateral dependent commercial and commercial real estate loans. The Company experienced declines in current valuations for real estate supporting its loan collateral in 2009. If real estate values continue to decline, the Company may have to increase its allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2009, 2008 and 2007 was approximately $106,048, $60,728 and $22,065, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during 2009, 2008 and 2007 would have been approximately $6,384, $4,069 and $1,728, respectively. At December 31, 2009, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.
Most of the Company’s business activity is with customers within the states of Montana, Wyoming and South Dakota. Loans where the customers or related collateral are out of the Company’s trade area are not significant.
(4) ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses follows:

Year ended December 31,	2009	2008	2007

Balance at beginning of year	$87,316	$52,355	$47,452
Allowance of acquired banking offices	—	14,463	—
Provision charged to operating expense	45,300	33,356	7,750
Less loans charged-off	(31,978)	(14,695)	(5,208)
Add back recoveries of loans previously charged-off	2,392	1,837	2,361

Balance at end of year	$103,030	$87,316	$52,355

(5) PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2009	2008

Land	$36,388	$31,934
Buildings and improvements	187,471	171,668
Furniture and equipment	65,985	57,802

	289,844	261,404
Less accumulated depreciation	(93,537)	(83,605)

Premises and equipment, net	$196,307	$177,799

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 15—Commitments and Contingencies.
(6) COMPANY-OWNED LIFE INSURANCE
Company-owned life insurance consists of the following:

December 31,	2009	2008

Key executive, principal shareholder	$4,480	$4,359
Key executive split dollar	4,212	4,088
Group life	62,682	61,068

Total	$71,374	$69,515

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,480 and $4,359 at December 31, 2009 and 2008, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,212 and $4,088 at December 31, 2009 and 2008, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide postretirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $62,682 and $61,068 at December 31, 2009 and 2008, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.
(7) OTHER REAL ESTATE OWNED
Information with respect to the Company’s other real estate owned follows:

Year ended December 31,	2009	2008	2007

Balance at beginning of year	$6,025	$928	$529
Additions	42,212	5,810	1,135
Capitalized improvements	6,515	—	—
Valuation adjustments	(5,545)	(34)	(164)
Dispositions	(10,807)	(679)	(572)

Balance at end of year	38,400	6,025	928
Less valuation reserve	—	—	—

Balance at end of year	$38,400	$6,025	$928

(8) MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2009	2008	2007

Balance at beginning of year	$27,788	$27,561	$26,788
Sales of mortgage servicing rights	(3,022)	—	(1,607)
Purchases of mortgage servicing rights	8	34	311
Originations of mortgage servicing rights	9,681	6,111	6,510
Amortization expense	(7,568)	(5,918)	(4,441)
Write-off of permanent impairment	(8,155)	—	—

Balance at end of year	18,732	27,788	27,561
Less valuation reserve	(1,407)	(16,786)	(5,846)

Balance at end of year	$17,325	$11,002	$21,715

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
At December 31, 2009, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $17,746 and 4.5 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.75% to 21.00% and monthly prepayment speeds ranging from 0.6% to 5.5% depending upon the risk characteristics of the underlying loans. The Company recorded as other expense impairment charges of $10,940 and $1,702 in 2008 and 2007, respectively, and impairment reversals of $7,224 in 2009. Permanent impairment of $8,155 was charged against the carrying value of mortgage servicing rights in 2009. No permanent impairment was recorded in 2008 or 2007.
Principal balances of mortgage loans underlying mortgage servicing rights of approximately $2,394,331 and $2,077,131 at December 31, 2009 and 2008, respectively, are not included in the accompanying consolidated financial statements.
(9) DEPOSITS
Deposits are summarized as follows:

December 31,	2009	2008

Non-interest bearing demand	$1,026,584	$985,155

Interest bearing:
Demand	1,197,254	1,059,818
Savings	1,362,410	1,198,783
Time, $100 and over	996,839	821,437
Time, other	1,240,969	1,109,066

Total interest bearing	4,797,472	4,189,104

Total deposits	$5,824,056	$5,174,259

Time deposits $100 and over include deposits obtained through brokered transactions. Brokered time deposits totaled $0 and $23,500 as of December 31, 2009 and 2008, respectively.
Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $253,344 and $140,935 as of December 31, 2009 and 2008, respectively.
Maturities of time deposits at December 31, 2009 are as follows:

	Time, $100
	and Over	Total Time

2010	$853,001	$1,882,363
2011	100,863	212,921
2012	17,682	68,504
2013	13,825	41,060
2014	11,468	32,935
Thereafter	—	25

Total	$996,839	$2,237,808

Interest expense on time deposits of $100 or more was $25,212, $28,794 and $21,634 for the years ended December 31, 2009, 2008 and 2007, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(10) LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2009	2008

Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Variable rate term notes, principal and interest due quarterly, balloon payment due at maturity on December 31, 2010 (weighted average rate of 3.75% at December 31, 2009)	33,929	42,857
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.26% at December 31, 2009)	15,000	15,000
Various notes payable to FHLB, interest due monthly at various rates and maturities through October 31, 2017 (weighted average rate of 4.56% at December 31, 2009)	2,577	4,413
8.00% capital lease obligation with term ending October 25, 2029	1,847	1,878

Total long-term debt	$73,353	$84,148

Maturities of long-term debt at December 31, 2009 are as follows:

2010	$35,850
2011	245
2012	49
2013	253
2014	58
Thereafter	36,898

Total	$73,353

Proceeds from the variable rate term notes and the 6.81% subordinated term loan were used to fund the First Western acquisition. See Note 23—Acquisitions and Dispositions.
On January 10, 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. The Credit Agreement supersedes the Company’s unsecured revolving term loan with its primary lender and is secured by all of the outstanding stock of FIB. Under the original terms of the Credit Agreement, the Company borrowed $50,000 on variable rate term notes (“Term Notes”) maturing January 10, 2013 and $9,000 on a $25,000 revolving credit facility.
The syndicated credit agreement contains various covenants that, among other things, establish minimum capital and financial performance ratios; and place certain restrictions on capital expenditures, indebtedness, redemptions or repurchases of common stock and the amount of dividends payable to shareholders. During 2008 and 2009, we entered into amendments to our syndicated credit agreement that, among other things, eliminated the revolving credit facility, changed the maturity date on the term notes to December 31, 2010 from January 10, 2013, changed the interest rate changed on the term notes to a maximum non-default rate of LIBOR plus 3.75%, modified certain definitions and debt covenants and waived debt covenant violations existing as of the dates of the amendments. In connection with the amendments, we paid aggregate amendment and waiver fees of $259,000 and $85,000 in 2009 and 2008, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The debt covenant ratios included in the syndicated credit agreement, as last amended, require us to, among other things, (1) maintain our ratio of non-performing assets to primary equity capital at a percentage not greater than 45.0%, (2) maintain our allowance for loan and lease losses in an amount not less than 65.0% of non-performing loans, (3) maintain our return on average assets at not less than 0.70% through March 30, 2010 and 0.65% thereafter, (4) maintain a consolidated total risk-based capital ratio of not less than 11.00% and a total risk-based capital ratio at the Bank of not less than 10.00%, (5) limit cash dividends to shareholders such that the aggregate amount of cash dividends in any four consecutive fiscal quarters does not exceed 37.5% of net income during such four-quarter period and (6) limit repurchases of our common stock, less cash proceeds from the issuance of our common stock, in any period of four consecutive fiscal quarters, as a percentage of consolidated book net worth as of the end of that period to 2.75% through March 31, 2010 and 2.25% thereafter. The Company was in compliance with all existing and amended debt covenants as of December 31, 2009.

As of December 31, 2009, $33,929 was outstanding on the Term Notes bearing interest at a weighted average rate of 3.75%. The Term Notes are payable in equal quarterly principal installments of $1,786, with one final installment of $28,571 due at maturity on December 31, 2010. Interest on the Term Notes is payable quarterly.

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.26% as of December 31, 2009. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $138,607, subject to collateral availability. As of December 31, 2009 and 2008, FHLB advances of $2,577 and $4,413, respectively, were included in long-term debt. As of December 31, 2009 there were no short-term advances outstanding with the FHLB. As of December 31, 2008, short-term FHLB advances of $75,000 were included in other borrowed funds.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,847 and $1,878 as of December 31, 2009 and 2008, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

Other borrowed funds consist of overnight and term borrowings with original maturities of less than one year. Following is a summary of other borrowed funds:

December 31,	2009	2008

Interest bearing demand notes issued to the United States Treasury, secured by investment securities (0.0% interest rate at December 31, 2009)	$5,423	$4,216
Various notes payable to the FHLB	—	75,000

	$5,423	$79,216

The Company has federal funds lines of credit with third parties amounting to $185,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $278,180 secured by a blanket pledge of indirect consumer loans.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(11) SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding
		as of December 31,
Issuance	Maturity Date	2009	2008

March 2003	March 26, 2033	$41,238	$41,238
October 2007	January 1, 2038	10,310	10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310

Total subordinated debentures held by subsidiary trusts		$123,715	$123,715

In March 2003, the Company issued $41,238 of Subordinated Debentures to FIST. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2009 the interest rate on the Subordinated Debentures was 3.40%.

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2009 the interest rate on the Subordinated Debentures was 2.54%.

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

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2009 the interest rate on the Subordinated Debentures was 2.99%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bear interest at a fixed rate of 6.78% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2009, the interest rate on the Subordinated Debentures was 3.04%.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Subordinated Debentures are unsecured with interest distributions payable quarterly. The Company may defer the payment of interest at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common and preferred shares is restricted. The Subordinated Debentures may be redeemed, subject to approval by the Federal Reserve Bank, at the Company’s option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method, which approximates level yield.

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

The Trust Preferred Securities qualify as tier 1 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines. Proceeds from the issuance of the Trust Preferred Securities were used to fund acquisitions. For additional information regarding acquisitions, see Note 23 — Acquisitions and Dispositions.
(12) CAPITAL STOCK AND DIVIDEND RESTRICTIONS
On January 10, 2008, the Company issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000 as partial consideration for the acquisition of the First Western entities, see Note 23 — Acquisitions and Dispositions. The Series A Preferred Stock was issued to the former owner of the First Western entities, an accredited investor, in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company may redeem all or part of the Series A Preferred Stock at any time after the fifth anniversary of the date issued at a redemption price of $10,000 per share plus all accrued and unpaid dividends. Following the tenth anniversary of the date issued, the Series A Preferred Stock may be converted, at the option of the holder, into shares of the Company’s common stock at a ratio of 80 shares of common stock for every one share of Series A Preferred Stock.
At December 31, 2009, 91.9% of common shares held by shareholders were subject to shareholder’s agreements (“Agreements”). Under the Agreements, shares may not be sold or transferred, except in limited circumstances, without triggering the Company’s right of first refusal to repurchase shares from the shareholder at fair value. Additionally, shares held under the Agreements are subject to repurchase under certain conditions.
The payment of dividends by subsidiary banks is subject to various federal and state regulatory limitations. In general, a bank is limited, without the prior consent of its regulators, to paying dividends that do not exceed current year net profits together with retained earnings from the two preceding calendar years. The Company’s debt instruments also include limitations on the payment of dividends. For additional information regarding dividend restrictions, see Note 10 — Long-Term Debt and Other Borrowed Funds.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(13) EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

For the year ended December 31,	2009	2008	2007

Net income	$53,863	$70,648	$68,641
Less preferred stock dividends	3,422	3,347	—

Net income available to common shareholders, basic and diluted	$50,441	$67,301	$68,641

Weighted average common shares outstanding	7,833,917	7,871,034	8,126,804
Weighted average commons shares issuable upon exercise of stock options and restricted stock awards	85,708	157,134	195,676

Weighted average common and common equivalent shares outstanding	7,919,625	8,028,168	8,322,480

Basic earnings per common share	$6.44	$8.55	$8.45
Diluted earnings per common share	$6.37	$8.38	$8.25

The Company had 483,383, 284,583 and 137,092 stock options outstanding that were antidilutive as of December 31, 2009, 2008 and 2007, respectively.
(14) REGULATORY CAPITAL
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2009, the Company exceeded all capital adequacy requirements to which it is subject.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2009 and 2008 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total risk-based capital:
Consolidated	$599,458	11.7%	$410,635	8.0%	NA	NA
FIB	597,873	11.7	408,991	8.0	$511,238	10.0%

Tier 1 risk-based capital:
Consolidated	499,816	9.7	205,317	4.0	NA	NA
FIB	518,485	10.1	204,495	4.0	$306,743	6.0

Leverage capital ratio:
Consolidated	499,816	7.3	274,059	4.0	NA	NA
FIB	518,485	7.6	273,258	4.0	$641,743	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total risk-based capital:
Consolidated	$554,418	10.5%	$422,952	8.0%	NA	NA
FIB	459,785	10.3	356,100	8.0	$445,125	10.0%
Wall	51,417	12.1	33,907	8.0	42,383	10.0
Sturgis	48,432	12.4	31,184	8.0	38,980	10.0

Tier 1 risk-based capital:
Consolidated	453,070	8.6	211,476	4.0	NA	NA
FIB	388,966	8.7	178,050	4.0	$267,075	6.0
Wall	46,062	10.9	16,953	4.0	25,460	6.0
Sturgis	43,529	11.2	15,592	4.0	23,388	6.0

Leverage capital ratio:
Consolidated	453,070	7.1	254,085	4.0	NA	NA
FIB	388,966	7.2	217,247	4.0	$271,559	5.0
Wall	46,062	9.7	19,093	4.0	23,867	5.0
Sturgis	43,529	9.8	17,781	4.0	22,226	5.0

(15) COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $5,881 and $26,716 as of December 31, 2009 and 2008, respectively.

The Company had commitments to purchase held-to-maturity municipal investment securities of $406 and available-for-sale mortgage-backed investment securities of $8,493 as of December 31, 2009.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2,425 in 2009, $3,474 in 2008 and $3,224 in 2007.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009, are as follows:

	Third	Related
	Parties	Partnership	Total

For the year ending December 31:
2010	$1,178	$2,080	$3,258
2011	1,120	1,997	3,117
2012	778	1,890	2,668
2013	536	1,726	2,262
2014	467	1,615	2,082
Thereafter	5,726	1,134	6,860

Total	$9,805	$10,442	$20,247

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.

The Company participates in credit and debit card transactions through Visa U.S.A., Inc. card association or its affiliates (collectively “Visa”). On October 3, 2008, Visa completed a restructuring and issued shares of Class B Visa, Inc. common stock to its financial members, including 60,108 shares to the Company. For purposes of converting Class B shares to Class A shares of Visa, Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation against Visa. The Class B shares are not transferable, except to another member bank until the later of March 31, 2011 or the date on which certain specifically defined Visa litigation is resolved. The Company’s recorded its Visa Class B shares in other assets at their cost basis of $0.

In September 2009, the Company sold all of its Visa Class B shares for $2,128. In conjunction with the sale, the Company entered into a derivative contract whereby the Company will make or receive payments based on subsequent changes in the conversion rate of Class B Visa common shares in Class A Visa common shares. The derivative contract terminates on March 31, 2011 or the date on which certain specifically designated Visa litigation has been resolved. As of December 31, 2009, a liability of $245 related to the derivative contract is included in accounts payable and accrued expenses. The derivative contract is collateralized by $1,400 of U.S. government agency investment securities.
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $998,193 at December 31, 2009, which included $253,794 on unused credit card lines

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
and $258,946 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,135,217 at December 31, 2008, which included $330,514 on unused credit card lines and $301,338 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2009 and 2008, the Company had outstanding stand-by letters of credit of $82,980 and $90,761, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.
(17) INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2009	2008	2007

Current:
Federal	$18,691	$39,389	$34,669
State	2,715	5,618	4,304

Total current	21,406	45,007	38,973

Deferred:
Federal	4,846	(6,691)	(2,031)
State	701	(887)	(149)

Total deferred	5,547	(7,578)	(2,180)

Balance at end of year	$26,953	$37,429	$36,793

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2009, 2008 and 2007 to income before income taxes as a result of the following:

Year ended December 31,	2009	2008	2007

Tax expense at the statutory tax rate	$28,286	$37,827	$36,902
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,784)	(4,028)	(3,434)
State income tax, net of federal income tax benefit	2,225	3,130	2,632
Other, net	226	500	693

Tax expense at effective tax rate	$26,953	$37,429	$36,793

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2009	2008

Deferred tax assets:
Loans, principally due to allowance for loan losses	$28,657	$29,130
Employee benefits	5,334	5,115
Other real estate owned writedowns	1,952	—
Deferred gain on sale of subsidiary	1,594	—
Other	403	455

Deferred tax assets	37,940	34,700

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,885)	(3,500)
Investment securities, unrealized gains	(9,758)	(6,014)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(865)	(832)
Prepaid amounts	(801)	(633)
Government agency stock dividends	(2,056)	(2,060)
Goodwill and core deposit intangibles	(15,158)	(11,678)
Mortgage servicing rights	(5,419)	(1,186)
Other	(888)	(1,396)

Deferred tax liabilities	(39,830)	(27,299)

Net deferred tax (liabilities) assets	$(1,890)	$7,401

As of December 31, 2009, the Company had a net deferred tax liability of $1,890 included in accounts payable and accrued expenses. The Company had current net income taxes payable of $1,625 at December 31, 2009 and $7,126 at December 31, 2008, which are included in accounts payable and accrued expenses.
(18) STOCK-BASED COMPENSATION
The Company has equity awards outstanding under two stock-based compensation plans; the 2006 Equity Compensation Plan (the “2006 Plan”) and the 2001 Stock Option Plan. These plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors or, upon delegation, a committee consisting of the independent members of the Compensation Committee of the Board of Directors (“Compensation Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.

The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2009, there were 320,088 common shares available for future grant under the 2006 Plan.

Stock Options. All options granted have an exercise price equal to fair market value, which is currently defined as the minority appraised value of the Company’s common stock at the date of grant; may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee; and, can be exercised for periods of up to ten years from the date of grant. Transfers of stock issued upon exercise of options are prohibited for a period of six months following the date of exercise. In addition, stock issued upon the exercise of options is subject to a shareholder agreement that grants the Company a right of first refusal to repurchase the

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
stock at fair market value and provides the Company a right to call some or all of the stock under certain conditions.

Compensation expense related to stock option awards of $588, $896 and $996 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2009, 2008 and 2007, respectively. Related income tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 were $225, $342 and $380, respectively.

The weighted average grant date fair value of options granted was $4.04, $5.74 and $7.89 during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2009	2008	2007

Expected volatility	9.58%	6.91%	5.23%
Expected dividend yield	3.28%	3.11%	2.95%
Risk-free interest rate	2.64%	3.72%	4.80%
Expected life of options (in years)	7.7	6.2	6.2

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The 2009 expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Prior to 2009, the Company elected to use the “simplified” method to estimate expected life. Expected volatility is based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options.

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2009:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options, beginning of year	883,255	$62.99
Granted	109,650	61.25
Exercised	(74,859)	44.45
Forfeited	(10,431)	73.38
Expired	(13,282)	73.59

Outstanding options, end of year	894,333	$63.97	5.61 years

Outstanding options exercisable, end of year	691,476	$61.49	4.74 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2009 was $4,973. The total intrinsic value of options exercised was $2,035, $3,296 and $6,631 during the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $733, $1,178 and $2,536 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company received cash of $144, $1,741 and $5,074 from stock option exercises during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company redeemed common stock with aggregate values of $3,183, $2,695 and $1,859 tendered in payment for stock option exercises during the years ended December 31, 2009, 2008 and 2007, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2009 follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options, beginning of year	209,312	$6.48
Granted	109,650	4.04
Vested	(105,674)	6.33
Forfeited	(10,431)	5.45

Nonvested stock options, end of year	202,857	$5.26

As of December 31, 2009, there was $576 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.79 years. The total fair value of shares vested during 2009 was $669.

Restricted Stock Awards. Common stock issued under the Company’s restricted stock plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting periods, participants have voting rights and receive dividends on the restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. Common shares issued under the Company’s restricted stock plan are subject to a shareholder’s agreement granting the Company the right of first refusal to repurchase vested shares at the then current minority appraised value and providing the Company a right to call some or all of the vested shares under certain circumstances.

Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards, based on the most recent quarterly minority appraised value of the Company’s common stock at the date of grant, is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $436, $15 and $97 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, respectively. Related income tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 were $167, $6 and $37, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2009:

		Weighted-Average
	Number of	Measurement Date
	Shares	Fair Value

Restricted stock, beginning of year	1,000	$74.50
Granted	16,034	73.60

Restricted stock, end of year	17,034	$73.65

During 2009, the Company issued 16,034 restricted common shares as follows: (i) 6,165 shares that vest in varying percentages upon achievement of defined return on asset performance goals and employment on December 31, 2010 or December 31 2011; (ii) 4,326 shares that vest one-third on each annual anniversary of the grant date through March 2, 2012 contingent on continued employment; (iii) 1,000 shares that vest upon continued employment through September 23, 2012 and, (iv) 4,543 shares that vest upon achievement of other subjective criteria established by the Company’s Board of Directors or Compensation Committee on the date of grant and employment on February 15, 2010 or December 31, 2010.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2009, there was $591 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.3 years.
(19)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. Quarterly contributions are determined by the Company’s Board of Directors, but are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $1,757, $2,739 and $2,816 in 2009, 2008 and 2007, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $3,857, $3,896 and $3,243 in 2009, 2008 and 2007, respectively.

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

The Plan’s unfunded benefit obligation of $2,305 and $1,042 as of December 31, 2009 and 2008, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $194, $152 and $130 for the years ended December 31, 2009, 2008 and 2007, respectively, are included in salaries, wages and employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2009 and 2008, and the net periodic benefit costs for the years then ended, included a discount rate of 6.0% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate did not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $102, $97, $85, $73, $73 and $366 for 2010, 2011, 2012, 2013, 2014, and 2015 through 2019, respectively.

At December 31, 2009, the Company had accumulated other comprehensive loss related to the Plan of $1,595, or $997 net of related income tax benefit, comprised of net actuarial losses of $961 and unamortized transition asset of $636. The Company estimates $94 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2010.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(20)	OTHER COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows:

Year ended December 31,	2009	2008	2007

Other comprehensive income (loss):
Investment securities available-for-sale:
Change in net unrealized gain during the period	$10,322	$17,799	$9,455
Reclassification adjustment for gains included in income	(137)	(101)	(59)
Unamortized premium on available-for-sale securities transferred into held-to-maturity	1,055	—	—
Change in the net actuarial loss on defined benefit post-retirement benefit plans	(1,179)	(13)	—

	10,061	17,685	9,396
Deferred tax expense	3,958	6,958	3,736

Net other comprehensive income	$6,103	$10,727	$5,660

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2009	2008

Net unrealized gain on investment securities available-for-sale	$16,072	$9,254
Net actuarial loss on defined benefit post-retirement benefit plans	(997)	(282)

Net accumulated other comprehensive income	$15,075	$8,972

(21)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $42,212, $5,645 and $1,135 to other real estate owned in 2009, 2008 and 2007, respectively.

During 2009, the Company transferred equipment pending disposal of $1,519 to other assets.

During 2008, the Company transferred accrued liabilities of $38 to common stock in conjunction with the exercise of stock options.

In conjunction with the sale of a nonbank subsidiary in December 2008, the Company divested assets and liabilities with book values of $9,299 and $128, respectively. For additional information regarding the sale, see Note 23—Acquisitions and Dispositions.

On January 10, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the acquisition, see Note 23—Acquisitions and Dispositions.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(22)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2009	2008

Condensed balance sheets:
Cash and cash equivalents	$30,749	$47,141
Investment in subsidiaries, at equity:
Bank subsidiaries	712,776	683,509
Nonbank subsidiaries	1,961	2,562

Total investment in subsidiaries	714,737	686,071
Premises and equipment	—	1,584
Other assets	26,213	21,551

Total assets	$771,699	$756,347

Other liabilities	$19,569	$25,362
Advances from subsidiaries, net	52	5,351
Long-term debt	53,929	62,857
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	197,265	217,285
Stockholders’ equity	574,434	539,062

Total liabilities and stockholders’ equity	$771,699	$756,347

Years Ended December 31,	2009	2008	2007

Condensed statements of income:
Dividends from subsidiaries	$41,900	$64,539	$74,548
Other interest income	9	29	71
Other income, primarily management fees from subsidiaries	11,529	9,101	9,625
Gain on sale of nonbank subsidiary	—	27,096	—

Total income	53,438	100,765	84,244

Salaries and benefits	12,687	9,030	10,687
Interest expense	8,773	12,075	4,588
Other operating expenses, net	6,270	7,713	6,475

Total expenses	27,730	28,818	21,750

Earnings before income tax benefit	25,708	71,947	62,494
Income tax expense (benefit)	(6,261)	2,814	(4,812)

Income before undistributed earnings of subsidiaries	31,969	69,133	67,306
Undistributed earnings of subsidiaries	21,894	1,515	1,335

Net income	$53,863	$70,648	$68,641

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Years Ended December 31,	2009	2008	2007

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$53,863	$70,648	$68,641
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(21,894)	(1,515)	(1,335)
Depreciation and amortization	241	289	550
Write-down of equipment pending sale	350	—	—
Deferred income tax benefit	(1,401)	(706)	(539)
Stock-based compensation expense	1,024	911	1,093
Tax benefits from stock-based compensation	742	1,178	2,519
Excess tax benefits from stock-based compensation	(719)	(1,140)	(2,508)
Gain on sale of nonbank subsidiary	—	(27,096)	—
Other, net	(8,664)	10,130	(10,782)

Net cash provided by operating activities	23,542	52,699	57,639

Cash flows from investing activities:
Maturities of available-for-sale investment securities	—	100,000	—
Purchases of available-for-sale investment securities	—	—	(99,931)
Capital expenditures, net of sales	—	—	(47)
Capitalization of subsidiaries	(535)	(1,140)	(2,117)
Acquisition of banks and data service company, net of cash and cash equivalents received	—	(198,081)	—
Proceeds from disposition of nonbank subsidiary	—	41,026	—

Net cash used in investing activities	(535)	(58,195)	(102,095)

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	(4,718)	(1,634)	529
Borrowings of long-term debt	—	98,500	—
Repayments of long-term debt	(8,928)	(35,643)	—
Proceeds from issuance subordinated debentures	—	20,620	61,857
Debt issuance costs	(261)	(576)	(225)
Preferred stock issuance costs	—	(38)	—
Proceeds from issuance of common stock	3,957	13,662	9,090
Excess tax benefits from stock-based compensation	719	1,140	2,485
Purchase and retirement of common stock	(11,052)	(27,912)	(25,887)
Dividends paid to common stockholders	(15,694)	(20,578)	(24,255)
Dividends paid to preferred stockholders	(3,422)	(3,347)	—

Net cash provided by (used in) financing activities	(39,399)	44,194	23,594

Net change in cash and cash equivalents	(16,392)	38,698	(20,862)
Cash and cash equivalents, beginning of year	47,141	8,443	29,305

Cash and cash equivalents, end of year	$30,749	$47,141	$8,443

Noncash Investing and Financing Activities – During 2009, the Company settled an intercompany payable to a nonbank subsidiary through investment in subsidiary. The settlement resulted in a decrease in advances from subsidiary of $581 and a corresponding decrease in investment in subsidiary.

During 2009, the Company transferred equipment pending disposal of $1,519 to other assets.

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

On January 10, 2008, the Company issued 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. The Series A Preferred Stock was issued in partial consideration for the First Western acquisition. For additional information regarding the acquisition, see Note 23—Acquisitions and Dispositions.

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.
(23)	ACQUISITIONS AND DISPOSITIONS
On January 10, 2008, the Company completed the purchase all of the outstanding stock of Sturgis, Wall and Data (collectively, “First Western”). At the acquisition date, First Western had total assets of approximately $913,000, loans of approximately $727,000 and deposits of approximately $814,000. Consideration for the acquisition of $248,081 consisted of cash of $198,081 and 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. See Note 12—Capital Stock and Dividend Restrictions for further information regarding the Series A Preferred Stock. The cash portion of the purchase price was funded through debt financing. See Note 10—Long-Term Debt and Other Borrowed Funds and Note 11—Subordinated Debentures Held by Subsidiary Trusts for further information regarding debt financing. In conjunction with the acquisition, the Company recorded goodwill of $146,293, of which approximately $133,239 is expected to be deductible for income tax purposes, and core deposit intangibles of $14,928 with a weighted average amortization period of approximately 9.2 years. The consolidated statement of income for the year ended December 31, 2008 includes the operating results of the acquired entities from the date of acquisition. If the acquisition had occurred as of the beginning of each prior period presented, pro forma interest income, non-interest income and net income would have been $357,477, $128,516 and $71,055, respectively, for the year ended December 31, 2008, and $387,304, $78,770 and $64,225, respectively, for the year ended December 31, 2007.

On December 31, 2008, the Company completed the sale of its technology services subsidiary, i_Tech. The aggregate sales price under the agreement was $41,180. Concurrent with the sale, the Company entered into a service agreement with the purchaser to receive data processing, electronic funds transfer and other technology services for a period of seven years at current market rates for such services. A net gain of $31,596 was recognized on the sale, of which $4,500 was deferred and will be amortized to outsourced technology services expense using the straight-line method over the term of the service agreement. The Company paid i_Tech $12,622 and 12,675 for technology services during 2008 and 2007, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(24)	FAIR VALUE MEASUREMENTS
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	12/31/2009

Investment securities available-for-sale	$—	$1,316,429	$—	$1,316,429
Mortgage servicing rights	—	17,746	—	17,746
Derivative contract	—	—	245	245

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	12/31/2008

Investment securities available-for-sale	$—	$961,914	$—	$961,914
Mortgage servicing rights	—	11,832	—	11,832

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

Derivative Contract. During 2009, the Company entered into a derivative contract whereby cash payments received or paid, if any, are based on the resolution of litigation involving Visa. The value of the derivative contract was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The following table reconciles the beginning and ending balances of the derivative contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs as of December 31, 2009.

Total
Fair Value

Balance, beginning of year	$—
Additions during the period	245
Net realized gains (losses)	—

Balance, end of year	$245

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
As of December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$41,343	$—	$—	$41,343	$(27,237)
Other real estate owned	14,515	—	—	14,515	(4,995)
Long-lived asset to be disposed of by sale	1,169	—	—	1,169	(350)

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
As of December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$9,734	$—	$—	$9,734	$(8,015)
Other real estate owned	415	—	—	415	(34)

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using inputs based upon observable market data and customized discounting criteria. During 2009, certain impaired loans with a carrying value of $68,580 were reduced by specific valuation allowance allocations and partial loan charge-offs of $27,237 resulting in a reported fair value of $41,343. During 2008, impaired loans with a carrying value of $17,749 were reduced by specific valuation allowance allocations of $8,015 resulting in a reported fair value of $9,734.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Other Real Estate Owned. The fair values of OREO are determined by independent appraisals or are estimated using observable market data and customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to other real estate owned expense in the period in which they are identified. During 2009, OREO with a carrying amount of $19,510 was written down to its fair value of $14,515, resulting in impairment charges of $4,995. In addition, during 2009, OREO with a carrying amount of $1,880 was written down to its fair value of $1,330 and subsequently sold. Impairment charges related to this property of $550 were recorded in 2009. During 2008, OREO with a carrying amount of $449 was written down to its fair value of $415, resulting in impairment charges of $34.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. During 2009, a long-lived asset to be disposed of by sale with a carrying amount of $1,519 was written down to its fair value of $1,169, resulting in an impairment charge of $350, which was included in other non-interest expense.

Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2009 and 2008, all mortgage loans held for sale were recorded at cost.

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

Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Carrying values of variable rate loans that reprice frequently and with no change in credit risk approximate the fair values of these instruments.

Financial Liabilities. The fair values of demand deposits, savings accounts, federal funds purchased, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fair value of the derivative contract was estimated by discounting cash flows using assumptions regarding the expected outcome of related litigation. The floating rate term notes, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
A summary of the estimated fair values of financial instruments follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$623,482	$623,482	$314,030	$314,030
Investment securities available-for-sale	1,316,429	1,316,429	961,914	961,914
Investment securities held-to-maturity	129,851	130,855	110,362	109,809
Net loans	4,424,974	4,422,288	4,685,497	4,696,287
Accrued interest receivable	37,123	37,123	38,694	38,694
Mortgage servicing rights, net	17,325	17,746	11,002	11,832

Total financial assets	$6,549,184	$6,547,923	$6,121,499	$6,132,566

Financial liabilities:
Total deposits, excluding time deposits	$3,586,248	$3,586,248	$3,243,756	$3,243,756
Time deposits	2,237,808	2,246,223	1,930,503	1,934,296
Federal funds purchased	—	—	30,625	30,625
Securities sold under repurchase agreements	474,141	474,141	525,501	525,501
Derivative contract	245	245	—	—
Accrued interest payable	17,585	17,585	20,531	20,531
Other borrowed funds	5,423	5,423	79,216	79,216
Long-term debt	73,353	74,913	84,148	88,255
Subordinated debentures held by subsidiary trusts	123,715	128,802	123,715	119,608

Total financial liabilities	$6,518,518	$6,533,580	$6,037,995	$6,041,788

(25)	RELATED PARTY TRANSACTIONS
The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $23,782 at December 31, 2009 and $24,977 at December 31, 2008. During 2009, new loans and advances on existing loans of $13,247 were funded and loan repayments totaled $10,321. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2009, loans of $4,121 were removed due to changes in related parties from the prior year.

The Company leases aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2009, 2008 and 2007, the Company paid the related entity $230, $143 and $168, respectively, for its use of aircraft. In addition, the Company paid third party operating expenses of $66, $315 and $325 during 2009, 2008 and 2007, respectively. A portion of these third party operating expenses were recovered by the Company as discussed below.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The Company leases a portion of its hanger and provides pilot services to the related entity. During 2009, 2008 and 2007, the Company received payments from the related entity of $129, $140 and $161, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a majority ownership interest. The Company paid insurance premiums to the agency of $830, $649, and $340 in 2009, 2008 and 2007, respectively.

The Company purchases services from an entity in which seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 17.1%. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2009, 2008 and 2007, the Company paid $342, $415 and $337, respectively, for these services. The Company also reimburses the related entity for certain costs incurred in the Company’s behalf, primarily office costs for the vice-chairman of the Company’s Board of Directors and the Company’s charitable foundation. These reimbursements totaled $81, $97 and $47 in 2009, 2008 and 2007, respectively. The related entity reimburses the Company for all salaries, wages and employee benefits expenses incurred by the Company in behalf of the related entity for its personnel.

During 2008, the Company purchased real property owned by a director of the Company for $1,250. The Company purchased the property from a developer who had purchased it from the director immediately prior to the Company’s purchase. Prior to the purchase, the Company’s Board of Directors approved the transaction after reviewing fully the relationships and proposed terms regarding the transaction. The director’s term of office expired in May 2009.
(26)	SEGMENT REPORTING
Prior to 2009, the Company reported two operating segments, community banking and technology services. Technology services encompassed services provided through i_Tech, the Company’s wholly-owned technology services subsidiary, to affiliated and non-affiliated customers. On December 31, 2008, the Company sold i_Tech and moved certain operational functions previously provided by i_Tech to the Company’s bank subsidiary.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
The following table presents prior year segment information. The “other” category includes the net funding costs and other expenses of the Parent Company, the operational results of consolidated nonbank subsidiaries and intercompany eliminations.

	Community	Technology		Intersegment
For the year ended December 31, 2008	Banking	Services	Other	Eliminations	Total

Net interest income	$247,176	$80	$54,060	($65,939)	$235,377
Provision for loan losses	33,356	—	—	—	33,356

Net interest income after provision for loan losses	213,820	80	54,060	(65,939)	202,021

Non-interest income:
External sources	83,298	18,592	26,707	—	128,597
Intersegment	30	12,622	11,249	(23,901)	—

Total non-interest income	83,328	31,214	37,956	(23,901)	128,597

Non-interest expense	201,114	26,459	18,869	(23,901)	222,541

Net income before income tax expense	96,034	4,835	73,147	(65,939)	108,077
Income tax expense	32,670	1,924	2,835	—	37,429

Net income	$63,364	$2,911	$70,312	$(65,939)	$70,648

Depreciation and core deposit intangible amortizaton	$17,346	$—	$246	$—	$17,592

Total assets as of December 31, 2008	$6,618,374	$—	$9,973	$—	$6,628,347

Investment in equity method investees as of December 31, 2008	$5,847	$—	$—	$—	$5,847

	Community	Technology		Intersegment
For the year ended December 31, 2007	Banking	Services	Other	Eliminations	Total

Net interest income	$202,653	$190	$71,469	($74,709)	$199,603
Provision for loan losses	7,750	—	—	—	7,750

Net interest income after provision for loan losses	194,903	190	71,469	(74,709)	191,853

Non-interest income:
External sources	72,600	19,080	687	—	92,367
Intersegment	1	12,675	9,408	(22,084)	—

Total non-interest income	72,601	31,755	10,095	(22,084)	92,367

Non-interest expense	157,118	25,805	17,947	(22,084)	178,786

Net income before income tax expense	110,386	6,140	63,617	(74,709)	105,434
Income tax expense (benefit)	39,142	2,434	(4,783)	—	36,793

Net income	$71,244	$3,706	$68,400	$(74,709)	$68,641

Depreciation and core deposit intangible amortizaton	$14,092	$—	$227	$—	$14,319

Total assets as of December 31, 2007	$5,091,252	$7,120	$561,686	$(443,261)	$5,216,797

Investment in equity method investees as of December 31, 2007	$5,772	$—	$—	$—	$5,772

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
(27)	AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASC Topic 105, “Generally Accepted Accounting Principles.” On September 15, 2009, the Company adopted new authoritative guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. Adoption of ASC Topic 105 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the guidance provided under ASC Topic 320 during first quarter 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FASB Topic 505, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash.” New authoritative accounting guidance under ASC Topic 505, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash” clarifies that the stock portion of a distribution to shareholders that includes an election by the shareholders to receive cash or stock is considered a share issuance to be reflected in earnings per share prospectively and is not a stock dividend. New guidance provided under ASC Topic 505 is effective for interim and annual periods ended after December 15, 2009, and is applied retrospectively. Adoption of the new guidance did not impact the Company’s consolidated financial statements, results of operations or liquidity.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The Company adopted the disclosure requirements of the new authoritative accounting guidance under ASC Topic 715 in the consolidated financial statements for the year ended December 31, 2009. The adoption did not impact the Company’s consolidated financial statements, results of operations or liquidity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $633.

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

Further new authoritative accounting guidance (Accounting Standards Update (“ASU”) No. 2010-02) under Topic 810 clarifies the scope of the decrease in ownership provisions under Subtopic 810-10 and related guidance. ASU No. 2010-02 also expands disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU No. 2010-02 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

Further new authoritative accounting guidance (ASU No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

Further new authoritative accounting guidance (ASU No. 2009-12) amends ASC Topic 820 to permit a reporting entity to measure fair value of certain investments on the basis of the net asset value per share of the investment or its equivalent and requires new disclosures about the attributes of investments included in the scope of the amendment. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Adoption of ASU No. 2009-12 did not impact the Company’s consolidated financial statements, results of operations or liquidity.

Further new authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, ASU No. 2010-06 clarifies that reporting entities must use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurements and disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. Those disclosures are effective for fiscal years, and interim period within those years, beginning after December 15, 2010. The adoption of this new authoritative guidance under ASC Topic 820 is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)
FASB ASC Topic 825, “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,“Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the new authoritative accounting guidance under ASC Topic 825 during the first quarter of 2009. The adoption did not impact the Company’s consolidated financial statements, results of operations or liquidity.

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
(28)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through February 19, 2010, the date financial statements were filed with the SEC. Through that date, the only event requiring disclosure is noted below.

On January 15, 2010, the Company filed a registration statement with the SEC for a proposed initial public offering of shares of its Class A common stock. The offering is expected to consist of shares of Class A common stock to be sold by the Company and may include shares of the Company’s Class A common stock to be sold by certain existing shareholders. The consummation of the proposed offering is subject to market conditions and other factors.

On January 22, 2010, the Company filed a preliminary proxy statement with the SEC regarding a special meeting of shareholders to consider certain amendments to our existing restated articles of incorporation. The proposed amendments would, among other things, redesignate our existing common stock as Class B common stock, with five votes per share, and create a new class of common stock designated as Class A common stock, with one vote per share. On February 3, 2010, the Company filed a revised preliminary proxy statement with the SEC.

(a)	2.	Financial statement schedules

		All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)	3.	Exhibits

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Restated Articles of Incorporation dated February 27, 1986 (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on September 29, 1994)

3.2	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996 (incorporated herein by reference to Exhibit 3.1-1 of the Company’s Current Report on Form 8-K, filed on October 15, 1996)

3.3	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996 (incorporated herein by reference to Exhibit 3.1-2 of the Company’s Current Report on Form 8-K, filed on October 15, 1996)

3.4	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997 (incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed on October 14, 1997)

3.5	Articles of Amendment to Restated Articles of Incorporation dated September 27, 2007 (incorporated herein by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

3.8	Amended and Restated Bylaws dated January 28, 2010 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 2, 2010)

4.1	Specimen of common stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-3250)

4.3	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.4	Shareholder’s Agreement for non-Scott family members (incorporated herein by reference to the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

4.5	Shareholder’s Agreement for non-Scott family members dated August 24, 2001 (incorporated herein by reference to Exhibit 4.26 of the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on September 6, 2001)

4.6	Shareholder’s Agreement for non-Scott family members dated August 19, 2002 (incorporated herein by reference to Exhibit 4.27 of the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, filed on August 8, 2002)

4.7	First Interstate Shareholders’ Agreements with Scott family members dated January 11, 1999 (incorporated herein by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-8, filed on April 22, 1999)

Exhibit
Number	Description
4.8	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders (incorporated herein by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-8, filed on April 22, 1999)

10.1	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on October 9, 2008)

10.3	Second Amendment to Credit Agreement dated as of November 19, 2009 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 25, 2009)

10.4	Third Amendment to Credit Agreement dated as of December 31, 2009 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2010)

10.5	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.6	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.7	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

10.8†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

10.9†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, filed on June 25, 2003)

10.10†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated, effective April 30, 2008 (incorporated herein by reference to Exhibit 4.30 of the Company’s Registration Statement on Form S-8, filed on August 18, 2008)

10.11†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.12†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000 (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002)

10.13†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A, filed on April 3, 2006)

Exhibit
Number	Description
10.14†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.18†	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008 (incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.19	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a)3 above.

(c)	Financial Statements Schedules

See Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	February 19, 2010

	Lyle R. Knight President and Chief Executive Officer	Date
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 19, 2010

	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 19, 2010

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ RANDALL I. SCOTT	February 19, 2010

	Randall I. Scott, Director	Date

By:	/s/ JONATHAN R. SCOTT	February 19, 2010

	Jonathan R. Scott, Director	Date

By:	/s/ JULIE A. SCOTT	February 19, 2010

	Julie A. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 19, 2010

	Sandra A. Scott Suzor, Director	Date

By:	/s/ STEVEN J. CORNING	February 19, 2010

	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 19, 2010

	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 19, 2010

	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 19, 2010

	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	February 19, 2010

	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYNEMAN	February 19, 2010

	Charles M. Heyneman, Director	Date

By:	/s/ TERRY W. PAYNE	February 19, 2010

	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 19, 2010

	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	February 19, 2010

	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	February 19, 2010

	Lyle R. Knight President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ TERRILL R. MOORE	February 19, 2010

	Terrill R. Moore	Date
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Restated Articles of Incorporation dated February 27, 1986 (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on September 29, 1994)

3.2	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996 (incorporated herein by reference to Exhibit 3.1-1 of the Company’s Current Report on Form 8-K, filed on October 15, 1996)

3.3	Articles of Amendment to Restated Articles of Incorporation dated September 26, 1996 (incorporated herein by reference to Exhibit 3.1-2 of the Company’s Current Report on Form 8-K, filed on October 15, 1996)

3.4	Articles of Amendment to Restated Articles of Incorporation dated October 7, 1997 (incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, filed on October 14, 1997)

3.5	Articles of Amendment to Restated Articles of Incorporation dated September 27, 2007 (incorporated herein by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

3.8	Amended and Restated Bylaws dated January 28, 2010 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 2, 2010)

4.1	Specimen of common stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-3250)

4.3	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.4	Shareholder’s Agreement for non-Scott family members (incorporated herein by reference to the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

4.5	Shareholder’s Agreement for non-Scott family members dated August 24, 2001 (incorporated herein by reference to Exhibit 4.26 of the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on September 6, 2001)

4.6	Shareholder’s Agreement for non-Scott family members dated August 19, 2002 (incorporated herein by reference to Exhibit 4.27 of the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8, filed on August 8, 2002)

4.7	First Interstate Shareholders’ Agreements with Scott family members dated January 11, 1999 (incorporated herein by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-8, filed on April 22, 1999)

4.8	Specimen of Charity Shareholder’s Agreement with Charitable Shareholders (incorporated herein by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-8, filed on April 22, 1999)

Exhibit
Number	Description
10.1	Credit Agreement dated as of January 10, 2008, among First Interstate BancSystem, Inc., as Borrower; Various Lenders; and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	First Amendment to Credit Agreement dated as of October 3, 2008 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on October 9, 2008)

10.3	Second Amendment to Credit Agreement dated as of November 19, 2009 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 25, 2009)

10.4	Third Amendment to Credit Agreement dated as of December 31, 2009 among First Interstate BancSystem, Inc., as Borrower, Various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2010)

10.5	Security Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.6	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.7	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

10.8†	Stock Option and Stock Appreciation Rights Plan of First Interstate BancSystem, Inc., as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed on September 29, 1994)

10.9†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, filed on June 25, 2003)

10.10†	Employee Stock Purchase Plan of First Interstate BancSystem, Inc., as amended and restated, effective April 30, 2008 (incorporated herein by reference to Exhibit 4.30 of the Company’s Registration Statement on Form S-8, filed on August 18, 2008)

10.11†	First Interstate BancSystem, Inc. Executive Non-Qualified Deferred Compensation Plan dated November 20, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.12†	First Interstate BancSystem’s Deferred Compensation Plan dated December 6, 2000 (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002)

10.13†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A, filed on April 3, 2006)

10.14†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Exhibit
Number	Description
10.16†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.18†	Relocation Services Agreement between First Interstate BancSystem, Inc. and NRI Relocation, Inc. dated April 25, 2008 for the benefit of Julie Castle and related Memorandum Agreement between First Interstate BancSystem, Inc. and Julie Castle dated May 23, 2008 (incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.19	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

21.1	Subsidiaries of First Interstate BancSystem, Inc.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.