Form 10-Q
period 2010-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2010-05-03
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-34653
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2010 — Class A common stock	12,414,972
March 31, 2010 — Class B common stock	30,361,968

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$142,775	$213,029
Federal funds sold	5,354	11,474
Interest bearing deposits in banks	526,491	398,979

Total cash and cash equivalents	674,620	623,482

Investment securities:
Available-for-sale	1,393,664	1,316,429
Held-to-maturity (estimated fair values of $131,613 as of March 31, 2010 and $130,855 as of December 31, 2009)	129,790	129,851

Total investment securities	1,523,454	1,446,280

Loans	4,481,019	4,528,004
Less allowance for loan losses	106,349	103,030

Net loans	4,374,670	4,424,974

Premises and equipment, net	196,596	196,307
Goodwill	183,673	183,673
Company-owned life insurance	71,874	71,374
Other real estate owned (“OREO”)	43,980	38,400
Accrued interest receivable	36,480	37,123
Mortgage servicing rights, net of accumulated amortization and impairment reserve	16,836	17,325
Core deposit intangibles, net of accumulated amortization	10,112	10,551
Other assets	83,345	88,164

Total assets	$7,215,640	$7,137,653

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$999,827	$1,026,584
Interest bearing	4,788,555	4,797,472

Total deposits	5,788,382	5,824,056

Securities sold under repurchase agreements	461,559	474,141
Accounts payable and accrued expenses	45,768	44,946
Accrued interest payable	18,770	17,585
Other borrowed funds	5,845	5,423
Long-term debt	39,034	73,353
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,483,073	6,563,219

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of March 31, 2010 and December 31, 2009	50,000	50,000
Common stock	262,366	112,135
Retained earnings	403,991	397,224
Accumulated other comprehensive income, net	16,210	15,075

Total stockholders’ equity	732,567	574,434

Total liabilities and stockholders’ equity	$7,215,640	$7,137,653

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$66,894	$70,118
Interest and dividends on investment securities:
Taxable	11,202	10,269
Exempt from federal taxes	1,166	1,407
Interest on deposits in banks	224	4
Interest on federal funds sold	13	85

Total interest income	79,499	81,883

Interest expense:
Interest on deposits	15,278	19,504
Interest on federal funds purchased	—	10
Interest on securities sold under repurchase agreements	194	243
Interest on other borrowed funds	1	558
Interest on long-term debt	919	841
Interest on subordinated debentures held by subsidiary trusts	1,438	1,664

Total interest expense	17,830	22,820

Net interest income	61,669	59,063
Provision for loan losses	11,900	9,600

Net interest income after provision for loan losses	49,769	49,463

Non-interest income:
Other service charges, commissions and fees	6,872	6,951
Service charges on deposit accounts	4,598	4,778
Income from origination and sale of loans	3,300	10,233
Wealth management revenues	3,014	2,523
Investment securities gains, net	27	47
Other income	1,697	1,681

Total non-interest income	19,508	26,213

Non-interest expense:
Salaries, wages and employee benefits	28,078	28,011
Occupancy, net	4,142	3,947
Furniture and equipment	3,341	3,012
FDIC insurance premiums	2,456	1,836
Outsourced technology services	2,249	2,671
Mortgage servicing rights amortization	1,133	2,922
Mortgage servicing rights impairment (recovery)	(50)	(2,847)
OREO expense, net of income	541	270
Core deposit intangibles amortization	439	535
Other expenses	10,416	10,088

Total non-interest expense	52,745	50,445

Income before income tax expense	16,532	25,231
Income tax expense	5,402	8,543

Net income	11,130	16,688
Preferred stock dividends	844	844

Net income available to common stockholders	$10,286	$15,844

Basic earnings per common share	$0.33	$0.50

Diluted earnings per common share	$0.32	$0.49

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

				Accumulated
				other	Total
	Preferred	Common	Retained	comprehensive	stockholders’
	stock	stock	earnings	income	equity
Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	11,130	—	11,130
Other comprehensive income, net of tax	—	—	—	1,135	1,135

Total comprehensive income					12,265

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,500,000 common shares issued	—	153,017	—	—	153,017
117,140 non-vested common shares issued	—	—	—	—	—
56,808 stock options exercised, net of 66,572 shares tendered in payment of option price and income tax withholding amounts	—	321	—	—	321
Tax benefit of stock-based compensation	—	193	—	—	193
Stock-based compensation expense	—	399	—	—	399
Cash dividends declared:
Common ($0.1125 per share)	—	—	(3,519)	—	(3,519)
Preferred (6.75% per share)	—	—	(844)	—	(844)

Balance at March 31, 2010	$50,000	$262,366	$403,991	$16,210	$732,567

Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062
Comprehensive income:
Net income	—	—	16,688	—	16,688
Other comprehensive income, net of tax	—	—	—	3,405	3,405

Total comprehensive income					20,093

Common stock transactions:
299,016 common shares purchased and retired	—	(5,640)	—	—	(5,640)
60,136 non-vested common shares issued	—	—	—	—	—
72,652 stock options exercised, net of 130,884 shares tendered in payment of option price and income tax withholding amounts	—	(250)	—	—	(250)
Tax benefit of stock-based compensation	—	628	—	—	628
Stock-based compensation expense	—	164	—	—	164
Cash dividends declared:
Common ($0.1625 per share)	—	—	(5,128)	—	(5,128)
Preferred (6.75%)	—	—	(844)	—	(844)

Balance at March 31, 2009	$50,000	$112,515	$373,193	$12,377	$548,085

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,130	$16,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,900	9,600
Net loss on disposal of property and equipment	48	97
Depreciation and amortization	5,061	6,550
Net premium amortization on investment securities	1,037	98
Net gains on investment securities transactions	(27)	(47)
Net gains on sales of loans held for sale	(2,088)	(6,358)
Net recovery of impairment on mortgage servicing rights	(50)	(2,847)
Loss on early extinguishment of debt	306	—
Earnings on company-owned life insurance policies	(500)	(215)
Stock-based compensation expense	387	176
Tax benefits from stock-based compensation expense	193	628
Excess tax benefits from stock-based compensation	(191)	(615)
Deferred income taxes	440	(598)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	9,557	(7,616)
Decrease in interest receivable	643	1,618
Decrease (increase) in other assets	3,854	(7,017)
Increase in accrued interest payable	1,185	747
Decrease in accounts payable and accrued expenses	(390)	(1,145)

Net cash provided by operating activities	42,495	9,744

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(2,404)	(2,882)
Available-for-sale	(260,455)	(99,391)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	2,253	3,066
Available-for-sale	184,326	130,779
Proceeds from sales of mortgage servicing rights, net of purchases	597	(4)
Extensions of credit to customers, net of repayments	21,851	39,118
Recoveries of loans charged-off	817	501
Proceeds from sales of OREO	2,147	163
Capital expenditures, net of sales	(3,803)	(10,310)

Net cash (used in) provided by investing activities	(54,671)	61,040

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2010	2009
Cash flows from financing activities:
Net (decrease) increase in deposits	$(35,674)	$275,388
Net decrease in federal funds purchased	—	(30,625)
Net decrease in repurchase agreements	(12,582)	(136,787)
Net increase (decrease) in other borrowed funds	422	(21,047)
Repayments of long-term debt	(34,319)	(2,152)
Common stock issuance costs	(13,733)	—
Proceeds from issuance of common stock	166,750	—
Excess tax benefits from stock-based compensation	191	615
Purchase and retirement of common stock	(3,378)	(5,890)
Dividends paid on preferred stock	(844)	(844)
Dividends paid on common stock	(3,519)	(5,128)

Net cash provided by financing activities	63,314	73,530

Net increase in cash and cash equivalents	51,138	144,314
Cash and cash equivalents at beginning of period	623,482	314,030

Cash and cash equivalents at end of period	$674,620	$458,344

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,601	$7,750
Cash paid during the period for interest expense	$16,645	$22,073

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2010 and December 31, 2009 and the results of operations and cash flows for each of the three month periods ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2009 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2010 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
On March 5, 2010, the Company’s shareholders approved proposals to recapitalize the Company’s existing common stock. The recapitalization included, among other things, a redesignation of existing common stock as Class B common stock; a four-for-one stock split of the Class B common stock; and, the creation of a new class of common stock designated as Class A common stock. All share and per share information included in the accompanying consolidated financial statements, including the notes thereto, has been adjusted to give effect to the recapitalization of the common stock, including the four-for-one stock split of Class B common stock, as if the recapitalization had occurred on January 1, 2009, the earliest date presented. For additional information regarding the recapitalization, see “Note 5 — Common Stock.”
(2)	Investment Securities
The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$638,370	$4,013	$(1,268)	$641,115
Residential mortgage-backed securities	727,228	24,216	(165)	751,279
Private mortgage-backed securities	1,305	—	(35)	1,270

Total	$1,366,903	$28,229	$(1,468)	$1,393,664

Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value

State, county and municipal securities	$129,354	$2,056	$(233)	$131,177
Other securities	436	—	—	436

Total	$129,790	$2,056	$(233)	$131,613

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$568,705	$4,207	$(1,466)	$571,446
Residential mortgage-backed securities	721,555	23,212	(1,127)	743,640
Private mortgage-backed securities	1,396	—	(53)	1,343

Total	$1,291,656	$27,419	$(2,646)	$1,316,429

Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

State, county and municipal securities	$129,381	$1,439	$(435)	$130,385
Other securities	470	—	—	470

Total	$129,851	$1,439	$(435)	$130,855

Gross gains of $27 and $47 were realized on the disposition of available-for-sale investment securities during the three months ended March 31, 2010 and 2009, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three months ended March 31, 2010 or 2009.
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$274,878	$(1,268)	$—	$—	$274,878	$(1,268)
Residential mortgage-backed securities	48,349	(165)	—	—	48,349	(165)
Private mortgage-backed securities	—	—	1,264	(35)	1,264	(35)

Total	$323,227	$(1,433)	$1,264	$(35)	$324,491	$(1,468)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$11,106	$(198)	$1,241	$(35)	$12,347	$(233)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$185,376	$(1,466)	$—	$—	$185,376	$(1,466)
Residential mortgage-backed securities	92,918	(1,127)	10	—	92,928	(1,127)
Private mortgage-backed securities	—	—	1,337	(53)	1,337	(53)

Total	$278,294	$(2,593)	$1,347	$(53)	$279,641	$(2,646)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$16,641	$(348)	$1,409	$(87)	$18,050	$(435)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2010, the Company had 60 individual investment securities that were in an unrealized loss position. As of December 31, 2009, the Company had 75 individual investment securities that were in an unrealized loss position. Unrealized losses as of March 31, 2010 and December 31, 2009 related primarily to fluctuations in the current interest rates. As of March 31, 2010, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. No impairment losses were recorded during the three months ended March 31, 2010.
Maturities of investment securities at March 31, 2010 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2010	Cost	Fair Value	Cost	Fair Value

Within one year	$237,368	$243,971	$9,163	$8,702
After one year but within five years	910,500	923,429	30,962	31,317
After five years but within ten years	58,707	60,644	42,979	44,123
After ten years	160,328	165,620	46,250	47,035

Total	1,366,903	1,393,664	129,354	131,177
Investments with no stated maturity	—	—	436	436

Total	$1,366,903	$1,393,664	$129,790	$131,613

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(3) Impaired Loans
The following table sets forth information on impaired loans as of the dates indicated:

	March 31,	December 31,
	2010	2009

Impaired loans with no allocated allowance	$67,460	$61,529
Impaired loans with an allocated allowance	55,643	52,446

Recorded investment in impaired loans	$123,103	$113,975

Allowance for loan losses allocated to impaired loans	$19,106	$20,182

(4) Long-Term Debt
As of December 31, 2009, the Company had $33,929 outstanding on variable rate term notes (“Term Notes”) issued pursuant to its credit agreement with four syndicated banks (“Credit Agreement”) and maturing on December 31, 2010. On March 29, 2010, the Company repaid the Term Notes and terminated the Credit Agreement. A loss of $306 on the early extinguishment of the debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income for the three months ended March 31, 2010.
(5) Common Stock
On March 5, 2010, the Company’s shareholders approved proposals to recapitalize the Company’s existing common stock. The recapitalization included a redesignation of existing common stock as Class B common stock with five votes per share, convertible into Class A common stock on a share for share basis; a four-for-one stock split of the Class B common stock; an increase in the authorized number of Class B common shares from 20,000,000 to 100,000,000; and, the creation of a new class of common stock designated as Class A common stock, with one vote per share, with 100,000,000 shares authorized.
On March 29, 2010, the Company concluded its initial public offering of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. The Company received net proceeds of $153,017 from the sale of the shares, after deducting the underwriting discount, commissions and other offering expenses.
As of March 31, 2010, the Company had 12,414,972 shares of Class A common stock outstanding, including 10,000,000 shares issued in the initial public offering, 1,500,000 issued pursuant to the underwriter’s option and 914,972 shares converted from Class B stock.
The Company had 30,361,968 and 31,349,588 shares of Class B common stock outstanding as of March 31, 2010 and December 31, 2009, respectively.
(6) Earnings per Common Share
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Net income	$11,130	$16,688
Less preferred stock dividends	844	844

Net income available to common shareholders, basic and diluted	$10,286	$15,844

Weighted average common shares outstanding	31,585,072	31,517,792
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	269,752	515,516

Weighted average common and common equivalent shares outstanding	31,854,824	32,033,308

Basic earnings per common share	$0.33	$0.50
Diluted earnings per common share	$0.32	$0.49

The Company had 2,265,709 and 1,235,528 stock options outstanding that were antidilutive as of March 31, 2010 and 2009, respectively, that are not included in the above calculations of diluted earnings per share.
(7) Regulatory Capital
The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2010 and December 31, 2009, the Company exceeded all capital adequacy requirements to which it is subject. The Company’s March 31, 2010 capital ratios were positively impacted by the issuance of Class A common stock pursuant to the initial public offering concluded March 29, 2010.
Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary (“FIB”) as of March 31, 2010 and December 31, 2009 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2010:
Total risk-based capital:
Consolidated	$756,893	15.00%	$403,788	8.00%	NA	NA
FIB	597,044	11.88	402,175	8.00	$502,719	10.00%
Tier 1 risk-based capital:
Consolidated	658,267	13.04	201,894	4.00	NA	NA
FIB	518,667	10.32	201,087	4.00	$301,631	6.00%
Leverage capital ratio:
Consolidated	658,267	9.58	274,899	4.00	NA	NA
FIB	518,667	7.57	273,973	4.00	$342,466	5.00%

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total risk-based capital:
Consolidated	$599,458	11.68%	$410,635	8.00%	NA	NA
FIB	597,873	11.69	408,991	8.00	$511,238	10.00%
Tier 1 risk-based capital:
Consolidated	499,816	9.74	205,317	4.00	NA	NA
FIB	518,485	10.14	204,495	4.00	$306,743	6.00%
Leverage capital ratio:
Consolidated	499,816	7.30	274,059	4.00	NA	NA
FIB	518,485	7.59	273,258	4.00	$341,572	5.00%

(8) Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
The Company had commitments under construction contracts of $685 as of March 31, 2010.
(9) Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2010, commitments to extend credit to existing and new borrowers approximated $1,049,535, which includes $280,570 on unused credit card lines and $260,590 with commitment maturities beyond one year.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2010, the Company had outstanding standby letters of credit of $83,523. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.
(10) Supplemental Disclosures to Consolidated Statement of Cash Flows
The Company transferred loans of $7,673 and $12,912 to OREO during the three months ended March 31, 2010 and 2009, respectively.
During the three months ended March 31, 2010, the Company transferred accrued liabilities of $12 to common stock in conjunction with the vesting of liability-classified restricted stock awards.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(11) Other Comprehensive Income
Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows:

For the three months ended March 31,	2010	2009

Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$1,873	$5,616
Reclassification adjustment for gains included in income	(27)	(47)
Change in the net actuarial loss on defined benefit post-retirement benefit plans	25	(1,251)

	1,871	4,318
Deferred tax expense	736	913

Net other comprehensive income	$1,135	$3,405

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	March 31,	December 31,
	2010	2009

Net unrealized gain on investment securities available-for-sale	$17,192	$16,072
Net actuarial loss on defined benefit post-retirement benefit plans	(982)	(997)

Net accumulated other comprehensive income	$16,210	$15,075

(12) Fair Value Measurements
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of March 31, 2010	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$641,115	$—	$641,115	$—
Residential mortgage-backed securities	751,279	—	751,279	—
Private mortgage-backed securities	1,270	—	1,270	—
Mortgage servicing rights	17,238	—	17,238	—
Derivative liability contract	245	—	—	245

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of December 31, 2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$571,446	$—	$571,446	$—
Residential mortgage-backed securities	743,640	—	743,640	—
Private mortgage-backed securities	1,343	—	1,343	—
Mortgage servicing rights	17,746	—	17,746	—
Derivative liability contract	245	—	—	245

The following methods were used to estimate the fair value of each class of financial instrument above:
Investment Securities Available-for-Sale. The Company obtains fair value measurements for investment securities available-for-sale from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things.
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
Derivative Liability Contract. During 2009, the Company entered into a derivative liability contract whereby cash payments received or paid, if any, are based on the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. No gains or losses attributable to changes in the fair value of the derivative liability contract were included in the Company’s consolidated statements of income during the three months ended March 31, 2010 or 2009.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Three Months Ended March 31, 2010	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$36,585	$—	$—	$36,585
OREO	4,407	—	—	4,407

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using inputs based upon observable market data and customized discounting criteria. During the three months ended March 31, 2010, impaired loans with a carrying value of $56,133 were reduced by specific valuation allowance allocations and partial loan charge-offs of $19,548, resulting in a reported fair value of $36,585.
OREO. The fair values of OREO are determined by independent appraisals or are estimated using observable market data and customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. During the three months ended March 31, 2010, OREO with a carrying value of $7,284 was written down to its fair value less estimated costs of sale of $4,407, resulting in loan charge-offs of $2,877. In addition, OREO with a carrying amount of $1,291 was written down to its fair value less estimated costs to sale of $1,120 and subsequently sold.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria.
Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2010, all mortgage loans held for sale were recorded at cost.
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
Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Carrying values of variable rate loans that reprice frequently and with no change in credit risk approximate the fair values of these instruments.
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
A summary of the estimated fair values of financial instruments follows:

	March 31,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$674,620	$674,620	$623,482	$623,482
Investment securities available-for-sale	1,393,664	1,393,664	1,316,429	1,316,429
Investment securities held-to-maturity	129,790	131,613	129,851	130,855
Net loans	4,374,670	4,363,349	4,424,974	4,422,288
Accrued interest receivable	36,480	36,480	37,123	37,123
Mortgage servicing rights, net	16,836	17,238	17,325	17,746

Total financial assets	$6,626,060	$6,616,964	$6,549,184	$6,547,923

Financial liabilities:
Total deposits, excluding time deposits	$3,537,909	$3,537,909	$3,586,248	$3,586,248
Time deposits	2,250,473	2,260,062	2,237,808	2,246,223
Securities sold under repurchase agreements	461,559	461,559	474,141	474,141
Derivative contract	245	245	245	245
Accrued interest payable	18,770	18,770	17,585	17,585
Other borrowed funds	5,845	5,845	5,423	5,423
Long-term debt	39,034	40,954	73,353	74,913
Subordinated debentures held by subsidiary trusts	123,715	129,163	123,715	128,802

Total financial liabilities	$6,437,550	$6,454,507	$6,518,518	$6,533,580

(13) Authoritative Accounting Guidance
FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” amends prior guidance. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance became effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB ASC Topic 810, “Consolidation.” Authoritative accounting guidance (ASU No. 2009-17) under ASC Topic 810, “Consolidation,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company’s financial statements for periods ending after January 1, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, ASU No. 2010-06 clarifies that reporting entities must use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurements and disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for the Company on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. Those disclosures are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this new authoritative guidance under ASC Topic 820 did not and is expected not to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance (ASU No. 2009-16) under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860, which became effective for the Company on January 1, 2010, did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
(14) Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. No events requiring disclosure were identified.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, including the audited financial statements contained therein, filed with the SEC.
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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this release:
•	credit losses;

•	concentrations of real estate loans;

•	economic and market developments, including inflation;

•	commercial loan risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	increases in deposit insurance premiums;

•	inability to grow business;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	changes in or noncompliance with governmental regulations;

•	effects of recent legislative and regulatory efforts to stabilize financial markets;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	failure of technology;

•	disruption of vital infrastructure and other business interruptions;

•	illiquidity in the credit markets;

•	inability to meet liquidity requirements;

•	lack of acquisition candidates;

•	failure to manage growth;

•	competition;

•	inability to manage risks in turbulent and dynamic market conditions;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	failure to effectively implement technology-driven products and services;

•	litigation pertaining to fiduciary responsibilities;

•	capital required to support the Company’s bank subsidiary;

•	soundness of other financial institutions;

•	impact of Basel II capital standards;

•	inability of our bank subsidiary to pay dividends;

•	change in dividend policy;

•	lack of public market for our common stock;

•	volatility of Class A common stock;

•	voting control;

•	decline in market price of Class A common stock;

•	dilution as a result of future equity issuances;

•	use of net proceeds;

•	uninsured nature of any investment in Class A common stock;

•	anti-takeover provisions;

•	intent to qualify as a controlled company; and

•	subordination of common stock to Company debt.
          A more detailed discussion of each of the foregoing risks is included in our most recently filed prospectus dated March 23, 2010, filed March 24, 2010. These factors and the other risk factors described in our periodic and current reports filed with the Securities and Exchange Commission from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Investors and others are encouraged to read the more detailed discussion of our risks contained in our most recently filed prospectus, which discussion is incorporated herein by reference.
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
Executive Overview
          We are a financial and bank holding company headquartered in Billings, Montana. As of March 31, 2010, we had consolidated assets of $7,216 million, deposits of $5,788 million, loans of $4,481 million and total stockholders’ equity of $733 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.
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
          On March 5, 2010, our shareholders approved proposals to recapitalize our existing common stock. The recapitalization included a redesignation of existing common stock as Class B common stock with five votes per share, convertible into Class A common stock on a share for share basis; a four-for-one stock split of the Class B common stock; an increase in the authorized number of Class B common shares from 20,000,000 to 100,000,000; and the creation of a new class of common stock designated as Class A common stock, with one vote per share, with 100,000,000 shares authorized. The Class A common stock and Class B common stock are collectively referred to as “common stock” in this report. All share and per share information included in this report has been adjusted to give effect to the recapitalization of the common stock, including the four-for-one stock split of Class B common stock, as if the recapitalization had occurred on January 1, 2009, the earliest date presented.
          On March 29, 2010, we concluded our initial public offering, or IPO, of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the sale of the shares, after deducting the underwriting discount, commissions and other offering expenses.

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
          Results of Operations
          Principal factors used in managing and evaluating our results of operations include net interest income, non-interest income, non-interest expense and net income.
          Net interest income. Net interest income, the largest source of our operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the interest rate spread. We seek to increase our net interest income over time, and we evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin and the provisions for loan losses required to maintain our allowance for loan losses at an adequate level.
          Non-interest income. Our principal sources of non-interest income include (1) income from the origination and sale of loans, (2) other service charges, commissions and fees, (3) service charges on deposit accounts, (4) wealth management revenues and (5) other income. Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Wealth management revenues principally comprises fees earned for management of trust assets and investment services revenues. Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. We seek to increase our non-interest income over time, and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of prevailing market conditions.
          Non-interest expense. Non-interest expenses include (1) salaries, wages and employee benefits expense, (2) occupancy expense, (3) furniture and equipment expense, (4) FDIC insurance premiums, (5) outsourced technology services expense, (6) impairment of mortgage servicing rights, (7) other real estate owned, or OREO, expense, (8) core deposit intangibles and (9) other expenses, which primarily includes professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. OREO expense is recorded net of OREO income. Variations in net OREO expense between periods is primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties, fluctuations in the number of OREO properties held and the carrying costs and/or operating expenses associated with those properties. We seek to manage our non-interest expenses in consideration of the growth of our business and our community banking model that emphasizes customer service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.
          Net Income. We seek to increase our net income and provide favorable stockholder returns over time, and we evaluate our net income relative to the performance of other banks and bank holding companies on factors that include return on average assets, return on average equity and consistency and rates of growth in our earnings.

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
Trends and Developments
          Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies have not been impacted as severely by the national economic and real estate downturn, sub-prime mortgage crisis and ongoing financial market turbulence as many areas of the United States. Although the continuing impact of the national recession and related real estate and financial market conditions is uncertain, these factors affect our business and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.
          Capital Resources
          On March 5, 2010, our shareholders approved proposals to recapitalize our existing common stock. The recapitalization included a redesignation of existing common stock as Class B common stock with five votes per share, convertible into Class A common stock on a share for share basis; a four-for-one stock split of the Class B common stock; an increase in the authorized number of Class B common shares from 20,000,000 to 100,000,000; and the creation of a new class of common stock designated as Class A common stock, with one vote per share, with 100,000,000 shares authorized.
          On March 29, 2010, we concluded our IPO of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from offering, after deducting the underwriting discount, commissions and other offering expenses.

          Asset Quality
          Difficult economic conditions continue to have a negative impact on businesses and consumers in our market areas. General declines in the real estate and housing markets resulted in continued deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $177 million, or 3.91% of total loans and OREO, as of March 31, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Loan charge-offs, net of recoveries, totaled $9 million during the three months ended March 31, 2010, as compared to $5 million during the same period in 2009, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $11.9 million during the three months ended March, 31, 2010, compared to $9.6 million during the same period in 2009. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio. In the first three months of 2010, we have continued to experience elevated levels of non-performing assets and provisions for loan losses which will continue to affect our earnings. Given the current economic conditions and trends, management believes we will continue to experience higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
Critical Accounting Estimates and Significant Accounting Policies
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements, liquidity or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”

          Goodwill
          The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of our market value. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading of our Class A common stock. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes our accounting policy with regard to goodwill.
          Valuation of Mortgage Servicing Rights
          We recognize as assets the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. We utilize the expertise of a third-party consultant to estimate the fair value of our mortgage servicing rights quarterly. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates based on current industry expectations, costs to service, predominant risk characteristics of the underlying loans as well as interest rate assumptions that contemplate the risk involved. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Management believes the valuation techniques and assumptions used by the consultant are reasonable.
          Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Notes 1 and 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 describe the methodology we use to determine fair value of mortgage servicing rights.
          OREO
          Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary, at or within 90 days of foreclosure. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Carrying costs, operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes our accounting policy with regard to OREO.
Results of Operations
          The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.
          Net Interest Income. Net interest income, on a fully taxable equivalent, or FTE, basis, increased $2.5 million, or 4.1%, to $62.8 million for the three months ended March 31, 2010, as compared to $60.3 million for the same period in 2009. Our net FTE interest margin decreased 12 basis points to 4.00% for the three months ended March 31, 2010, from 4.12% during the same period in the prior year. Compression in our net FTE interest margin ratio during first quarter 2010, as compared first quarter 2009, is largely due to a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding assets, primarily investment securities. In addition, interest free and low-cost funding sources, such as demand deposits, repurchase agreements and other short-term borrowings comprised a smaller percentage of our funding base, which further compressed the net FTE interest margin.

          The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,502,713	$67,360	6.07%	$4,762,021	$70,569	6.01%
Investment securities (2)	1,492,276	13,042	3.54	1,033,457	12,489	4.90
Interest bearing deposits in banks	354,096	224	0.26	1,395	4	1.16
Federal funds sold	16,851	13	0.31	143,779	85	0.24

Total interest earning assets	6,365,936	80,639	5.14%	5,940,652	83,147	5.68%
Non earning assets	687,663			663,661

Total assets	$7,053,599			$6,604,313

Interest bearing liabilities:
Demand deposits	$1,112,950	$839	0.31%	$1,064,938	$1,270	0.48%
Savings deposits	1,421,981	2,316	0.66	1,242,301	2,642	0.86
Time deposits	2,258,579	12,123	2.18	2,010,757	15,592	3.14
Repurchase agreements	454,687	194	0.17	440,791	243	0.22
Borrowings (3)	6,469	1	0.06	93,247	568	2.47
Long-term debt	71,285	919	5.23	82,154	841	4.15
Subordinated debentures held by subsidiary trusts	123,715	1,438	4.71	123,715	1,664	5.45

Total interest bearing liabilities	5,449,666	17,830	1.33%	5,057,903	22,820	1.83%

Non-interest bearing deposits	959,369			935,944
Other non-interest bearing liabilities	63,528			69,524
Stockholders’ equity	581,036			540,942

Total liabilities and stockholders’ equity	$7,053,599			$6,604,313

Net FTE interest income		$62,809			$60,327
Less FTE adjustments (2)		(1,140)			(1,264)

Net interest income from consolidated statements of income		$61,669			$59,063

Interest rate spread			3.81%			3.85%

Net FTE interest margin (4)			4.00%			4.12%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2010 Compared with 2009
	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$(3,843)	$634	$(3,209)
Investment securities (1)	5,545	(4,992)	553
Interest bearing deposits in banks	1,011	(791)	220
Federal funds sold	(75)	3	(72)

Total change	2,638	(5,146)	(2,508)

Interest bearing liabilites:
Demand deposits	57	(488)	(431)
Savings deposits	382	(708)	(326)
Time deposits	1,922	(5,391)	(3,469)
Repurchase agreements	8	(57)	(49)
Borrowings (2)	(529)	(38)	(567)
Long-term debt	(111)	189	78
Subordinated debentures	—	(226)	(226)

Total change	1,729	(6,719)	(4,990)

Increase in FTE net interest income	$909	$1,573	$2,482

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.
          Provision for Loan Losses. The provision for loan losses increased $2.3 million, or 24.0% to $11.9 million for the three months ended March 31, 2010, compared to $9.6 million for the same period in 2009, and decreased $1.6 million, or 11.9%, from $13.5 million for fourth quarter 2009. Fluctuations in provisions for loan losses reflect management’s estimate of the estimated effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions continues to negatively impact the performance of many of our real estate development loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.
          Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; income from the origination and sale of loans; and, revenues from wealth management. Non-interest income decreased $6.7 million, or 25.6%, to $19.5 million for the three months ended March 31, 2010, as compared to $26.2 million for the same period in 2009. Significant components of the decrease are discussed below.
          Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased $6.9 million, or 67.8%, to $3.3 million for the three months ended March 31, 2010, as compared to $10.2 million for the same period in 2009. With long-term interest rates remaining relatively low since late 2008, the spike in refinancing activity that occurred in first quarter 2009 has declined substantially. Refinancing activity accounted for 85% of our residential real estate loan originations during first quarter 2009, as compared to 47% during first quarter 2010. Lower income due to declines in refinancing activity was partially offset by income from the origination of loans for new home purchases, which increased 12% during first quarter 2010, as compared to first quarter 2009. If long-term interest rates remain at their existing levels or increase, income from the origination and sale of loans is expected to remain below levels reported in 2009.
          Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $491 thousand, or 19.5%, to $3.0 million for the three months ended March 31, 2010, as compared to $2.5 million for the same period in 2009. This increase was principally due to higher trust management fees resulting from the introduction of new fee schedules in April 2009, increases in the market values of assets under trust management and increases in number of customers using trust services.
          Non-interest Expense. Non-interest expense increased $2.3 million, or 4.6%, to $52.7 million for the three months ended March 31, 2010, as compared to $50.4 million for the same period in 2009. Significant components of the increase are discussed below.
          Salaries, wages and employee benefits expense remained flat at $28.1 million during the three months ended March 31, 2010, as compared to $28.0 million during the same period in the prior year. Decreases in incentive bonus and profit sharing expense accruals due to lower income levels during first quarter 2010 as compared to first quarter 2009, were offset by increases in group health insurance expense and inflationary increases in salaries and wages expense.
          Furniture and equipment expense increased $329 thousand, or 10.9%, to $3.3 million for the three months ended March 31, 2010, as compared to $3.0 million for the same period in 2009. The increase is primarily due to higher depreciation and maintenance expenses resulting from the addition of a new operations building and branch banking office during fourth quarter 2009.
          FDIC insurance premiums increased $620 thousand, or 33.8%, to $2.5 million for the three months ended March 31, 2010, as compared to $1.8 million for the same period in 2009. Increases in FDIC insurance premiums during first quarter 2010, as compared to first quarter 2009, were due to increases in assessment rates that became effective on April 1, 2009. We expect FDIC insurance premiums to remain at high levels for the foreseeable future.
          Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. Long-term interest rates were higher during first quarter 2010, as compared to first quarter 2009, resulting in a corresponding increase in the estimated period over which we expect to receive servicing income and a decrease in the amortization taken during the period. Mortgage servicing rights amortization decreased $1.8 million, or 61.2%, to $1.1 million for the three months ended March 31, 2010, as compared to $2.9 million for the same period in 2009.
          Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. During a period of declining interest rates, the fair value of mortgage servicing rights is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of mortgage servicing rights is expected to increase because prepayments of the underlying loans would be anticipated to decline. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. During first quarter 2010, we reversed $50 thousand of previously recorded impairment, compared to a $2.8 million reversal during first quarter 2009.
          Outsourced technology services expense decreased $422 thousand, or 15.8%, to $2.2 million for the three months ended March 31, 2010, compared to $2.7 million for the same period in 2009, primarily due to an over-accrual of expense during first quarter 2009. On December 31, 2008, we sold our technology services subsidiary and entered into a service contract with the purchaser to receive technology services. First quarter 2009 outsourced technology services expense accruals were estimated based on internal technology costs incurred in 2008. The first quarter 2009 over-accrual was adjusted during third quarter 2009.
          Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; director fees; and, other losses. Other expenses increased $328 thousand, or 3.3%, to $10.4 million for the three months ended March 31, 2010, as compared to $10.1 million for the same period in 2009, primarily due to fluctuations in the timing of cash basis expenses. Other expenses decreased $2.7 million or 20.2%, to $10.4 million for the three months ended March 31, 2010, as compared to $13.1 million for the three months ended December 31, 2009, primarily due to decreases in public relation, travel, donation, miscellaneous loan, travel and other cash basis expenses. In addition, advertising expense decreased $884 thousand during first quarter 2010, as compared to fourth quarter 2009, due to fluctuations in the timing of advertising campaigns.
          Income Tax Expense. Our effective federal income tax rate was 28.4% for the three months ended March 31, 2010 and 29.6% for the three months ended March 31, 2009. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the three months ended March 31, 2010, and 4.2% for the three months ended March 31, 2009. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.

          Financial Condition
          Total assets increased $78 million, or 1.1%, to $7,216 million as of March 31, 2010, from $7,138 million as of December 31, 2009. The increase in total assets is due to IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, which were included in interest bearing deposits in banks as of March 31, 2010.
          Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve.
          Total loans decreased $47 million, or 1.0%, to $4,481 million as of March 31, 2010 from $4,528 million as of December 31, 2009, with all major loan categories showing decreases with the exception of commercial real estate loans. Management attributes low loan demand during first quarter 2010 to the continuing impact of the broad recession on borrowers in our market areas, and to a lesser extent, the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
          Construction loans of $596 million as of March 31, 2010, decreased $41 million, or 6.5%, from $637 million as of December 31, 2009. This decrease occurred primarily in land acquisition and development loans; however, residential and commercial construction loans also decreased. Management attributes these decreases to general declines in demand for housing, particularly in markets dependent upon resort communities and second home sales combined with the replacement of construction loans with permanent financing loans and the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
          The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in thousands)

	March 31,	December 31,
	2010	2009

Real estate loans:
Commercial	$1,590,515	$1,556,273
Construction:
Land acquisition & development	383,737	403,866
Residential	124,552	134,970
Commercial	87,386	98,056

Total construction loans	595,675	636,892

Residential	537,474	539,098
Agriculture	193,001	195,045
Mortgage loans originated for sale	28,367	36,430

Total real estate loans	2,945,032	2,963,738

Consumer:
Indirect consumer loans	418,039	423,104
Other consumer loans	201,236	195,331
Credit card loans	55,839	59,113

Total consumer loans	675,114	677,548

Commercial	729,309	750,647
Agricultural	127,639	134,470
Other loans, including overdrafts	3,925	1,601

Total loans	$4,481,019	$4,528,004

          Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, loans renegotiated in troubled debt restructurings and OREO.
          Non-performing assets increased $14 million, or 8.6%, to $177 million, or 3.91% of total loans and OREO, as of March 31, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Increases in non-performing assets were attributable to general declines in markets dependent upon resort communities and second home sales, and declines in real estate prices. In addition, increasing unemployment has negatively impacted the credit performance of commercial and real estate related loans. This market turmoil has led to increased levels of delinquency, a lack of consumer confidence, increased market volatility and a widespread reduction of general business activities in our market areas. The continuing impact of the current difficult economic conditions and rising unemployment levels in our market areas is expected to further increase non-performing assets in future quarters.
          The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Non-performing loans:
Non-accrual loans	$122,341	$115,030	$120,026	$120,500	$90,852
Accruing loans past due 90 days or more	3,041	4,965	4,069	13,954	11,348
Restructured loans	7,660	4,683	988	1,030	1,453

Total non-performing loans	133,042	124,678	125,083	135,484	103,653
OREO	43,980	38,400	31,875	31,789	18,647

Total non-performing assets	$177,022	$163,078	$156,958	$167,273	$122,300

Non-performing loans to total loans	2.97%	2.75%	2.72%	2.90%	2.19%
Non-performing assets to total loans and OREO	3.91%	3.57%	3.38%	3.56%	2.58%
Non-performing assets to total assets	2.45%	2.28%	2.27%	2.47%	1.82%

          Total non-performing loans increased $8 million, or 6.7%, to $133 million as of March 31, 2010, from $125 million as of December 31, 2009 primarily due to higher levels of non-accrual loans. Non-accrual loans increased $7 million, or 6.4%, to $122 million as of March 31, 2010, from $115 million as of December 31, 2009. Approximately 68% of the increase occurred in the land acquisition and land development loan category and related primarily to the loans of one real estate developer placed on non-accrual during first quarter 2010.

          The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:
Non-Performing Loans by Loan Type
(Dollars in thousands)

	March 31,	Percent	December 31,	Percent
	2010	of Total	2009	of Total

Real estate:
Commerical	$41,401	31.1%	$28,514	22.9%
Construction:
Land acquisition and development	44,442	33.4%	42,195	33.8%
Residential	10,239	7.7%	15,489	12.4%
Commercial	7,417	5.6%	4,460	3.6%

Total construction	62,098	46.7%	62,144	49.8%

Residential	6,582	4.9%	10,308	8.3%
Agricultural	936	0.7%	785	0.6%

Total real estate	111,017	83.4%	101,751	81.6%

Consumer	2,614	2.0%	2,265	1.8%
Commercial	18,229	13.7%	19,774	15.9%
Agricultural	1,182	0.9%	888	0.7%

Total non-performing loans	$133,042	100.0%	$124,678	100.0%

          In addition to the non-performing loans included in the non-performing loans table above, as of March 31, 2010 and December 31, 2009, we had potential problem loans of $250 million and $223 million, respectively. Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. Although these loans have been identified as potential non-performing loans, they may never become delinquent, non-performing or impaired. As of March 31, 2010, approximately 98% of potential problem loans were less than 60 days past due. Additionally, these loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans are considered in the determination of our allowance for loan losses.
          OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $6 million, or 14.5%, to $44 million as of March 31, 2010, from $38 million as of December 31, 2009, primarily due to two real estate development properties transferred from non-accrual loans to OREO during first quarter 2010.
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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Balance at beginning of period	$103,030	101,748	98,395	$92,223	$87,316
Provision charged to operating expense	11,900	13,500	10,500	11,700	9,600
Less loans charged off	(9,398)	(12,793)	(7,641)	(6,350)	(5,194)
Add back recoveries of loans previously charged off	817	575	494	822	501

Net loans charged-off	(8,581)	(12,218)	(7,147)	(5,528)	(4,693)

Balance at end of period	$106,349	103,030	101,748	$98,395	$92,223

Period end loans	$4,481,019	4,528,004	4,606,454	$4,665,550	$4,725,681
Average loans	4,502,713	4,561,237	4,623,749	4,693,750	4,762,021
Annualized net loans charged off to average loans	0.77%	1.06%	0.61%	0.47%	0.40%
Allowance to period end loans	2.37%	2.28%	2.21%	2.11%	1.95%

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
          Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $77 million, or 5.3%, to $1,523 million , or 21.1% of total assets, as of March 31, 2010 from $1,446 million, or 20.3% of total assets, as of December 31, 2009. During third quarter 2009, we began investing our excess liquidity, as represented by higher levels of federal funds sold, into investment securities classified as available-for-sale and maturing within thirty-six months.
          We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2010, we had investment securities with fair values of $3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $70 thousand as of March 31, 2010, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2010 or 2009.
          Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $51 million, or 8.2%, to $675 million as of March 31, 2010, from $623 million as of December 31, 2009. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, were included in interest bearing deposits in banks as of March 31, 2010. Increases in cash and cash equivalents due to IPO proceeds were partially offset by decreases in cash on hand and federal funds sold, as excess liquidity was invested in higher yielding assets, primarily investment securities.
          Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $36 million, or less than 1.0%, to $5,788 million as of March 31, 2010, from $5,824 million as of December 31, 2009. During first quarter 2010, there was a slight shift in the mix of deposits from lower-cost deposits including non-interest bearing and interest bearing demand deposits to higher costing savings and time deposits.

          The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	March 31,	December 31,
	2010	2009

Non-interest bearing demand	$999,827	$1,026,584

Interest bearing:
Demand	1,098,196	1,197,254
Savings	1,439,886	1,362,410
Time, $100 and over	1,005,645	996,839
Time, other	1,244,828	1,240,969

Total interest bearing	4,788,555	4,797,472

Total deposits	$5,788,382	$5,824,056

          Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $13 million, or 2.7%, to $462 million as of March 31, 2010, from $474 million as of December 31, 2009, due to fluctuations in the liquidity needs of our customers.
          Other Borrowed Funds. Other borrowed funds increased $422 thousand, or 7.8% to $6 million as of March 31, 2010, from $5 million as of December 31, 2009 primarily due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
          Long-Term Debt. Long-term debt decreased $34 million, or 46.8%, to $39 million as of March 31, 2010, from $73 million as of December 31, 2009 due to the early repayment of $34 million of variable rate term notes and, to a lesser extent, scheduled repayments of long-term Federal Home Loan Bank borrowings.
Capital Resources and Liquidity Management
          Capital Resources. On March 5, 2010, our shareholders approved proposals to recapitalize our existing common stock. The recapitalization included a redesignation of existing common stock as Class B common stock with five votes per share, convertible into Class A common stock on a share for share basis; a four-for-one stock split of the Class B common stock; an increase in the authorized number of Class B common shares from 20,000,000 to 100,000,000; and the creation of a new class of common stock designated as Class A common stock, with one vote per share, with 100,000,000 shares authorized.
          Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $158 million, or 27.5%, to $733 million as of March 31, 2010, from $574 million as of December 31, 2009, primarily due to the completion of our IPO of Class A common stock, which closed on March 29, 2010 and included the issuance of 11,500,000 Class A common stock shares at a price of $14.50 per share. We received net proceeds of $153 million from the offering, after deducting underwriting discounts, commissions and other offering expenses of $14 million. The remaining increase in stockholders’ equity was attributable to retention of first quarter 2010 earnings.
          On March 25, 2010, we declared a quarterly dividend to common stockholders of $0.1125 per share to be paid on April 9, 2010 to shareholders of record as of April 5, 2010. During first quarter 2010, we paid aggregate cash dividends of $3.5 million, or $0.1125 per share, to common stockholders and $844 thousand to preferred stockholders, as compared to aggregate cash dividends of $5.1 million, or $0.1625 per share, to common stockholders and $844 thousand to preferred stockholders during the same period in 2009.
          Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2010 and December 31, 2009, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of March 31, 2010, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.58%, 13.04% and 15.00%, respectively, as compared to 7.30%, 9.74% and 11.68%, respectively, as of December 31, 2009. The significant increases in our capital ratios reflect the impact of additional capital raised from our IPO in March 2010.
          Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities.
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
          As a holding company, we are a corporation separate and apart from the Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our subsidiary bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.
Asset Liability Management
          The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The Bank board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management.
          We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of March 31, 2010, our income simulation model predicted net interest income would decrease $4.9 million, or 1.9%, assuming a 2% increase in short-term and long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice faster than our interest earning assets. In addition, during 2009 we began to implement interest rate floors on certain variable rate loans. Interest rate floors mitigate benefits obtained in a rising interest rate environment until such time as market interest rates exceed the interest rate floors established. We do not engage in derivatives or hedging activities to manage our interest rate risk.
          We did not simulate a decrease in interest rates due to the extremely low rate environment as of March 31, 2010. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
Recent Accounting Pronouncements
          See “Note 13 — Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
          As of March 31, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, such control.
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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A. Risk Factors
     Risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, were updated and are included in our most recently filed prospectus dated March 23, 2010, as filed with the SEC on March 24, 2010. There have been no material changes in risk factors as described in such prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2010.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2010.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 2010	1,524	$15.00	0	Not Applicable
February 2010	243,732	15.00	0	Not Applicable
March 2010	1,340	15.00	0	Not Applicable

Total	246,596	$15.00	0	Not Applicable

Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable or required.
Item 6. Exhibits

2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Amended and Restated Bylaws dated January 28, 2010 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 2, 2010)

4.1	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.2	First Interstate Stockholders’ Agreement with Scott family members dated January 11, 1999 (incorporated herein by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-8, No. 333-76825, filed on April 22, 1999)

10.1	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 033-84540, filed on September 29, 1994)

10.3†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.5†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A)

10.7†	Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.8†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.9†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.10†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.11†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.12	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date May 3, 2010	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date May 3, 2010	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer