Form 10-Q
period 2010-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2010-07-30
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2010 – Class A common stock	14,802,093
June 30, 2010 – Class B common stock	28,001,256

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$169,461	$213,029
Federal funds sold	5,164	11,474
Interest bearing deposits in banks	327,859	398,979

Total cash and cash equivalents	502,484	623,482

Investment securities:
Available-for-sale	1,500,659	1,316,429
Held-to-maturity (estimated fair values of $136,782 as of June 30, 2010 and $130,855 as of December 31, 2009)	134,800	129,851

Total investment securities	1,635,459	1,446,280

Loans	4,562,288	4,528,004
Less allowance for loan losses	114,328	103,030

Net loans	4,447,960	4,424,974

Premises and equipment, net	193,551	196,307
Goodwill	183,673	183,673
Company-owned life insurance	72,395	71,374
Other real estate owned (“OREO”)	42,338	38,400
Accrued interest receivable	38,429	37,123
Mortgage servicing rights, net of accumulated amortization and impairment reserve	16,232	17,325
Core deposit intangibles, net of accumulated amortization	9,672	10,551
Other assets	83,183	88,164

Total assets	$7,225,376	$7,137,653

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,040,072	$1,026,584
Interest bearing	4,762,250	4,797,472

Total deposits	5,802,322	5,824,056

Securities sold under repurchase agreements	453,749	474,141
Accounts payable and accrued expenses	39,741	44,946
Accrued interest payable	20,442	17,585
Other borrowed funds	7,196	5,423
Long-term debt	38,023	73,353
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,485,188	6,563,219

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of June 30, 2010 and December 31, 2009	50,000	50,000
Common stock	263,317	112,135
Retained earnings	404,985	397,224
Accumulated other comprehensive income, net	21,886	15,075

Total stockholders’ equity	740,188	574,434

Total liabilities and stockholders’ equity	$7,225,376	$7,137,653

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$67,501	$69,655	$134,395	$139,773
Interest and dividends on investment securities:
Taxable	10,931	9,952	22,133	20,221
Exempt from federal taxes	1,173	1,374	2,339	2,781
Interest on deposits in banks	257	88	481	92
Interest on federal funds sold	5	79	18	164

Total interest income	79,867	81,148	159,366	163,031

Interest expense:
Interest on deposits	14,496	18,929	29,774	38,433
Interest on federal funds purchased	—	—	—	10
Interest on securities sold under repurchase agreements	229	175	423	418
Interest on other borrowed funds	1	418	2	976
Interest on long-term debt	509	798	1,428	1,639
Interest on subordinated debentures held by subsidiary trusts	1,456	1,638	2,894	3,302

Total interest expense	16,691	21,958	34,521	44,778

Net interest income	63,176	59,190	124,845	118,253
Provision for loan losses	19,500	11,700	31,400	21,300

Net interest income after provision for loan losses	43,676	47,490	93,445	96,953

Non-interest income:
Other service charges, commissions and fees	7,380	6,616	14,252	13,567
Service charges on deposit accounts	4,759	5,071	9,357	9,849
Income from origination and sale of loans	4,186	10,359	7,486	20,592
Wealth managment revenues	3,199	2,663	6,213	5,186
Investment securities gains, net	15	5	42	52
Other income	1,498	2,553	3,195	4,234

Total non-interest income	21,037	27,267	40,545	53,480

Non-interest expense:
Salaries, wages and employee benefits	27,379	29,543	55,457	57,554
Occupancy, net	3,963	3,795	8,105	7,742
Furniture and equipment	3,356	3,011	6,697	6,023
FDIC insurance premiums	2,667	5,528	5,123	7,364
Outsourced technology services	2,449	3,283	4,698	5,954
Mortgage servicing rights amortization	1,115	2,145	2,248	5,067
Mortgage servicing rights impairment (recovery)	271	(4,418)	221	(7,265)
OREO expense, net of income	2,980	649	3,521	919
Core deposit intangibles amortization	440	536	879	1,071
Other expenses	10,806	10,665	21,222	20,753

Total non-interest expense	55,426	54,737	108,171	105,182

Income before income tax expense	9,287	20,020	25,819	45,251
Income tax expense	2,628	6,684	8,030	15,227

Net income	6,659	13,336	17,789	30,024
Preferred stock dividends	853	853	1,697	1,697

Net income available to common stockholders	$5,806	$12,483	$16,092	$28,327

Basic earnings per common share	$0.14	$0.40	$0.43	$0.90

Diluted earnings per common share	$0.14	$0.39	$0.43	$0.89

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

				Accumulated other
				comprehensive
	Preferred stock	Common stock	Retained earnings	income	Total stockholders’ equity

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	17,789	—	17,789
Other comprehensive income, net of tax	—	—	—	6,811	6,811

Total comprehensive income					24,600

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,120	—	—	153,120
117,140 non-vested common shares issued	—	—	—	—	—
3,548 non-vested common shares forfeited	—	(14)	—	—	(14)
80,262 stock options exercised, net of 67,110 shares tendered in payment of option price and income tax withholding amounts	—	589	—	—	589
Tax benefit of stock-based compensation	—	228	—	—	228
Stock-based compensation expense	—	958	—	—	958
Cash dividends declared:
Common ($0.225 per share)	—	—	(8,331)	—	(8,331)
Preferred (6.75% per share)	—	—	(1,697)	—	(1,697)

Balance at June 30, 2010	$50,000	$263,317	$404,985	$21,886	$740,188

Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062
Comprehensive income:
Net income	—	—	30,024	—	30,024
Other comprehensive income, net of tax	—	—	—	1,593	1,593

Total comprehensive income					31,617

Common stock transactions:
99,445 common shares purchased and retired	—	(7,341)	—	—	(7,341)
711 common shares issued	—	43	—	—	43
15,034 non-vested common shares issued	—	—	—	—	—
21,073 stock options exercised, net of 40,241 shares tendered in payment of option price and income tax withholding amounts	—	(265)	—	—	(265)
Tax benefit of stock-based compensation	—	693	—	—	693
Stock-based compensation expense	—	407	—	—	407
Cash dividends declared:
Common ($0.275 per share)	—	—	(8,651)	—	(8,651)
Preferred (6.75%)	—	—	(1,697)	—	(1,697)

Balance at June 30, 2009	$50,000	$111,150	$382,153	$10,565	$553,868

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$17,789	$30,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,400	21,300
Net loss on disposal of property and equipment	306	58
Depreciation and amortization	9,986	12,264
Net premium amortization on investment securities	2,259	318
Net gains on investment securities transactions	(42)	(52)
Net gains on sales of loans held for sale	(4,553)	(6,161)
Net impairment (recovery) on mortgage servicing rights	221	(7,265)
Write-down of other real estate owned, premises and equipment	3,133	932
Loss on early extinguishment of debt	306	—
Earnings on company-owned life insurance policies	(1,021)	(708)
Stock-based compensation expense	885	407
Tax benefits from stock-based compensation expense	228	693
Excess tax benefits from stock-based compensation	(220)	(678)
Deferred income taxes	(1,223)	1,736
Changes in operating assets and liabilities:
(Increase) decrease in loans held for sale	(8,874)	6,867
(Increase) decrease in interest receivable	(1,306)	422
Decrease (increase) in other assets	3,927	(1,553)
Increase in accrued interest payable	2,857	2,163
Decrease in accounts payable and accrued expenses	(8,439)	(7,177)

Net cash provided by operating activities	47,619	53,590

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,243)	(3,310)
Available-for-sale	(529,379)	(254,051)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	6,871	11,981
Available-for-sale	354,652	265,654
Proceeds from sales of mortgage servicing rights, net of purchases	597	(7)
Extensions of credit to customers, net of repayments	(57,943)	60,924
Recoveries of loans charged-off	1,403	1,323
Proceeds from sales of OREO	7,749	314
Capital expenditures, net of sales	(4,843)	(19,343)

Net cash (used in) provided by investing activities	(233,136)	63,485

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2010	2009
Cash flows from financing activities:
Net (decrease) increase in deposits	$(21,734)	$351,056
Net decrease in federal funds purchased	—	(30,625)
Net decrease in repurchase agreements	(20,392)	(157,059)
Net increase (decrease) in other borrowed funds	1,773	(20,833)
Repayments of long-term debt	(35,330)	(4,504)
Common stock issuance costs	(13,733)	—
Proceeds from issuance of common stock	167,442	43
Excess tax benefits from stock-based compensation	220	678
Purchase and retirement of common stock	(3,699)	(7,606)
Dividends paid on preferred stock	(1,697)	(1,697)
Dividends paid on common stock	(8,331)	(8,651)

Net cash provided by financing activities	64,519	120,802

Net (decrease) increase in cash and cash equivalents	(120,998)	237,877
Cash and cash equivalents at beginning of period	623,482	314,030

Cash and cash equivalents at end of period	$502,484	$551,907

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,630	$22,000
Cash paid during the period for interest expense	$31,664	$42,615

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2010 and December 31, 2009, the results of operations for each of the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2009 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2010 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
(2) Investment Securities
The amortized cost and approximate fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$713,850	$5,746	$(5)	$719,591
Residential mortgage-backed securities	749,338	30,516	(5)	779,849
Private mortgage-backed securities	1,233	9	(23)	1,219

Total	$1,464,421	$36,271	$(33)	$1,500,659

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
State, county and municipal securities	$134,399	$2,195	$(213)	$136,381
Other securities	401	—	—	401

Total	$134,800	$2,195	$(213)	$136,782

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$568,705	$4,207	$(1,466)	$571,446
Residential mortgage-backed securities	721,555	23,212	(1,127)	743,640
Private mortgage-backed securities	1,396	—	(53)	1,343

Total	$1,291,656	$27,419	$(2,646)	$1,316,429

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
State, county and municipal securities	$129,381	$1,439	$(435)	$130,385
Other securities	470	—	—	470

Total	$129,851	$1,439	$(435)	$130,855

Gross gains of $15 and $5 were realized on the disposition of available-for-sale investment securities during the three months ended June 30, 2010 and 2009, respectively. Gross gains of $42 and $52 were realized on the disposition of available-for-sale investment securities during the six months ended June 30, 2010 and 2009, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three and six months ended June 30, 2010 or 2009.
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
Obligations of U.S. government agencies	$30,806	$(5)	$—	$—	$30,806	$(5)
Residential mortgage-backed securities	18,914	(5)	—	—	18,914	(5)
Private mortgage-backed securities	—	—	586	(23)	586	(23)

Total	$49,720	$(10)	$586	$(23)	$50,306	$(33)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
Held-to-Maturity
State, county and municipal securities	$14,068	$(210)	$439	$(3)	$14,507	$(213)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$185,376	$(1,466)	$—	$—	$185,376	$(1,466)
Residential mortgage-backed securities	92,918	(1,127)	10	—	92,928	(1,127)
Private mortgage-backed securities	—	—	1,337	(53)	1,337	(53)

Total	$278,294	$(2,593)	$1,347	$(53)	$279,641	$(2,646)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$16,641	$(348)	$1,409	$(87)	$18,050	$(435)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2010, the Company had 35 individual investment securities that were in an unrealized loss position. As of December 31, 2009, the Company had 75 individual investment securities that were in an unrealized loss position. Unrealized losses as of June 30, 2010 and December 31, 2009 related primarily to fluctuations in the current interest rates. As of June 30, 2010, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. No impairment losses were recorded during the three and six months ended June 30, 2010 and 2009.
Maturities of investment securities at June 30, 2010 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2010	Cost	Fair Value	Cost	Fair Value

Within one year	$341,429	$350,398	$8,713	$8,314
After one year but within five years	877,408	894,691	29,435	29,839
After five years but within ten years	86,438	89,953	45,609	46,823
After ten years	159,146	165,617	50,642	51,405

Total	1,464,421	1,500,659	134,399	136,381
Investments with no stated maturity	—	—	401	401

Total	$1,464,421	$1,500,659	$134,800	$136,782

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(3)	Impaired Loans

The following table sets forth information on impaired loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2010	2009	2009

Impaired loans with no specific allocated allowance	$84,825	$61,529	$81,522
Impaired loans with a specific allocated allowance	57,802	52,446	37,838

Recorded investment in impaired loans	$142,627	$113,975	$119,360

Allowance for loan losses specifically allocated to impaired loans	$27,415	$20,182	$14,555

(4)	Long-Term Debt

As of December 31, 2009, the Company had $33,929 outstanding on variable rate term notes (“Term Notes”) issued pursuant to its credit agreement with four syndicated banks (“Credit Agreement”) and maturing on December 31, 2010. On March 29, 2010, the Company repaid the Term Notes and terminated the Credit Agreement. A loss of $306 on the early extinguishment of the debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income for the six months ended June 30, 2010.
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

As of June 30, 2010, the Company had 14,802,093 shares of Class A common stock outstanding, including 10,000,000 shares issued in the initial public offering, 1,500,000 issued pursuant to the underwriter’s option, 6,503 issued under the Company’s stock compensation plans and 3,295,590 shares converted from Class B common stock.

The Company had 28,001,256 and 31,349,588 shares of Class B common stock outstanding as of June 30, 2010 and December 31, 2009, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$6,659	$13,336	$17,789	$30,024
Less preferred stock dividends	853	853	1,697	1,697

Net income available to common stockholders, basic and diluted	$5,806	$12,483	$16,092	$28,327
Weighted average common shares outstanding	42,620,563	31,389,876	37,133,376	31,393,352
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	283,433	355,124	269,087	440,640

Weighted average common and common equivalent shares outstanding	42,903,996	31,745,000	37,402,463	31,833,992

Basic earnings per common share	$0.14	$0.40	$0.43	$0.90

Diluted earnings per common share	$0.14	$0.39	$0.43	$0.89

The Company had outstanding options to purchase 2,325,441 and 2,380,371 shares of common stock for the three and six months ended June 30, 2010, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had outstanding options to purchase 1,891,552 and 1,304,828 shares of common stock for the three and six months ended June 30, 2009, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.
(7)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2010 and December 31, 2009, the Company exceeded all capital adequacy requirements to which it is subject. The Company’s June 30, 2010 capital ratios were positively impacted by the issuance of Class A common stock pursuant to the initial public offering concluded March 29, 2010.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of June 30, 2010 and December 31, 2009 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Total risk-based capital:
Consolidated	$761,622	14.81%	$411,313	8.00%	NA	NA
FIB	609,371	11.89	409,868	8.00	$512,335	10.00%
Tier 1 risk-based capital:
Consolidated	661,736	12.87	205,657	4.00	NA	NA
FIB	529,708	10.34	204,934	4.00	$307,401	6.00%
Leverage capital ratio:
Consolidated	661,236	9.43	280,767	4.00	NA	NA
FIB	529,708	7.57	280,033	4.00	$350,042	5.00%

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total risk-based capital:
Consolidated	$599,458	11.68%	$410,635	8.00%	NA	NA
FIB	597,873	11.69	408,991	8.00	$511,238	10.00%
Tier 1 risk-based capital:
Consolidated	499,816	9.74	205,317	4.00	NA	NA
FIB	518,485	10.14	204,495	4.00	$306,743	6.00%
Leverage capital ratio:
Consolidated	499,816	7.30	274,059	4.00	NA	NA
FIB	518,485	7.59	273,258	4.00	$341,572	5.00%

(8)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

The Company had commitments under construction contracts of $298 as of June 30, 2010.

The Company had commitments to purchase held-to-maturity municipal investment securities of $750 and available-for-sale obligations of U.S. government agencies of $59,996 as of June 30, 2010.
(9)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2010, commitments to extend credit to existing and new borrowers approximated $1,023,836, which includes $265,235 on unused credit card lines and $272,350 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2010, the Company had outstanding standby letters of credit of $80,654. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.
(10)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $14,202 and $26,731 to OREO during the six months ended June 30, 2010 and 2009, respectively.

The Company transferred equipment pending disposal of $1,513 and $1,487 to other assets during the six months ended June 30, 2010 and 2009, respectively.

The Company transferred accrued liabilities of $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the six months ended June 30, 2010.

The Company transferred internally originated mortgage servicing rights of $1,379 and $7,358 from loans to mortgage servicing assets during the six months ended June 30, 2010 and 2009, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(11)	Other Comprehensive Income

Total other comprehensive income for the six months ended June 30, 2010 and 2009 is reported in the accompanying statements of changes in stockholders’ equity. Total other comprehensive income for the three months ended June 30, 2010 and 2009 was $12,334 and $11,523, respectively.

Information related to net other comprehensive income is as follows:

For the six months ended June 30,	2010	2009

Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$11,223	$3,904
Reclassification adjustment for gains included in income	(42)	(52)
Change in the net actuarial loss on defined benefit post-retirement
benefit plans	49	(1,226)

Total other comprehensive income	11,230	2,626
Deferred tax expense	4,419	1,033

Net other comprehensive income	$6,811	$1,593

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30,	December 31,
	2010	2009

Net unrealized gain on investment securities available-for-sale	$22,853	$16,072
Net actuarial loss on defined benefit post-retirement benefit plans	(967)	(997)

Net accumulated other comprehensive income	$21,886	$15,075

(12)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$719,591	$—	$719,591	$—
Residential mortgage-backed securities	779,849	—	779,849	—
Private mortgage-backed securities	1,219	—	1,219	—
Mortgage servicing rights	16,647	—	16,647	—
Derivative liability contract	127	—	—	127

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

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2010 and 2009:

For the Six Months Ended June 30,	2010	2009

Balance, beginning of period	$245	$—
Additions during the period	—	—
Deletions during the period	(118)	—

Balance, end of period	$127	—

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
Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On May 28, 2010, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. In conjunction with the change in conversion rate, the Company made a cash payment to the purchaser of $118, which reduced the fair value of the derivative liability contract to $127 as of June 30, 2010.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$55,141	$—	$—	$55,141
OREO	13,443	—	—	13,443
Long-lived assets to be disposed of by sale	1,513	—	—	1,513

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$41,343	$—	$—	$41,343
OREO	14,515	—	—	14,515
Long-lived assets to be disposed of by sale	1,169	—	—	1,169

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
Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2010 and December 31, 2009, all mortgage loans held for sale were recorded at cost.
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
Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments.

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
A summary of the estimated fair values of financial instruments follows:

	June 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$502,484	$502,484	$623,482	$623,482
Investment securities available-for-sale	1,500,659	1,500,659	1,316,429	1,316,429
Investment securities held-to-maturity	134,800	136,782	129,851	130,855
Net loans	4,447,960	4,428,974	4,424,974	4,422,288
Accrued interest receivable	38,429	38,429	37,123	37,123
Mortgage servicing rights, net	16,232	16,647	17,325	17,746

Total financial assets	$6,640,564	$6,623,975	$6,549,184	$6,547,923

Financial liabilities:
Total deposits, excluding time deposits	$3,617,980	$3,617,980	$3,586,248	$3,586,248
Time deposits	2,184,342	2,195,157	2,237,808	2,246,223
Securities sold under repurchase agreements	453,749	453,749	474,141	474,141
Derivative liability contract	127	127	245	245
Accrued interest payable	20,442	20,442	17,585	17,585
Other borrowed funds	7,196	7,196	5,423	5,423
Long-term debt	38,023	41,133	73,353	74,913
Subordinated debentures held by subsidiary trusts	123,715	130,069	123,715	128,802

Total financial liabilities	$6,445,574	$6,465,853	$6,518,518	$6,533,580

(13) Authoritative Accounting Guidance
FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance under Accounting Standard Codification (“ASC”) Topic 310, “Receivables,” clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance becomes effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period on or after July 15, 2010 with early application permitted. The adoption of this new authoritative guidance under ASC Topic 310 is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Additional new authoritative accounting guidance (Accounting Standards Update (“ASU”) No. 2010-20) under ASC Topic 310, “Receivables,” requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company will include these disclosures in the notes to the financial statements beginning December 31, 2010.
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
FASB ASC Topic 810, “Consolidation.” Authoritative accounting guidance under ASC Topic 810, “Consolidation,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company’s financial statements for periods ending after January 1, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
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
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:
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
          A more detailed discussion of each of the foregoing risks is included in our most recently filed prospectus dated March 23, 2010, filed March 24, 2010. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Investors and others are encouraged to read the more detailed discussion of our risks contained in our most recently filed prospectus, which discussion is incorporated herein by reference.
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
Executive Overview
          We are a financial and bank holding company headquartered in Billings, Montana. As of June 30, 2010, we had consolidated assets of $7,225 million, deposits of $5,802 million, loans of $4,562 million and total stockholders’ equity of $740 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.
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
          Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Loans exceeding the pre-approved lending limits of our lending officers are subject to additional review and approval by management. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.
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
     Non-interest expense. Non-interest expenses include (1) salaries, wages and employee benefits expense, (2) occupancy expense, (3) furniture and equipment expense, (4) Federal Deposit Insurance Corporation, or FDIC, insurance premiums, (5) outsourced technology services expense, (6) impairment of mortgage servicing rights, (7) other real estate owned, or OREO, expense, (8) core deposit intangibles and (9) other expenses, which primarily includes professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. OREO expense is recorded net of OREO income. Variations in net OREO expense between periods is primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties, fluctuations in the number of OREO properties held and the carrying costs and/or operating expenses associated with those properties. We seek to manage our non-interest expenses in consideration of the growth of our business and our community banking model that emphasizes customer service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.
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
Trends and Developments
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Most of our local economies have not been impacted as severely by the national economic and real estate downturn, sub-prime mortgage crisis and ongoing financial market turbulence as many areas of the United States. The continuing impact of the national recession and related real estate and financial market conditions is uncertain and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.
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
     On March 29, 2010, we concluded our IPO of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the offering, after deducting the underwriting discount, commissions and other offering expenses.

     Asset Quality
     Challenging economic conditions continue to have a negative impact on businesses and consumers in some of our market areas. General declines in the real estate and housing markets resulted in continued deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $200 million, or 4.35% of total loans and OREO, as of June 30, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Loan charge-offs, net of recoveries, totaled $11.5 million and $20.1million during the three and six months ended June 30, 2010, respectively, compared to $5.5 million and $10.2 million during the same respective periods in 2009, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $19.5 million and $31.4 million during the three and six months ended June, 30, 2010, respectively, compared to $11.7 million and $21.3 million during the same respective periods in 2009. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio. During the first six months of 2010, we have continued to experience elevated provisions for loan losses and higher levels of non-performing assets, which will continue to affect our earnings. Given the current economic conditions and trends, management believes we will continue to experience higher levels of non-performing loans in future quarters, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
     Dodd-Frank Wall Street Reform and Consumer Protection Act
     On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into legislation. The Act dramatically rewrites the rules governing financial service providers and products, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous Federal regulatory agencies over the next several years. Key provisions of the Act include, among other things, (i) a new risk-based approach to financial services regulation giving Federal bank regulatory agencies new authority to monitor the systemic safety of the financial system, take proactive steps to reduce or eliminate risks, impose strict controls on large bank holding companies and significant non-bank financial companies and take direct control of troubled financial companies; (ii) new regulation of systemically risky institutions by putting into place several new entities and a statutory liquidation process; (iii) increased bank supervision through establishment of the equivalent of a prompt corrective action program for large bank holding companies, requiring capital requirements for holding companies that are at least as strict as capital requirement for depository institutions and direction to Federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system; (iv) establishment of a new independent Federal regulatory body for consumer protection known as the Bureau of Consumer Financial Protection that will assume responsibility for most consumer protection laws; and, (v) placement of certain restrictions on investment and other activities by depository institutions, holding companies and affiliates including significant increases in the regulation of mortgage lending and servicing by banks and non-banks.
     We are currently evaluating the potential impact of the Act on our business, financial condition and results of operations and expect that some provisions of the Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the rise in cost of funding using non-deposit liabilities which will now be subject to Federal Deposit Insurance Corporation, or FDIC, assessments and the potential loss of interchange fee income from debit and credit card transactions.
     Temporary Liquidity Guarantee Program
     In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program. The TAG program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyers Trust accounts. Participants in the TAG program had a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. We opted out of the TAG extension effective July 1, 2010.
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
          Net Interest Income. Deposit growth combined with corresponding increases in interest earning assets and stable market interest rates resulted in increases in net interest income, on a fully taxable equivalent, or FTE basis. Our FTE net interest income increased $3.9 million, or 6.4%, to $64.3 million for the three months ended June 30, 2010, as compared to $60.4 million for the same period in 2009 and increased $6.4 million, or 5.3%, to $127.1 million for the six months ended June 30, 2010, as compared to $120.8 million for the same period in 2009.
          Despite increases in our FTE net interest income, our FTE net interest margin decreased 8 basis points to 3.96% for the three months ended June 30, 2010, from 4.04% during the same period in the prior year and decreased 10 basis points to 3.98% for the six months ended June 30, 2010, from 4.08% during the same period in the prior year. Compression in our FTE net interest margin ratio during the first half and second quarter of 2010, as compared to the first half and second quarter of 2009, is largely due to a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding investments.

          The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,520,119	$67,964	6.03%	$4,693,750	$70,116	5.99%
Investment securities (2)	1,586,080	12,780	3.23	1,030,885	12,119	4.72
Interest bearing deposits in banks	407,656	257	0.25	126,041	88	0.28
Federal funds sold	4,408	5	0.45	145,360	79	0.22

Total interest earning assets	6,518,263	81,006	4.98%	5,996,036	82,402	5.51%
Non earning assets	679,514			689,942

Total assets	$7,197,777			$6,685,978

Interest bearing liabilities:
Demand deposits	$1,116,216	$870	0.31%	$1,087,671	$1,072	0.40%
Savings deposits	1,465,527	2,327	0.64	1,283,953	2,495	0.78
Time deposits	2,209,155	11,299	2.05	2,109,479	15,362	2.92
Repurchase agreements	465,573	229	0.20	389,034	175	0.18
Borrowings (3)	5,562	1	0.07	55,893	418	3.00
Long-term debt	38,170	509	5.35	81,575	798	3.92
Subordinated debentures held by subsidiary trusts	123,715	1,456	4.72	123,715	1,638	5.31

Total interest bearing liabilities	5,423,918	16,691	1.23%	5,131,320	21,958	1.72%

Non-interest bearing deposits	982,053			938,467
Other non-interest bearing liabilities	60,457			66,042
Stockholders’ equity	731,349			550,149

Total liabilities and stockholders’ equity	$7,197,777			$6,685,978

Net FTE interest income		$64,315			$60,444
Less FTE adjustments (2)		(1,139)			(1,254)

Net interest income from consolidated statements of income		$63,176			$59,190

Interest rate spread			3.75%			3.79%

Net FTE interest margin (4)			3.96%			4.04%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,511,518	$135,324	6.05%	$4,727,885	$140,685	6.00%
Investment securities (2)	1,539,216	25,822	3.38	1,032,171	24,608	4.81
Interest bearing deposits in banks	381,312	481	0.25	63,718	92	0.29
Federal funds sold	10,796	18	0.34	144,569	164	0.23

Total interest earning assets	6,442,842	161,645	5.06%	5,968,343	165,549	5.59%
Non earning assets	683,664			676,803

Total assets	$7,126,506			$6,645,146

Interest bearing liabilities:
Demand deposits	$1,114,857	$1,709	0.31%	$1,076,304	$2,341	0.44%
Savings deposits	1,443,953	4,643	0.65	1,263,128	5,138	0.82
Time deposits	2,233,631	23,422	2.11	2,060,118	30,954	3.03
Repurchase agreements	460,125	423	0.19	414,912	418	0.20
Borrowings (3)	6,016	2	0.07	74,570	986	2.67
Long-term debt	54,606	1,428	5.27	81,864	1,639	4.04
Subordinated debentures held by subsidiary trusts	123,715	2,894	4.72	123,715	3,302	5.38

Total interest bearing liabilities	5,436,903	34,521	1.28%	5,094,611	44,778	1.77%

Non-interest bearing deposits	970,966			937,209
Other non-interest bearing liabilities	61,964			67,781
Stockholders’ equity	656,673			545,545

Total liabilities and stockholders’ equity	$7,126,506			$6,645,146

Net FTE interest income		$127,124			$120,771
Less FTE adjustments (2)		(2,279)			(2,518)

Net interest income from consolidated statements of income		$124,845			$118,253

Interest rate spread			3.78%			3.82%

Net FTE interest margin (4)			3.98%			4.08%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Compared with 2009			2010 Compared with 2009
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$(2,565)	$413	$(2,152)	$(3,201)	$(2,160)	$(5,361)
Investment securities (1)	6,455	(5,794)	661	6,011	(4,797)	1,214
Interest bearing deposits in banks	194	(25)	169	228	161	389
Federal funds sold	(76)	2	(74)	(75)	(71)	(146)

Total change	4,008	(5,404)	(1,396)	2,963	(6,867)	(3,904)

Interest bearing liabilites:
Demand deposits	28	(230)	(202)	42	(674)	(632)
Savings deposits	349	(517)	(168)	366	(861)	(495)
Time deposits	718	(4,781)	(4,063)	1,296	(8,828)	(7,532)
Repurchase agreements	34	20	54	23	(18)	5
Borrowings (2)	(372)	(45)	(417)	(451)	(533)	(984)
Long-term debt	(420)	131	(289)	(271)	60	(211)
Subordinated debentures	—	(182)	(182)	—	(408)	(408)

Total change	337	(5,604)	(5,267)	1,005	(11,262)	(10,257)

Increase in FTE net interest income	$3,671	$200	$3,871	$1,958	$4,395	$6,353

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on Federal funds purchased and other borrowed funds. Excludes long-term debt.
          Provision for Loan Losses. The provision for loan losses was $19.5 million for second quarter 2010, as compared to $11.9 million during first quarter 2010 and $11.7 million for second quarter 2009. The provision for loan losses increased $10.1 million, or 47.4%, to $31.4 million for the six months ended June 30, 2010, compared to $21.3 million for the same period in 2009. Fluctuations in provisions for loan losses reflect management’s estimate of the estimated effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions continues to negatively impact the performance of many of our real estate loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.
          Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; income from the origination and sale of loans; and, revenues from wealth management. Non-interest income decreased $6.2 million, or 22.8%, to $21.0 million for the three months ended June 30, 2010, as compared to $27.3 million for the same period in 2009. Non-interest income decreased $12.9 million, or 24.2%, to $40.5 million for the six months ended June 30, 2010, as compared to $53.5 million for the same period in 2009. Significant components of these decreases are discussed below.
          Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $764 thousand, or 11.5%, to $7.4 million during the three months ended June 30, 21010, as compared to $6.6 million during the same period in 2009 and $685 thousand, or 5.0%, to $14.3 million for the six months ended June 30, 2010, as compared to $13.6 million for the same period in 2009. These increases were primarily due to additional fee income from higher volumes of debit card transactions. Interchange fee income from debit and credit card transactions totaled $4.2 million and $8.0 million during the three and six months ended June 30, 2010, respectively, as compared to $4.0 million and $7.4 million during the three and six months ended June 30, 2009, respectively.

          Service charges on deposit accounts decreased $312 thousand, or 6.2%, to $4.8 million during the three months ended June 30, 2010, as compared to $5.1 during the same period in 2009 and $492 thousand, or 5.0%, to $9.4 million during the six months ended June 30, 2010, as compared to $9.8 million during the same period in 2009, primarily due to decreases in the number of overdraft fees assessed. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless the consumer consents, or opts in, to the overdraft service for those types of transactions. Management does not expect this rule will have a significant impact because we generally do not assess overdraft fees on automated teller machine and one-time debit card transactions. However, we cannot provide any assurances as to the ultimate impact of this rule on the amount of overdraft fees recorded in future periods.
          Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Income from the origination and sale of loans decreased $6.2 million, or 59.6%, to $4.2 million for the three months ended June 30, 2010, as compared to $10.4 million for the same period in 2009 and decreased $13.1 million, or 63.6%, to $7.5 million for the six months ended June 30, 2010, as compared to $20.6 million for the same period in 2009. With long-term interest rates remaining relatively low since late 2008, refinancing activity has declined substantially. Refinancing activity accounted for approximately 41% of our residential real estate loan originations during the first six months of 2010, as compared to approximately 82% during the same period in 2009. Lower income due to declines in refinancing activity was partially offset by income from the origination of loans for new home purchases, which increased approximately 21% during the first six months of 2010, as compared to the same period in 2009. Income from the origination and sale of loans is expected to continue to remain below levels reported in 2009.
          Income from the origination and sale of loans increased $886 thousand, or 26.8%, to $4.2 million during second quarter 2010, as compared to $3.3 million during the first quarter of 2010, primarily due to seasonal fluctuations in new home purchases combined with an increase in closings on new home loans due to the expected June 30, 2010 expiration of tax incentives for first time homebuyers.
          Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $536 thousand, or 20.1%, to $3.2 million for the three months ended June 30, 2010, as compared to $2.7 million for the same period in 2009. Wealth management revenues increased $1.0 million, or 19.8%, to $6.2 million for the six months ended June 30, 2010, as compared to $5.2 million for the same period in 2009. Quarter and year-to-date increases were principally due to higher trust management fees resulting from the introduction of revised fee schedules in April 2009, the addition of new trust customers and increases in the market values of new and existing assets under trust management.
          Other income decreased $1.1 million, or 41.3%, to $1.5 million for the three months ended June 30, 2010, compared to $2.6 million for the same period in 2009, and decreased $1.0 million, or 24.5%, to $3.2 million for the six months ended June 30, 2010, compared to $4.2 million for the same period in 2009. Quarter and year-to-date decreases are primarily due to lower earnings on securities held in trust under deferred compensation plans.
          Non-interest Expense. Non-interest expense increased $689 thousand, or 1.3%, to $55.4 million for the three months ended June 30, 2010, as compared to $54.7 million for the same period in 2009. Non-interest expense increased $3.0 million, or 2.8%, to $108.2 million for the six months ended June 30, 2010, as compared to $105.2 million for the same period in 2009. Significant components of the increase are discussed below.
          Furniture and equipment expense increased $345 thousand, or 11.5%, to $3.4 million for the three months ended June 30, 2010, as compared to $3.0 million for the same period in 2009. Furniture and equipment expense increased $674 thousand, or 11.2%, to $6.7 million for the six months ended June 30, 2010, as compared to $6.0 million for the same period in 2009. The increases are primarily due to higher depreciation and maintenance expenses resulting from the addition of a new operations building and branch banking office during fourth quarter 2009.
          FDIC insurance premiums decreased $2.9 million, or 51.8%, to $2.7 million for the three months ended June 30, 2010, compared to $5.5 million for the same period in 2009. FDIC insurance premiums decreased $2.2 million, or 30.4%, to $5.1 million for the six months ended June 30, 2010, compared to $7.4 million for the same period in 2009. Current year decreases, as compared to the prior year, were due to a special FDIC insurance assessment levied during second quarter 2009. The special assessment, which was applicable to all insured depository institutions, resulted in additional FDIC insurance expense of $3.1 million during second quarter 2009. Current year decreases were partially offset by increases in fee assessment rates. We expect FDIC insurance premiums to remain at high levels for the foreseeable future.

          Outsourced technology services expense decreased $834 thousand, or 25.4%, to $2.4 million for the three months ended June 30, 2010, compared to $3.3 million for the same period in 2009. Outsourced technology services expense decreased $1.3 million, or 21.1%, to $4.7 million for the six months ended June 30, 2010, compared to $6.0 million for the same period in 2009. On December 31, 2008, we sold our technology services subsidiary and entered into a service contract with the purchaser to receive technology services. First and second quarter 2009 outsourced technology services expense accruals were estimated resulting in an over-accrual of expense during these periods. The over-accrual was adjusted during third quarter 2009.
          Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates and refinancing activity. We determine our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. During the first half of 2010, as compared to the first half of 2009, the estimated period over which we expect to receive servicing income increased resulting in a decrease in amortization taken during the period. Mortgage servicing rights amortization decreased $1.0 million, or 48.0%, to $1.1 million for the three months ended June 30, 2010, as compared to $2.1 million for the same period in 2009. Mortgage servicing rights amortization decreased $2.8 million, or 55.6%, to $2.2 million for the six months ended June 30, 2010, as compared to $5.1 million for the same period in 2009.
          Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During second quarter 2010, we recorded impairment of $271 thousand, as compared to a reversal of previously recorded impairment of $4.4 million during second quarter 2009. During the six months ended June 30, 2010, we recorded impairment of $221 thousand, as compared to a reversal of previously recorded impairment of $7.3 million during the same period in 2009.
          Income Tax Expense. Our effective federal income tax rate was 26.8% for the six months ended June 30, 2010 and 29.4% for the six months ended June 30, 2009. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the six months ended June 30, 2010, and 4.2% for the six months ended June 30, 2009. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
          Financial Condition
          Total assets increased $88 million, or 1.2%, to $7,225 million as of June 30, 2010, from $7,138 million as of December 31, 2009.
          Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. Total loans increased $34 million, or 0.8%, to $4,562 million as of June 30, 2010 from $4,528 million as of December 31, 2009, with the most significant growth occurring in commercial and commercial real estate loans.
          Commercial real estate loans of $1,595 million, increased $39 million, or 2.5%, as of June 30, 2010, from $1,556 million as of December 31, 2009. Management attributes this increase to advances to both new and existing borrowers, and, to a lesser extent, permanent financing of construction loans.
          Construction loans of $581 million as of June 30, 2010, decreased $56 million, or 8.9%, from $637 million as of December 31, 2009. This decrease occurred primarily in land acquisition and development loans, and, to a lesser extent, residential and commercial construction loans. Management attributes these decreases to general declines in demand for housing, particularly in three of our markets dependent upon resort and second home communities, the replacement of construction loans with permanent financing loans and the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
          Commercial loans of $778 million, increased $27 million, or 3.6%, from $751 million as of December 31, 2009, due to advances to both new and existing commercial borrowers in our market areas.

          The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding

(Dollars in thousands)

	June 30,	December 31,
	2010	2009

Real estate loans:
Commercial	$1,594,780	$1,556,273
Construction:
Land acquisition & development	371,191	403,866
Residential	122,452	134,970
Commercial	86,883	98,056

Total construction loans	580,526	636,892

Residential	540,255	539,098
Agriculture	193,764	195,045
Mortgage loans originated for sale	48,478	36,430

Total real estate loans	2,957,803	2,963,738

Consumer:
Indirect consumer loans	428,738	423,104
Other consumer loans	193,462	195,331
Credit card loans	58,574	59,113

Total consumer loans	680,774	677,548

Commercial	777,918	750,647
Agricultural	142,279	134,470
Other loans, including overdrafts	3,514	1,601

Total loans	$4,562,288	$4,528,004

          Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, loans renegotiated in troubled debt restructurings and OREO.
          Non-performing assets increased $37 million, or 22.9%, to $200 million, or 4.35% of total loans and OREO, as of June 30, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Difficult economic conditions continued to have a negative impact on businesses and consumers in our market areas during the first half of 2010, especially in three market areas with economies dependent upon resort and second home communities. These market areas include the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson Hole, Wyoming market area. Residential and second home subdivisions in these market areas were overbuilt and these markets are now experiencing severely depressed real estate values and limited sales activity. The Jackson, Gallatin Valley and Flathead market areas accounted for approximately 56% of our non-performing assets as of June 30, 2010 versus 21% of our total loans as of the same date. The continuing significant impact of current economic conditions, particularly in the Jackson, Gallatin Valley and Flathead market areas, is expected to further increase non-performing assets in future quarters.

          The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Non-performing loans:
Non-accrual loans	$139,975	$122,341	$115,030	$120,026	$120,500
Accruing loans past due 90 days or more	7,550	3,041	4,965	4,069	13,954
Restructured loans	10,588	7,660	4,683	988	1,030

Total non-performing loans	158,113	133,042	124,678	125,083	135,484
OREO	42,338	43,980	38,400	31,875	31,789

Total non-performing assets	$200,451	$177,022	$163,078	$156,958	$167,273

Non-performing loans to total loans	3.47%	2.97%	2.75%	2.72%	2.90%
Non-performing assets to total loans and OREO	4.35%	3.91%	3.57%	3.38%	3.56%
Non-performing assets to total assets	2.77%	2.45%	2.28%	2.27%	2.47%

          Total non-performing loans increased $33 million, or 26.8%, to $158 million as of June 30, 2010, from $125 million as of December 31, 2009, primarily due to increases in non-accrual loans. Non-accrual loans of $140 million increased $25 million, or 21.7%, from $115 million as of December 31, 2009. Approximately 83% and 85% of loans with balances exceeding $1 million that were placed on non-accrual during the second quarter and first six months of 2010, respectively, were located in the Jackson, Gallatin Valley and Flathead market areas and were comprised primarily of commercial real estate, commercial construction and land acquisition and development loans. Non-performing loans in these three market areas increased to approximately 53% of total non-performing loans as of June 30, 2010, as compared to approximately 35% as of December 31, 2009.
          The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:
Non-Performing Loans by Loan Type

(Dollars in thousands)

	June 30,	Percent	December 31,	Percent
	2010	of Total	2009	of Total

Real estate:
Commerical	$54,038	34.2%	$28,514	22.9%
Construction:
Land acquisition and development	44,041	27.8%	42,195	33.8%
Residential	15,330	9.7%	15,489	12.4%
Commercial	11,215	7.1%	4,460	3.6%

Total construction	70,586	44.6%	62,144	49.8%

Residential	8,518	5.4%	10,308	8.3%
Agricultural	1,878	1.2%	785	0.6%

Total real estate	135,020	85.4%	101,751	81.6%

Consumer	2,987	1.9%	2,265	1.8%
Commercial	18,710	11.8%	19,774	15.9%
Agricultural	1,396	0.9%	888	0.7%

Total non-performing loans	$158,113	100.0%	$124,678	100.0%

     In addition to the non-performing loans included in the non-performing loans table above, as of June 30, 2010 and December 31, 2009, we had potential problem loans of $286 million and $223 million, respectively. Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. Although these loans have been identified as potential non-performing loans, they may never become delinquent, non-performing or impaired. These loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans are considered in the determination of our allowance for loan losses. As of June 30, 2010, $23 million, or 8%, of our potential problem loans were more than 60 days past due, as compared to $2 million, or 1%, as of December 31, 2009. Approximately 66% of the increase in potential problem loans past due more than 60 days as of June 30, 2010, compared to December 31, 2009, was related to the Jackson, Gallatin Valley and Flathead market areas.
     OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $4 million, or 10.3%, to $42 million as of June 30, 2010, from $38 million as of December 31, 2009. As of June 30, 2010, approximately 65% of our OREO was located in the Jackson, Gallatin Valley and Flathead market areas. During second quarter 2010, we wrote-down $3.1 million of the estimated fair values of one residential real estate property located in our Jackson market and one land development property pending sale in the Flathead market area. In addition, we sold OREO with a book value of $8 million during the six months ended June 30, 2010. Decreases in OREO due to write-downs and sales were more than offset by the addition of new OREO properties totaling $14 million, of which approximately 54% related to three real estate development properties transferred from non-accrual loans during the six months ended June 30, 2010.
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
Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
Balance at beginning of period	$106,349	103,030	101,748	98,395	$92,223
Provision charged to operating expense	19,500	11,900	13,500	10,500	11,700
Less loans charged off	(12,107)	(9,398)	(12,793)	(7,641)	(6,350)
Add back recoveries of loans previously charged off	586	817	575	494	822

Net loans charged-off	(11,521)	(8,581)	(12,218)	(7,147)	(5,528)

Balance at end of period	$114,328	106,349	103,030	101,748	$98,395

Period end loans $	4,562,288	4,481,019	4,528,004	4,606,454	$4,665,550
Average loans	4,520,119	4,502,713	4,561,237	4,623,749	4,693,750
Annualized net loans charged off to average loans	1.02%	0.77%	1.06%	0.61%	0.47%
Allowance to period end loans	2.51%	2.37%	2.28%	2.21%	2.11%

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
          Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $189 million, or 13.1%, to $1,635 million, or 22.6% of total assets, as of June 30, 2010 from $1,446 million, or 20.3% of total assets, as of December 31, 2009. During the third quarter of 2009, we began investing excess liquidity into investment securities classified as available-for-sale. With lower market interest rates and the purchase of relatively short-term securities, the estimated duration of the Company’s investment securities portfolio decreased to 1.7 years as of June 30, 2010, from 2.5 years as of June 30, 2009.
          We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2010, we had investment securities with fair values of $1 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $26 thousand as of June 30, 2010, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the s three and six months ended June 30, 2010 or 2009.
          Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, were included in interest bearing deposits in banks as of June 30, 2010. Cash and cash equivalents decreased $121 million, or 19.4%, to $502 million as of June 30, 2010, from $623 million as of December 31, 2009. Increases in interest bearing deposits in banks due to IPO proceeds were offset by decreases in cash on hand and federal funds sold, as excess liquidity was invested in higher yielding assets, primarily loans and investment securities.
          Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $22 million, or less than 1.0%, to $5,802 million as of June 30, 2010, from $5,824 million as of December 31, 2009. During the first half of 2010, there was a slight shift in the mix of deposits from higher costing time deposits to lower costing savings and non-interest bearing deposits.

     The following table summarizes our deposits as of the dates indicated:
Deposits

(Dollars in thousands)

	June 30,	December 31,
	2010	2009

Non-interest bearing demand	$1,040,072	$1,026,584

Interest bearing:
Demand	1,090,162	1,197,254
Savings	1,487,746	1,362,410
Time, $100 and over	996,478	996,839
Time, other (1)	1,187,864	1,240,969

Total interest bearing	4,762,250	4,797,472

Total deposits	$5,802,322	$5,824,056

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $222 million as of June 30, 2010 and $263 million as of December 31, 2009.
          Other Borrowed Funds. Other borrowed funds increased $2 million, or 32.7% to $7 million as of June 30, 2010, from $5 million as of December 31, 2009 primarily due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
          Long-Term Debt. Long-term debt decreased $35 million, or 48.2%, to $38 million as of June 30, 2010, from $73 million as of December 31, 2009 due to the early repayment of $34 million of variable rate term notes and, to a lesser extent, scheduled repayments of long-term Federal Home Loan Bank borrowings.
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
          Stockholders’ equity is influenced primarily by earnings, dividends, sales of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $166 million, or 28.9%, to $740 million as of June 30, 2010, from $574 million as of December 31, 2009, primarily due to the completion of our IPO of Class A common stock, which closed on March 29, 2010 and included the issuance of 11,500,000 Class A common stock shares at a price of $14.50 per share. We received net proceeds of $153 million from the offering, after deducting underwriting discounts, commissions and other offering expenses of $14 million. The remaining increase in stockholders’ equity was largely attributable to fluctuations in other comprehensive income, primarily unrealized gains and losses on available-for-sale investment securities.
          On May 27, 2010, we declared a quarterly dividend to common stockholders of $0.1125 per share that was paid on July 12, 2010 to shareholders of record as of July 1, 2010. During the first half of 2010, we paid aggregate cash dividends of $8.3 million, or $0.225 per share, to common stockholders and $1.7 million to preferred stockholders, as compared to aggregate cash dividends of $8.7 million, or $0.275 per share, to common stockholders and $1.7 million to preferred stockholders during the same period in 2009.
          Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2010 and December 31, 2009, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of June 30, 2010, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.43%, 12.87% and 14.81%, respectively, as compared to 7.30%, 9.74% and 11.68%, respectively, as of December 31, 2009. The significant increases in our capital ratios reflect the impact of additional capital raised from our IPO in March 2010.

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
     As a holding company, we are a corporation separate and apart from the Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory and regulatory limitations that affect the ability of our subsidiary bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
          We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of June 30, 2010, our income simulation model predicted net interest income would decrease $2.4 million, or less than 1.0%, assuming a 2% increase in short-term and long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice faster than our interest earning assets. In addition, during 2009 we began to implement interest rate floors on certain variable rate loans. Interest rate floors mitigate benefits obtained in a rising interest rate environment until such time as market interest rates exceed the interest rate floors established. We do not engage in derivatives or hedging activities to manage our interest rate risk.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of June 30, 2010. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
Recent Accounting Pronouncements
     See “Note 13 — Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2010, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting for the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the six months ended June 30, 2010.
(b) Not applicable.
(c) There were no purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2010.
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

FIRST INTERSTATE BANCSYSTEM, INC.
Date July 29, 2010	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date July 29, 2010	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer