Form 10-Q
period 2010-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2010-11-04
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-34653
First Interstate BancSystem, Inc.
(Exact name of registrant as specified in its charter)

Montana	81-0331430

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

401 North 31st Street, Billings,MT	59116-0918

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2010 — Class A common stock	15,308,712
September 30, 2010 — Class B common stock	27,489,328

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$124,933	$213,029
Federal funds sold	774	11,474
Interest bearing deposits in banks	416,648	398,979

Total cash and cash equivalents	542,355	623,482

Investment securities:
Available-for-sale	1,692,426	1,316,429
Held-to-maturity (estimated fair values of $141,543 as of September 30, 2010 and $130,855 as of December 31, 2009)	136,998	129,851

Total investment securities	1,829,424	1,446,280

Loans	4,452,387	4,528,004
Less allowance for loan losses	120,236	103,030

Net loans	4,332,151	4,424,974

Premises and equipment, net	192,021	196,307
Goodwill	183,673	183,673
Company-owned life insurance	72,867	71,374
Other real estate owned (“OREO”)	35,296	38,400
Accrued interest receivable	37,251	37,123
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,505	17,325
Core deposit intangibles, net of accumulated amortization	9,235	10,551
Other assets	80,423	88,164

Total assets	$7,329,201	$7,137,653

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,098,375	$1,026,584
Interest bearing	4,803,806	4,797,472

Total deposits	5,902,181	5,824,056

Securities sold under repurchase agreements	455,861	474,141
Accounts payable and accrued expenses	44,313	44,946
Accrued interest payable	15,241	17,585
Other borrowed funds	5,674	5,423
Long-term debt	37,513	73,353
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,584,498	6,563,219

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of September 30, 2010 and December 31, 2009	50,000	50,000
Common stock	263,719	112,135
Retained earnings	408,036	397,224
Accumulated other comprehensive income, net	22,948	15,075

Total stockholders’ equity	744,703	574,434

Total liabilities and stockholders’ equity	$7,329,201	$7,137,653

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$67,033	$70,335	$201,428	$210,108
Interest and dividends on investment securities:
Taxable	10,540	10,430	32,673	30,651
Exempt from federal taxes	1,137	1,304	3,476	4,085
Interest on deposits in banks	252	200	733	292
Interest on federal funds sold	3	56	21	220

Total interest income	78,965	82,325	238,331	245,356

Interest expense:
Interest on deposits	12,973	18,206	42,747	56,639
Interest on federal funds purchased	—	10	—	20
Interest on securities sold under repurchase agreements	209	179	632	597
Interest on other borrowed funds	1	369	3	1,345
Interest on long-term debt	512	760	1,940	2,399
Interest on subordinated debentures held by subsidiary trusts	1,526	1,502	4,420	4,804

Total interest expense	15,221	21,026	49,742	65,804

Net interest income	63,744	61,299	188,589	179,552
Provision for loan losses	18,000	10,500	49,400	31,800

Net interest income after provision for loan losses	45,744	50,799	139,189	147,752

Non-interest income:
Other service charges, commissions and fees	7,821	8,056	22,073	21,623
Service charges on deposit accounts	4,497	5,436	13,854	15,285
Income from origination and sale of loans	7,355	5,090	14,841	25,682
Wealth management revenues	3,091	2,741	9,304	7,927
Investment securities gains, net	66	74	108	126
Other income	2,025	3,603	5,220	7,837

Total non-interest income	24,855	25,000	65,400	78,480

Non-interest expense:
Salaries, wages and employee benefits	27,994	28,035	83,451	85,589
Occupancy, net	3,939	3,914	12,044	11,656
Furniture and equipment	3,411	2,993	10,108	9,016
FDIC insurance premiums	2,337	2,377	7,460	9,741
Outsourced technology services	2,402	2,334	7,100	8,288
OREO expense, net of income	2,608	5,160	6,129	6,079
Mortgage servicing rights amortization	1,221	1,277	3,469	6,344
Mortgage servicing rights impairment (recovery)	1,991	296	2,212	(6,969)
Core deposit intangibles amortization	437	530	1,316	1,600
Other expenses	11,670	10,460	32,892	31,214

Total non-interest expense	58,010	57,376	166,181	162,558

Income before income tax expense	12,589	18,423	38,408	63,674
Income tax expense	3,860	6,105	11,890	21,332

Net income	8,729	12,318	26,518	42,342
Preferred stock dividends	862	862	2,559	2,559

Net income available to common stockholders	$7,867	$11,456	$23,959	$39,783

Basic earnings per common share	$0.18	$0.37	$0.61	$1.27

Diluted earnings per common share	$0.18	$0.36	$0.61	$1.25

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

				Accumulated
				other	Total
	Preferred	Common	Retained	comprehensive	stockholders’
	stock	stock	earnings	income	equity

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	26,518	—	26,518
Other comprehensive income, net of tax	—	—	—	7,873	7,873

Total comprehensive income					34,391

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,120	—	—	153,120
117,140 non-vested common shares issued	—	—	—	—	—
14,724 non-vested common shares forfeited	—	(80)	—	—	(80)
Non-vested common shares vesting during period	—	59	—	—	59
86,129 stock options exercised, net of 69,363 shares tendered in payment of option price and income tax withholding amounts	—	650	—	—	650
Tax benefit of stock-based compensation	—	234	—	—	234
Stock-based compensation expense	—	1,300	—	—	1,300
Cash dividends declared:
Common ($0.3375 per share)	—	—	(13,147)	—	(13,147)
Preferred (6.75% per share)	—	—	(2,559)	—	(2,559)

Balance at September 30, 2010	$50,000	$263,719	$408,036	$22,948	$744,703

Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062
Comprehensive income:
Net income	—	—	42,342	—	42,342
Other comprehensive income, net of tax	—	—	—	8,304	8,304

Total comprehensive income					50,646

Common stock transactions:
545,428 common shares purchased and retired	—	(9,555)	—	—	(9,555)
254,156 common shares issued	—	3,813	—	—	3,813
64,136 non-vested common shares issued	—	—	—	—	—
114,052 stock options exercised, net of 163,924 shares tendered in payment of option price and income tax withholding amounts	—	77	—	—	77
Tax benefit of stock-based compensation	—	725	—	—	725
Stock-based compensation expense	—	640	—	—	640
Cash dividends declared:
Common ($0.3875 per share)	—	—	(12,165)	—	(12,165)
Preferred (6.75%)	—	—	(2,559)	—	(2,559)

Balance at September 30, 2009	$50,000	$113,313	$390,095	$17,276	$570,684

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,518	$42,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49,400	31,800
Net loss on disposal of property and equipment	408	44
Depreciation and amortization	15,172	17,078
Net premium amortization on investment securities	4,103	638
Net gains on investment securities transactions	(108)	(126)
Net gains on sales of loans held for sale	(9,561)	(15,151)
Net gain on sale of student loan portfolio	(249)	—
Net impairment (recovery) on mortgage servicing rights	2,212	(6,969)
Write-down of other real estate owned, premises and equipment and investments	5,643	5,705
Loss on early extinguishment of debt	306	—
Net increase in cash surrender value of company-owned life insurance policies	(1,493)	(1,233)
Stock-based compensation expense	1,287	741
Tax benefits from stock-based compensation expense	234	746
Excess tax benefits from stock-based compensation	(220)	(704)
Deferred income taxes	(2,981)	4,194
Changes in operating assets and liabilities:
(Increase) decrease in loans held for sale	(10,591)	19,884
Increase in interest receivable	(128)	(48)
Decrease (increase) in other assets	7,266	(3,489)
Decrease in accrued interest payable	(2,344)	(1,386)
Decrease in accounts payable and accrued expenses	(2,941)	(1,723)

Net cash provided by operating activities	81,933	92,343

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(19,339)	(6,550)
Available-for-sale	(972,742)	(591,026)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	11,482	13,959
Available-for-sale	606,461	370,563
Proceeds from sales of mortgage servicing rights	597	—
Purchases of mortgage servicing rights	—	(8)
Proceeds from sale of student loan portfolio	24,829	—
Extensions of credit to customers, net of repayments	16,832	97,896
Recoveries of loans charged-off	2,100	1,817
Proceeds from sales of OREO	15,640	4,677
Capital expenditures, net of sales	(7,761)	(30,294)

Net cash (used in) provided by investing activities	(321,901)	(138,966)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$78,125	$508,871
Net decrease in federal funds purchased	—	(30,625)
Net decrease in repurchase agreements	(18,280)	(134,165)
Net increase (decrease) in other borrowed funds	251	(73,450)
Repayments of long-term debt	(35,840)	(6,657)
Common stock issuance costs	(13,733)	—
Proceeds from issuance of common stock	167,503	4,636
Excess tax benefits from stock-based compensation	220	704
Purchase and retirement of common stock	(3,699)	(9,555)
Dividends paid on preferred stock	(2,559)	(2,559)
Dividends paid on common stock	(13,147)	(12,165)

Net cash provided by financing activities	158,841	245,035

Net (decrease) increase in cash and cash equivalents	(81,127)	198,412
Cash and cash equivalents at beginning of period	623,482	314,030

Cash and cash equivalents at end of period	$542,355	$512,442

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,300	$23,357
Cash paid during the period for interest expense	$52,086	$67,190

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. (the “Parent Company” or “FIBS”) and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2010 and December 31, 2009, the results of operations for each of the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2009 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2010 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
(2)	Investment Securities
The amortized cost and approximate fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$885,542	$5,273	$—	$890,815
Residential mortgage-backed securities	767,612	32,835	(1)	800,446
Private mortgage-backed securities	1,168	13	(16)	1,165

Total	$1,654,322	$38,121	$(17)	$1,692,426

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
State, county and municipal securities	$136,710	$4,634	$(89)	$141,255
Other securities	288	—	—	288

Total	$136,998	$4,634	$(89)	$141,543

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$568,705	$4,207	$(1,466)	$571,446
Residential mortgage-backed securities	721,555	23,212	(1,127)	743,640
Private mortgage-backed securities	1,396	—	(53)	1,343

Total	$1,291,656	$27,419	$(2,646)	$1,316,429

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
State, county and municipal securities	$129,381	$1,439	$(435)	$130,385
Other securities	470	—	—	470

Total	$129,851	$1,439	$(435)	$130,855

Gross gains of $69 and $74 were realized on the disposition of available-for-sale investment securities during the three months ended September 30, 2010 and 2009, respectively. Gross gains of $111 and $126 were realized on the disposition of available-for-sale investment securities during the nine months ended September 30, 2010 and 2009, respectively. Gross losses of $3 and $0 were realized on the disposition of available-for-sale investment securities during the three and nine months ended September 30, 2010 and 2009, respectively.

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
Residential mortgage-backed securities	$4,200	$(1)	$—	$—	$4,200	$(1)
Private mortgage-backed securities	—	—	253	(16)	253	(16)

Total	$4,200	$(1)	$253	$(16)	$4,453	$(17)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
Held-to-Maturity
State, county and municipal securities	$5,974	$(86)	$409	$(3)	$6,383	$(89)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
Obligations of U.S. government agencies	$185,376	$(1,466)	$—	$—	$185,376	$(1,466)
Residential mortgage-backed securities	92,918	(1,127)	10	—	92,928	(1,127)
Private mortgage-backed securities	—	—	1,337	(53)	1,337	(53)

Total	$278,294	$(2,593)	$1,347	$(53)	$279,641	$(2,646)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
Held-to-Maturity
State, county and municipal securities	$16,641	$(348)	$1,409	$(87)	$18,050	$(435)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2010, the Company had 19 individual investment securities that were in an unrealized loss position. As of December 31, 2009, the Company had 75 individual investment securities that were in an unrealized loss position. Unrealized losses as of September 30, 2010 and December 31, 2009 related to fluctuations in the current interest rates. As of September 30, 2010, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. No impairment losses were recorded during the three and nine months ended September 30, 2010 and 2009.

Maturities of investment securities at September 30, 2010 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2010	Cost	Fair Value	Cost	Fair Value
Within one year	$362,900	$372,533	$7,807	$7,480
After one year but within five years	1,081,437	1,100,938	28,809	29,358
After five years but within ten years	82,235	85,748	49,873	52,143
After ten years	127,750	133,207	50,221	52,274

Total	1,654,322	1,692,426	136,710	141,255
Investments with no stated maturity	—	—	288	288

Total	$1,654,322	$1,692,426	$136,998	$141,543

As of September 30, 2010, the Company had investment securities callable within one year with amortized costs and estimated fair values of $349,818 and $350,930, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

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

	September 30,	December 31,	September 30,
	2010	2009	2009
Impaired loans with no specific allocated allowance	$91,548	$61,529	$63,075
Impaired loans with a specific allocated allowance	99,550	52,446	54,722

Recorded investment in impaired loans	$191,098	$113,975	$117,797

Allowance for loan losses specifically allocated to impaired loans	$33,670	$20,182	$18,870

(4)	Long-Term Debt

As of December 31, 2009, the Company had $33,929 outstanding on variable rate term notes (“Term Notes”) issued pursuant to its credit agreement with four syndicated banks (“Credit Agreement”) and maturing on December 31, 2010. On March 29, 2010, the Company repaid the Term Notes and terminated the Credit Agreement. A loss of $306 on the early extinguishment of the debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income for the nine months ended September 30, 2010.

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

As of September 30, 2010, the Company had 15,308,712 shares of Class A common stock outstanding, including 10,000,000 shares issued in the initial public offering, 1,500,000 issued pursuant to the underwriter’s option, 6,503 issued under the Company’s stock compensation plans and 3,802,209 shares converted from Class B common stock.

The Company had 27,489,328 and 31,349,588 shares of Class B common stock outstanding as of September 30, 2010 and December 31, 2009, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$8,729	$12,318	$26,518	$42,342
Less preferred stock dividends	862	862	2,559	2,559

Net income available to common stockholders, basic and diluted	$7,867	$11,456	$23,959	$39,783

Weighted average common shares outstanding	42,634,283	31,222,584	38,986,458	31,333,500
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	150,587	266,608	216,219	369,772

Weighted average common and common equivalent shares outstanding	42,784,870	31,489,192	39,202,677	31,703,272

Basic earnings per common share	$0.18	$0.37	$0.61	$1.27

Diluted earnings per common share	$0.18	$0.36	$0.61	$1.25

The Company had outstanding options to purchase 2,725,188 and 2,315,166 shares of common stock for the three and nine months ended September 30, 2010, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had outstanding options to purchase 2,165,448 and 1,447,316 shares of common stock for the three and nine months ended September 30, 2009, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

(7)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2010 and December 31, 2009, the Company exceeded all capital adequacy requirements to which it is subject. The Company’s September 30, 2010 capital ratios were positively impacted by the issuance of Class A common stock pursuant to the initial public offering concluded March 29, 2010.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of September 30, 2010 and December 31, 2009 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total risk-based capital:
Consolidated	$765,620	15.18%	$403,483	8.00%	NA	NA
FIB	621,192	12.36	401,942	8.00	$502,427	10.00%
Tier 1 risk-based capital:
Consolidated	666,870	13.22	201,742	4.00	NA	NA
FIB	542,680	10.80	200,971	4.00	$301,456	6.00%
Leverage capital ratio:
Consolidated	666,870	9.38	284,248	4.00	NA	NA
FIB	542,680	7.66	283,421	4.00	$354,276	5.00%

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total risk-based capital:
Consolidated	$599,458	11.68%	$410,635	8.00%	NA	NA
FIB	597,873	11.69	408,991	8.00	$511,238	10.00%
Tier 1 risk-based capital:
Consolidated	499,816	9.74	205,317	4.00	NA	NA
FIB	518,485	10.14	204,495	4.00	$306,743	6.00%
Leverage capital ratio:
Consolidated	499,816	7.30	274,059	4.00	NA	NA
FIB	518,485	7.59	273,258	4.00	$341,572	5.00%

(8) Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

The Company had commitments under construction contracts of $433 as of September 30, 2010.

The Company had commitments to purchase held-to-maturity municipal investment securities of $475 as of September 30, 2010.
(9) Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2010, commitments to extend credit to existing and new borrowers approximated $1,041,793, which includes $265,624 on unused credit card lines and $262,032 with commitment maturities beyond one year.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2010, the Company had outstanding standby letters of credit of $79,531. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.
(10) Supplemental Disclosures to Consolidated Statement of Cash Flows
The Company transferred loans of $17,203 and $35,956 to OREO during the nine months ended September 30, 2010 and 2009, respectively.
The Company transferred real property pending disposal of $1,513 to other assets during the nine months ended September 30, 2010. The Company transferred equipment pending disposal of $1,519 to other assets during the nine months ended September 30, 2009.
The Company transferred accrued liabilities of $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the nine months ended September 30, 2010.
The Company transferred internally originated mortgage servicing rights of $2,680 and $8,589 from loans to mortgage servicing assets during the nine months ended September 30, 2010 and 2009, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(11) Other Comprehensive Income
Total other comprehensive income for the nine months ended September 30, 2010 and 2009 is reported in the accompanying statements of changes in stockholders’ equity. Total other comprehensive income for the three months ended September 30, 2010 and 2009 was $10,385 and $19,029, respectively.
Information related to net other comprehensive income is as follows:

For the nine months ended September 30,	2010	2009
Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$13,017	$15,020
Reclassification adjustment for gains included in income	(108)	(126)
Change in the net actuarial loss on defined benefit post-retirement benefit plans	72	(1,202)

Total other comprehensive income	12,981	13,692
Deferred tax expense	5,108	5,388

Net other comprehensive income	$7,873	$8,304

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30,	December 31,
	2010	2009
Net unrealized gain on investment securities available-for-sale	$23,901	$16,072
Net actuarial loss on defined benefit post-retirement benefit plans	(953)	(997)

Net accumulated other comprehensive income	$22,948	$15,075

(12) Fair Value Measurements
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$890,815	$—	$890,815	$—
Residential mortgage-backed securities	800,446	—	800,446	—
Private mortgage-backed securities	1,165	—	1,165	—
Mortgage servicing rights	14,978	—	14,978	—
Derivative liability contract	282	—	—	282

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

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2010 and 2009:

For the Nine Months Ended September 30,	2010	2009
Balance, beginning of period	$245	$—
Additions during the period	155	245
Deletions during the period	(118)	—

Balance, end of period	$282	$245

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
Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On May 28, 2010, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. In conjunction with the change in conversion rate, the Company made a cash payment to the purchaser of $118. On October 8, 2010, Visa disclosed it had provided additional funding to its litigation escrow account which further reduced the conversion rate. This funding, as well as a revision to the Company’s estimate of Visa’s future funding, resulted in an increase in the derivative contract liability of $155 to $282 as of September 30, 2010.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$76,951	$—	$—	$76,951
OREO	24,056	—	—	24,056
Long-lived assets to be disposed of by sale	1,513	—	—	1,513

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$41,343	$—	$—	$41,343
OREO	14,515	—	—	14,515
Long-lived assets to be disposed of by sale	1,169	—	—	1,169

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
OREO.The fair values of OREO are determined by independent appraisals or are estimated using observable market data and customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria.
Mortgage Loans Held for Sale. Mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2010 and December 31, 2009, all mortgage loans held for sale were recorded at cost.
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
A summary of the estimated fair values of financial instruments follows:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$542,355	$542,355	$623,482	$623,482
Investment securities available-for-sale	1,692,426	1,692,426	1,316,429	1,316,429
Investment securities held-to-maturity	136,998	141,543	129,851	130,855
Net loans	4,332,151	4,349,012	4,424,974	4,422,288
Accrued interest receivable	37,251	37,251	37,123	37,123
Mortgage servicing rights, net	14,505	14,978	17,325	17,746

Total financial assets	$6,755,686	$6,777,565	$6,549,184	$6,547,923

Financial liabilities:
Total deposits, excluding time deposits	$3,842,564	$3,842,564	$3,586,248	$3,586,248
Time deposits	2,059,617	2,074,126	2,237,808	2,246,223
Securities sold under repurchase agreements	455,861	455,861	474,141	474,141
Derivative liability contract	282	282	245	245
Accrued interest payable	15,241	15,241	17,585	17,585
Other borrowed funds	5,674	5,674	5,423	5,423
Long-term debt	37,513	41,204	73,353	74,913
Subordinated debentures held by subsidiary trusts	123,715	130,767	123,715	128,802

Total financial liabilities	$6,540,467	$6,565,719	$6,518,518	$6,533,580

(13) Authoritative Accounting Guidance
FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance under Accounting Standard Codification (“ASC”) Topic 310, “Receivables,” clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance became effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring after June 30, 2010. The adoption of this new authoritative guidance under ASC Topic 310 did not impact the Company’s consolidated financial statements, results of operations or liquidity.
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
Executive Overview
          We are a financial and bank holding company headquartered in Billings, Montana. As of September 30, 2010, we had consolidated assets of $7,329 million, deposits of $5,902 million, loans of $4,452 million and total stockholders’ equity of $745 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.
          Our principal business activity is lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; and, merchant and electronic banking services. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.
          Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Loans exceeding the pre-approved lending limits of our lending officers are subject to additional review and approval by management and the board of directors of the Bank. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.
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
          Net interest income. Net interest income, the largest source of our operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the interest rate spread. We seek to increase our net interest income over time, and we evaluate our net interest income on factors that include the volumes of and yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin and the provisions for loan losses required to maintain our allowance for loan losses at an adequate level.
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
          We seek to maintain a diverse and high quality loan portfolio, and we evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb potential losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the estimated loss exposure on non-performing loans.
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
          Asset Quality
          Challenging economic conditions continue to have a negative impact on businesses and consumers in some of our market areas. General declines in the real estate and housing markets resulted in continued deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $237 million, or 5.29% of total loans and OREO, as of September 30, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Loan charge-offs, net of recoveries, totaled $12.1 million and $32.2 million during the three and nine months ended September 30, 2010, respectively, compared to $7.1 million and $17.4 million during the same respective periods in 2009, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $18.0 million and $49.4 million during the three and nine months ended September, 30, 2010, respectively, compared to $10.5 million and $31.8 million during the same respective periods in 2009. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio. During the first nine months of 2010, we have continued to experience elevated provisions for loan losses and higher levels of non-performing assets, which will continue to affect our earnings. Given the current economic conditions and trends, management believes we will continue to experience higher levels of non-performing loans in future quarters, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
              Dodd-Frank Wall Street Reform and Consumer Protection Act
              On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into legislation. The Act dramatically rewrites the rules governing financial service providers and products, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous Federal regulatory agencies over the next several years. In general, the Act:
•	Creates a systemic-risk council of top regulators, the Financial Stability Oversight Council, whose purpose is to identify risks and respond to emerging threats to the financial stability of the U.S. arising from large, interconnected bank holding companies or nonbank financial companies.

•	Centralizes the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Gives the FDIC authority to unwind large failing financial firms. Regulators would recoup any losses incurred from wind-downs by assessing fees on financial firms with more than $50 billion in assets.

•	Directs the FDIC to base deposit insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund’s (DIF) minimum reserve ratio from 1.15% to 1.35% by September 30, 2020. The Act also eliminates automatic dividends when the minimum reserve ratio exceeds 1.35%.

•	Extends the FDIC’s TAG program through December 31, 2012. The extension applies only to non-interest bearing transaction accounts.

•	Authorizes banks to pay interest on business checking accounts.

•	Directs the Federal Reserve to set interchange fees for debit card transactions charged by banks with more than $10 billion in assets.

•	Excludes proceeds of trust preferred securities from Tier 1 capital except for trust preferred securities issued before May 19, 2010 by bank holding companies, like us, with less than $15 billion in assets at December 31, 2010.

•	Requires loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” which includes standard 30 and 15 year fixed-rate loans.

•	Adopts various mortgage lending and predatory lending provisions.

•	Requires federal regulators to jointly prescribe regulations mandating financial institutions with more than $1 billion in assets to disclose their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits; or could lead to material financial loss to the institution.

•	Imposes a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder “say on pay” every one to three years and “say on golden parachutes”; and claw-back of incentive compensation from current or former executive officers following any accounting restatement.
              Many provisions of the Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us, our customers and the financial industry in general. Provisions of the Act that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions of the Act that revoke Tier 1 capital treatments of trust preferred securities and otherwise require revisions to capital requirements may cause us to seek other sources of capital in the future.
              Temporary Liquidity Guarantee Program
              In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program. The TAG program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on

Lawyers Trust accounts. Participants in the TAG program had a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. We opted out of the TAG extension effective July 1, 2010. Management does not expect deposits will be adversely affected by discontinuation of the TAG program.
          Basel III Capital Standards
          On September 12, 2010, the international oversight body of the Basel Committee on Banking Supervision, or Basel Committee, announced they had agreed to new standards that will substantially strengthen existing capital requirements. United States federal banking agencies support the agreement, which calls for national jurisdictions to phase-in the new standards beginning January 1, 2013. If the standards, known as Basel III, are adopted by U.S. federal banking agencies as agreed upon by the oversight body of the Basel Committee, the minimum common equity requirements would increase from 2.0% to 4.5% of risk-weighted assets. In addition, banks would be required to hold a capital conservation buffer of 2.5% to withstand future periods of stress bringing the total common equity requirements to 7.0% of risk-weighted assets. In addition, Basel III would increase Tier 1 capital requirements from 4.0% to 6.0%. The new minimums would be phased in between January 1, 2013 and January 1, 2015, while the capital conservation buffer would be phased in between January 1, 2016 and December 31, 2018. Under Basel III, an additional capital buffer of up to 2.5% would also be imposed under certain circumstances. Basel III would also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. In addition, a new rule requiring banks to hold enough liquid capital to meet needs over a 30-day period would be introduced on January 1, 2015, and a longer-term liquidity rule, called the net stable funding ratio, would be applied starting January 1, 2018.
          Small Business Jobs Act of 2010
          On September 27, 2010, the Small Business Jobs Act of 2010, or the Jobs Act, was signed into legislation. The Jobs Act, among other things, creates a $30 billion fund, the Small Business Lending Fund, to provide capital for banks with assets under $10 billion to increase their small business lending. Management believes our current capital and liquidity is sufficient to fund loan demand in our market areas. As such, we do not anticipate we will participate in the Small Business Lending Fund program.
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
          OREO
          Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. At the time of transfer, the value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Carrying costs, operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes our accounting policy with regard to OREO.
Results of Operations
          The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.
          Net Interest Income. Deposit growth combined with corresponding increases in interest earning assets resulted in increases in net interest income, on a fully taxable equivalent, or FTE basis. Our FTE net interest income increased $2.3 million, or 3.7%, to $64.8 million for the three months ended September 30, 2010, as compared to $62.5 million for the same period in 2009, and increased $8.7 million, or 4.7%, to $192.0 million for the nine months ended September 30, 2010, as compared to $183.3 million for the same period in 2009.
          Despite increases in our FTE net interest income, we experienced lower interest rate spreads and compression of our net FTE interest margin ratio. Our FTE net interest margin ratio decreased 11 basis points to 3.89% for the three months ended September 30, 2010, from 4.00% during the same period in the prior year, and decreased 10 basis points to 3.95% for the nine months ended September 30, 2010, from 4.05% during the same period in the prior year. Higher levels of loans on nonaccrual status and the resulting charge-off of interest on nonaccrual loans accounted for 5 basis points and 2 basis points of the reduction in FTE net interest margin during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In addition, deposit growth coupled with low demand for loans resulted in a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding investment securities, which further compressed our FTE net interest margin ratio. Proceeds of $153 million from the Company’s March 2010 IPO were invested in interest bearing deposits in banks which yielded 25 basis points during the second and third quarters of 2010.

          The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates

	Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)(2)	$4,504,657	$67,473	5.94%	$4,623,749	$70,787	6.07%
Investment securities (2)	1,720,925	12,333	2.84	1,171,740	12,487	4.23
Interest bearing deposits in banks	392,149	252	0.25	311,853	200	0.25
Federal funds sold	2,299	3	0.52	89,688	56	0.25

Total interest earning assets	6,620,030	80,061	4.80%	6,197,030	83,530	5.35%
Non earning assets	658,680			696,814

Total assets	$7,278,710			$6,893,844

Interest bearing liabilities:
Demand deposits	$1,127,006	$842	0.30%	$1,076,513	$971	0.36%
Savings deposits	1,555,510	2,199	0.56	1,359,909	2,508	0.73
Time deposits	2,119,083	9,931	1.86	2,174,301	14,727	2.69
Repurchase agreements	464,655	209	0.18	401,998	179	0.18
Borrowings (3)	5,256	1	0.08	72,863	379	2.06
Long-term debt	37,658	512	5.39	79,383	760	3.80
Subordinated debentures held by subsidiary trusts	123,715	1,526	4.89	123,715	1,502	4.82

Total interest bearing liabilities	5,432,883	15,220	1.11%	5,288,682	21,026	1.58%

Non-interest bearing deposits	1,046,112			982,301
Other non-interest bearing liabilities	59,515			66,877
Stockholders’ equity	740,200			555,984

Total liabilities and stockholders’ equity	$7,278,710			$6,893,844

Net FTE interest income		$64,841			$62,504
Less FTE adjustments (2)		(1,097)			(1,205)

Net interest income from consolidated statements of income		$63,744			$61,299

Interest rate spread			3.69%			3.77%

Net FTE interest margin (4)			3.89%			4.00%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Average Balance Sheets, Yields and Rates

	Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans (1)(2)	$4,509,206	$202,797	6.01%	$4,693,173	$211,472	6.02%
Investment securities (2)	1,600,451	38,155	3.19	1,078,694	37,095	4.60
Interest bearing deposits in banks	384,964	733	0.25	146,430	292	0.27
Federal funds sold	7,933	21	0.35	126,276	220	0.23

Total interest earning assets	6,502,554	241,706	4.97%	6,044,573	249,079	5.51%
Non earning assets	675,244			683,472

Total assets	$7,177,798			$6,728,045

Interest bearing liabilities:
Demand deposits	$1,118,951	$2,551	0.30%	$1,076,374	$3,313	0.41%
Savings deposits	1,481,547	6,842	0.62	1,295,387	7,646	0.79
Time deposits	2,195,029	33,353	2.03	2,098,180	45,680	2.91
Repurchase agreements	461,652	632	0.18	410,608	597	0.19
Borrowings (3)	5,760	3	0.07	74,001	1,365	2.47
Long-term debt	48,895	1,940	5.30	81,037	2,399	3.96
Subordinated debentures held by subsidiary trusts	123,715	4,420	4.78	123,715	4,804	5.19

Total interest bearing liabilities	5,435,549	49,741	1.22%	5,159,302	65,804	1.71%

Non-interest bearing deposits	996,290			952,238
Other non-interest bearing liabilities	61,138			67,480
Stockholders’ equity	684,821			549,025

Total liabilities and stockholders’ equity	$7,177,798			$6,728,045

Net FTE interest income		$191,965			$183,275
Less FTE adjustments (2)		(3,376)			(3,723)

Net interest income from consolidated statements of income		$188,589			$179,552

Interest rate spread			3.75%			3.80%

Net FTE interest margin (4)			3.95%			4.05%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

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
Analysis of Interest Changes Due To Volume and Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Compared with 2009			2010 Compared with 2009
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1,823)	$(1,491)	$(3,314)	$(8,289)	$(386)	$(8,675)
Investment securities (1)	5,853	(6,007)	(154)	17,943	(16,883)	1,060
Interest bearing deposits in banks	51	1	52	476	(35)	441
Federal funds sold	(55)	2	(53)	(206)	7	(199)

Total change	4,026	(7,495)	(3,469)	9,924	(17,297)	(7,373)

Interest bearing liabilities:
Demand deposits	46	(175)	(129)	131	(893)	(762)
Savings deposits	361	(670)	(309)	1,099	(1,903)	(804)
Time deposits	(374)	(4,422)	(4,796)	2,109	(14,436)	(12,327)
Repurchase agreements	28	2	30	74	(39)	35
Borrowings (2)	(352)	(26)	(378)	(1,259)	(103)	(1,362)
Long-term debt	(399)	151	(248)	(952)	493	(459)
Subordinated debentures	—	24	24	—	(384)	(384)

Total change	(690)	(5,116)	(5,806)	1,202	(17,265)	(16,063)

Increase in FTE net interest income	$4,716	$(2,379)	$2,337	$8,722	$(32)	$8,690

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on Federal funds purchased and other borrowed funds. Excludes long-term debt.
     Provision for Loan Losses. The provision for loan losses was $18.0 million during third quarter 2010, as compared to $19.5 million during second quarter 2010 and $10.5 million during third quarter 2009. The provision for loan losses increased $17.6 million, or 55.3%, to $49.4 million for the nine months ended September 30, 2010, compared to $31.8 million for the same period in 2009. Fluctuations in provisions for loan losses reflect management’s estimate of the effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions continues to negatively impact the performance of many of our real estate loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; income from the origination and sale of loans; and, revenues from wealth management. Non-interest income decreased $145 thousand, or 0.6%, to $24.9 million for the three months ended September 30, 2010, as compared to $25.0 million for the same period in 2009. Non-interest income decreased $13.1 million, or 16.7%, to $65.4 million for the nine months ended September 30, 2010, as compared to $78.5 million for the same period in 2009. Significant components of these decreases are discussed below.
     Service charges on deposit accounts decreased $939 thousand, or 17.3%, to $4.5 million during the three months ended September 30, 2010, as compared to $5.4 million during the same period in 2009, and decreased $1.4 million, or 9.4%, to $13.9 million during the nine months ended September 30, 2010, as compared to $15.3 million during the same period in 2009, primarily due to decreases in overdraft fees. Management attributes the decline in overdraft fees to changes in consumer behavior. Additionally, the Federal Reserve Board issued a final rule that became effective on July 1, 2010 prohibiting financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer consents, or opts in, to the overdraft service for those types of transactions. Management does not expect this rule will have a significant impact because we generally did not assess overdraft fees on automated teller machine and one-time debit card transactions.

     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Income from the origination and sale of loans increased $2.3 million, or 44.5%, to $7.4 million for the three months ended September 30, 2010, as compared to $5.1 million for the same period in 2009. Refinancing activity accounted for approximately 69% of the Company’s residential real estate loan originations during third quarter 2010, as compared to 45% during third quarter 2009. Increases in refinancing activity were partially offset by fewer originations of loans to purchase homes, which decreased 15% during third quarter 2010, as compared to third quarter 2009, in part due to the expiration of the federal first-time home buyers tax credit.
     Income from the origination and sale of loans decreased $10.8 million, or 42.2%, to $14.8 million for the nine months ended September 30, 2010, as compared to $25.7 million for the same period in 2009, due to a substantial decline in refinancing activity from early 2009.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $350 thousand, or 12.8%, to $3.1 million for the three months ended September 30, 2010, as compared to $2.7 million for the same period in 2009, and increased $1.4 million, or 17.4%, to $9.3 million for the nine months ended September 30, 2010, as compared to $7.9 million for the same period in 2009. These increases were principally due to higher trust management fees resulting from the introduction of revised fee schedules in April 2009, the addition of new trust customers and increases in the market values of new and existing assets under trust management.
     Other income decreased $1.6 million, or 43.8%, to $2.0 million for the three months ended September 30, 2010, compared to $3.6 million for the same period in 2009, and decreased $2.6 million, or 33.4%, to $5.2 million for the nine months ended September 30, 2010, compared to $7.8 million for the same period in 2009. These decreases are primarily due to the recognition of a $2.1 million one-time gain on the sale of Visa Class B common shares during third quarter 2009. Decreases in other income were partially offset by a $249 thousand one-time gain on the sale of our student loan portfolio recognized during third quarter 2010.
     Non-interest Expense. Non-interest expense increased $634 thousand, or 1.1%, to $58.0 million for the three months ended September 30, 2010, as compared to $57.4 million for the same period in 2009. Non-interest expense increased $3.6 million, or 2.2%, to $166.2 million for the nine months ended September 30, 2010, as compared to $162.6 million for the same period in 2009. Significant components of the increase are discussed below.
     Furniture and equipment expense increased $418 thousand, or 14.0%, to $3.4 million for the three months ended            September 30, 2010, as compared to $3.0 million for the same period in 2009, and increased $1.1 million, or 12.1%, to $10.1 million for the nine months ended September 30, 2010, as compared to $9.0 million for the same period in 2009. These increases are primarily due to higher depreciation and maintenance expenses resulting from the addition of a new operations building and branch banking office placed in service during fourth quarter 2009.
     FDIC insurance premiums decreased $40 thousand, or 1.7%, to $2.3 million for the three months ended September 30, 2010, as compared to $2.4 million for the same period in 2009 and decreased $2.3 million, or 23.4%, to $7.5 million for the nine months ended September 30, 2010, compared to $9.7 million for the same period in 2009. These decreases are primarily due to a special FDIC insurance assessment levied during second quarter 2009, which was applicable to all insured depository institutions, and resulted in additional FDIC insurance expense of $3.1 million. In addition, effective July 1, 2010, we opted out of participation in the Transaction Account Guarantee component of the Temporary Liquidity Guaranty Program, which provided full FDIC insurance coverage for certain transaction deposit accounts, which reduced our FDIC insurance premiums during third quarter 2010.
     Outsourced technology services expense increased $68 thousand, or 2.9%, to $2.4 million for the three months ended September 30, 2010, compared to $2.3 million for the same period in 2009, and decreased $1.2 million, or 14.3%, to $7.1 million for the nine months ended September 30, 2010, compared to $8.3 million for the same period in 2009. On December 31, 2008, we sold our technology services subsidiary and entered into a service contract with the purchaser to receive technology services. First and second quarter 2009 outsourced technology services expense accruals were estimated resulting in an over-accrual of expense during these periods, which was adjusted during third quarter 2009.
     OREO expense, net of income, decreased $2.6 million, or 49.5%, to $2.6 million for the three months ended September 30, 2010, compared to $5.2 million for the same period in 2009, and increased $50 thousand, or 0.8%, to $6.1 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Variations in net OREO expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties. We wrote down the fair value of OREO properties by $2.4 million and $5.6 million during the three and nine months ended September 30, 2010, respectively, compared to $4.8 million and $5.5 million during the same respective periods in 2009.

     Mortgage servicing rights amortization decreased $56 thousand, or 4.4%, to $1.2 million for the three months ended September 30, 2010, as compared to $1.3 million for the same period in 2009, and decreased $2.9 million, or 45.3%, to $3.5 million for the nine months ended September 30, 2010, as compared to $6.3 million for the same period in 2009. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The period of estimated net servicing income is significantly influenced by market interest rates and anticipated refinancing activity.
     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During third quarter 2010, we recorded impairment of $2.0 million, as compared to impairment of $296 thousand during third quarter 2009. During the nine months ended September 30, 2010, we recorded impairment of $2.2 million, as compared to a reversal of previously recorded impairment of $7.0 million during the same period in 2009.
     Income Tax Expense. Our effective federal income tax rate was 26.7% for the nine months ended September 30, 2010 and 29.3% for the nine months ended September 30, 2009. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the nine months ended September 30, 2010, and 4.2% for the nine months ended September 30, 2009. Changes in effective federal and state income tax rates are primarily due to fluctuations in tax exempt interest income as a percentage of total income.
     Financial Condition
     Total assets increased $192 million, or 2.7%, to $7,329 million as of September 30, 2010, from $7,138 million as of December 31, 2009.
     Loans. Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. Total loans decreased $76 million, or 1.7%, to $4,452 million as of September 30, 2010 from $4,528 million as of December 31, 2009, with the most significant decrease occurring in construction loans and other consumer loans.
     Construction loans of $564 million as of September 30, 2010, decreased $73 million, or 11.4%, from $637 million as of December 31, 2009. This decrease occurred primarily in residential and land acquisition and development loans, and, to a lesser extent, commercial construction loans. Management attributes these decreases to general declines in demand for housing, particularly in three of our markets dependent upon resort and second home communities, and the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
     Other consumer loans of $166 million as of September 30, 2010 decreased $30 million, or 15.2%, from $195 million as of December 31, 2009, primarily due to the third quarter 2010 sale of student loans totaling $25 million.
     Management attributes the remaining decrease in total loans to the continuing impact of the uncertain economic conditions on loan demand in the Company’s market areas, and to a lesser extent, the movement of lower quality loans out of the loan portfolio through loan charge-off or foreclosure.

     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate loans:
Commercial	$1,565,525	$1,556,273
Construction:
Land acquisition & development	360,890	403,866
Residential	111,545	134,970
Commercial	91,713	98,056

Total construction loans	564,148	636,892

Residential	544,952	539,098
Agriculture	189,895	195,045
Mortgage loans originated for sale	53,722	36,430

Total real estate loans	2,918,242	2,963,738

Consumer:
Indirect consumer loans	432,869	423,104
Other consumer loans	165,725	195,331
Credit card loans	59,222	59,113

Total consumer loans	657,816	677,548

Commercial	739,151	750,647
Agriculture	134,689	134,470
Other loans, including overdrafts	2,489	1,601

Total loans	$4,452,387	$4,528,004

     Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, loans renegotiated in troubled debt restructurings and OREO.
     Non-performing assets increased $74 million, or 45.5%, to $237 million, or 5.29% of total loans and OREO, as of September 30, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Difficult economic conditions continued to negatively impact businesses and consumers in our market areas, especially in three market areas with economies dependent upon resort and second home communities. These market areas include the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson, Wyoming market area. Residential and second home subdivisions in these market areas were overbuilt and these markets are now experiencing severely depressed real estate values and limited sales activity. The Flathead, Gallatin Valley and Jackson market areas accounted for approximately 55% of our non-performing assets as of September 30, 2010 versus only 21% of our total loans as of the same date. The continuing impact of current economic conditions is expected to result in further increases in non-performing assets in future quarters.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Non-performing loans:
Non-accrual loans	$174,249	139,975	$122,341	$115,030	$120,026
Accruing loans past due 90 days or more	1,129	7,550	3,041	4,965	4,069
Restructured loans	26,630	10,588	7,660	4,683	988

Total non-performing loans	202,008	158,113	133,042	124,678	125,083
OREO	35,296	42,338	43,980	38,400	31,875

Total non-performing assets	$237,304	200,451	$177,022	$163,078	$156,958

Non-performing loans to total loans	4.54%	3.47%	2.97%	2.75%	2.72%
Non-performing assets to total loans and OREO	5.29%	4.35%	3.91%	3.57%	3.38%
Non-performing assets to total assets	3.24%	2.77%	2.45%	2.28%	2.27%

     Total non-performing loans increased $77 million, or 62.0%, to $202 million as of September 30, 2010, from $125 million as of December 31, 2009, primarily due to increases in non-accrual and restructured loans. Non-performing loans in the Flathead, Gallatin Valley and Jackson market areas increased to approximately 55% of total non-performing loans as of September 30, 2010, as compared to approximately 35% as of December 31, 2009.
     Non-accrual loans of $174 million increased $59 million, or 51.5%, from $115 million as of December 31, 2009. Approximately 85% of loans with balances exceeding $1 million that were placed on non-accrual during the nine months ended September 30, 2010, were located in the Flathead, Gallatin Valley and Jackson market areas and were comprised primarily of commercial real estate and commercial construction loans.
     Restructured loans increased to $27 million as of September 30, 2010, from $5 million as of December 31, 2009, primarily due to the loans of one commercial and five commercial real estate borrowers. Approximately 29% of the increase in restructured loans as of September 30, 2010, compared to December 31, 2009, occurred in the Flathead, Gallatin Valley and Jackson markets. As of September 30, 2010, 87% of the Company’s restructured loans were performing in accordance with their modified terms.
     The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:
Non-Performing Loans by Loan Type

	September 30,	Percent	December 31,	Percent
(Dollars in thousands)	2010	of Total	2009	of Total
Real estate:
Commerical	$74,580	36.9%	$28,514	22.9%
Construction:
Land acquisition and development	48,014	23.9%	42,195	33.8%
Residential	17,010	8.4%	15,489	12.4%
Commercial	14,945	7.4%	4,460	3.6%

Total construction	79,969	39.7%	62,144	49.8%

Residential	16,019	7.9%	10,308	8.3%
Agriculture	2,455	1.2%	785	0.6%

Total real estate	173,023	85.7%	101,751	81.6%

Consumer	2,926	1.4%	2,265	1.8%
Commercial	25,112	12.4%	19,774	15.9%
Agriculture	943	0.5%	888	0.7%
Other	4	0.0%	—	0.0%

Total non-performing loans	$202,008	100.0%	$124,678	100.0%

     In addition to the non-performing loans included in the non-performing loans table above, as of September 30, 2010 and December 31, 2009, we had potential problem loans of $279 million and $221 million, respectively. Potential problem loans consist of performing loans that have been internally risk classified due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. Although these loans have been identified as potential non-performing loans, they may never become delinquent, non-performing or impaired. These loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans are considered in the determination of our allowance for loan losses. As of September 30, 2010, $8 million, or 3%, of our potential problem loans were more than 60 days past due, as compared to $2 million, or 1%, as of December 31, 2009.
     OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $3 million, or 8.1%, to $35 million as of September 30, 2010, from $38 million as of December 31, 2009. As of September 30, 2010, approximately 64% of our OREO was located in the Flathead, Gallatin Valley and Jackson market areas. During the nine months ended September 30, 2010, we had additions to OREO of $17 million, wrote down the fair value of OREO properties by $5 million and sold OREO properties with a carrying value of $15 million. Approximately 68% of the OREO properties sold were located in the Flathead, Gallatin Valley and Jackson market areas. We recognized net gains of $179 thousand on sales of OREO during the nine months ended September 30, 2010.
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

     The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.
Allowance for Loan Losses

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Balance at beginning of period	$114,328	106,349	103,030	101,748	98,395
Provision charged to operating expense	18,000	19,500	11,900	13,500	10,500
Less loans charged off	(12,789)	(12,107)	(9,398)	(12,793)	(7,641)
Add back recoveries of loans previously charged off	697	586	817	575	494

Net loans charged-off	(12,092)	(11,521)	(8,581)	(12,218)	(7,147)

Balance at end of period	$120,236	114,328	106,349	103,030	101,748

Period end loans	$4,452,387	4,562,288	4,481,019	4,528,004	4,606,454
Average loans	4,504,657	4,520,119	4,502,713	4,561,237	4,623,749
Annualized net loans charged off to average loans	1.06%	1.02%	0.77%	1.06%	0.61%
Allowance to period end loans	2.70%	2.51%	2.37%	2.28%	2.21%

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
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $383 million, or 26.5%, to $1,829 million, or 25.0% of total assets, as of September 30, 2010 from $1,446 million, or 20.3% of total assets, as of December 31, 2009. Liquidity resulting from deposit growth combined with weak loan demand was primarily invested into securities. With lower market interest rates and the purchase of relatively short-term securities, the estimated duration of our investment securities portfolio decreased to 1.7 years as of September 30, 2010, from 2.2 years as of September 30, 2009.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2010, we had investment securities with fair values of $1 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $19 thousand as of September 30, 2010, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three and nine months ended September 30, 2010 and 2009.
     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, were included in interest bearing deposits in banks as of September 30, 2010. Cash and cash equivalents decreased $81 million, or 13.0%, to $542 million as of September 30, 2010, from $623 million as of December 31, 2009. Increases in interest bearing deposits in banks due to IPO proceeds were offset by decreases in cash on hand and federal funds sold, as excess liquidity was invested in higher yielding investment securities.
     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $78 million, or 1.3%, to $5,902 million as of September 30, 2010, from $5,824 million as of December 31, 2009. During the first nine months of 2010, there has been a slight shift in the mix of deposits from higher costing time deposits to lower costing savings and non-interest bearing deposits.

     The following table summarizes our deposits as of the dates indicated:
Deposits

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Non-interest bearing demand	$1,098,375	$1,026,584

Interest bearing:
Demand	1,144,415	1,197,254
Savings	1,599,774	1,362,410
Time, $100 and over	981,941	996,839
Time, other (1)	1,077,676	1,240,969

Total interest bearing	4,803,806	4,797,472

Total deposits	$5,902,181	$5,824,056

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $166 million as of September 30, 2010 and $253 million as of December 31, 2009.
     Long-Term Debt. Long-term debt decreased $36 million, or 48.9%, to $38 million as of September 30, 2010, from $73 million as of December 31, 2009 due to the early repayment of $34 million of variable rate term notes and, to a lesser extent, scheduled repayments of long-term Federal Home Loan Bank borrowings.
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
     Stockholders’ equity is influenced primarily by earnings, dividends, sales of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $170 million, or 29.6%, to $745 million as of September 30, 2010, from $574 million as of December 31, 2009, primarily due to the completion of our IPO of Class A common stock, which closed on March 29, 2010 and included the issuance of 11,500,000 Class A common stock shares at a price of $14.50 per share. We received net proceeds of $153 million from the offering, after deducting underwriting discounts, commissions and other offering expenses of $14 million. The remaining increase in stockholders’ equity was largely attributable to other comprehensive income, primarily unrealized gains and losses on available-for-sale investment securities.
     On September 24, 2010, we declared a quarterly dividend to common stockholders of $0.1125 per share that was paid on October 15, 2010 to shareholders of record as of October 4, 2010. During the first nine months of 2010, we paid aggregate cash dividends of $13.1 million, or $0.3375 per share, to common stockholders and $2.6 million to preferred stockholders, as compared to aggregate cash dividends of $12.2 million, or $0.3875 per share, to common stockholders and $2.6 million to preferred stockholders during the same period in 2009.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2010 and December 31, 2009, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of September 30, 2010, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.38%, 13.22% and 15.18%, respectively, as compared to 7.30%, 9.74% and 11.68%, respectively, as of December 31, 2009. The significant increases in our capital ratios reflect the impact of additional capital raised from our IPO in March 2010.
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
     Our short-term and long-term liquidity requirements are primarily to fund on-going operations,including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits.
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
Asset Liability Management
     The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. The Bank board delegates its responsibility for development of asset liability management strategies to achieve these goals and objectives to the Asset Liability Committee, or ALCO, which is comprised of members of senior management, including four Bank board members.
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5.0% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of September 30, 2010, our income simulation model predicted net interest income would decrease $3.1 million, or 1.2%, assuming a 2% increase in short-term and long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice faster than our interest earning assets. During 2009, we began to implement interest rate floors on certain variable rate loans. Interest rate floors mitigate benefits obtained in a rising interest rate environment until such time as market interest rates exceed the interest rate floors established. We do not engage in derivatives or hedging activities to manage our interest rate risk.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of September 30, 2010. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. In a declining rate environment, our income simulation model predicts our net interest income and net interest rate spread will decrease and our net interest margin will compress because interest expense will not decrease in direct proportion to a simulated downward shift in interest rates.
Recent Accounting Pronouncements
     See “Note 13 — Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of September 30, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2010, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting for the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2010.
(b) Not applicable.
(c) There were no purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2010.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable or required.

Item 6. Exhibits

2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Amended and Restated Bylaws dated January 28, 2010 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 2, 2010)

4.1	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.2	First Interstate Stockholders’ Agreement with Scott family members dated January 11, 1999 (incorporated herein by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-8, No. 333-76825, filed on April 22, 1999)

10.1	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 033-84540, filed on September 29, 1994)

10.3†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.5†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6*†	Second Amendment to 2001 Stock Option Plan

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A)

10.8†	Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9*†	Second Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.10†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.11†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.12†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.13†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, No. 000-49733)

10.14	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST INTERSTATE BANCSYSTEM, INC.

Date November 4, 2010	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date November 4, 2010	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer