Form 10-K
period 2010-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2011-02-28
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010,
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-34653
FIRST INTERSTATE BANCSYSTEM, INC.
(Exact name of registrant as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	81-0331430 (IRS Employer Identification No.)

401 North 31st Street Billings, Montana (Address of principal executive offices)	59116 (Zip Code)
(406) 255-5390
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A common stock (Title of each class)	NASDAQ Stock Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Class B common stock
(Title of class)
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
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $296,741,762.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2011:

Class A common stock	15,610,989
Class B common sock	27,188,660
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2011. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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
Our Company
     We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of January 31, 2011, we had consolidated assets of $7.5 billion, deposits of $6.0 billion, loans of $4.3 billion and total stockholders’ equity of $735 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our wholly-owned subsidiary, First Interstate Bank we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.
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
Wealth Management
     We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of January 31, 2011, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $2.5 billion.
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
Employees
     At January 31, 2011, we employed 1,723 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

Regulation and Supervision
Regulatory Authorities
     We are subject to extensive regulation under federal and state laws. A description of the material laws and regulations applicable to us is summarized below. This description is not intended to include a summary of all laws and regulations applicable to us. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. Those issuances may affect the conduct of our business or impose additional regulatory obligations.
     As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and to supervision, regulation and regular examination by the Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, as administered by the Securities and Exchange Commission, or SEC.
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
     The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, enacts significant changes in federal statutes governing banks and bank holding companies generally as well as other entities. Some of the significant changes are already in effect, additional significant changes will become effective in the near-term and other significant changes require action by federal banking agencies, including the Federal Reserve, the principal federal regulator of the Company. Except as otherwise noted, the following discussion assumes that provisions of the Dodd-Frank Act applicable to banks and bank holding companies to become effective in the near-term are currently in effect.
Financial and Bank Holding Company
     The Company is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, the Company is required to serve as a source of financial strength to the Bank, including providing financial assistance to the Bank if the Bank experiences financial distress. The federal banking agencies are required under the Dodd-Frank Act to issue joint rules to carry out the source of strength requirements. As of December 31, 2010, the federal banking agencies had not issued rules establishing such source of strength requirements. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank.
     We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. Under the Dodd-Frank Act, when acting on an application for approval the Federal Reserve is required to consider whether the transaction would result in greater or more concentrated risks to the United States banking or financial system. Under federal law and regulations, including the Dodd-Frank Act, a bank holding company may acquire banks in states other than its home state if the bank holding company is both ‘well-capitalized’ and ‘well-managed’ both before and after the acquisition. The interstate acquisitions are subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by state law of such deposits in that state.

     With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new branches in a state if a bank located in that state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. Banks may also merge across state lines. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state, provided such prohibition does not discriminate against out-of-state banks. Under Montana law, banks, bank holding companies and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution and its affiliates would directly or indirectly control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana.
     We have voluntarily registered with the Federal Reserve as a financial holding company. As a financial holding company, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally. In most circumstances, we must notify the Federal Reserve of our financial activities within a specified time period following our initial engagement in each business or activity. If the type of proposed business or activity has not been previously determined by the Federal Reserve to be financially related or incidental to financial activities, we must receive the prior approval of the Federal Reserve before engaging in the activity.
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
     In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana also conducts throughout the year periodic onsite and offsite inspections and credit reviews of us. The federal banking agencies, including the Federal Reserve, may also require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted to bank holding companies under governing law.
     With limited exceptions, we are not permitted after July 21, 2011 to engage in proprietary trading, or invest in, or serve as an advisor to, hedge funds or private equity funds. We have not historically engaged in any of those activities.
Restrictions on Transfers of Funds to Us and the Bank
     Dividends from the Bank are the primary source of funds for the payment of our expenses of operating and for the payment of dividends. Under both state and federal law, the amount of dividends that may be paid by the Bank from time to time is limited. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consents of the Montana and federal banking regulators are obtained.
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
     Certain restrictive covenants that may exist in future debt instruments may also limit the Bank’s ability to make dividend payments to us. Also, under Montana corporate law, a dividend may not be paid if, after giving effect to the dividend: (1) the company would not be able to pay its debts as they become due in the usual course of business; or (2) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the company were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

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
Restrictions on Transactions with Affiliates, Directors and Officers
     Under the Federal Reserve Act, the Bank may not lend funds to, or otherwise extend credit to or for our benefit or the benefit of our affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. The limitation on lending may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends, interest and operational expenses.
     The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve’s Regulation W and relevant federal statutes, among other things, impose significant additional limitations on transactions in which the Bank may engage with us, with each other, or with other affiliates.
     Federal Reserve Regulation O restricts loans to the Bank and Company insiders, which includes directors, officers and principal stockholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank board of directors.
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
     Under the Dodd-Frank Act, the federal banking agencies are required to establish, by regulation or order, minimum capital requirements for insured depository organizations and the Federal Reserve is permitted to establish capital requirements, by regulation or order, for bank holding companies. The minimum capital requirements to be established cannot be less than the minimum capital guidelines in effect when the Dodd-Frank Act was enacted. The Federal Reserve is required to seek to make capital requirements countercyclical by increasing the amount of required capital during times of economic expansion and decreasing the amount of required capital during times of economic contraction. The provisions of the Dodd-Frank Act, together with actions taken by the Basel Committee for the Basel III accords, may result in future regulatory minimum capital requirements that will exceed the regulatory minimum capital guidelines to which we are currently subject.
     Currently, the Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banks. The guidelines are intended to ensure that banks have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. These tiers are:
•	Core Capital (tier 1). Tier 1 capital includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less both goodwill (adjusted for associated deferred tax liability) and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include up to a limit of 25% of cumulative preferred stock in their tier 1 capital.

•	Supplementary Capital (tier 2). Tier 2 capital includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations.
     Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt.

     The Dodd-Frank Act provisions relating to required minimum capital also limit, in certain circumstances, the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. However, because our total consolidated assets are substantially less than $15 billion, the limitations on use of hybrid capital instruments are not expected to apply to us for the foreseeable future.
     We, like other bank holding companies, are required under current guidelines to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action its tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The current guidelines require a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted capital measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.
     The capital guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The Federal Reserve has not advised us of any specific minimum leverage ratio applicable to us or the Bank.
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
     A bank that is not “well-capitalized” as defined by applicable regulations may, among other regulatory requirements or limitations, be prohibited under federal law and regulation from accepting or renewing brokered deposits.
     The capital stock of banks organized under Montana law, such as the Bank, may be subject to assessment upon the direction of the Montana Department of Administration under the Montana Bank Act. Under the Montana Bank Act, if the Department of Administration determines an impairment of a bank’s capital exists, it may notify the bank’s board of directors of the impairment and require the impairment be made good by an assessment on the bank stock. If the bank fails to make good the impairment, the Department of Administration may, among other things, take charge of the bank and proceed to liquidate the bank.
     Under FDIA, the appropriate federal banking agency may take certain actions with respect to significantly or critically undercapitalized institutions. The actions may include requiring the sale of additional shares of the institution’s stock or other actions deemed appropriate by the federal banking agency, which could include assessment on the institution’s stock.
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
Deposit Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 per depositor. In addition, certain non-interest bearing deposit accounts are accorded unlimited insurance until December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
     All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 1.05% of insured deposits in fiscal 2010. These assessments will continue until the FICO bonds mature in 2017.
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

     The FDIC is required to change its method of assessment of insurance premiums to an assessment based on the average total consolidated assets of the insured depository institution less the institutions average tangible equity for the assessment period. Currently, we do not anticipate that the future change in the assessment base will materially increase the deposit insurance premium from the amounts paid under the current assessment method based on total deposits.
     The FDIC is also required to set its designated reserve ratio for each year at 1.35% of estimated insured deposits and take actions necessary to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. The FDIC may be required to increase deposit insurance premium assessments to meet the reserve ratio requirements. However, under the Dodd-Frank Act, the effects of any increases in deposit insurance premium assessments are to be offset for the benefit of depository institutions with total consolidated assets of less than $10 billion. The Bank currently has total consolidated assets of less than $10 billion.
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
Customer Privacy and Other Consumer Protections
     Federal law imposes customer privacy requirements on any company engaged in financial activities, including the Bank and us. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial holding company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.
     The Bank is subject to a variety of federal and state laws, regulations and reporting obligations aimed at protecting consumers and Bank customers. Failure to comply with these laws and regulations may, among other things, impair the collection of loans made in violation of the laws and regulations, provide borrowers or other customers certain rights and remedies or result in the imposition of penalties on the Bank.
     The Equal Credit Opportunity Act generally prohibits discrimination in credit transactions on, among other things, the basis of race, color, religion, national origin, sex, marital status or age and, in certain circumstances, limits the Bank’s ability to require co-obligors or guarantors as a condition to the extension of credit to an individual.
     The Real Estate Settlement Procedures Act, or RESPA, requires certain disclosures be provided to borrowers in real estate loan closings or other real estate settlements. In addition, RESPA limits or prohibits certain settlement practices, fee sharing, kickbacks and similar practices that are considered to be abusive.
     The Truth in Lending Act, or TILA, and Regulation Z require disclosures to borrowers and other parties in consumer loans including, among other things, disclosures relating to interest rates and other finance charges, payments and payment schedules and annual percentage rates. TILA provides remedies to borrowers upon certain failures in compliance by a lender.

     The Fair Housing Act regulates, among other things, lending practices in residential lending and prohibits discrimination in housing related lending activities on the basis of race, color, religion, national origin, sex, handicap, disability or familial status.
     The Home Mortgage Disclosure Act requires certain lenders and other firms engaged in the home mortgage industry to collect and report information relating to applicants, borrowers and home mortgage lending activities in which they engage in their market areas or communities. The information is used for, among other purposes, evaluation of discrimination or other impermissible acts in home mortgage lending.
     The Home Ownership and Equity Protection Act regulates terms and disclosures of certain closed end home mortgage loans that are not purchase money loans and includes loans classified as “high cost loans.”
     The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, generally limits lenders and other financial firms in their collection, use or dissemination of customer credit information, gives customers some access to, and control over, their credit information and requires financial firms to establish policies and procedures intended to deter identity theft and related frauds.
     The Fair Debt Collection Practices Act regulates actions that may be taken in the collection of consumer debts and provides consumers with certain rights of access to information related to collection actions.
     The Electronic Fund Transfer Act regulates fees and other terms on electronic funds transactions. On November 17, 2009, the Federal Reserve Board published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. Effective July 1, 2010 for new accounts and August 15, 2010 for existing accounts, this rule generally prohibits financial institutions from charging an overdraft fee for automated teller machine and one-time debit card transactions that overdraw a consumer deposit account, unless the customer opts in to having the overdrafts authorized and paid. The Federal Reserve recently issued proposed regulations relating to fees and charges in debit card transactions intended to implement provisions of the Dodd-Frank Act requiring such fees to be reasonable and proportional to costs incurred by card issuers.
     Federal consumer protection laws have been expanded by the Dodd-Frank Act, pursuant to which a Bureau of Consumer Protection has been created with authority to regulate consumer financial products and services and to implement and enforce federal consumer financial laws. Although the Bureau is accorded examination and enforcement authority, the Bureau’s authority does not generally extend to depository institutions with total assets of less than $10 billion. The Bank currently has total assets of less than $10 billion.
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
USA PATRIOT Act
     The USA PATRIOT Act of 2001 amended the Bank Secrecy Act of 1970 and the Money Laundering Control Act of 1986 and adopted additional measures requiring insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The USA PATRIOT Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 and also amends laws relating to currency control and regulation. The laws and related regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. The USA PATRIOT Improvement and Reauthorization Act of 2005, among other things, made permanent or otherwise generally extended the effectiveness of provisions applicable to financial institutions.

Office of Foreign Asset Control
     The United States Treasury Office of Foreign Asset Control enforces economic and trade sanctions imposed by the United States on foreign persons and governments. Among other authorities, the Office of Foreign Asset Control may require United States financial institutions to block or “freeze” assets of identified foreign persons or governments which come within the control of the financial institution. Financial institutions are required to adopt procedures for identification of new and existing deposit accounts and other relationships with persons or governments identified by the Office of Foreign Asset Control and to timely report the accounts or relationships to the Office of Foreign Asset Control.
Basel III Reform
     On December 16, 2010, the Basel Committee on Banking Supervision, or Basel Committee, released the final text of its reforms to strengthen global capital and liquidity rules designed to create a more resilient banking industry. These reforms, known as Basel III, are intended to strengthen the regulatory capital framework by, among other things, (1) raising the quality, consistency and transparency of an institution’s capital base, (2) reducing procyclicality and promoting counter cyclical buffers, (3) enhancing risk coverage, (4) supplementing the risk-based capital requirement with a leverage ratio, and (5) introducing a global liquidity standard.
     On January 13, 2011, the Basel Committee issued additional criteria to Basel III. This criteria provides that for instruments issued by a bank to be included in Tier 1 or Tier 2 capital, they must meet or exceed minimum requirements designed to require such instruments to fully absorb losses before taxpayers are exposed to loss.
     Basel III, as supplemented, has not yet been adopted by the U.S. federal banking authorities. Although the Secretary of the United States Department of the Treasury and federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications that may result during the implementation process, are not yet known. Therefore, the short-term and long-term impact of the Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks is uncertain.
     If Basel III is adopted by U.S. federal banking authorities as agreed upon by the Basel Committee, the minimum common equity requirements would increase from 2.0% to 4.5% of risk-weighted assets. In addition, banks would be required to hold a capital conservation buffer of 2.5% to withstand future periods of stress bringing the total common equity requirements to 7.0% of risk-weighted assets. In addition, Basel III would increase Tier 1 capital requirements from 4.0% to 6.0%. The new minimums would be phased in between January 1, 2013 and January 1, 2015, while the capital conservation buffer would be phased in between January 1, 2016 and December 31, 2018. Under Basel III, an additional capital buffer of up to 2.5% would also be imposed under certain circumstances. Basel III would also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. In addition, a new rule requiring banks to hold enough liquid capital to meet needs over a 30-day period would be introduced on January 1, 2015, and a longer-term liquidity rule, called the net stable funding ratio, would be applied starting January 1, 2018.
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
Website Access to SEC Filings
     All of our reports and statements filed or furnished electronically with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible at no cost through our website at www.FIBK.com as soon as reasonably practicable after they have been filed with the SEC. These reports are also accessible on the SEC’s website at www.sec.gov. The public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1580, 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report.
Item 1A. Risk Factors
     Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations and prospects could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects. Readers should consider carefully the following important factors in evaluating us, our business and an investment in our securities.
Risks Relating to the Market and Our Business
     We may incur significant credit losses, particularly in light of current market conditions.
     We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. During 2009 and 2010, we experienced deterioration in credit quality, particularly in certain real estate development loans, due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned, or OREO, and internally risk classified loans, thereby increasing our provision for loan losses and decreasing our operating income in 2009 and 2010. As of December 31, 2010, we had total non-performing assets of approximately $244 million, compared with approximately $163 million as of December 31, 2009 and approximately $97 million as of December 31, 2008. In the first two months of 2011, levels of non-performing assets and provisions for loan losses have remained elevated, which will continue to affect our earnings. Although current economic conditions are trending upwards, management believes we will continue to experience credit impairments and higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
     Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.
     At December 31, 2010, we had approximately $2.9 billion of commercial, agricultural, construction, residential and other real estate loans, representing approximately 66% of our total loan portfolio. The recent economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

     Economic and market developments, including the potential for inflation, may have an adverse effect on our business, possibly in ways that are not predictable or that we may fail to anticipate.
     Recent economic and market developments and the potential for continued economic disruptions and inflation present considerable risks and challenges to us. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures throughout most of the nation, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant writedowns of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have also negatively impacted the credit performance of commercial and consumer credit, resulting in additional writedowns. These risks and challenges have significantly diminished overall confidence in the national economy, the financial markets and many financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us.
     In addition to economic conditions, our business is also affected by regulatory uncertainties, volatility, illiquidity, interest rates, inflation and other developments impacting the financial markets. Such factors have affected and may further adversely affect both credit and financial markets and future economic growth, resulting in adverse effects on us and other financial institutions in ways that are not predictable or that we may fail to anticipate.
     Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
     Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the recent downturn in the real estate market and economy has heightened our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. At December 31, 2010, we had approximately $2.3 billion of commercial loans, including approximately $1.6 billion of commercial real estate loans, representing approximately 53% of our total loan portfolio.
     If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are even more complex and difficult to determine given recent market developments, the potential for continued market turmoil and the significant uncertainty of future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if the banking authorities or regulations require us to increase the allowance for loan losses, our earnings, financial condition, results of operations and prospects could be significantly and adversely affected.
     As of December 31, 2010, our allowance for loan losses was approximately $120 million, which represented 2.76% of total outstanding loans. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our financial condition, results of operations and prospects.

     Our goodwill may become impaired, which may adversely impact our results of operations and financial condition and may limit our Bank’s ability to pay dividends to us, thereby causing liquidity issues.
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets will be estimated based on an analysis of our market value. Consequently, the determination of goodwill will be sensitive to market-based trading of our Class A common stock. As such, variability in market conditions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. As of December 31, 2010, our Bank had goodwill of approximately $184 million, which was 2.4% of our total assets. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and prospects.
     Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us, which would reduce our cash flow and cause liquidity issues. See below “—Our Bank’s ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”
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
     We depend on checking and savings, negotiable order of withdrawal, or NOW, and money market deposit account balances and other forms of customer deposits as our primary source of funding. Such account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.
     Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.
     The FDIC insures deposits at FDIC insured depository institutions, including the Bank. Under current FDIC regulations, each insured depository institution is subject to a risk-based assessment system and, depending on its assigned risk category, is assessed insurance premiums based on the amount of deposits held. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Recent bank failures have substantially reduced the DIF’s reserves. The FDIC has published and amended a restoration plan designed to replenish the DIF and to increase the deposit insurance reserve ratio through 2015. To implement the restoration plan, the FDIC has adopted a series of initiatives that have changed its risk-based assessment system, increased its base assessment rates and imposed special assessments.

     A change in the risk category assigned to our Bank, further adjustments to base assessment rates and additional special assessments could have a material adverse effect on our earnings, financial condition and results of operation.
     We may not be able to continue growing our business.
     Our total assets have grown from $5.2 billion as of December 31, 2007 to $7.5 billion as of December 31, 2010. Our ability to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, open new branch banking offices and expand into new and complementary markets when appropriate opportunities arise. In the event we do not continue to grow, our results of operations could be adversely impacted.
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
     Our customers with loan and/or deposit balances are located predominantly in Montana, Wyoming and western South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or western South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. The recent economic recession has adversely affected the real estate and business environment in certain areas in Montana and Wyoming, especially in markets dependent upon resort communities and second homes such as Bozeman, Montana, Kalispell, Montana, and Jackson, Wyoming. In the future, adverse economic conditions, including inflation, recession and unemployment and other factors, such as regulatory or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and prospects.
     We are subject to significant governmental regulation and new or changes in existing regulatory, tax and accounting rules and interpretations could significantly harm our business.
     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s stockholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are undergoing significant review and changes, particularly given the recent market developments in the banking and financial services industries and the recent enactment of the Dodd-Frank Act.
     Recent events have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. Further, federal monetary policy as implemented through the Federal Reserve can significantly affect credit conditions in our markets.
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

     The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions and could significantly harm our business.
     On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:
•	change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor of the size of the DIF;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

•	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection that will have direct supervision and examination authority over banks with more than $10 billion in assets;

•	require the FDIC to seek to make its capital requirements for banks countercyclical;

•	impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders;

•	establish new rules and restrictions regarding the origination of mortgages; and

•	permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.
     Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act will have on us and the financial industry in general, we believe the Dodd-Frank Act and the regulations promulgated thereunder will result in additional administrative burdens that will obligate us to incur additional costs and expenses. Provisions of the Act that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Although the treatment of our existing trust preferred securities as Tier 1 capital will be grandfathered under the Act, provisions of the Act that revoke Tier 1 capital treatments of trust preferred securities and otherwise require revisions to capital requirements may cause us to seek other sources of capital in the future. Furthermore, the Dodd-Frank Act could limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, reduce interchange fees, require us to renegotiate payment network agreements or enter into multiple payment network agreements, require a significant amount of management’s time and attention, and otherwise adversely impact our business, financial condition, results of operations and prospects.
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
     Federal and state regulators have broad enforcement powers. If we fail to comply with any laws, regulations, rules, standards, policies or interpretations applicable to us, we could face various sanctions and enforcement actions, which include:
•	the appointment of a conservator or receiver for us;

•	the issuance of a cease and desist order that can be judicially enforced;

•	the termination of our deposit insurance;

•	the imposition of civil monetary fines and penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders
     The imposition of any such sanctions or other enforcement actions could adversely impact our earnings, financial condition, results of operations and prospects. Furthermore, as a financial holding company, we may engage in authorized financial activities provided we are in compliance with applicable regulatory standards and guidelines. If we fail to meet such standards and guidelines, we may be required to cease certain financial holding company activities and, in certain circumstances, to divest the Bank.
     The effects of recent legislative and regulatory efforts are uncertain.
     In response to market disruptions over the past two and a half years, legislators and financial regulators have implemented a number of initiatives designed to stabilize and improve the financial markets. These efforts have included:
•	direct and indirect assistance to distressed financial institutions and the provision of assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers;

•	legislation that provided economic stimulus funding and liquidity to the financial markets, including the Troubled Asset Relief Program Capital Purchase Program;

•	programs by the Federal Reserve to provide liquidity to the commercial paper markets, stimulus to increase commercial and consumer based lending, and successive rounds of quantitative easing;

•	proposed guidance by the Federal Reserve on incentive compensation policies at banking organizations;

•	proposals and recent judicial decisions limiting a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

•	acceleration of the effective date of various provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, which restrict certain credit and charge card practices, require expanded disclosures to consumers and provide consumers with the right to opt out of interest rate increases (with limited exceptions);

•	adoption of new rules by the Federal Reserve under Regulation E, effective July 1, 2010 for new accounts and August 15, 2010 for existing accounts, generally prohibiting financial institutions from charging overdraft fees for ATM and one-time debit card transactions that overdraw consumer deposit accounts, unless the consumer “opts in” to having such overdrafts authorized and paid; and

•	enactment of the Dodd-Frank Act.
     These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages and impacting the amount of overdraft fees we will be able to charge. Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
     Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key executives, including Lyle R. Knight, President and Chief Executive Officer, who has announced his plan to retire in March 2012, Terrill R. Moore, Executive Vice President and Chief Financial Officer, Edward Garding, Executive Vice President and Chief Operating Officer, and Julie A. Castle, Executive Vice President and President—First Interstate Bank Wealth Management, could harm our ability to operate our business or execute our business strategy. We cannot assure you that we will be successful in retaining these key employees or finding suitable successors in the event of their loss or unavailability.
     We may not be able to attract and retain qualified employees to operate our business effectively.
     There is substantial competition for qualified personnel in our markets. Although unemployment rates have been declining in Montana and Wyoming, and the surrounding region, it may still be difficult to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates in certain of our markets, compared with national unemployment rates, may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees, which could negatively impact our results of operations and prospects.
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
     Our operations rely on certain external vendors.
     We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. In addition, we are subject to certain long-term vendor contracts that limit our flexibility and increase our dependence on third party vendors. Failure of certain external vendors to perform in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our customers, which could have material adverse impact on our financial condition or results of operations
     An extended disruption of vital infrastructure and other business interruptions could negatively impact our business.
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
     The recent disruption and illiquidity in the credit markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper and other short-term instruments, has contracted significantly. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and in some cases, ceased to provide funding to borrowers, including other financial institutions. These market conditions have made the management of our own and our customers’ liquidity significantly more challenging. Existing or future deterioration in the credit markets or a prolonged period without improvement of market liquidity could adversely affect our liquidity and financial condition, including our regulatory capital ratios, and could adversely affect our business, results of operations and prospects.
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
     We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. Any future deficiencies, weaknesses or losses related to internal operating control systems could have an adverse effect on our business and, in turn, on our financial condition, results of operations and prospects.

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
     The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks is uncertain.
     On December 16, 2010, the Basel Committee on Banking Supervision, or Basel Committee, released the final text of its reforms to strengthen global capital and liquidity rules designed to create a more resilient banking industry. These reforms, known as Basel III, are intended to strengthen the regulatory capital framework by, among other things, (1) raising the quality, consistency and transparency of an institution’s capital base, (2) reducing procyclicality and promoting counter cyclical buffers, (3) enhancing risk coverage, (4) supplementing the risk-based capital requirement with a leverage ratio, and (5) introducing a global liquidity standard.
     On January 13, 2011, the Basel Committee issued additional criteria to Basel III. This criteria provides that for instruments issued by a bank to be included in Tier 1 or Tier 2 capital, they must meet or exceed minimum requirements designed to require such instruments to fully absorb losses before taxpayers are exposed to loss.
     Basel III, as supplemented, has not yet been adopted by the U.S. federal banking authorities. Although the Secretary of the United States Department of the Treasury and federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications that may result during the implementation process, are not yet known. Therefore, the short-term and long-term impact of the Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks is uncertain.
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
     Furthermore, the terms of our Series A preferred stock, of which 5,000 shares were outstanding as of December 31, 2010, prohibit us from declaring or paying dividends or distributions on any class of our common stock, unless all accrued and unpaid dividends for the three prior consecutive dividend periods have been paid. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.
Risks Relating to Our Class A Common Stock
     Our dividend policy may change.
     Although we have historically paid dividends to our stockholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our Board may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and adopted and will continue to make and adopt, capital management decisions and policies that could adversely impact the amount of dividends paid to our stockholders.

     The trading volume in our Class A Common Stock has been limited, and an active trading market may not develop.
     Our Class A common stock is currently traded on The NASDAQ Global Select Market. Our Class A common stock is thinly-traded and has substantially less liquidity than the average trading market for many other publicly-traded financial institutions and other companies. Therefore, investors have limited opportunities to sell their shares of Class A common stock in the open market. Limited trading of our Class A common stock also contributes to more volatile price fluctuations. An active trading market for our Class A common stock may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. Approximately 70% of our outstanding common stock is owned by members of the Scott family, our executive officers and directors and current and former employees. This substantial amount of stock that is owned by these individuals may adversely affect the development of an active and liquid trading market.
     Our Class A common stock share price could be volatile and could decline.
     The market price of our Class A common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•	prevailing market conditions;

•	our historical performance and capital structure;

•	estimates of our business potential and earnings prospects;

•	an overall assessment of our management; and

•	the consideration of these factors in relation to market valuation of companies in related businesses.
     At times the stock markets, including the NASDAQ Stock Market, on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
     Holders of the Class B common stock have voting control of our company and are able to determine virtually all matters submitted to stockholders, including potential change in control transactions.
     Members of the Scott family control in excess of 65% of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of the company’s assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.
     In addition, because these holders will have the ability to elect all of our directors they will be able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with your interests. Further, because of our dual class structure, members of the Scott family will continue to be able to control all matters submitted to our stockholder for approval even if they come to own less than 50% of the total outstanding shares of our common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control will limit your ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.

     Future equity issuances could result in dilution, which could cause our Class A common stock price to decline.
     We are not restricted from issuing additional Class A common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Class A common stock. We may issue additional Class A common stock in the future pursuant to current or future employee stock option plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of Class A common stock for any reason, the issuance would have a dilutive effect on the holders of our Class A common stock and could have a material negative effect on the market price of our Class A common stock.
     An investment in our Class A common stock is not an insured deposit.
     Our Class A common stock is not a bank savings account or deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or any other public or private entity. As a result, holders of our common stock could lose some or all of their investment.
     “Anti-takeover” provisions and the regulations to which we are subject also may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.
     We are a financial and bank holding company incorporated in the State of Montana. Anti-takeover provisions in Montana law and our articles of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of our Class A common stock. These provisions could adversely affect the market price of our Class A common stock and could reduce the amount that stockholders might receive if we are sold.
     Our articles of incorporation provide that our board of directors, or Board, may issue up to 95,000 additional shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then-prevailing market price of such Class A common stock.
     Further, the acquisition of specified amounts of our common stock (in some cases, the acquisition or control of more than 5% of our voting stock) may require certain regulatory approvals, including the approval of the Federal Reserve and one or more of our state banking regulatory agencies. The filing of applications with these agencies and the accompanying review process can take several months. Additionally, as discussed above, the holders of the Class B common stock will have voting control of our company. This and the other factors described above may hinder or even prevent a change in control of us, even if a change in control would be beneficial to our stockholders.
     We qualify as a “controlled company” under the NASDAQ Marketplace Rules and may rely on exemptions from certain corporate governance requirements.
     As a result of the combined voting power of the members of the Scott family described above, we qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a controlled company, we may rely on exemptions from certain NASDAQ corporate governance standards that are available to controlled companies, including the requirements that:
•	a majority of the board of directors consist of independent directors;

•	the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors; and

•	director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process.
     As a result, in the future, our compensation and governance & nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

     The Class A common stock is equity and is subordinate to our existing and future indebtedness and to our existing Series A preferred stock.
     Shares of our Class A common stock are equity interests and do not constitute indebtedness. As such, shares of our Class A common stock rank junior to all our indebtedness, including our subordinated term loans, the subordinated debentures held by trusts that have issued trust preferred securities and other non-equity claims on us with respect to assets available to satisfy claims on us. Additionally, holders of our Class A common stock are subject to the prior dividend and liquidation rights of any holders of our Series A preferred stock then outstanding.
     In the future, we may attempt to increase our capital resources or, if our Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Or, we may issue additional debt or equity securities as consideration for future mergers and acquisitions. Such additional debt and equity offerings may place restrictions on our ability to pay dividends on or repurchase our common stock, dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock. Furthermore, acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of our tangible book value and net income per common stock may occur in connection with any future transaction. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.
Item 1B. Unresolved Staff Comments
     We are an accelerated filer, as defined in Rule 12b-2 of the Exchange Act. We have not received any written comments from the SEC staff regarding our periodic or current reports filed under the Exchange Act.
Item 2. Properties
     Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 95,605 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 71 additional locations in Montana, Wyoming and western South Dakota, of which 18 properties are leased from independent third parties and 53 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
Item 3. Legal Proceedings
     In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of one or a combination of these matters to have a material adverse effect on our business.
Item 4. [Removed and Reserved]
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Description of Our Capital Stock
     Our articles provide for two classes of common stock: Class A common stock, which has one vote per share, and Class B common stock, which has five votes per share. Class B common stock is convertible into Class A common stock as described below. Our common stock is uncertificated.
     Our authorized capital stock consists of 200,100,000 shares, each with no par value per share, of which:
•	100,000,000 shares are designated as Class A common stock;

•	100,000,000 shares are designated as Class B common stock; and

•	100,000 shares are designated as preferred stock.

     At December 31, 2010, we had issued and outstanding 15,598,632 shares of Class A common stock, 27,202,062 shares of Class B common stock and 5,000 shares of preferred stock that have been designated as Series A preferred stock. At December 31, 2010, we also had outstanding stock options to purchase an aggregate of 31,624 shares of our Class A common stock and 3,553,228 shares of our Class B common stock.
     Members of the Scott family control in excess of 65% of the voting power of our outstanding common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control of our Company within the Scott family.
     Due to the ownership and control of our Company by members of the Scott family, we are a “controlled company” as that term is used under the NASDAQ Marketplace Rules. As a “controlled company,” we may rely on exemptions from certain NASDAQ corporate governance requirements, including those regarding independent director requirements for the Board and committees of the Board.
Preferred Stock
     Our Board is authorized, without approval of the holders of Class A common stock or Class B common stock, to provide for the issuance of preferred stock from time to time in one or more series in such number and with such designations, preferences, powers and other special rights as may be stated in the resolution or resolutions providing for such preferred stock. Our Board may cause us to issue preferred stock with voting, conversion and other rights that could adversely affect the holders of Class A common stock or Class B common stock or make it more difficult to effect a change in control.
     In connection with the First Western acquisition in January 2008, our Board authorized the issuance of 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, which ranks senior to our Class A common stock and Class B common stock with respect to dividend and liquidation rights. The Series A preferred stock has no voting rights. Holders of the Series A preferred stock are entitled to receive, when and if declared by the Board, noncumulative cash dividends at an annual rate of $675 per share (based on a 360 day year). In the event full dividends are not paid for three consecutive quarters, the Series A preferred stock holders are entitled to elect two members to our Board. The Series A preferred stock is subject to indemnification obligations and set-off rights pursuant to the purchase agreement entered into at the time of the First Western acquisition. We may, at our option, redeem all or any part of the outstanding Series A preferred stock at any time after January 10, 2013, subject to certain conditions, at a price of $10,000 per share plus accrued but unpaid dividends at the date fixed for redemption. The Series A preferred stock may be redeemed prior to January 10, 2013 only in the event we are entitled to exercise our set-off rights pursuant to the First Western purchase agreement. After January 10, 2018, the Series A preferred stock may be converted, at the option of the holder, into shares of our Class B common stock at a ratio of 320 shares of Class B common stock for every one share of Series A preferred stock.
Common Stock
     The holders of our Class A common stock are entitled to one vote per share and the holders of our Class B common stock are entitled to five votes per share on any matter to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law.
     The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. Directors are elected by a majority of the voting power present in person or represented by proxy at a shareholder meeting rather than by a plurality vote.
     The holders of our Class A common stock and Class B common stock are entitled to share equally in any dividends that our Board may declare from time to time from legally available funds and assets, subject to limitations under Montana law and the preferential rights of holders of any outstanding shares of preferred stock. If a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will be entitled to receive Class A common stock, or rights to acquire Class A common stock, as the case may be and the holders of Class B common stock will be entitled to receive Class B common stock, or rights to acquire Class B common stock, as the case may be.

     Upon any voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of our company, the holders of our Class A common stock and Class B common stock are entitled to share equally, on a per share basis, in all our assets available for distribution, after payment to creditors and subject to any prior distribution rights granted to holders of any outstanding shares of preferred stock.
     Our Class A common stock is not convertible into any other shares of our capital stock. Any holder of Class B common stock may at any time convert his or her shares into shares of Class A common stock on a share-for-share basis. The shares of Class B common stock will automatically convert into shares of Class A common stock on a share-for-share basis:
•	when the aggregate number of shares of our Class B common stock is less than 20% of the aggregate number of shares of our Class A common stock and Class B common stock then outstanding; or
•	upon any transfer, whether or not for value, except for transfers to the holder’s spouse, certain of the holder’s relatives, the trustees of certain trusts established for their benefit, corporations and partnerships wholly-owned by the holders and their relatives, the holder’s estate and other holders of Class B common stock.
     Once converted into Class A common stock, the Class B common stock cannot be reissued. No class of common stock may be subdivided or combined unless the other class of common stock concurrently is subdivided or combined in the same proportion and in the same manner.
     Other than in connection with dividends and distributions, subdivisions or combinations, or certain other circumstances, we are not authorized to issue additional shares of Class B common stock.
     Class A and Class B common stock do not have any preemptive rights.
     The Class B common stock is not and will not be listed on the NASDAQ Stock Market or any other exchange. Therefore, no trading market is expected to develop in the Class B common stock. Class A common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.”
     The table below sets forth, for each calendar quarter end in 2009, the minority appraised value of our Class B common stock as determined by an independent valuation expert prior to the Company’s initial public offering, or IPO, in March 2010.

Valuation Based on		Appraised
Financial Data as of	Valuation Effective Date	Minority Value

March 31, 2009	May 15, 2009	$15.250
June 30, 2009	August 17, 2009	15.000
September 30, 2009	November 16, 2009	15.375
December 31, 2009	February 5, 2010	15.000
     The table below sets forth, for each quarter in 2010, the quarterly high and low closing sales prices per share of the Class A common stock, as reported by the NASDAQ Stock Market.

Quarter Ended	High	Low

March 31, 2010	$16.97	$15.40
June 30, 2010	16.80	15.05
September 30, 2010	15.83	11.07
December 31, 2010	15.39	12.00
     As of December 31, 2010, we had 495 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 1,786,288 shares of Class A common stock held on behalf of 1,144 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends
     It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.
     Recent quarterly dividends follow:

	Amount	Total Cash
Dividend Payment	Per Share	Dividends

First quarter 2009	$0.1625	$5,127,714
Second quarter 2009	$0.1125	3,522,836
Third quarter 2009	$0.1125	3,513,986
Fourth quarter 2009	$0.1125	3,528,996
First quarter 2010	$0.1125	3,519,163
Second quarter 2010	$0.1125	4,792,655
Third quarter 2010	$0.1125	4,796,025
Fourth quarter 2010	$0.1125	4,796,835
First quarter 2011	$0.1125	4,797,595
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
Sales of Unregistered Securities
     There were no issuances of unregistered securities during the fourth quarter of 2010.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2010.
Purchases of Equity Securities by Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 2010	—	$—	Not Applicable	Not Applicable
November 2010	—	—	Not Applicable	Not Applicable
December 2010	—	—	Not Applicable	Not Applicable

Total	—	—	Not Applicable	Not Applicable

Performance Graph
     The performance graph below compares the cumulative total shareholder return on our Class A common stock since our Class A common stock began trading on the Nasdaq Global Select Market on March 23, 2010 as compared with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index over the same period. The Nasdaq Bank Index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the Nasdaq Stock Market. The Nasdaq Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. This graph assumes a $100.00 investment in our common stock on the first day of trading, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

	Period Ending
Index	03/23/10	04/30/10	06/30/10	08/31/10	10/31/10	12/31/10

First INterstate BancSystem, Inc.	100.00	112.50	110.02	79.87	91.40	108.27
NASDAQ Composite	100.00	101.96	87.56	87.92	104.44	110.78
NASDAQ Bank	100.00	104.85	89.04	82.31	87.79	98.86

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2010 and 2009, and the results of our operations for the fiscal years ended December 31, 2010, 2009 and 2008, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2008, 2007 and 2006, and the results of our operations for the fiscal years ended December 31, 2007 and 2006, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary
(Dollars in thousands except per share data)

As of or for the year ended December 31,	2010	2009	2008	2007	2006

Selected Balance Sheet Data:
Net loans	$4,247,429	$4,424,974	$4,685,497	$3,506,625	$3,262,911
Investment securities	1,933,403	1,446,280	1,072,276	1,128,657	1,124,598
Total assets	7,500,970	7,137,653	6,628,347	5,216,797	4,974,134
Deposits	5,925,713	5,824,056	5,174,259	3,999,401	3,708,511
Securities sold under repurchase agreements	620,154	474,141	525,501	604,762	731,548
Long-term debt	37,502	73,353	84,148	5,145	21,601
Subordinated debentures held by subsidiary trusts	123,715	123,715	123,715	103,095	41,238
Preferred stockholders’ equity	50,000	50,000	50,000	—	—
Common stockholders’ equity	686,802	524,434	489,062	444,443	410,375

Selected Income Statement Data:
Interest income	$314,546	$328,034	$355,919	$325,557	$293,423
Interest expense	63,107	84,898	120,542	125,954	105,960

Net interest income	251,439	243,136	235,377	199,603	187,463
Provision for loan losses	66,900	45,300	33,356	7,750	7,761

Net interest income after provision for loan losses	184,539	197,836	202,021	191,853	179,702
Non-interest income	90,911	100,690	128,597	92,367	102,181
Non-interest expense	221,004	217,710	222,541	178,786	164,775

Income before income taxes	54,446	80,816	108,077	105,434	117,108
Income tax expense	17,090	26,953	37,429	36,793	41,499

Net income	37,356	53,863	70,648	68,641	75,609
Preferred stock dividends	3,422	3,422	3,347	—	—

Net income available to common shareholders	$33,934	$50,441	$67,301	$68,641	$75,609

Common Share Data:
Earnings per share:
Basic	$0.85	$1.61	$2.14	$2.11	$2.33
Diluted	0.85	1.59	2.10	2.06	2.28
Dividends per share	0.45	0.50	0.65	0.74	0.57
Book value per share (1)	16.05	16.73	15.50	13.88	12.60
Tangible book value per share (2)	11.55	10.53	9.27	12.70	11.44
Weighted average shares outstanding:
Basic	39,907,640	31,335,668	31,484,136	32,507,216	32,450,440
Diluted	40,127,365	31,678,500	32,112,672	33,289,920	33,215,960

Five Year Summary (continued)
(Dollars in thousands except per share data)

As of or for the year ended December 31,	2010	2009	2008	2007	2006

Financial Ratios:
Return on average assets	0.52%	0.79%	1.12%	1.37%	1.60%
Return on average common stockholders’ equity	5.22	9.98	14.73	16.14	20.38
Average stockholders’ equity to average assets	9.67	8.16	7.98	8.52	7.85
Yield on average earning assets	4.85	5.44	6.37	7.21	6.94
Cost of average interest bearing liabilities	1.15	1.63	2.50	3.43	3.05
Interest rate spread	3.70	3.81	3.87	3.78	3.89
Net interest margin (3)	3.89	4.05	4.25	4.46	4.47
Efficiency ratio (4)	64.55	63.32	61.14	61.23	56.89
Common stock dividend payout ratio (5)	52.94	31.06	30.37	35.07	24.46
Loan to deposit ratio	73.71	77.75	92.24	88.99	89.26

Asset Quality Ratios
Non-performing loans to total loans (6)	4.82%	2.75%	1.90%	0.98%	0.53%
Non-performing assets to total loans and other real estate owned (OREO) (7)	5.55	3.57	2.03	1.00	0.55
Non-performing assets to total assets	3.26	2.28	1.46	0.68	0.36
Allowance for loan losses to total loans	2.76	2.28	1.83	1.47	1.43
Allowance for loan losses to non-performing loans	57.19	82.64	96.03	150.66	269.72
Net charge-offs to average loans	1.01	0.63	0.28	0.08	0.09

Capital Ratios:
Tangible common stockholders equity to tangible assets (8)	6.76%	4.76%	4.55%	7.85%	7.55%
Net tangible common stockholders equity to tangible assets (9)	7.59%	5.63%	5.49%	7.95%	7.65%
Tier 1 common capital to total risk weighted assets (10)	10.12	6.43	5.35	9.95	9.68
Leverage ratio	9.27	7.30	7.13	9.92	8.61
Tier 1 risk-based capital	13.53	9.74	8.57	12.39	10.71
Total risk-based capital	15.50	11.68	10.49	13.64	11.93

(1)	For purposes of computing book value per share, book value equals common stockholders’ equity.

(2)	Tangible book value per share is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible book value per share, tangible book value equals common stockholders’ equity less goodwill, core deposit intangibles and other intangible assets (except mortgage servicing rights). Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding, and its most directly comparable GAAP financial measure is book value per share. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(3)	Net interest margin ratio is presented on a fully taxable equivalent, or FTE, basis.

(4)	Efficiency ratio represents non-interest expense, excluding loan loss provision, divided by the aggregate of net interest income and non-interest income.

(5)	Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

(6)	Non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans.

(7)	Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest and restructured loans and OREO.

(8)	Tangible common equity to tangible assets is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholders’ equity less goodwill and other intangible assets (except mortgage servicing assets), and tangible assets is calculated as total assets less goodwill and other intangible assets (except mortgage servicing rights). See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(9)	Net tangible common equity to tangible assets is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing net tangible common equity to tangible assets, net tangible common equity is calculated as common stockholders’ equity less goodwill (adjusted for associated deferred tax liability) and other intangible assets (except mortgage servicing assets), and tangible assets is calculated as total assets less goodwill and other intangible assets (except mortgage servicing rights). See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(10)	For purposes of computing tier 1 common capital to total risk-weighted assets, tier 1 common capital excludes preferred stock and trust preferred securities.

Non-GAAP Financial Measures
     In addition to results presented in accordance with generally accepted accounting principals in the United States of America, or GAAP, this annual report contains the following non-GAAP financial measures that management uses to evaluate our capital adequacy: tangible book value per share, tangible common equity to tangible assets and net tangible common equity to tangible assets. Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding. Tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing assets). Tangible common equity to tangible assets is calculated as tangible common stockholders’ equity divided by tangible assets. Net tangible common equity to tangible assets is calculated as net tangible common stockholders’ equity divided by tangible assets. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. They also should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP.
     The following table shows a reconciliation from ending stockholders’ equity (GAAP) to ending tangible common stockholders’ equity (non-GAAP) and ending net tangible common stockholders’ equity (non-GAAP) and ending assets (GAAP) to ending tangible assets (non-GAAP), their most directly comparable GAAP financial measures, in each instance as of the periods presented.
Five Year Summary
(Dollars in thousands except per share data)

As of December 31,	2010	2009	2008	2007	2006

Preferred stockholders’ equity	$50,000	$50,000	$50,000	$—	$—
Common stockholders’ equity	686,802	524,434	489,062	444,443	410,375

Total stockholders’ equity	736,802	574,434	539,062	444,443	410,375
Less goodwill and other intangible assets	192,518	194,273	196,667	37,637	37,812
Less preferred stock	50,000	50,000	50,000	—	—

Tangible common stockholders’ equity	$494,284	$330,161	$292,395	$406,806	$372,563
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	4,907	4,907

Net tangible common stockholders’ equity	$554,783	$390,660	$352,894	$411,713	$377,470

Number of common shares outstanding	42,800,694	31,349,588	31,550,076	32,024,164	32,579,152
Book value per common share	$16.05	$16.73	$15.50	$13.88	$12.60
Tangible book value per common share	11.55	10.53	9.27	12.70	11.44

Total assets	$7,500,970	$7,137,653	$6,628,347	$5,216,797	$4,974,134
Less goodwill and other intangible assets	192,518	194,273	196,667	37,637	37,812

Tangible assets	$7,308,452	$6,943,380	$6,431,680	$5,179,160	$4,936,322

Tangible common stockholders’ equity to tangible assets	6.76%	4.76%	4.55%	7.85%	7.55%
Net tangible common stockholders’ equity to tangible assets	7.59%	5.63%	5.49%	7.95%	7.65%

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
•	credit losses;

•	concentrations of real estate loans;

•	economic and market developments, including inflation;

•	commercial loan risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	increases in deposit insurance premiums;

•	inability to grow business;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act;

•	changes in or noncompliance with governmental regulations;

•	effects of recent legislative and regulatory efforts to stabilize financial markets;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	failure of technology;

•	reliance on external vendors;

•	disruption of vital infrastructure and other business interruptions;

•	illiquidity in the credit markets;

•	inability to meet liquidity requirements;

•	lack of acquisition candidates;

•	failure to manage growth;

•	competition;

•	inability to manage risks in turbulent and dynamic market conditions;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	failure to effectively implement technology-driven products and services;

•	litigation pertaining to fiduciary responsibilities;

•	capital required to support the Company’s bank subsidiary;

•	soundness of other financial institutions;

•	impact of Basel III capital standards and forthcoming new capital rules proposed for U.S. banks;

•	inability of our bank subsidiary to pay dividends;

•	change in dividend policy;

•	lack of public market for our Class A common stock;

•	volatility of Class A common stock;

•	voting control of Class B stockholders;

•	decline in market price of Class A common stock;

•	dilution as a result of future equity issuances;

•	uninsured nature of any investment in Class A common stock;

•	anti-takeover provisions;

•	controlled company status; and

•	subordination of common stock to Company debt.

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
Executive Overview
     We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2010, we had consolidated assets of $7.5 billion, deposits of $5.9 billion, loans of $4.4 billion and total stockholders’ equity of $737 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare and professional services, education and governmental services, construction, mining and retail and wholesale trade.
Our Business
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
     In furtherance of our strategy to maintain and enhance our long-term performance while we continue to grow and expand our business, we completed two strategic transactions in 2008. In January 2008 we completed the First Western acquisition, which comprised the purchase of two banks (First Western Bank in Wall, South Dakota and The First Western Bank Sturgis in Sturgis, South Dakota) and a data center located in western South Dakota with combined total assets as of the acquisition date of approximately $913 million. Because the results of First Western Bank are not included in our results for the periods prior to the date of acquisition, our results and other financial data for such prior periods may not be comparable in all respects to our results for periods after the date of acquisition. On December 31, 2008, we completed the disposition of i_Tech, our technology services subsidiary, to a national technology services provider. The disposition eliminated our technology services operating segment, enabling us to focus on our core business and only remaining segment, community banking. Because the operating results attributable to our former technology services operating segment are not included in our operating results for periods subsequent to the date of disposition, our results for periods prior to the date of that transaction may not be comparable in all respects. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Acquisitions and Dispositions” included in Part IV, Item 15 of this report.
Recent Developments
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Many of our local economies have not been impacted as severely by the national economic and real estate downturn, sub-prime mortgage crisis and related financial market conditions as many areas of the United States. Although the impacts of the national economic and financial market conditions are uncertain, these factors affect our business and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.

     In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program. The TAG program provided full FDIC insurance coverage for non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyers Trust accounts through December 31, 2010. Participants in the TAG program had a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. We opted out of the TAG extension effective July 1, 2010. Management does not expect deposits will be adversely affected by discontinuation of the TAG program.
     In July 2010, the Dodd-Frank Act was signed into law and will result in significant changes in the regulation of financial institutions. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act will have on us and the financial industry in general, we believe the Dodd-Frank Act and the regulations promulgated thereunder will result in additional administrative burdens that will obligate us to incur additional costs and expenses. Provisions of the Act that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Although the treatment as Tier 1 capital of our existing trust preferred securities will be grandfathered under the Act, provisions of the Act that revoke Tier 1 capital treatments of trust preferred securities and otherwise require revisions to capital requirements may cause us to seek other sources of capital in the future. Furthermore, the Dodd-Frank Act could limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, reduce interchange fees, require us to renegotiate payment network agreements or enter into multiple payment network agreements, require a significant amount of management’s time and attention, and otherwise adversely impact our business, financial condition, results of operations and prospects.
     In September 2010, the Small Business Jobs Act of 2010, or the Jobs Act, was signed into legislation. The Jobs Act, among other things, creates a $30 billion fund, the Small Business Lending Fund, to provide capital for banks with assets under $10 billion to increase their small business lending. Management believes our current capital and liquidity is sufficient to fund loan demand in our market areas. As such, we do not anticipate we will participate in the Small Business Lending Fund program.
     In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest bearing transaction accounts, which became effective on December 31, 2010 and terminates on December 31, 2012.
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
     On March 29, 2010, we concluded our IPO, of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the offering, after deducting the underwriting discount, commissions and other offering expenses.
Asset Quality
     Challenging economic conditions continue to have a negative impact on businesses and consumers in some of our market areas. General declines in the real estate and housing markets resulted in continued deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. Our non-performing assets increased to $244 million, or 5.55% of total loans and OREO, as of December 31, 2010, from $163 million, or 3.57% of total loans and OREO, as of December 31, 2009. Loan charge-offs, net of recoveries, totaled $49 million during 2010, as compared to $30 million during 2009, with all major loan categories reflecting increases. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $66.9 million during 2010, compared to $45.3 million during 2009. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on our loan portfolio. Given the current economic conditions and trends, management believes we will continue to experience high levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.

Goodwill
     During third quarter 2010, we conducted our annual testing of goodwill for impairment and determined that goodwill was not impaired as of July 1, 2010. If goodwill were to become impaired in future periods, we would be required to record a noncash downward adjustment to income, which would result in a corresponding decrease to our stated book value that could under certain circumstances render our Bank unable to pay dividends to us, thereby reducing our cash flow, creating liquidity issues and negatively impacting our ability to pay dividends to our shareholders. Conversely, any such goodwill impairment charge could enable us to record an offsetting favorable tax deduction in the year of the impairment, which would result in a corresponding increase to our tangible book value and benefit to our regulatory capital ratios. Goodwill as of December 31, 2010 was $184 million. Approximately $159 million of our goodwill is deductible for tax purposes, of which $52 million has been recognized for tax purposes through December 31, 2010, resulting in a deferred tax liability of $20 million.
Mortgage Servicing Rights
     Mortgage servicing rights are evaluated quarterly for impairment. Impairment adjustments, if any, are recorded through a valuation allowance. In an effort to reduce our exposure to earning charges or credits resulting from volatility in the fair value of our mortgage servicing rights, we sold mortgage servicing rights with a carrying value of $5 million to a secondary market investor during fourth quarter 2010 at a loss of approximately $1.5 million. Management will continue to evaluate opportunities for additional sales of mortgage servicing rights in the future.
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
     We seek to maintain a diverse and high quality loan portfolio, and we evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
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

     We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements, liquidity or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. See “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “—Financial Condition—Allowance for Loan Losses.” See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”
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

Other Real Estate Owned
     Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Determining the fair value of OREO is considered a critical accounting estimate due to the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. For additional information regarding OREO, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Other Real Estate Owned,” included in Part IV, Item 15 of this report.
Results of Operations
     The following discussion of our results of operations compares the years ended December 31, 2010 to December 31, 2009 and the years ended December 31, 2009 to December 31, 2008.
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
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1) (2)	$4,482,219	$268,279	5.99%	$4,660,189	$281,799	6.05%	$4,527,987	$306,976	6.78%
U.S. government agency and mortgage-backed securities	1,529,628	41,824	2.73	1,016,632	41,887	4.12	923,912	43,336	4.69
Federal funds sold	6,238	22	0.35	105,423	253	0.24	55,205	1,080	1.96
Other securities	376	—	—	1,556	50	3.21	5,020	214	4.26
Tax exempt securities (2)	133,207	7,802	5.86	134,373	8,398	6.25	147,812	9,382	6.35
Interest bearing deposits in banks	429,657	1,093	0.25	199,316	520	0.26	5,946	191	3.21

Total interest earnings assets	6,581,325	319,020	4.85	6,117,489	332,907	5.44	5,665,882	361,179	6.37
Non-earning assets	665,012			687,110			667,206

Total assets	$7,246,337			$6,804,599			$6,333,088

Interest bearing liabilities:
Demand deposits	$1,135,208	$3,430	0.30%	$1,083,054	$4,068	0.38%	$1,120,807	$12,966	1.16%
Savings deposits	1,530,844	8,934	0.58	1,321,625	10,033	0.76	1,144,553	18,454	1.61
Time deposits	2,143,899	41,585	1.94	2,129,313	59,125	2.78	1,688,859	65,443	3.87
Repurchase agreements	480,276	879	0.18	422,713	776	0.18	537,267	7,694	1.43
Borrowings (3)	5,779	3	0.05	57,016	1,367	2.40	126,941	3,130	2.47
Long-term debt	46,024	2,433	5.29	79,812	3,249	4.07	86,909	4,578	5.27
Subordinated debentures held by by subsidiary trusts	123,715	5,843	4.72	123,715	6,280	5.08	123,327	8,277	6.71

Total interest bearing liabilities	5,465,745	63,107	1.15	5,217,248	84,898	1.63	4,828,663	120,542	2.50
Non-interest bearing deposits	1,021,409			965,226			940,968
Other non-interest bearing liabilities	58,778			66,862			57,922
Stockholders’ equity	700,405			555,263			505,535

Total liabilities and stockholders’ equity	$7,246,337			$6,804,599			$6,333,088

Net FTE interest income		$255,913			$248,009			$240,637
Less FTE adjustments (2)		(4,474)			(4,873)			(5,260)

Net interest income from consolidated statements of income		$251,439			$243,136			$235,377

Interest rate spread			3.70%			3.81%			3.87%

Net FTE interest margin (4)			3.89%			4.05%			4.25%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

     Deposit growth combined with corresponding increases in interest earning assets resulted in increases in net interest income, on a fully taxable equivalent, or FTE, basis. Our FTE net interest income increased $7.9 million, or 3.2%, to $255.9 million in 2010, compared to $248.0 million in 2009. Despite growth in net FTE interest income, our net FTE interest margin decreased 16 basis points to 3.89% in 2010, compared to 4.05% in 2009. Deposit growth coupled with low demand for loans resulted in a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding investment securities and interest bearing deposits in banks, which compressed our FTE net interest margin ratio. Average loans decreased $178 million, or 3.8%, to $4,482 million as of December 31, 2010, from $4,660 million as of December 31, 2009. The remaining compression in net interest margin ratio was attributable to lower yields earned on our investment security and loan portfolios, and was partially offset by a 48 basis point reduction in funding costs during 2010. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, received during the second quarter of 2010 were initially invested in interest bearing deposits in banks, which yielded 25 basis points during 2010.
     Our net interest income, on a FTE basis, increased $7.4 million, or 3.1%, to $248.0 million in 2009, compared to $240.6 million in 2008. Our net FTE interest margin decreased 20 basis points to 4.05% in 2009, compared to 4.25% in 2008. Our focus on balancing growth to improve liquidity combined with weak loan demand during 2009 resulted in higher federal funds sold balances, which produce lower yields than other interest earnings assets. In addition, interest-free and low cost funding sources, such as demand deposits, federal funds purchased and short-term borrowings comprised a smaller percentage of our total funding base, which further compressed our net FTE interest margin ratio.
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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	compared with			compared with			compared with
	December 31, 2009			December 31, 2008			December 31, 2007
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$(10,762)	$(2,758)	$(13,520)	$8,963	$(34,140)	$(25,177)	$85,640	$(52,684)	$32,956
U.S. government agency and mortgage-backed securities	21,136	(21,199)	(63)	4,349	(5,798)	(1,449)	1,484	(798)	686
Federal funds sold	(238)	7	(231)	982	(1,809)	(827)	(1,631)	(1,711)	(3,342)
Other securities	(38)	(12)	(50)	(148)	(16)	(164)	15	196	211
Tax exempt securities (1)	(73)	(523)	(596)	(853)	(131)	(984)	2,330	(164)	2,166
Interest bearing deposits in banks	601	(28)	573	6,212	(5,883)	329	(1,010)	(106)	(1,116)

Total change	10,626	(24,513)	(13,887)	19,505	(47,777)	(28,272)	86,828	(55,267)	31,561

Interest bearing liabilities:
Demand deposits	196	(834)	(638)	(437)	(8,461)	(8,898)	2,749	(13,414)	(10,665)
Savings deposits	1,588	(2,687)	(1,099)	2,855	(11,276)	(8,421)	5,229	(10,878)	(5,649)
Time deposits	405	(17,945)	(17,540)	17,068	(23,386)	(6,318)	27,309	(13,681)	13,628
Repurchase agreements	106	(3)	103	(1,640)	(5,278)	(6,918)	(805)	(12,713)	(13,518)
Borrowings (2)	(1,228)	(136)	(1,364)	(1,724)	(39)	(1,763)	5,953	(3,251)	2,702
Long-term debt	(1,375)	559	(816)	(374)	(955)	(1,329)	3,930	181	4,111
Subordinated debentures held by subsidiary trusts	—	(437)	(437)	26	(2,023)	(1,997)	6,956	(2,977)	3,979

Total change	(308)	(21,483)	(21,791)	15,774	(51,418)	(35,644)	51,321	(56,733)	(5,412)

Increase (decrease) in FTE net interest income (1)	$10,934	$(3,030)	$7,904	$3,731	$3,641	$7,372	$35,507	$1,466	$36,973

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

Provision for Loan Losses
     The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “—Critical Accounting Estimates and Significant Accounting Policies” included herein.
     Effects of the broad recession began to impact our market areas in 2008. Ongoing stress from weakening economic conditions through 2010 resulted in higher levels of non-performing loans, particularly real estate loans. Fluctuations in provisions for loan losses reflect our assessment of the estimated effects of current economic conditions on our loan portfolio. The provision for loan losses increased $21.6 million, or 47.7%, to $66.9 million in 2010, as compared to $45.3 million in 2009, and increased $11.9 million, or 35.8%, to $45.3 million in 2009, as compared to $33.4 million in 2008. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.
Non-interest Income
     Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and wealth management revenues. Non-interest income decreased $9.8 million, or 9.7%, to $90.9 million in 2010, from $100.7 million in 2009. Non-interest income decreased $27.9 million, or 21.7%, to $100.7 million in 2009, from $128.6 million in 2008. Significant components of these decreases are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $747,000, or 2.6%, to $29.4 million in 2010, from $28.7 million in 2009, and $554,000, or 2.0%, to $28.7 million in 2009, from $28.2 million in 2008. These increases were primarily due to higher debit card interchange income resulting from increased volumes of debit card transactions. Increases in debit card interchange income in 2009, as compared to 2008, were partially offset by decreases in insurance and other commissions of $709,000.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased $8.1 million, or 26.1%, to $22.9 million in 2010, from $30.9 million in 2009, due to a substantial decline in refinancing activity from early 2009. Refinancing activity accounted for approximately 60% of the Company’s residential real estate loan originations during 2010, as compared to 71% during 2009. Decreases in refinancing activity were partially offset by increases in originations of new loans to purchase homes, which increased 1.6% during 2010, as compared 2009.
     Income from the origination and sale of loans increased $18.6 million, or 151.7% to $30.9 million in 2009, from $12.3 million in 2008. Low market interest rates increased demand for residential mortgage loans in 2009, as compared to 2008.
     Service charges on deposit accounts decreased $2.1 million, or 10.5%, to $18.2 million in 2010, from $20.3 million in 2009 and 1.9%, to $20.3 million in 2009, from $20.7 million in 2008, primarily due to decreases in the number of overdraft fees assessed. Management attributes the decline in overdraft fees to changes in consumer behavior. The Federal Reserve Board issued a final rule that became effective on July 1, 2010 prohibiting financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer consents, or opts in, to the overdraft service for those types of transactions. Management does not expect this rule will have a significant impact because we generally did not assess overdraft fees on automated teller machine and one-time debit card transactions.
     Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $1.6 million, or 14.5% to $12.4 million in 2010, from $10.8 million in 2009, due to higher trust management fees resulting from the introduction of revised fee schedules in April 2009, the addition of new trust customers and increases in the market values of new and existing assets under trust management.

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
     Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.9 million, or 19.8%, to $7.8 million in 2010, from $9.7 million in 2009, primarily due to the recognition of a $2.1 million one-time gain on the sale of Visa Class B common shares during third quarter 2009. Decreases in other income were partially offset by a $249 thousand one-time gain on the sale of our student loan portfolio recognized during third quarter 2010.
     Other income decreased $420,000, or 4.1%, to $9.7 million in 2009, from $10.2 million in 2008. During third quarter 2009, we recorded a non-recurring gain of $2.1 million on the sale of our Visa Inc. Class B shares. During first quarter 2008, we recorded non-recurring gains of $1.6 million on the mandatory redemption of Visa Inc. Class B shares and $1.1 million from the release of escrow funds related to the December 2006 sale of our interest in an internet bill payment company.
     On December 31, 2008, we completed the sale of our technology services subsidiary, i_Tech, to a national technology services provider. We recorded a $27.1 million net gain on the sale in 2008. i_Tech provided technology support services to us, our Bank and nonbank subsidiaries and to non-affiliated customers in our market areas and nine additional states. During 2008 i_Tech generated $17.7 million in non-affiliate revenues. Subsequent to the sale, we no longer receive technology services revenues from non-affiliates.
Non-interest Expense
     Non-interest expense increased $3.3 million, or 1.5%, to $221.0 million in 2010, from $217.7 million in 2009. Non-interest expense decreased $4.8 million, or 2.2%, to $217.7 million in 2009, from $222.5 million in 2008. Significant components of these fluctuations are discussed below.
     Salaries, wages and employee benefits expense decreased $902,000, or less than 1.0%, to $112.7 million in 2010 compared to $113.6 million for the same period in 2009. Normal inflationary wage increases and increases in group health insurance and stock-based compensation expenses were more than offset by reductions in sales commissions and bonus accruals in 2010. Salaries, wages and employee benefits expense decreased $455,000, or less than 1.0%, to $113.6 million in 2009 compared to $114.0 million for the same period in 2008. Normal inflationary and other increases in salaries, wages and employee benefits were offset by a reduction of approximately 120 full-time equivalent employees due to the sale of i_Tech in December 2008.
     Furniture and equipment expense increased $1.0 million, or 8.3%, to $13.4 million in 2010, from $12.4 million in 2009. The increase is primarily due to higher depreciation and maintenance expenses resulting from the addition of a new operations building and branch banking office during fourth quarter 2009. Furniture and equipment expense decreased $6.5 million, or 34.3%, to $12.4 million in 2009, from $18.9 million in 2008, primarily due to decreases in equipment maintenance and deprecation due to the sale i_Tech in December 2008.
     FDIC insurance premiums decreased $2.1 million, or 17.2%, to $10.0 million in 2010, from $12.1 million in 2009. primarily due to a special FDIC insurance assessment levied during second quarter 2009, which was applicable to all insured depository institutions, and resulted in additional FDIC insurance expense of $3.1 million. In addition, effective July 1, 2010, we opted out of participation in the Transaction Account Guarantee component of the Temporary Liquidity Guaranty Program, which provided full FDIC insurance coverage for certain transaction deposit accounts, which reduced our FDIC insurance premiums during third quarter 2010.
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

     Outsourced technology services expense decreased $1.1 million, or 10.3%, to $9.5 million in 2010, from $10.6 million in 2009 primarily due to costs associated with the transition from internal technology processing to outsourced technology processing expensed in 2009. Outsourced technology services expense increased $6.6 million, or 163.1%, to $10.6 million in 2009, from $4.0 million in 2008. Concurrent with the December 31, 2008 sale of i_Tech, we entered into a service agreement with the purchaser to receive data processing, electronic funds transfer and other technology services previously provided by i_Tech. This increase in outsourced technology services expense was largely offset by decreases in salaries, wages and benefits; furniture and equipment; occupancy; and other expenses.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. Mortgage servicing rights amortization decreased $3.0 million, or 39.0%, to $4.6 million in 2010, from $7.6 million in 2009 and increased $1.7 million, or 27.9%, to $7.6 million in 2009, from $5.9 million in 2008.
     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During 2010 we reversed previously recorded impairment of $787,000 as compared to a reversal of a previously recorded impairment of $7.2 million during 2009 and additional impairment of $10.9 million in 2008.
     On December 1, 2010, we sold mortgage servicing rights with a book value of $5 million. A loss of $1.5 million on the sale was included in other expenses. In conjunction with the sale, we entered into an agreement with the purchaser whereby we continue to sub-service the loans underlying the sold mortgage servicing rights. The sub-servicing agreement may by terminated by the purchaser upon written notice, subject to termination fees during the first three years of the agreement. Subsequent to the third anniversary of the sub-servicing agreement, either party may terminate the agreement with written notice.
     OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties, fluctuations in the number of OREO properties held and the carrying costs and/or operating expenses associated with those properties. OREO expense increased $1.3 million, or 19.9%, to $7.7 million in 2010, as compared to $6.4 million in 2009, primarily due to write-downs of the estimated fair value of OREO properties. OREO expense increased to $6.4 million in 2009, as compared to $215,000 in 2008, primarily due to a $4.3 million write-down of the carrying value of one real estate development property due to a decline in the estimated market value of the property.
     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. We recorded core deposit intangibles of $14.9 million in conjunction with the acquisition of the First Western entities. These intangibles are being amortized using an accelerated method over their weighted average expected useful lives of 9.2 years. Core deposit intangible amortization expense was $1.7 million in 2010, compared to $2.1 million in 2009 and $2.5 million in 2008. For additional information regarding core deposit intangibles, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15.
     Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses increased $1.6 million, or 3.7%, to $45.9 million in 2010, from $44.3 million in 2009, primarily due to a $1.5 million loss on the sale of mortgage servicing assets recorded during fourth quarter 2010.
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
Income Tax Expense
     Our effective federal tax rate was 26.8% for the year ended December 31, 2010, 29.1% for the year ended December 31, 2009 and 30.3% for the year ended December 31, 2008. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the year ended December 31, 2010, 4.2% for the year ended December 31, 2009 and 4.4% for the year ended December 31, 2008. Changes in effective federal and state income tax rates are primarily due to fluctuations in tax exempt interest income as a percentage of total income.

Net Income Available to Common Shareholders
     Net income available to common shareholders was $33.9 million, or $0.85 per diluted share, in 2010, as compared to $50.4 million, or $1.59 per diluted share, in 2009 and $67.3 million, or $2.10 per diluted share in 2008.
Summary of Quarterly Results
     The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2010 and 2009.
Quarterly Results
 (Dollars in thousands except per share data)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2010:
Interest income	$79,499	$79,867	$78,965	$76,215	$314,546
Interest expense	17,830	16,691	15,221	13,365	63,107

Net interest income	61,669	63,176	63,744	62,850	251,439
Provision for loan losses	11,900	19,500	18,000	17,500	66,900

Net interest income after provision for loan losses	49,769	43,676	45,744	45,350	184,539
Non-interest income	19,508	21,037	24,855	25,511	90,911
Non-interest expense	52,745	55,426	58,010	54,823	221,004

Income before income taxes	16,532	9,287	12,589	16,038	54,446
Income tax expense	5,402	2,628	3,860	5,200	17,090

Net income	11,130	6,659	8,729	10,838	37,356
Preferred stock dividends	844	853	862	863	3,422

Net income available to common shareholders	$10,286	$5,806	$7,867	$9,975	$33,934

Basic earnings per common share	$0.33	$0.14	$0.18	$0.23	$0.85
Diluted earnings per common share	0.32	0.14	0.18	0.23	0.85
Dividends per common share	0.1125	0.1125	0.1125	0.1125	0.4500

Year Ended December 31, 2009:
Interest income	$81,883	$81,148	$82,325	$82,678	$328,034
Interest expense	22,820	21,958	21,026	19,094	84,898

Net interest income	59,063	59,190	61,299	63,584	243,136
Provision for loan losses	9,600	11,700	10,500	13,500	45,300

Net interest income after provision for loan losses	49,463	47,490	50,799	50,084	197,836
Non-interest income	26,213	27,267	25,000	22,210	100,690
Non-interest expense	50,445	54,737	57,376	55,152	217,710

Income before income taxes	25,231	20,020	18,423	17,142	80,816
Income tax expense	8,543	6,684	6,105	5,621	26,953

Net income	16,688	13,336	12,318	11,521	53,863
Preferred stock dividends	844	853	862	863	3,422

Net income available to common shareholders	$15,844	$12,483	$11,456	$10,658	$50,441

Basic earnings per common share	$0.50	$0.40	$0.37	$0.34	$1.61
Diluted earnings per common share	0.49	0.39	0.36	0.34	1.59
Dividends per common share	0.1625	0.1125	0.1125	0.1125	0.5000

Financial Condition
     Total assets increased $363 million, or 5.1%, to $7,501 million as of December 31, 2010, from $7,138 million as of December 31, 2009 and increased $509 million, or 7.7%, to $7,138 million as of December 31, 2009, from $6,628 million as of December 31, 2008, primarily due to organic growth. In addition, we received proceeds from our IPO of $119 million, net of IPO costs and after the repayment of our variable rate term notes.
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
     Total loans decreased $160 million, or 3.5%, to $4,368 million as of December 31, 2010, from $4,528 million as of December 31, 2009 and decreased $245 million, or 5.1% to $4,528 million as of December 31, 2009 from $4,773 million as of December 31, 2008, primarily due to weak loan demand in our market areas.
     The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
 (Dollars in thousands)

	As of December 31,
	2010	Percent	2009	Percent	2008	Percent	2007	Percent	2006	Percent

Loans
Real estate:
Commercial	$1,565,665	35.8%	$1,556,273	34.4%	$1,483,967	31.1%	$1,018,831	28.6%	$937,695	28.3%
Construction	527,458	12.1	636,892	14.1	790,177	16.5	664,272	18.7	579,603	17.5
Residential	549,604	12.6	539,098	11.9	587,464	12.3	419,001	11.8	402,468	12.2
Agricultural	182,794	4.2	195,045	4.3	191,831	4.0	142,256	4.0	137,659	4.1
Other	46,408	1.0	36,430	0.8	47,076	1.0	26,080	0.7	25,360	0.8
Consumer	646,580	14.8	677,548	14.9	669,731	14.0	608,002	17.1	605,858	18.3
Commercial	730,471	16.7	750,647	16.6	853,798	17.9	593,669	16.7	542,325	16.4
Agricultural	116,546	2.7	134,470	3.0	145,876	3.1	81,890	2.3	76,644	2.3
Other loans	2,383	0.1	1,601	—	2,893	0.1	4,979	0.1	2,751	0.1

Total loans	4,367,909	100.0%	4,528,004	100.0%	4,772,813	100.0%	3,558,980	100.0%	3,310,363	100.0%
Less allowance for loan losses	120,480		103,030		87,316		52,355		47,452

Net loans	$4,247,429		$4,424,974		$4,685,497		$3,506,625		$3,262,911

Ratio of allowance to total loans	2.76%		2.28%		1.83%		1.47%		1.43%

     Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate. Residential real estate loans are typically sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years.
     Commercial real estate loans. Commercial real estate loans increased $9 million, or less than 1.0%, to $1,566 million as of December 31, 2010, from $1,556 million as of December 31, 2009. Commercial real estate loans increased $72 million, or 4.9%, to $1,556 million as of December 31, 2009, from $1,484 million as of December 31, 2008, primarily due to permanent financing for loans on projects under construction as of December 31, 2008 combined with increased refinancing activity. Approximately 55% and 53% of our commercial real estate loans as of December 31, 2010 and 2009, respectively, were owner occupied, which typically involves less risk than loans on investment property.

     Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial and residential mortgage loans. Terms and rates typically match those of permanent commercial and residential mortgage loans, except that during the construction phase the borrower pays interest only. Construction loans decreased $109 million, or 17.2%, to $527 million as of December 31, 2010, from $637 million as of December 31, 2009. Construction loans decreased $153 million, or 19.4%, to $637 million as of December 31, 2009, from $790 million as of December 31, 2008. Management attributes these decreases to a slow-down in construction activity during 2009 and 2010 combined with the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure and replacement of construction loans with loans for permanent financing.
     As of December 31, 2010, our construction loan portfolio was divided among the following categories: approximately $99 million, or 18.8%, residential construction; approximately $98 million, or 18.7%, commercial construction; and, approximately $330 million, or 62.5%, land acquisition and development.
     As of December 31, 2009, our construction loan portfolio was divided among the following categories: approximately $135 million, or 21.2%, residential construction; approximately $98 million, or 15.4%, commercial construction; and, approximately $404 million, or 63.4%, land acquisition and development.
     Residential real estate loans. Residential real estate loans increased $11 million, or 1.9%, to $550 million as of December 31, 2010, from $539 million as of December 31, 2009. The increase occurred primarily in 1-4 family residential real estate loans.
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
     Agricultural real estate loans. Agricultural real estate loans decreased $12 million, or 6.3%, to $183 million as of December 31, 2010, from $195 million as of December 31, 2009. Agricultural real estate loans increased $3 million, or 1.7%, to $195 million as of December 31, 2009, from $192 million as of December 31, 2008.
     Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 66% and 62% of our consumer loans as of December 31, 2010 and 2009, respectively, were indirect dealer loans.
     Consumer loans decreased $31 million, or 4.6%, to $647 million as of December 31, 2010, from $678 million as of December 31, 2009, primarily due to the third quarter 2010 sale of student loans of $25 million. Consumer loans increased $8 million, or 1.2%, to $678 million as of December 31, 2009, from $670 million as of December 31, 2008.
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
     Commercial loans decreased $20 million, or 2.7%, to $730 million as of December 31, 2010, from $751 million as of December 31, 2009. Commercial loans decreased $103 million, or 12.1%, to $751 million as of December 31, 2009, from $854 million as of December 31, 2008. Management attributes these decreases to the continuing impact of the broad recession on borrowers in our market areas and, to a lesser extent, the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.
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

     Agricultural loans decreased $17 million, or 13.3%, to $117 million as of December 31, 2010, from $134 million as of December 31, 2009. Agricultural loans decreased $11 million, or 7.8%, to $134 million as of December 31, 2009, from $146 million as of December 31, 2008.
     The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2010:
Maturities and Interest Rate Sensitivities
 (Dollars in thousands)

	Within	One Year to	After
	One Year	Five Years	Five Years	Total

Real estate	$1,145,780	$1,140,504	$585,645	$2,871,929
Consumer	298,192	327,898	20,490	646,580
Commercial	438,881	220,303	71,287	730,471
Agricultural	94,216	20,345	1,985	116,546
Other loans	—	—	2,383	2,383

Total loans	$1,977,069	$1,709,050	$681,790	$4,367,909

Loans at fixed interest rates	$1,130,432	$1,122,284	$91,293	$2,344,009
Loans at variable interest rates	846,637	586,766	395,155	1,828,558
Nonaccrual loans	—	—	195,342	195,342

Total loans	$1,977,069	$1,709,050	$681,790	$4,367,909

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
     We generally place loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Approximately $8.9 million, $6.4 million and $4.6 million of gross interest income would have been accrued if all loans on nonaccrual had been current in accordance with their original terms for the years ended December 31, 2010, 2009 and 2008, respectively.
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
 (Dollars in thousands)

As of December 31,	2010	2009	2008	2007	2006

Non-performing loans:
Nonaccrual loans	$195,342	$115,030	$85,632	$31,552	$14,764
Accruing loans past due 90 days or more	1,852	4,965	3,828	2,171	1,769
Restructured loans	13,490	4,683	1,462	1,027	1,060

Total non-performing loans	210,684	124,678	90,922	34,750	17,593
OREO	33,632	38,400	6,025	928	529

Total non-performing assets	$244,316	$163,078	$96,947	$35,678	$18,122

Non-performing loans to total loans	4.82%	2.75%	1.90%	0.98%	0.53%
Non-performing assets to total loans and OREO	5.55	3.57	2.03	1.00	0.55
Non-performing assets to total assets	3.26	2.28	1.46	0.68	0.36

     Total non-performing assets increased $81 million, or 49.8%, to $244 million as of December 31, 2010, from $163 million as of December 31, 2009 and increased $66 million, or 68.2%, to $163 million as of December 31, 2009, from $97 million as of December 31, 2008. Difficult economic conditions continued to negatively impact businesses and consumers in our market areas, especially in three market areas with economies dependent upon resort and second home communities. These market areas include the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson, Wyoming market area. Residential and second home subdivisions in these market areas were overbuilt and these markets are now experiencing severely depressed real estate values and limited sales activity, which has negatively impacted commercial real estate values as well. The Flathead, Gallatin Valley and Jackson market areas accounted for approximately 54% of our non-performing assets as of December 31, 2010 versus only 21% of our total loans as of the same date.
     Non-performing loans. The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type
 (Dollars in thousands)

As of December 31,	2010	2009	2008	2007	2006

Real estate	$169,961	$101,751	$79,167	$27,513	$9,645
Consumer	2,720	2,265	2,944	1,202	1,359
Commercial	36,906	19,774	8,594	5,722	5,583
Agricultural	1,093	888	217	313	1,006
Other	4	—	—	—	—

Total non-performing loans	$210,684	$124,678	$90,922	$34,750	$17,593

     As of December 31, 2010, our non-performing real estate loans were divided among the following categories: $45 million, or 26.2%, land and land development; $73 million, or 43.2%, commercial; $17 million, or 9.8% residential construction; $16 million, or 9.5%, residential; $17 million, or 9.8% commercial construction; and, $2 million, or 1.5%, agricultural.
     As of December 31, 2009, our non-performing real estate loans were divided among the following categories: $42 million, or 41.5%, land and land development; $29 million, or 28.0%, commercial; $15 million, or 15.2% residential construction; $10 million, or 10.1%, residential; $4 million, or 4.4% commercial construction; and, $785,000, or less than 1.0%, agricultural.
     Total non-performing loans increased $86 million, or 69.0%, to $211 million as of December 31, 2010, from $125 million as of December 31, 2009, and $34 million, or 37.1%, to $125 million as of December 31, 2009, from $91 million as of December 31, 2008. Increases in non-performing loans during 2010 and 2009 were primarily attributable to higher levels of nonaccrual loans. Nonaccrual loans increased $80 million, or 69.8%, to $195 million at December 31, 2010, from $115 million at December 31, 2009, with the largest increases occurring in commercial, commercial real estate and commercial construction loans. Approximately 82% of the increase in nonaccrual loans were loans to borrowers in the Flathead, Gallatin Valley and Jackson market areas and were comprised primarily of commercial, commercial real estate and commercial construction loans.
     Nonaccrual loans increased $29 million, or 34.3%, to $115 million at December 31, 2009, from $86 million at December 31, 2008. Approximately 69% of the increase occurred in commercial and commercial real estate loans and is primarily attributable to the loans of six borrowers placed on nonaccrual status in 2009. The remaining increase was spread among the remaining major loan categories.
     In addition to the non-performing loans included in the non-performing assets table above, as of December 31, 2010, we had potential problem loans of $238 million. Potential problem loans consist of performing loans that have been internally risk classified as “substandard” due to uncertainties regarding the borrowers’ ability to continue to comply with the contractual repayment terms of the loans. Although these loans have been identified as substandard, they may never become delinquent, non-performing or impaired. As of December 31, 2010, approximately 96% of these loans were less than 60 days past due. Additionally, these loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing.

     Restructured loans increased to $13 million as of December 31, 2010, from $5 million as of December 31, 2009, primarily due to the loans of one commercial and five commercial real estate borrowers. Approximately 34% of our restructured loans as of December 31, 2010 were located in the Flathead, Gallatin Valley and Jackson market areas. As of December 31, 2010, all of our restructured loans were performing in accordance with their modified terms. Non-performing restructured loans are included in nonaccrual loans in the preceding non-performing assets table.
     OREO. OREO decreased $5 million, or 12.4%, to $34 million as of December 31, 2010 from $38 million as of December 31, 2009. During 2010, the Company recorded additions to OREO of $22 million, wrote down the fair value of OREO properties by $7 million and sold OREO with a book value of $20 million.
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
     The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans, or portions thereof, are charged-off when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules.
     The allowance for loan losses consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to us.
     Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or environmental factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, loss factor percentages are based on a one-year loss history. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory factors and the estimated impact of current economic, environmental and regulatory conditions on historical loss rates.

     The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses
(Dollars in thousands)

As of and for the year ended December 31,	2010	2009	2008	2007	2006

Balance at the beginning of period	$103,030	$87,316	$52,355	$47,452	$42,450
Allowance of acquired banking offices	—	—	14,463	—	—
Charge-offs:
Real estate
Commercial	8,980	5,156	995	382	42
Construction	19,989	14,153	3,035	—	9
Residential	3,511	1,086	325	134	86
Agricultural	2,238	11	642	155	—
Consumer	7,577	8,134	5,527	3,778	4,030
Commercial	10,023	3,346	3,523	643	963
Agricultural	21	92	648	116	80

Total charge-offs	52,339	31,978	14,695	5,208	5,210

Recoveries:
Real estate
Commercial	34	108	88	52	329
Construction	213	7	1	1	10
Residential	132	38	67	34	63
Agricultural	—	—	—	—	—
Consumer	2,053	1,850	1,404	1,390	1,568
Commercial	436	328	211	854	360
Agricultural	21	61	66	30	121

Total recoveries	2,889	2,392	1,837	2,361	2,451

Net charge-offs	49,450	29,586	12,858	2,847	2,759
Provision for loan losses	66,900	45,300	33,356	7,750	7,761

Balance at end of period	$120,480	$103,030	$87,316	$52,355	$47,452

Period end loans	$4,367,909	$4,528,004	$4,772,813	$3,558,980	$3,310,363
Average loans	4,882,219	4,660,189	4,527,987	3,449,809	3,208,102
Net charge-offs to average loans	1.01%	0.63%	0.28%	0.08%	0.09%
Allowance to period-end loans	2.76%	2.28%	1.83%	1.47%	1.43%

     The allowance for loan losses was $120 million, or 2.76% of period-end loans, at December 31, 2010, compared to $103 million, or 2.28% of period-end loans, at December 31, 2009, and $87 million, or 1.83% of period-end loans, at December 31, 2008. Increases in the allowance for loan losses as a percentage of total loans were primarily attributable to additional reserves recorded based on the estimated effects of current economic conditions on our loan portfolio and increases in past due, non-performing and internally risk classified loans.
     Net charge-offs in 2010 increased $20 million to $50 million, or 1.01% of average loans, from $30 million, or 0.63% of average loans in 2009. Approximately 66.8% of loans charged-off during 2010 were located in the Flathead, Gallatin Valley and Jackson markets areas. Additionally, approximately 37.5% of loans charged-off during 2010 were related to nine borrowers, consisting of one commercial, one agricultural, four construction and three commercial real estate borrowers.
     Net charge-offs in 2009 increased $17 million to $30 million, or 0.63% of average loans, from $13 million, or 0.28% of average loans in 2008, primarily due the charge-off of six residential real estate development projects in our Montana and Wyoming market areas. In addition, we partially charged-off three land development loan participations acquired in the First Western acquisition.

     Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2010, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy continues to decline or asset quality continues to deteriorate, material additional provisions could be required.
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
Allocation of the Allowance for Loan Losses
(Dollars in thousands)

As of December 31,	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans	Reserves	Loans

Real estate	$84,181	65.7%	$76,357	65.5%	$69,280	64.9%	$39,420	63.8%	$33,532	62.9%
Consumer	9,332	14.8	6,220	14.9	5,092	14.0	4,838	17.1	5,794	18.3
Commercial	25,354	16.7	18,608	16.6	11,021	17.9	7,170	16.7	6,746	16.4
Agricultural	1,613	2.7	1,845	3.0	1,923	3.1	779	2.3	908	2.3
Other loans	—	0.1	—	—	—	0.1	—	0.1	14	0.1
Unallocated	—	N/A	—	N/A	—	N/A	148	N/A	458	N/A

Totals	$120,480	100.0%	$103,030	100.0%	$87,316	100.0%	$52,355	100.0%	$47,452	100.0%

     The allocated allowance for loan losses on real estate loans increased 10.2% to $84 million as of December 31, 2010, from $76 million as of December 31, 2009, and 10.2% to $76 million as of December 31, 2009, from $69 million as of December 31, 2008. Increases in allowance for loan losses allocated to real estate loans were primarily the result of weakening demand for residential lots, particularly in the Flathead, Gallatin Valley and Jackson market areas, a general slow down in housing across our market areas, the effect of increases in net charge-offs on our historical loss factors and the application of historical loss factors to higher levels of internally risk classified real estate loans, including land development loans and loans secured by commercial real estate.
     The allocated allowance for loan losses on commercial loans increased 36.3% to $25 million as of December 31, 2010, from $19 million as of December 31, 2009, and 68.8% to $19 million as of December 31, 2009, from $11 million as of December 31, 2008. Increases in allowance for loan losses allocated to commercial loans were primarily due to the application of historical loss factors to higher levels of internally risk classified commercial loans and the effect of increases in net charge-offs on our historical loss factors.
Investment Securities
     We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. As of December 31, 2010, our portfolio was principally comprised of mortgage-backed securities, U.S. government agency securities and tax exempt securities. Federal funds sold are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

     Investment securities increased $487 million, or 33.7%, to $1,933 million as of December 31, 2010, from $1,446 million as of December 31, 2009 and increased $374 million, or 34.9%, to $1,446 million as of December 31, 2009, from $1,072 million as of December 31, 2008. Liquidity resulting from deposit growth combined with weak loan demand was primarily invested into securities. The estimated duration of the Company’s investment securities portfolio was 2.5 years as of December 31, 2010 and 2.6 years as of December 31, 2009.
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
     As of December 31, 2010, our investments in non-agency mortgage-backed securities totaled $1 million. As of December 31, 2010, investment securities with amortized costs and fair values of $1,607 million and $1,625 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,069 million and $1,095 million, respectively, as of December 31, 2009. The weighted average yield on investment securities decreased 139 basis points to 2.98% in 2010, from 4.37% in 2009, and 55 basis points to 4.37% in 2009, from 4.92% in 2008. For additional information concerning securities sold under repurchase agreements, see “—Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.
     The following table sets forth the book value, percentage of total investment securities and weighted average yield on investment securities as of December 31, 2010:
Securities Maturities and Yield
(Dollars in thousands)

		% of Total	Weighted
	Book	Investment	Average
	Value	Securities	FTE Yield

U.S. Government agency securities
Maturing within one year	$196,239	10.15%	0.35%
Maturing in one to five years	759,778	39.30	0.87
Maturing in five to ten years	—	—	—
Mark-to-market adjustments on securities available-for-sale	(2,597)	(0.13)	NA

Total	953,420	49.32	0.77

Mortgage-backed securities
Maturing within one year	252,164	13.04	3.94
Maturing in one to five years	341,640	17.67	3.67
Maturing in five to ten years	73,209	3.79	3.15
Maturing after ten years	146,416	7.57	3.08
Mark-to-market adjustments on securities available-for-sale	19,486	1.01	NA

Total	832,915	43.08	3.52

Tax exempt securities
Maturing within one year	7,599	0.39	5.59
Maturing in one to five years	26,628	1.38	5.92
Maturing in five to ten years	51,766	2.68	5.86
Maturing after ten years	60,857	3.15	5.68
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA

Total	146,850	7.60	5.78

Other securities (1)
No stated maturity	218	0.01	NA
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA

Total	218	—	NA

Total	$1,933,403	100.00%	2.33%

(1)	Equity investments in community development entities. Investment income is in the form of credits that reduce income tax expense.

     Maturities of U.S. government agency securities noted above reflect $391 million of investment securities at their final maturities although they have call provisions within the next year. Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above are based on prepayment assumptions at December 31, 2010.
     There were no significant concentrations of investments at December 31, 2010 (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
     As of December 31, 2009, we had U.S. government agency securities with carrying values of $571 million and a weighted average yield of 2.59%; mortgage-backed securities with carrying values of $745 million and a weighted average yield of 4.59%; tax exempt securities with carrying values of $129 million and a weighted average yield of 6.10%; and other securities with carrying values of $470,000 and a weighted average yield of 3.93%.
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
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2010, we had investment securities with fair values of $3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $133,000 as of December 31, 2010, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2010 or 2009. We recorded impairment losses of $1.3 million in 2008, all of which was related to one corporate bond. Subsequent to the impairment loss, the carrying value of this bond was zero.
     For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $62 million, or 10.0%, to $686 million as of December 31, 2010, from $623 million as of December 31, 2009, largely due to increasing liquidity from continued weak loan demand. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, were included in interest bearing deposits in banks as of December 31, 2010. Increases in interest bearing deposits in banks due to IPO proceeds were offset by decreases in cash on hand and federal funds sold, as excess liquidity was invested in higher yielding investment securities.
     Cash and cash equivalents increased $309 million, or 98.5%, to $623 million as of December 31, 2009, from $314 million as of December 31, 2008, largely due to management’s focus on increasing liquidity through balanced internal growth combined with weak loan demand.
Premises and Equipment
     Premises and equipment decreased $8 million, or 4.2%, to $188 million as of December 31, 2010, from $196 million as of December 31, 2009, primarily due to depreciation expense in the ordinary course of business. In addition, during 2010 we transferred a branch bank building and accompanying land aggregating $2 million to other assets held for sale.
     Premises and equipment increased $19 million, or 10.4%, to $196 million as of December 31, 2009, from $178 million as of December 31, 2008. This increase is primarily due to capitalization of the costs associated with the construction of two new branch banking offices and an operations center, which were placed into service during fourth quarter 2009.

Mortgage Servicing Rights
     Mortgage servicing rights decreased $4 million, or 23.9%, to $13 million as of December 31, 2010, from $17 million as of December 31, 2009. On December 1, 2010, we sold mortgage servicing rights with a book value of $5 million. A loss of $1.5 million on the sale was included in other expenses. In conjunction with the sale, we entered into an agreement with the purchaser whereby we continue to sub-service the loans underlying the sold mortgage servicing rights. The sub-servicing agreement may by terminated by the purchaser upon written notice, subject to termination fees during the first three years of the agreement. Subsequent to the third anniversary of the sub-servicing agreement, either party may terminate the agreement with written notice.
Deferred Tax Asset/Liability
     As of December 31, 2010, we had a net deferred tax asset of $18 million, as compared to a deferred tax liability of $2 million included in accounts payable and other accrued expenses as of December 31, 2009. Changes in net deferred tax asset/liability are primarily related to timing of tax deductions for charged-off loans for book versus tax purposes and, to a lesser extent, fluctuations in net unrealized gains on available-for-sale investment securities, tax amortization of goodwill and core deposit intangibles and the write-down of OREO to fair value.
Other Assets
     Other assets decreased $6 million, or 7.1% to $82 million as of December 31, 2010, from $88 million as of December 31, 2009, primarily due to reductions in prepaid FDIC insurance assessments and the January 2010 sale of a condominium unit located inside one of our branch banking offices.
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
     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

As of December 31,	2010	Percent	2009	Percent	2008	Percent	2007	Percent	2006	Percent

Non-interest bearing demand	$1,063,869	18.0%	$1,026,584	17.6%	$985,155	19.0%	$836,753	20.9%	$888,694	24.0%
Interest bearing:
Demand	1,218,078	20.5	1,197,254	20.6	1,059,818	20.5	1,019,208	25.5	964,312	26.0
Savings	1,718,521	29.0	1,362,410	23.4	1,198,783	23.2	992,571	24.8	798,497	21.5
Time, $100 and over	908,044	15.3	996,839	17.1	821,437	15.9	464,560	11.6	408,813	11.0
Time, other	1,017,201	17.2	1,240,969	21.3	1,109,066	21.4	686,309	17.2	648,195	17.5

Total interest bearing	4,861,844	82.0	4,797,472	82.4	4,189,104	81.0	3,162,648	79.1	2,819,817	76.0

Total deposits	$5,925,713	100.0%	$5,824,056	100.0%	$5,174,259	100.0%	$3,999,401	100.0%	$3,708,511	100.0%

     Total deposits increased $102 million, or 1.7%, to $5,925 million as of December 31, 2010, from $5,824 million as of December 31, 2009. All categories of deposits, except time deposits, demonstrated growth during 2010 and there was a shift in the mix of deposits from higher costing time deposits to lower costing savings deposits. Total deposits increased $650 million, or 12.6%, to $5,824 million as of December 31, 2009, from $5,174 million as of December 31, 2008. Management attributes our organic deposit growth to ongoing business development in our market areas and increases in consumer savings.

     Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased 8.9% to $908 million as of December 31, 2010, from $997 million as of December 31, 2009. This decrease occurred primarily in time deposits with maturities of less than 12 months. Time deposits of $100,000 or more increased 21.4% to $997 million as of December 31, 2009, from $821 million as of December 31, 2008. Management attributes this growth to a focused effort to grow deposits combined with increases in deposit insurance coverage to $250,000 per account. As of December 31, 2010 and 2009, we had no certificates of deposit issued in brokered transactions.
     Other time deposits. Other time deposits decreased 18.0% to $1,017 million as of December 31, 2010, from $1,241 million as of December 31, 2009. Approximately 51% of this decrease occurred in Certificate of Deposit Account Registry Service, or CDARS, deposits. Other time deposits increased $132 million, or 11.9% to $1,241 million as of December 31, 2009, from $1,109 million as of December 31, 2008. Increases in other time deposits in 2009 were primarily due to increases in CDARS deposits.
     For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
     In addition to deposits, we use federal funds purchased as a source of funds to meet the daily liquidity needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. As of December 31, 2010 and 2009, we had no federal funds purchased balances outstanding.
     Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances increased $146 million, or 30.8%, to $620 million as of December 31, 2010, from $474 million as of December 31, 2009. Management attributes the increase in repurchase agreement balances to fluctuations in the liquidity of our customers.
     Repurchase agreement balances decreased $51 million, or 9.8%, to $474 million as of December 31, 2009, from $526 million as of December 31, 2008, primarily due to fluctuations in the liquidity of our customers and the introduction of full FDIC deposit insurance coverage for certain non-interest bearing transaction deposits under the TLG Program.
     The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
(Dollars in thousands)

As of and for the year ended December 31,	2010	2009	2008

Federal funds purchased:
Balance at period end	$—	$—	$30,625
Average balance	—	9,323	64,994
Maximum amount outstanding at any month-end	—	57,230	121,390
Average interest rate:
During the year	0.00%	0.21%	2.14%
At period end	—	—	0.22

Securities sold under repurchase agreements:
Balance at period end	$620,154	$474,141	$525,501
Average balance	480,276	422,713	537,267
Maximum amount outstanding at any month-end	620,154	474,141	576,845
Average interest rate:
During the year	0.18%	0.18%	1.43%
At period end	0.14	0.38	0.34

Other Borrowed Funds
     Other borrowed funds decreased $432,000, or 8.0% to $5 million as of December 31, 2010, from $5 million as of December 31, 2009, and decreased $74 million, or 93.2% to $5 million as of December 31, 2009, from $79 million as of December 31, 2008, primarily due to scheduled repayments and maturities of short-term borrowings from the FHLB. For additional information on other borrowed funds, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.
Long-Term Debt
     Long-term debt decreased $36 million, or 48.9%, to $38 million as of December 31, 20010, from $73 million as of December 31, 2009 primarily due to the early repayment of the term notes under our syndicated credit agreement on March 29, 2010. A loss of $306 on the early extinguishment of the debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income.
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
Subordinated Debentures Held by Subsidiary Trusts
     Subordinated debentures held by subsidiary trusts were $124 million as of December 31, 2010 and 2009. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report. For additional information regarding the First Western acquisition see “Notes to Consolidated Financial Statements—Acquisitions and Dispositions,” included in Part IV, Item 15 of this report.
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses decreased $6 million, or 13.4% to $39 million as of December 31, 2010, from $45 million as of December 31, 2009. Accounts payable and accrued expenses decreased $6 million, or 12.4% to $45 million as of December 31, 2009, from $51 million as of December 31, 2008. Decreases in accounts payable and accrued expenses are primarily due to the timing and amounts of corporate tax payments.
Contractual Obligations
     Contractual obligations as of December 31, 2010 are summarized in the following table.
Contractual Obligations
(Dollars in thousands)

	Payments Due
	Within	One Year to	Three Years	After
	One Year	Three Years	to Five Years	Five Years	Total

Deposits without a stated maturity	$4,000,468	$—	$—	$—	$4,000,468
Time deposits	1,564,798	265,925	94,501	21	1,925,245
Securities sold under repurchase agreements	620,154	—	—	—	620,154
Other borrowed funds (1)	4,991	—	—	—	4,991
Long-term debt obligation (2)	208	217	244	35,021	35,690
Capital lease obligations	37	84	109	1,582	1,812
Operating lease obligations	3,308	5,333	4,018	5,476	18,135
Purchase obligations (3)	1,389	—	—	—	1,389
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715

Total contractual obligations	$6,195,353	$271,559	$98,872	$165,815	$6,731,599

(1)	Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government and borrowings with original maturities of less than one year. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)	Long-term debt consists of various notes payable to FHLB at various rates with maturities through October 31, 2017; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(3)	Purchase obligations relate to obligations under construction contracts to build or renovate banking offices and obligations to purchase investment securities.

(4)	The subordinated debentures are unsecured, with various interest rates and maturities from March 26, 2033 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
     We also have obligations under a postretirement healthcare benefit plan. These obligations represent actuarially determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.
     In addition, on December 31, 2008 we entered into a contractual obligation pursuant to a technology services agreement maturing December 31, 2015. Amounts payable under the service agreement are primarily based on the number of transactions or accounts processed. Payments made under the service agreement in 2010 were approximately $7.8 million, net of deferred gain amortization of $643,000.
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
     On March 29, 2010, we concluded an IPO of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the sale of the shares, after deducting underwriting discounts, commissions and other offering expenses of $14 million
     Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $162 million, or 28.3%, to $737 million as of December 31, 2010 from $574 million as of December 31, 2009, primarily due to the completion of our IPO of Class A common stock discussed above.

     Stockholders’ equity increased $35 million, or 6.6%, to $574 million as of December 31, 2009 from $539 million as of December 31, 2008, due to the retention of earnings and fluctuations in unrealized gains on available-for-sale investment securities. In addition, we raised capital through our annual stock offering to our employees and directors. The 2009 annual offering resulted in the issuance of 251,312 shares of common stock with an aggregate value of $4 million. We paid aggregate cash dividends of $15.7 million to common shareholders and $3.4 million to preferred shareholders during 2009.
     Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2010 and 2009, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.
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
     The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2010. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps
(Dollars in thousands)

	Projected Maturity or Repricing
	Three	Three	One
	Months	Months to	Year to	After
	or Less	One Year	Five Years	Five Years	Total

Interest earning assets:
Loans (1)	$1,726,553	$870,190	$1,137,140	$438,684	$4,172,567
Investment securities (2)	216,210	501,627	1,199,815	15,751	1,933,403
Interest bearing deposits in banks	576,469	—	—	—	576,469
Federal funds sold	2,114	—	—	—	2,114

Total interest earning assets	$2,521,346	$1,371,817	$2,336,955	$454,435	$6,684,553

Interest bearing liabilities:
Interest bearing demand accounts (3)	$91,357	$274,067	$852,654	$—	$1,218,078
Savings deposits (3)	1,462,981	62,158	193,382	—	1,718,521
Time deposits, $100 or more (4)	260,606	510,051	102,089	35,298	908,044
Other time deposits	322,162	471,987	163,830	59,222	1,017,201
Securities sold under repurchase agreements	620,154	—	—	—	620,154
Other borrowed funds	4,991	—	—	—	4,991
Long-term debt	15,011	234	655	21,602	37,502
Subordinated debentures held by subsidiary trusts	77,322	—	46,393	—	123,715

Total interest bearing liabilities	$2,854,584	$1,318,497	$1,359,003	$116,122	$5,648,206

Rate gap	$(333,238)	$53,320	$977,952	$338,313	$1,036,347
Cumulative rate gap	(333,238)	(279,918)	698,034	1,036,347
Cumulative rate gap as a percentage of total interest earning assets	-4.99%	-4.19%	10.44%	15.50%	15.50%

(1)	Does not include nonaccrual loans of $195,342.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)	Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,715 million, a negative cumulative one year gap of $1,326 million and a positive cumulative one to five year gap of $698 million.

(4)	Included in the three month to one year category are deposits of $214 million maturing in three to six months.
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
     We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2010, our income simulation model predicted net interest income would decrease $4.8 million, or 1.8%, assuming a 2% increase in short-term and long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice faster than our interest earning assets. During 2009, we began to implement interest rate floors on certain variable rate loans. Interest rate floors mitigate benefits obtained in a rising interest rate environment until such time as market interest rates exceed the interest rate floors established. We do not engage in derivatives or hedging activities to manage our interest rate risk.
     We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2010. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates.
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
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2010, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     McGladrey & Pullen, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.
     We have audited First Interstate BancSystem Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Interstate BancSystem, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion.
/s/ MCGLADREY & PULLEN, LLP
Des Moines, IA
February 28, 2011
Item 9B. Other Information
     There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that were not reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference.
     Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference.
Item 11. Executive Compensation
     Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
     Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
     Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2011 annual meeting of shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Our audited consolidated financial statements follow.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries’ internal control over financial reporting.
/s/ MCGLADREY & PULLEN, LLP
Des Moines, Iowa
February 28, 2011

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

December 31,	2010	2009

Assets
Cash and due from banks	$107,035	$213,029
Federal funds sold	2,114	11,474
Interest bearing deposits in banks	576,469	398,979

Total cash and cash equivalents	685,618	623,482

Investment securities:
Available-for-sale	1,786,335	1,316,429
Held-to-maturity (estimated fair values of $146,508 and $130,855 at December 31, 2010 and 2009, respectively)	147,068	129,851

Total investment securities	1,933,403	1,446,280

Loans	4,367,909	4,528,004
Less allowance for loan losses	120,480	103,030

Net loans	4,247,429	4,424,974

Premises and equipment, net	188,138	196,307
Goodwill	183,673	183,673
Company-owned life insurance	73,056	71,374
Other real estate owned (“OREO”), net of write-downs	33,632	38,400
Accrued interest receivable	33,628	37,123
Deferred tax asset	18,472	—
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,191	17,325
Core deposit intangibles, net of accumulated amortization	8,803	10,551
Other assets	81,927	88,164

Total assets	$7,500,970	$7,137,653

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,063,869	$1,026,584
Interest bearing	4,861,844	4,797,472

Total deposits	5,925,713	5,824,056

Securities sold under repurchase agreements	620,154	474,141
Accounts payable and accrued expenses	38,915	44,946
Accrued interest payable	13,178	17,585
Other borrowed funds	4,991	5,423
Long-term debt	37,502	73,353
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,764,168	6,563,219

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of December 31, 2010 and 2009	50,000	50,000
Common stock	264,174	112,135
Retained earnings	413,253	397,224
Accumulated other comprehensive income, net	9,375	15,075

Total stockholders’ equity	736,802	574,434

Total liabilities and stockholders’ equity	$7,500,970	$7,137,653

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year Ended December 31,	2010	2009	2008

Interest income:
Interest and fees on loans	$266,472	$279,985	$305,152
Interest and dividends on investment securities:
Taxable	42,338	41,978	43,583
Exempt from federal taxes	4,621	5,298	5,913
Interest on deposits in banks	1,093	520	191
Interest on federal funds sold	22	253	1,080

Total interest income	314,546	328,034	355,919

Interest expense:
Interest on deposits	53,949	73,226	96,863
Interest on federal funds purchased	—	20	1,389
Interest on securities sold under repurchase agreements	879	776	7,694
Interest on other borrowed funds	3	1,347	1,741
Interest on long-term debt	2,433	3,249	4,578
Interest on subordinated debentures held by subsidiary trusts	5,843	6,280	8,277

Total interest expense	63,107	84,898	120,542

Net interest income	251,439	243,136	235,377
Provision for loan losses	66,900	45,300	33,356

Net interest income after provision for loan losses	184,539	197,836	202,021

Non-interest income:
Other service charges, commissions and fees	29,494	28,747	28,193
Income from the origination and sale of loans	22,868	30,928	12,290
Service charges on deposit accounts	18,181	20,323	20,712
Wealth managment revenues	12,387	10,821	12,352
Investment securities gains, net	170	137	101
Gain on sale of nonbank subsidiary	—	—	27,096
Technology services revenues	—	—	17,699
Other income	7,811	9,734	10,154

Total non-interest income	90,911	100,690	128,597

Non-interest expense:
Salaries, wages and employee benefits	112,667	113,569	114,024
Occupancy, net	16,251	15,898	16,361
Furniture and equipment	13,434	12,405	18,880
FDIC insurance premiums	10,044	12,130	2,912
Outsourced technology services	9,477	10,567	4,016
Mortgage servicing rights amortization	4,615	7,568	5,918
Mortgage servicing rights impairment (recovery)	(787)	(7,224)	10,940
OREO expense, net of income	7,670	6,397	215
Core deposit intangibles amortization	1,748	2,131	2,503
Other expenses	45,885	44,269	46,772

Total non-interest expense	221,004	217,710	222,541

Income before income tax expense	54,446	80,816	108,077
Income tax expense	17,090	26,953	37,429

Net income	37,356	53,863	70,648
Preferred stock dividends	3,422	3,422	3,347

Net income available to common shareholders	$33,934	$50,441	$67,301

Basic earnings per common share	$0.85	$1.61	$2.14
Diluted earnings per common share	0.85	1.59	2.10

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	$—	$29,773	$416,425	$(1,755)	$444,443
Cumulative effect of adoption of new accounting principle related to deferred compensation and split-dollar life insurance policies	—	—	(633)	—	(633)
Comprehensive income:
Net income	—	—	70,648	—	70,648
Other comprehensive income, net of tax	—	—	—	10,727	10,727

Total comprehensive income					81,375

Preferred stock transactions:
5,000 preferred shares issued	50,000	—	—	—	50,000
Preferred stock issuance costs	—	—	(38)	—	(38)
Common stock transactions:
1,333,572 common shares purchased and retired	—	(27,912)	—	—	(27,912)
617,152 common shares issued	—	11,884	—	—	11,884
242,332 stock options exercised, net of 130,040 shares tendered in payment of option price and income tax withholding amounts	—	1,779	—	—	1,779
Tax benefit of stock-based compensation	—	1,178	—	—	1,178
Stock-based compensation expense	—	911	—	—	911
Transfer from retained earnings to common stock	—	100,000	(100,000)	—	—
Cash dividends declared:
Common ($0.65 per share)	—	—	(20,578)	—	(20,578)
Preferred (6.75% per share)	—	—	(3,347)	—	(3,347)

Balance at December 31, 2008	50,000	117,613	362,477	8,972	539,062
Comprehensive income:
Net income	—	—	53,863	—	53,863
Other comprehensive income, net of tax	—	—	—	6,103	6,103

Total comprehensive income					59,966

Common stock transactions:
642,752 common shares purchased and retired	—	(11,052)	—	—	(11,052)
254,156 common shares issued	—	3,813	—	—	3,813
64,136 restricted common shares issued	—	—	—	—	—
299,436 stock options exercised, net of 175,464 shares tendered in payment of option price and income tax withholding amounts	—	144	—	—	144
Tax benefit of stock-based compensation	—	742	—	—	742
Stock-based compensation expense	—	875	—	—	875
Cash dividends declared:
Common ($0.50 per share)	—	—	(15,694)	—	(15,694)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share and per share data)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Stockholders’
	Stock	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	37,356	—	37,356
Other comprehensive loss, net of tax	—	—	—	(5,700)	(5,700)

Total comprehensive income					31,656

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,257	—	—	153,257
117,140 non-vested common shares issued	—	—	—	—	—
18,821 non-vested common shares forfeited	—	—	—	—	—
Non-vested common shares vesting during period	—	59	—	—	59
92,880 stock options exercised, net of 111,792 shares tendered in payment of option price and income tax withholding amounts	—	649	—	—	649
Tax benefit of stock-based compensation	—	239	—	—	239
Stock-based compensation expense	—	1,534	—	—	1,534
Cash dividends declared:
Common ($0.45 per share)	—	—	(17,905)	—	(17,905)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income	$37,356	$53,863	$70,648
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provisions for loan losses	66,900	45,300	33,356
Net loss on disposal of property and equipment	672	306	111
Depreciation and amortization	20,136	22,286	23,622
Net premium amortization on investment securities	6,762	1,293	728
Net gains on investment securities transactions	(170)	(137)	(101)
Net gains on sales of loans held for sale	(15,321)	(18,315)	(7,068)
Net gains on sales of loans	(374)	—	—
Net loss on sale of mortgage servicing assets	1,525	48	—
Other than temporary impairment of investment securitites	—	—	1,286
Gain on sale of nonbank subsidiary	—	—	(27,096)
Write-down of OREO and equipment pending disposal	6,724	5,895	34
Loss on early extinguishment of debt	306	—	—
Net increase (decrease) in valuation reserve for mortgage servicing rights	(787)	(7,224)	10,940
Deferred income tax expense (benefit)	(17,257)	5,547	(7,578)
Net increase in cash surrender value of company-owned life insurance policies	(1,682)	(1,859)	(2,439)
Stock-based compensation expense	1,661	1,024	911
Tax benefits from stock-based compensation	239	742	1,178
Excess tax benefits from stock-based compensation	(225)	(719)	(1,140)
Changes in operating assets and liabilities:
Increase (decrease) in loans held for sale	1,121	19,280	(20,039)
Decrease in accrued interest receivable	3,495	1,571	1,502
Decrease (increase) in other assets	7,450	(36,120)	(8,953)
Decrease in accrued interest payable	(4,407)	(2,946)	(3,207)
Increase (decrease) in accounts payable and accrued expenses	(4,969)	(8,043)	10,784

Net cash provided by operating activities	109,155	81,792	77,479

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(33,118)	(9,910)	(16,831)
Available-for-sale	(1,317,938)	(868,917)	(341,587)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	15,134	19,785	20,684
Available-for-sale	833,910	493,389	505,870
Proceeds from sales of mortgage servicing rights, net of acquisitions	2,480	2,051	(34)
Extensions of credit to customers, net of repayments	71,762	146,943	(492,297)
Proceeds from sales of loans	25,032	—	—
Recoveries of loans charged-off	2,889	2,392	1,837
Proceeds from sales of OREO	20,336	10,849	623
Proceeds from sale of nonbank subsidiary, net of cash payments	—	—	40,766
Capital expenditures, net of sales	(7,998)	(26,393)	(32,852)
Capital contributions to unconsolidated subsidiaries and joint ventures	—	—	(620)
Acquisition of banks and data services company, net of cash and cash equivalents received	—	—	(135,706)

Net cash used in investing activities	$(387,511)	$(229,811)	$(450,147)

First Interstate BancSystem, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Year Ended December 31,	2010	2009	2008

Cash flows from financing activities:
Net increase in deposits	$101,657	$649,797	$362,931
Net decrease in federal funds purchased	—	(30,625)	30,625
Net increase (decrease) in repurchase agreements	146,013	(51,360)	(84,293)
Net increase (decrease) in short-term borrowings	(432)	(73,793)	69,857
Borrowings of long-term debt	—	—	113,500
Repayments of long-term debt	(35,851)	(10,795)	(38,107)
Debt issuance costs	—	(261)	(609)
Proceeds from issuance of subordinated debentures held by subsidiary trusts	—	—	20,620
Preferred stock issuance costs	—	—	(38)
Proceeds from issuance of common stock	167,503	3,957	13,663
Common stock issuance costs	(13,597)	—	—
Excess tax benefits from stock-based compensation	225	719	1,140
Purchase and retirement of common stock	(3,699)	(11,052)	(27,912)
Dividends paid to common stockholders	(17,905)	(15,694)	(20,578)
Dividends paid to preferred stockholders	(3,422)	(3,422)	(3,347)

Net cash provided by financing activities	340,492	457,471	437,452

Net increase in cash and cash equivalents	62,136	309,452	64,784
Cash and cash equivalents at beginning of year	623,482	314,030	249,246

Cash and cash equivalents at end of year	$685,618	$623,482	$314,030

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$37,325	$25,813	$35,376
Cash paid during the year for interest expense	67,514	87,844	121,115

See accompanying notes to consolidated financial statements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout Montana, Wyoming and western South Dakota. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit and investment and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2010, the Company’s subsidiaries were First Interstate Bank (“FIB”), First Western Data, Inc. (“Data”), First Interstate Insurance Agency, Inc., Commerce Financial, Inc., FIB, LLC and FIBCT, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2009 and 2008 to conform to the 2010 presentation. No changes were made in the current year to previously reported net income or stockholders’ equity.

On March 5, 2010, the Company’s shareholders approved proposals to recapitalize the Company’s existing common stock. The recapitalization included, among other things, a redesignation of existing common stock as Class B common stock; a four-for-one stock split of the Class B common stock; and, the creation of a new class of common stock designated as Class A common stock. All share and per share information included in the accompanying consolidated financial statements, including the notes thereto, has been adjusted to give effect to the recapitalization of the common stock, including the four-for-one stock split of Class B common stock, as if the recapitalization had occurred on January 1, 2008, the earliest date presented. For additional information regarding the recapitalization, see Note 12—Capital Stock and Dividend Restrictions.

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

Equity Method Investments. The Company has an investment in a real estate joint venture that is not consolidated because the Company does not own a majority voting interest, control the operations or receive a majority of the losses or earnings of the joint venture. This joint venture is accounted for using the equity method of accounting whereby the Company initially records its investment at cost and then subsequently adjusts the cost for the Company’s proportionate share of distributions and earnings or losses of the joint venture.

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
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2010 and 2009, the Company had cash of $576,207 and $397,474, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $5,000 as of December 31, 2010 and $65,000 as of December 31, 2009 to reduce service charges for check clearing services.
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
Loans. Loans are reported at the principal amount outstanding. Interest income on loans is calculated using the simple interest method on the daily balance of the principal amount outstanding. Loan origination fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using a level yield method over the expected lives of the related loans.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due or when a loan becomes contractually past due ninety days or more with respect to interest or principal, unless such past due loan is well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current period interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all amounts due according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by anticipated selling costs, is used to measure impairment. The Company considers impaired loans to be those non-consumer loans on which interest accrual has been discontinued or have been renegotiated in a troubled debt restructuring.
A loan is considered as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan and the Company grants concessions to the borrower in the restructuring that it not would otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions to minimize potential losses. A loan that is modified at a market rate of interest may no longer be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.
Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $46,408 and $36,430 as of December 31, 2010 and 2009, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.
Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules. The allowance balance is an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio based upon quarterly analyses of the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, industry concentrations, current economic and regulatory factors and the estimated impact of current economic, regulatory and environmental conditions on historical loss rates.
Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of our market value. The determination of goodwill is sensitive to market-based trading values of our Class A common stock. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact
Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $18,117 as of December 31, 2010 and $16,369 as of December 31, 2009. Amortization expense related to core deposit intangibles recorded as of December 31, 2010 is expected to total $1,446, $1,421, $1,417, $1,417 and $1,417 in 2011, 2012, 2013, 2014 and 2015, respectively.

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
Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 50 years for buildings and improvements and 5 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost.
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
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $350 were recognized in other non-interest expense in 2009. No impairment losses were recognized during 2010 or 2008.
Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Carrying costs, operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $6,724, $5,545 and $34 were recorded in 2010, 2009 and 2008 respectively. The valuation of OREO is subjective and may be adjusted in the future due to changes in economic conditions.
Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2010, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $13,357 and $6,819, respectively, were included in other assets at cost. As of December 31, 2009, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,338 and $6,886, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2010, 2009 or 2008.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.
Earnings Per Common Share. Basic and diluted earnings per common share are calculated using a two-class method. Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.
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
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,200, $3,422, and $3,447 in 2010, 2009 and 2008, respectively.
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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $1,660, $1,024 and $911 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2010, 2009 and 2008 were $635, $392 and $348, respectively. All compensation cost for stock-based awards is expensed at the Parent Company.
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
(2)	INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$956,017	$3,337	$(5,934)	$953,420
U.S. agency mortgage-backed securities	812,372	24,107	(4,619)	831,860
Private mortgage-backed securities	1,057	10	(12)	1,055

Total	$1,769,446	$27,454	$(10,565)	$1,786,335

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

State, county and municipal securities	$146,850	$1,375	$(1,935)	$146,290
Other securities	218	—	—	218

Total	$147,068	$1,375	$(1,935)	$146,508

Gross gains of $173 and gross losses of $3 were realized on the disposition of available-for-sale securities in 2010.

		Gross	Gross	Estimated
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$568,705	$4,207	$(1,466)	$571,446
U.S. agency mortgage-backed securities	721,555	23,212	(1,127)	743,640
Private mortgage-backed securities	1,396	—	(53)	1,343

Total	$1,291,656	$27,419	$(2,646)	$1,316,429

		Gross	Gross	Estimated
Held-to-Maturity	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

State, county and municipal securities	$129,381	$1,439	$(435)	$130,385
Other securities	470	—	—	470

Total	$129,851	$1,439	$(435)	$130,855

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Gross gains of $138 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2009. Gross gains of $102 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2008.
In conjunction with the merger of the Company’s bank subsidiaries on September 25, 2009, the Company transferred available-for-sale state, county and municipal investment securities with amortized costs and fair values of $28,288 and $29,426, respectively, into the held-to-maturity category. Unrealized net gains of $1,138 included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining lives of the transferred securities of 3.4 years.
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$498,344	$(5,934)	$—	$—	$498,344	$(5,934)
U.S. agency mortgage-backed securities	160,161	(4,619)	—	—	160,161	(4,619)
Private mortgage-backed securities	—	—	249	(12)	249	(12)

Total	$658,505	$(10,553)	$249	$(12)	$658,754	$(10,565)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$42,178	$(1,814)	$3,023	$(121)	$45,201	$(1,935)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$185,376	$(1,466)	$—	$—	$185,376	$(1,466)
U.S. agency mortgage-backed securities	92,918	(1,127)	10	—	92,928	(1,127)
Private mortgage-backed securities	—	—	1,337	(53)	1,337	(53)

Total	$278,294	$(2,593)	$1,347	$(53)	$279,641	$(2,646)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$16,641	$(348)	$1,409	$(87)	$18,050	$(435)

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2010, the Company had 128 individual investment securities that were in an unrealized loss position. As of December 31, 2009, the Company had 75 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2010 and 2009 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2010, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2010 or 2009. Impairment losses of $1,286 were recorded in other expenses in 2008.
Maturities of investment securities at December 31, 2010 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2010	Cost	Fair Value	Cost	Fair Value

Within one year	$448,403	$455,050	$7,599	$7,328
After one year but within five years	1,101,418	1,106,398	26,628	26,992
After five years but within ten years	73,209	74,962	51,766	52,474
After ten years	146,416	149,925	60,857	59,496

Total	1,769,446	1,786,335	146,850	146,290
Investments with no stated maturity	—	—	218	218

Total	$1,769,446	$1,786,335	$147,068	$146,508

At December 31, 2010, the Company had investment securities callable within one year with amortized costs and estimated fair values of $390,964 and $387,575, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.
Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2010 and 2009, the Company had variable rate securities with amortized costs of $15,946 and $336, respectively, classified as available-for-sale in the table above.
There are no significant concentrations of investments at December 31, 2010, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities. As of December 31, 2010 and 2009, all mortgage-backed securities were residential in nature.
Investment securities with amortized cost of $1,606,951 and $1,069,191 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2010 and 2009 was $1,624,767 and $1,095,068, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)    LOANS
The following table presents loans by class as of the dates indicated:

December 31,	2010	2009

Real estate loans:
Commercial	$1,565,665	$1,556,273
Construction:
Land acquisition & development	329,720	403,866
Residential	99,196	134,970
Commercial	98,542	98,056

Total construction loans	527,458	636,892

Residential	549,604	539,098
Agricultural	182,794	195,045
Mortgage loans originated for sale	46,408	36,430

Total real estate loans	2,871,929	2,963,738

Consumer:
Indirect consumer loans	423,552	423,104
Other consumer loans	162,137	195,331
Credit card loans	60,891	59,113

Total consumer loans	646,580	677,548

Commercial	730,471	750,647
Agricultural	116,546	134,470
Other loans, including overdrafts	2,383	1,601

Total loans	$4,367,909	$4,528,004

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and internally risk-classified loans.
Real estate loans include interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $348,272 and $364,053 as of December 31, 2010 and 2009, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than five years. Commercial real estate includes loans of $867,510 and $843,863 as of December 31, 2010 and 2009, respectively, that are owner occupied, which typically involves less risk than loans on investment property.
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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Consumer loans include direct personal loans, credit card loans and lines of credit; and indirect dealer loans for the purchase of automobiles, boats and other consumer goods. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individuals in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Commercial loans include a mix of variable and fixed rate loans made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents the contractual aging of the Company’s recorded investment in past due loans by class as of December 31, 2010:

					Total
	Accruing Loans		Nonaccruing Loans		Loans 30
	30 - 89		30 - 89		or More
	Days Past	Past Due	Days Past	Past Due	Days Past	Current	Total
Year ended December 31, 2010	Due	> 90 Days	Due	> 90 Days	Due	Loans	Loans

Real estate
Commercial	$17,959	$—	$7,582	$13,047	$38,588	$1,527,077	$1,565,665
Construction:
Land acquisition & development	9,608	—	1,559	7,462	18,629	311,091	329,720
Residential	3,022	—	359	992	4,373	94,823	99,196
Commercial	2,794	—	1,213	3,376	7,383	91,159	98,542

Total construction loans	15,424	—	3,131	11,830	30,385	497,073	527,458

Residential	2,192	—	160	359	2,711	546,893	549,604
Agricultural	4,856	—	406	392	5,654	177,140	182,794
Mortgage loans originated for sale	—	—	—	—	—	46,408	46,408

Total real estate loans	40,431	—	11,279	25,628	77,338	2,794,591	2,871,929

Consumer:
Indirect consumer loans	3,717	—	81	63	3,861	419,691	423,552
Other consumer loans	1,552	15	87	568	2,222	159,915	162,137
Credit card loans	1,005	759	—	—	1,764	59,127	60,891

Total consumer loans	6,274	774	168	631	7,847	638,733	646,580

Commercial	8,069	957	744	8,707	18,477	711,994	730,471
Agricultural	2,114	117	—	25	2,256	114,290	116,546
Other loans, including overdrafts	123	4	—	—	127	2,256	2,383

Total	$57,011	$1,852	$12,191	$34,991	$106,045	$4,261,864	$4,367,909

Included in current loans in the table above are loans of aggregating $148,160 that were on nonaccrual status as of December 31, 2010.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table presents the Company’s recorded investment in nonaccrual loans by class as of the dates indicated:

Year ended December 31,	2010	2009

Real estate
Commercial	$68,948	$34,477
Construction:
Land acquisition & development	41,547	38,416
Residential	16,679	10,263
Commercial	16,589	4,460

Total construction loans	74,815	53,139

Residential	15,222	5,861
Agricultural	2,497	785

Total real estate loans	161,482	94,262

Consumer:
Indirect consumer loans	564	268
Other consumer loans	1,337	1,119
Credit card loans	30	—

Total consumer loans	1,931	1,387

Commercial	30,953	18,818
Agricultural	976	563

Total	$195,342	$115,030

If interest on nonaccrual loans had been accrued, such income would have approximated $8,912, $6,448 and $4,632 during the years ended December 31, 2010, 2009 and 2008, respectively.
The Company considers impaired loans to include non-consumer loans placed on nonaccrual and loans renegotiated in troubled debt restructurings. The following table presents information on the Company’s recorded investment in impaired loans as of dates indicated:

						Year Ended
	As of December 31, 2010					December 31,
	Unpaid	Recorded	Recorded			2010
	Total	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment

Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315	$49,713
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064	34,871
Residential	18,632	2,993	13,721	16,714	3,431	15,097
Commercial	17,458	2,976	13,578	16,554	3,877	21,086

Total construction loans	84,461	30,089	47,739	77,828	15,372	71,054

Residential	8,951	1,741	7,110	8,851	1,266	10,889
Agricultural	3,045	1,065	1,432	2,497	128	1,737

Total real estate loans	175,650	64,820	97,984	162,804	27,081	133,393

Commercial	36,251	11,354	24,168	35,522	14,892	22,017
Agricultural	976	498	478	976	253	974

Total	$212,877	$76,672	$122,630	$199,302	$42,226	$156,384

As of December 31, 2009, the Company’s total recorded investment in impaired loans was $113,975, including $61,529 with no specific allowance for loan loss and $52,446 with an allowance for loan losses of $20,182. As

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
of December 31, 2008, the Company’s recorded investment in impaired loans was $84,416, including $66,667 with no specific allowance for loan loss and $17,749 with an allowance for loan losses of $8,015. For the years ended December 31, 2009 and 2008, the Company’s average recorded investment in impaired loans was $106,048 and $60,728, respectively.
If interest on impaired loans had been accrued, interest income on impaired loans during 2010, 2009 and 2008 would have been approximately $9,336, $6,384 and $4,069, respectively. At December 31, 2010, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.
The Company had loans renegotiated in troubled debt restructurings of $53,700 as of December 31, 2010, of which $40,210 were included in nonaccrual loans and $13,490 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $11,413 as of December 31, 2009, of which $6,730 were included in nonaccrual loans and $4,683 were on accrual status.
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans. The Company adheres to a Uniform Classification System developed jointly by the various bank regulatory agencies to internally risk rate loans. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators:
Other Assets Especially Mentioned — includes loans that exhibit weaknesses in financial condition, loan structure or documentation, which if not promptly corrected, may lead to the development of abnormal risk elements.
Substandard — includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a Substandard is not currently sufficient; collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a Substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.
Doubtful — includes loans that exhibit pronounced weaknesses to a point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Doubtful loans are required to be placed on nonaccrual status and are assigned specific loss exposure.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table presents the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of December 31, 2010:

	Other Assets			Total
	Especially			Criticized
	Mentioned	Substandard	Doubtful	Loans

As of December 31, 2010
Real estate:
Commercial	$133,700	$149,604	$41,662	$324,966
Construction:
Land acquisition & development	73,151	36,552	21,795	131,498
Residential	9,083	9,842	13,721	32,646
Commercial	9,025	18,611	13,598	41,234

Total construction loans	91,259	65,005	49,114	205,378

Residential	13,889	18,725	11,474	44,088
Agricultural	12,683	20,885	1,432	35,000

Total real estate loans	251,531	254,219	103,682	609,432

Consumer:
Indirect consumer loans	768	1,964	315	3,047
Other consumer loans	903	1,499	1,131	3,533
Credit card loans	—	571	3,467	4,038

Total consumer loans	1,671	4,034	4,913	10,618

Commercial	47,307	39,145	24,280	110,732
Agricultural	5,416	6,255	478	12,149

Total	$305,925	$303,653	$133,353	$742,931

The Company maintains an independent credit review function to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010:

Year ended December 31, 2010	Real Estate	Consumer	Commercial	Agriculture	Other	Total

Allowance for loan losses:
Beginning balance	$76,357	$6,220	$18,608	$1,845	$—	$103,030
Provision charged to opertating expense	42,163	8,636	16,333	(232)	—	66,900
Less loans charged-off	(34,718)	(7,577)	(10,023)	(21)	—	(52,339)
Add back recoveries of loans previously charged-off	379	2,053	436	21	—	2,889

Ending balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480

Individually evaluated for impairment	$27,081	$—	$14,892	$253	$—	$42,226
Collectively evaluated for impairment	57,100	9,314	10,480	1,360	—	78,254

Ending balance	$84,181	$9,314	$25,372	$1,613	$—	$120,480

Total loans:
Individually evaluated for impairment	$162,804	$—	$35,522	$976	$—	$199,302
Collectively evaluated for impairment	2,709,125	646,580	694,949	115,570	2,383	4,168,607

Total loans	$2,871,929	$646,580	$730,471	$116,546	$2,383	$4,367,909

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
The allowance for loan losses consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to us.
Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or environmental factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, loss factor percentages are based on a one-year loss history. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory factors and the estimated impact of current economic, environmental and regulatory conditions on historical loss rates.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Year ended December 31,	2009	2008

Balance at beginning of year	$87,316	$52,355
Allowance of acquired banking offices	—	14,463
Provision charged to operating expense	45,300	33,356
Less loans charged-off	(31,978)	(14,695)
Add back recoveries of loans previously charged-off	2,392	1,837

Balance at end of year	$103,030	$87,316

(5)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2010	2009

Land	$35,573	$36,388
Buildings and improvements	185,606	187,471
Furniture and equipment	61,689	65,985

	282,868	289,844
Less accumulated depreciation	(94,730)	(93,537)

Premises and equipment, net	$188,138	$196,307

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 15—Commitments and Contingencies.
(6)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2010	2009

Key executive, principal shareholder	$4,680	$4,480
Key executive split dollar	4,330	4,212
Group life	64,046	62,682

Total	$73,056	$71,374

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,680 and $4,480 at December 31, 2010 and 2009, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,330 and $4,212 at December 31, 2010 and 2009, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide postretirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $64,046 and $62,682 at December 31, 2010 and 2009, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death. The marginal income produced by the policy is used to offset the cost of employee benefit plans of FIB.
(7)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year ended December 31,	2010	2009	2008

Balance at beginning of year	$38,400	$6,025	$928
Additions	21,314	42,212	5,810
Capitalized improvements	240	6,515	—
Valuation adjustments	(6,724)	(5,545)	(34)
Dispositions	(19,598)	(10,807)	(679)

Balance at end of year	$33,632	$38,400	$6,025

(8)	MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year ended December 31,	2010	2009	2008

Balance at beginning of year	$18,732	$27,788	$27,561
Sales of mortgage servicing rights	(4,528)	(3,022)	—
Purchases of mortgage servicing rights	—	8	34
Originations of mortgage servicing rights	4,222	9,681	6,111
Amortization expense	(4,615)	(7,568)	(5,918)
Write-off of permanent impairment	—	(8,155)	—

Balance at end of year	13,811	18,732	27,788
Less valuation reserve	(620)	(1,407)	(16,786)

Balance at end of year	$13,191	$17,325	$11,002

Principal balances of loans serviced for others	$1,594,697	$2,394,331	$2,077,131
Mortgage servicing rights as a percentage of serviced loans	0.83%	0.72%	0.53%

At December 31, 2010, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $13,694 and 4.7 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.25% to 21.00% and monthly prepayment speeds ranging from 0.7% to 6.2% depending upon the risk characteristics of the underlying loans. The Company recorded impairment reversals of $787 and $7,224 in 2010 and 2009, respectively and recorded as other expense, impairment charges of $10,940 in 2008. Permanent impairment of $8,155 was charged against the carrying value of mortgage servicing rights in 2009. No permanent impairment was recorded in 2010 or 2008.
The Company sold mortgage servicing rights with a carrying value of $4,528 and $3,022 in 2010 and 2009, respectively. Losses of $1,525 and $48 on the sales were recorded as other expense in 2010 and 2009, respectively. In conjunction with the sales, the Company entered into agreements with the purchaser whereby the Company continues to sub-service the loans underlying the sold mortgage servicing rights.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(9)	DEPOSITS
Deposits are summarized as follows:

December 31,	2010	2009

Non-interest bearing demand	$1,063,869	$1,026,584

Interest bearing:
Demand	1,218,078	1,197,254
Savings	1,718,521	1,362,410
Time, $100 and over	908,044	996,839
Time, other	1,017,201	1,240,969

Total interest bearing	4,861,844	4,797,472

Total deposits	$5,925,713	$5,824,056

The Company had no brokered time deposits as of December 31, 2010 and 2009.
Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $139,431 and $253,344 as of December 31, 2010 and 2009, respectively.
Maturities of time deposits at December 31, 2010 are as follows:

	Time, $100
	and Over	Total Time

2011	$770,657	$1,564,798
2012	77,037	199,996
2013	25,052	65,929
2014	14,964	41,555
2015	20,334	52,946
Thereafter	—	21

Total	$908,044	$1,925,245

Interest expense on time deposits of $100 or more was $18,595, $25,212 and $28,794 for the years ended December 31, 2010, 2009 and 2008, respectively.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10)   LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2010	2009

Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Variable rate term notes, principal and interest due quarterly	—	33,929

Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.29% at December 31, 2010)	15,000	15,000
Various notes payable to FHLB, interest due monthly at various rates and maturities through October 31, 2017 (weighted average rate of 4.95% at December 31, 2010)	690	2,577
8.00% capital lease obligation with term ending October 25, 2029	1,812	1,847

Total long-term debt	$37,502	$73,353

Maturities of long-term debt at December 31, 2010 are as follows:

2011	$245
2012	49
2013	252
2014	58
2015	295
Thereafter	36,603

Total	$37,502

Proceeds from the variable rate term notes and the 6.81% subordinated term loan were used to fund the First Western acquisition in 2008. See Note 23—Acquisitions and Dispositions.
On January 10, 2008, the Company entered into a credit agreement (“Credit Agreement”) with four syndicated banks. Under the original terms of the Credit Agreement, the Company borrowed $50,000 on variable rate term notes maturing January 10, 2013. On March 29, 2010, the Company repaid all amounts due under the Credit Agreement. A loss of $306 on the early extinguishment of debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income.
On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.
During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.29% as of December 31, 2010. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.
The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $141,064, subject to collateral availability. As of December 31, 2010 and 2009, FHLB advances of $690 and $2,577, respectively, were included in long-term debt. As of December 31, 2010 and December 31, 2009 there were no short-term advances outstanding with the FHLB.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,812 and $1,847 as of December 31, 2010 and 2009, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.
The Company had other borrowed funds of $4,991 and $5,423 as of December 31, 2010 and 2009, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.
The Company has federal funds lines of credit with third parties amounting to $185,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $319,900 secured by a blanket pledge of indirect consumer loans.
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
A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding
		as of December 31,
Issuance	Maturity Date	2010	2009

March 2003	March 26, 2033	$41,238	$41,238
October 2007	January 1, 2038	10,310	10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310

Total subordinated debentures held by subsidiary trusts		$123,715	$123,715

In March 2003, the Company issued $41,238 of Subordinated Debentures to FIST. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2010 the interest rate on the Subordinated Debentures was 3.45%.
In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2010 the interest rate on the Subordinated Debentures was 2.54%.
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
In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2010 the interest rate on the Subordinated Debentures was 2.99%.
In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bear interest at a fixed rate of 6.78% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.
In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2010, the interest rate on the Subordinated Debentures was 3.04%.
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
On January 10, 2008, the Company issued 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) with an aggregate value of $50,000 as partial consideration for the acquisition of the First Western entities, see Note 23 — Acquisitions and Dispositions. The Series A Preferred Stock was issued to the former owner of the First Western entities, an accredited investor, in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company may redeem all or part of the Series A Preferred Stock at any time after the fifth anniversary of the date issued at a redemption price of $10,000 per share plus all accrued and unpaid dividends. Following the tenth anniversary of the date issued, the Series A Preferred Stock may be converted, at the option of the holder, into shares of the Company’s Class B common stock at a ratio of 320 shares of common stock for every one share of Series A Preferred Stock.

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
On March 29, 2010, the Company concluded its initial public offering (“IPO”) of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. The Company received net proceeds of $153,153 from the sale of the shares, after deducting the underwriting discount, commissions and other offering expenses.
As of December 31, 2010, the Company had 15,598,632 shares of Class A common stock outstanding, including 10,000,000 shares issued in the IPO, 1,500,000 issued pursuant to the underwriter’s option, 6,503 issued under the Company’s stock compensation plans and 4,092,129 shares converted from Class B common stock.
The Company had 27,202,062 and 31,349,588 shares of Class B common stock outstanding as of December 31, 2010 and December 31, 2009, respectively.
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
(13)	EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

For the year ended December 31,	2010	2009	2008

Net income	$37,356	$53,863	$70,648
Less preferred stock dividends	3,422	3,422	3,347

Net income available to common shareholders, basic and diluted	$33,934	$50,441	$67,301

Weighted average common shares outstanding	39,907,640	31,335,668	31,484,136
Weighted average commons shares issuable upon exercise of stock options and restricted stock awards	219,725	342,832	628,536

Weighted average common and common equivalent shares outstanding	40,127,365	31,678,500	32,112,672

Basic earnings per common share	$0.85	$1.61	$2.14
Diluted earnings per common share	$0.85	$1.59	$2.10

The Company had 2,301,413, 1,933,532 and 1,138,332 stock options outstanding that were antidilutive as of December 31, 2010, 2009 and 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2010, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds as of December 31, 2010 and 2009 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total risk-based capital:
Consolidated	$772,337	15.5%	$398,720	8.0%	NA	NA
FIB	634,976	12.8	396,754	8.0	$495,943	10.0%
Tier 1 risk-based capital:
Consolidated	674,319	13.5	199,360	4.0	NA	NA
FIB	557,261	11.2	198,377	4.0	$297,566	6.0
Leverage capital ratio:
Consolidated	674,319	9.3	291,023	4.0	NA	NA
FIB	557,261	7.7	290,071	4.0	$362,589	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total risk-based capital:
Consolidated	$599,458	11.7%	$410,635	8.0%	NA	NA
FIB	597,873	11.7	408,991	8.0	$511,238	10.0%
Tier 1 risk-based capital:
Consolidated	499,816	9.7	205,317	4.0	NA	NA
FIB	518,485	10.1	204,495	4.0	$306,743	6.0
Leverage capital ratio:
Consolidated	499,816	7.3	274,059	4.0	NA	NA
FIB	518,485	7.6	273,258	4.0	$341,572	5.0

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(15)	COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
The Company had commitments under construction contracts of $953 as of December 31, 2010.
The Company had commitments to purchase held-to-maturity municipal investment securities of $436 as of December 31, 2010.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,960 in 2010, $2,425 in 2009 and $3,474 in 2008.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010, are as follows:

	Third	Related
	Parties	Partnership	Total

For the year ending December 31:
2011	$1,225	$2,083	$3,308
2012	898	1,981	2,879
2013	638	1,816	2,454
2014	570	1,702	2,272
2015	547	1,199	1,746
Thereafter	5,476	—	5,476

Total	$9,354	$8,781	$18,135

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.
The Company participates in credit and debit card transactions through Visa U.S.A., Inc. card association or its affiliates (collectively “Visa”). On October 3, 2008, Visa completed a restructuring and issued shares of Class B Visa, Inc. common stock to its financial members, including 60,108 shares to the Company. For purposes of converting Class B shares to Class A shares of Visa, Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation against Visa. The Class B shares are not transferable, except to another member bank until the later of March 31, 2011 or the date on which certain specifically defined Visa litigation is resolved. The Company recorded the Visa Class B shares in other assets at their cost basis of $0.
In September 2009, the Company sold all of its Visa Class B shares for $2,128. In conjunction with the sale, the Company entered into a derivative contract whereby the Company will make or receive payments based on subsequent changes in the conversion rate of Class B Visa common shares in Class A Visa common shares. The derivative contract terminates on the later of March 31, 2011 or the date on which certain specifically designated Visa litigation has been resolved. As of December 31, 2010 and 2009, a liability of $86 and $245, respectively, related to the derivative contract is included in accounts payable and accrued expenses. The derivative contract is collateralized by $1,205 of U.S. government agency investment securities.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $5,987 and $7,705 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2010 and 2009, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2010, 2009 and 2008. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company issues various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,038,979 at December 31, 2010, which included $270,142 on unused credit card lines and $232,795 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $998,193 at December 31, 2009, which included $253,794 on unused credit card lines and $258,946 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2010 and 2009, the Company had outstanding stand-by letters of credit of $85,543 and $82,980, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(17)	INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2010	2009	2008

Current:
Federal	$29,866	$18,691	$39,389
State	4,481	2,715	5,618

Total current	34,347	21,406	45,007

Deferred:
Federal	(15,268)	4,846	(6,691)
State	(1,989)	701	(887)

Total deferred	(17,257)	5,547	(7,578)

Balance at end of year	$17,090	$26,953	$37,429

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2010, 2009 and 2008 to income before income taxes as a result of the following:

Year ended December 31,	2010	2009	2008

Tax expense at the statutory tax rate	$19,056	$28,286	$37,827
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,661)	(3,784)	(4,028)
State income tax, net of federal income tax benefit	1,619	2,225	3,130
Other, net	76	226	500

Tax expense at effective tax rate	$17,090	$26,953	$37,429

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2010	2009

Deferred tax assets:
Loans, principally due to allowance for loan losses	$46,623	$28,657
Employee benefits	7,182	5,334
Other real estate owned writedowns	3,170	1,952
Deferred gain on sale of subsidiary	1,263	1,594
Other	400	403

Deferred tax assets	58,638	37,940

Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,467)	(4,885)
Investment securities, unrealized gains	(6,652)	(9,758)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(735)	(865)
Prepaid amounts	(789)	(801)
Government agency stock dividends	(2,081)	(2,056)
Goodwill and core deposit intangibles	(19,044)	(15,158)
Mortgage servicing rights	(4,761)	(5,419)
Other	(1,637)	(888)

Deferred tax liabilities	(40,166)	(39,830)

Net deferred tax (liabilities) assets	$18,472	$(1,890)

As of December 31, 2010, the Company had a net deferred tax asset of $18,472. The Company had a current net income tax receivable of $1,764 and a current net income tax payable of $1,625 at December 31, 2010 and 2009, respectively, which are included in accounts payable and accrued expenses.
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
The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2010, there were 942,254 common shares available for future grant under the 2006 Plan. All awards granted subsequent to completion of the Company’s IPO on March 29, 2010 will be for shares of Class A common stock. All awards granted prior to the Company’s IPO are for shares of Class B common stock.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock Options. All options granted have an exercise price equal to fair market value, which is currently defined as the closing sales price for the stock as quoted on the NASDAQ Stock Market for the last market trading day proceeding the date that the Company’s Board of Directors awards the benefit. Options may be subject to vesting as determined by the Company’s Board of Directors or Compensation Committee; and, can be exercised for periods of up to ten years from the date of grant.
Compensation expense related to stock option awards of $813, $588 and $896 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2010, 2009 and 2008, respectively. Related income tax benefits recognized for the years ended December 31, 2010, 2009 and 2008 were $311, $225 and $342, respectively.
The weighted average grant date fair value of options granted was $4.58, $1.01 and $1.44 during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2010	2009	2008

Expected volatility	35.66%	9.58%	6.91%
Expected dividend yield	2.98%	3.28%	3.11%
Risk-free interest rate	3.08%	2.64%	3.72%
Expected life of options (in years)	7.7	7.7	6.2
Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The 2010 expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Prior to 2009, the Company elected to use the “simplified” method to estimate expected life. The Company expected the historical volatility of its common stock would not be indicative of future volatility subsequent to the Company’s IPO, which was concluded on March 29, 2010. As such, in 2010 the Company estimated expected volatility based on the share price volatility of a peer group of publicly-traded regional banks of similar size and performance as the Company over the expected life of options. Prior to 2010, expected volatility was based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options.
The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2010:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options, beginning of year	3,577,332	$15.99
Granted	285,628	15.09
Exercised	(204,672)	11.20
Forfeited	(44,588)	16.60
Expired	(28,848)	18.84

Outstanding options, end of year	3,584,852	$16.15	5.14 years

Outstanding options exercisable, end of year	2,959,498	$16.11	4.45 years

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The total intrinsic value of fully-vested stock options outstanding as of December 31, 2010 was $3,948. The total intrinsic value of options exercised was $757, $2,035 and $3,296 during the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $250, $733 and $1,178 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company received cash of $649, $144 and $1,741 from stock option exercises during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company redeemed common stock with aggregate values of $1,643, $3,183 and $2,695 tendered in payment for stock option exercises during the years ended December 31, 2010, 2009 and 2008, respectively.
Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2010 follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options, beginning of year	811,428	$1.32
Granted	285,628	4.58
Vested	(427,114)	1.71
Forfeited	(44,588)	2.49

Nonvested stock options, end of year	625,354	$2.46

As of December 31, 2010, there was $970 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.40 years. The total fair value of shares vested during 2010 was $730.
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
Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards, based on peer group of region banks of comparable size with performance ratios similar to our own, is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $847, $436 and $15 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, respectively. Related income tax benefits recognized for the years ended December 31, 2010, 2009 and 2008 were $324, $167 and $6, respectively.
The following table presents information regarding the Company’s restricted stock as of December 31, 2010:

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

		Weighted-Average
	Number of	Measurement Date
	Shares	Fair Value

Restricted stock, beginning of year	68,136	$18.41
Granted	117,140	15.00
Lapsed	(11,045)	16.90
Forfeited	(18,821)	16.69

Restricted stock, end of year	155,410	$15.76

During 2010, the Company issued 117,140 restricted common shares as follows: 13,460 shares that vest in varying percentages upon achievement of defined return on asset performance goals and employment on December 31, 2012 and 103,680 shares that vest one-third on each annual anniversary of the grant date through February 5, 2013 contingent on continued employment
As of December 31, 2010, there was $1,313 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.91 years.
(19)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorizes quarterly contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $1,197, $1,757 and $2,739 in 2010, 2009 and 2008, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $3,896, $3,857 and $3,896 in 2010, 2009 and 2008, respectively.

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

The Plan’s unfunded benefit obligation of $3,575 and $2,305 as of December 31, 2010 and 2009, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $502, $194 and $152 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in salaries, wages and employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2010, and the net periodic benefit costs for the year then ended, included a discount rate of 5.3% and a 5.0% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2009, and the net periodic benefit costs for the year then ended, included a discount rate of 6.0% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate did not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $193, $177, $176, $207 $195 and $1,381 for 2011, 2012, 2013, 2014, 2015, and 2016 through 2020, respectively.
At December 31, 2010, the Company had accumulated other comprehensive loss related to the Plan of $2,535, or $1,584 net of related income tax benefit, comprised of net actuarial losses of $2,011 and unamortized transition asset of $524. The Company estimates $135 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2011.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(20)	OTHER COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows:

Year ended December 31,	2010	2009	2008

Other comprehensive income (loss):
Investment securities available-for-sale:
Change in net unrealized (loss) gain during the period	$(8,438)	$10,322	$17,799
Reclassification adjustment for losses (gains) included in income	(170)	(137)	(101)
Unamortized premium on available-for-sale securities transferred into held-to-maturity	722	1,055	—
Change in the net actuarial loss on defined benefit post-retirement benefit plans	(940)	(1,179)	(13)

	(8,826)	10,061	17,685
Deferred tax expense	(3,126)	3,958	6,958

Net other comprehensive income	$(5,700)	$6,103	$10,727

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2010	2009

Net unrealized gain on investment securities available-for-sale	$10,959	$16,072
Net actuarial loss on defined benefit post-retirement benefit plans	(1,584)	(997)

Net accumulated other comprehensive income	$9,375	$15,075

(21)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $21,314, $42,212 and $5,645 to other real estate owned in 2010, 2009 and 2008, respectively.

The Company transferred internally originated mortgage servicing assets of $4,222, $9,681 and $6,111 from loans to mortgage servicing assets in 2010, 2009 and 2008, respectively.

The Company transferred real property pending disposal of $1,513 to other assets in 2010. The Company transferred equipment pending disposal of $1,519 to other assets in 2009.

The Company transferred accrued liabilities of $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2010.

In conjunction with the sale of mortgage servicing rights, the Company recorded receivables of $1,204 and $938 during 2010 and 2009, respectively.

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

On March 27, 2008, the Company transferred $100,000 from retained earnings to common stock.
(22)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2010	2009

Condensed balance sheets:
Cash and cash equivalents	$133,277	$30,749
Investment in subsidiaries, at equity:
Bank subsidiaries	740,006	712,776
Nonbank subsidiaries	1,975	1,961

Total investment in subsidiaries	741,981	714,737
Other assets	27,010	26,213

Total assets	$902,268	$771,699

Other liabilities	$16,697	$19,569
Advances from subsidiaries, net	5,054	52
Long-term debt	20,000	53,929
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	165,466	197,265
Stockholders’ equity	736,802	574,434

Total liabilities and stockholders’ equity	$902,268	$771,699

Years Ended December 31,	2010	2009	2008

Condensed statements of income:
Dividends from subsidiaries	$15,400	$41,900	$64,539
Other interest income	105	9	29
Other income, primarily management fees from subsidiaries	11,336	11,529	9,101
Gain on sale of nonbank subsidiary	—	—	27,096

Total income	26,841	53,438	100,765

Salaries and benefits	13,435	12,687	9,030
Interest expense	7,703	8,773	12,075
Other operating expenses, net	6,827	6,270	7,713

Total expenses	27,965	27,730	28,818

Earnings before income tax benefit	(1,124)	25,708	71,947
Income tax expense (benefit)	(6,254)	(6,261)	2,814

Income before undistributed earnings of subsidiaries	5,130	31,969	69,133
Undistributed earnings of subsidiaries	32,226	21,894	1,515

Net income	$37,356	$53,863	$70,648

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2010	2009	2008

Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$37,356	$53,863	$70,648
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(32,226)	(21,894)	(1,515)
Depreciation and amortization	217	241	289
Write-down of equipment pending sale	—	350	—
Deferred income tax benefit	(1,455)	(1,401)	(706)
Stock-based compensation expense	1,661	1,024	911
Tax benefits from stock-based compensation	239	742	1,178
Excess tax benefits from stock-based compensation	(225)	(719)	(1,140)
Gain on sale of nonbank subsidiary	—	—	(27,096)
Other, net	(3,087)	(8,664)	10,130

Net cash provided by operating activities	2,480	23,542	52,699

Cash flows from investing activities:
Maturities of available-for-sale investment securities	—	—	100,000
Capitalization of subsidiaries	(130)	(535)	(1,140)
Acquisition of banks and data service company, net of cash and cash equivalents received	—	—	(198,081)
Proceeds from disposition of nonbank subsidiary	—	—	41,026

Net cash used in investing activities	(130)	(535)	(58,195)

Cash flows from financing activities:
Net increase (decrease) in advances from nonbank subsidiaries	5,002	(4,718)	(1,634)
Borrowings of long-term debt	—	—	98,500
Repayments of long-term debt	(33,929)	(8,928)	(35,643)
Proceeds from issuance subordinated debentures	—	—	20,620
Debt issuance costs	—	(261)	(576)
Preferred stock issuance costs	—	—	(38)
Proceeds from issuance of common stock	167,503	3,957	13,662
Common stock issuance costs	(13,597)	—	—
Excess tax benefits from stock-based compensation	225	719	1,140
Purchase and retirement of common stock	(3,699)	(11,052)	(27,912)
Dividends paid to common stockholders	(17,905)	(15,694)	(20,578)
Dividends paid to preferred stockholders	(3,422)	(3,422)	(3,347)

Net cash provided by (used in) financing activities	100,178	(39,399)	44,194

Net change in cash and cash equivalents	102,528	(16,392)	38,698
Cash and cash equivalents, beginning of year	30,749	47,141	8,443

Cash and cash equivalents, end of year	$133,277	$30,749	$47,141

Noncash Investing and Financing Activities — The Company transferred accrued liabilities of $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2010.
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
On January 10, 2008, the Company completed the purchase all of the outstanding stock of Sturgis, Wall and Data (collectively, “First Western”). At the acquisition date, First Western had total assets of approximately $913,000, loans of approximately $727,000 and deposits of approximately $814,000. Consideration for the acquisition of $248,081 consisted of cash of $198,081 and 5,000 shares of Series A Preferred Stock with an aggregate value of $50,000. See Note 12—Capital Stock and Dividend Restrictions for further information regarding the Series A Preferred Stock. The cash portion of the purchase price was funded through debt financing. See Note 10—Long-Term Debt and Other Borrowed Funds and Note 11—Subordinated Debentures Held by Subsidiary Trusts for further information regarding debt financing. In conjunction with the acquisition, the Company recorded goodwill of $146,293, of which approximately $133,239 is expected to be deductible for income tax purposes, and core deposit intangibles of $14,928 with a weighted average amortization period of approximately 9.2 years. The consolidated statement of income for the year ended December 31, 2008 includes the operating results of the acquired entities from the date of acquisition. If the acquisition had occurred as of the beginning of each prior period presented, pro forma interest income, non-interest income and net income would have been $357,477, $128,516 and $71,055, respectively, for the year ended December 31, 2008.
On December 31, 2008, the Company completed the sale of its technology services subsidiary, i_Tech. The aggregate sales price under the agreement was $41,180. Concurrent with the sale, the Company entered into a service agreement with the purchaser to receive data processing, electronic funds transfer and other technology services for a period of seven years at current market rates for such services. A net gain of $31,596 was recognized on the sale, of which $4,500 was deferred and is being amortized to outsourced technology services expense using the straight-line method over the term of the service agreement. The Company paid i_Tech $12,622 for technology services during 2008.

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(24)	FAIR VALUE MEASUREMENTS
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$953,420	$—	$953,420	$—
U.S. agencies mortgage-backed securities	831,860	—	831,860	—
Private mortgage-backed securities	1,055	—	1,055	—
Mortgage servicing rights	13,694	—	13,694	—
Derivative liability contract	86	—	—	86

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$571,446	$—	$571,446	$—
U.S. agencies mortgage-backed securities	743,640	—	743,640	—
Private mortgage-backed securities	1,343	—	1,343	—
Mortgage servicing rights	17,746	—	17,746	—
Derivative liability contract	245	—	—	245
The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the twelve months ended December 31, 2010 and 2009:

For the Twelve Months Ended December 31,	2010	2009

Balance, beginning of period	$245	$—
Accruals during the period	155	245
Cash payments during the period	(314)	—

Balance, end of period	$86	$245

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
Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On May 28, 2010 and October 8, 2010, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. In conjunction with these changes in conversion rate, the Company made cash payments to the purchaser of $314. In addition, during 2010 the Company revised its estimate of Visa’s future litigation funding and increased its derivative contract liability by $155.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
As of December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$97,574	$—	$—	$97,574	$(55,800)
Other real estate owned	21,555	—	—	21,555	(11,116)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
As of December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$41,343	$—	$—	$41,343	$(27,237)
Other real estate owned	23,587	—	—	23,587	(11,678)
Long-lived asset to be disposed of by sale	1,169	—	—	1,169	(350)

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using inputs based upon observable market data and customized discounting criteria. During 2010, certain impaired loans with a carrying value of $153,375 were reduced by specific valuation allowance allocations of $42,226 and partial loan charge-offs of $17,170 resulting in a reported fair value of $97,574. During 2009, certain impaired loans with a carrying value of $68,580 were reduced by specific valuation allowance allocations of $20,182 and partial loan charge-offs of $7,055, resulting in a reported fair value of $97,574.
OREO.The fair values of OREO are determined by independent appraisals or are estimated using observable market data in combination with customized discounting criteria. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. During 2010, OREO with a carrying value of $32,671 was written down to its fair value of $21,555, resulting in charges to the allowance for loan losses of $4,392 and write-downs of $6,724. During 2009, OREO with a carrying value of $35,265 was written down to its fair value of $23,587, resulting in charges to the allowance for loan losses of $6,133 and write-downs of $5,545.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. As of December 31, 2010, the Company had a long-lived asset to be disposed of by sale of $1,513 that was carried at cost. During 2009, a long-lived asset to be disposed of by sale with a carrying amount of $1,519 was written down to its fair value of $1,169 resulting in an impairment charge of $350, which was included in other non-interest expense.
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2010 and 2009, all mortgage loans held for sale were recorded at cost.
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
A summary of the estimated fair values of financial instruments follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
As of December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$685,618	$685,618	$623,482	$623,482
Investment securities available-for-sale	1,786,335	1,786,335	1,316,429	1,316,429
Investment securities held-to-maturity	147,068	146,508	129,851	130,855
Net loans	4,247,429	4,222,984	4,424,974	4,422,288
Accrued interest receivable	33,628	33,628	37,123	37,123
Mortgage servicing rights, net	13,191	13,694	17,325	17,746

Total financial assets	$6,913,269	$6,888,767	$6,549,184	$6,547,923

Financial liabilities:
Total deposits, excluding time deposits	$4,000,468	$4,000,468	$3,586,248	$3,586,248
Time deposits	1,925,245	1,936,011	2,237,808	2,246,223
Securities sold under repurchase agreements	620,154	620,154	474,141	474,141
Derivative contract	86	86	245	245
Accrued interest payable	13,178	13,178	17,585	17,585
Other borrowed funds	4,991	4,991	5,423	5,423
Long-term debt	37,502	40,031	73,353	74,913
Subordinated debentures held by subsidiary trusts	123,715	128,954	123,715	128,802

Total financial liabilities	$6,725,339	$6,743,873	$6,518,518	$6,533,580

(25)	RELATED PARTY TRANSACTIONS
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

First Interstate BancSystem, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $40,772 at December 31, 2010 and $48,395 at December 31, 2009. During 2010, new loans and advances on existing loans of $24,007 were funded and loan repayments totaled $31,267. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2010, net loans of $363 were removed due to changes in related parties from the prior year.
The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2010, 2009 and 2008, the Company paid total fees and operating expenses of $305, $296 and $458, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2010, 2009 and 2008, the Company received payments from the related entity of $63, $129 and $140, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.
The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a controlling ownership interest. The Company paid insurance premiums to the agency of $879, $830, and $649 in 2010, 2009 and 2008, respectively.
The Company purchases services from an entity in which two greater than 5% shareholders and seven directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 22.0%, and in which the vice chairman is the chairman of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2010, 2009 and 2008, the Company paid $337, $342 and $415, respectively, for these services. The Company also reimburses the related entity for certain costs incurred in the Company’s behalf, primarily office costs for the vice chairman of the Company’s Board of Directors and the Company’s charitable foundation. These reimbursements totaled $88, $81 and $97 in 2010, 2009 and 2008, respectively. The related entity reimburses the Company for all salaries, wages and employee benefits expenses incurred by the Company in behalf of the related entity for its personnel.
During 2010, the Company entered into an agreement to sell real property to a director of the Company. Under the terms of the agreement, the sale is scheduled to close in 2011. The sales price of $2,695 is subject to certain adjustments for property taxes, utilities and owners association fees. Prior to entering the agreement, the independent members of the Governance and Nominating Committee of the Company’s Board of Directors approved the transaction after reviewing fully the relationship and proposed terms of the transaction.
In conjunction with the First Western acquisition in January 2008, the Company assumed certain existing deferred compensatory agreements entered into by First Western prior to the acquisition. Under the terms of one such agreement, the Company is required to make cash payments to a director of the Company for the promotion of growth and development of new business through December 31, 2011. The total amount due under the agreement was fixed prior to the acquisition date at $577, with a portion to be paid over four years and the remaining balance of $424 due in January 2012. As additional consideration under the agreement, the director provided, among other things, a covenant not to compete. Under the terms of the agreement, the Company made cash payments of $38, $38 and $40 during 2010, 2009 and 2008. As of December 31, 2010, the Company had accrued a liability of $375 related to remaining payments due to the director under the agreement.
During 2009, a director of the Company entered into an agreement with FIB to guarantee the payment of interest through December 31, 2011 on loans between FIB and an unrelated third party borrower. The interest guaranty agreement was subsequently extended through December 31, 2012. Under the terms of the interest guaranty agreement, the director made interest payments on behalf of the borrower to the Company of $487 during 2010. No payments were made under the interest guarantee agreement in 2009. In addition, the director pledged to the Company collateral aggregating $8,496 on the loans of the unrelated third party borrower, which in the event of borrower default is subject to liquidation by the Company in partial satisfaction of the debt.

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

	Community	Technology		Intersegment
For the year ended December 31, 2008	Banking	Services	Other	Eliminations	Total

Net interest income	$247,176	$80	$54,060	($65,939)	$235,377
Provision for loan losses	33,356	—	—	—	33,356

Net interest income after provision for loan losses	213,820	80	54,060	(65,939)	202,021

Non-interest income:
External sources	83,298	18,592	26,707	—	128,597
Intersegment	30	12,622	11,249	(23,901)	—

Total non-interest income	83,328	31,214	37,956	(23,901)	128,597
Non-interest expense	201,114	26,459	18,869	(23,901)	222,541

Net income before income tax expense	96,034	4,835	73,147	(65,939)	108,077
Income tax expense	32,670	1,924	2,835	—	37,429

Net income	$63,364	$2,911	$70,312	$(65,939)	$70,648

Depreciation and core deposit intangible amortizaton	$17,346	$—	$246	$—	$17,592

Total assets as of December 31, 2008	$6,618,374	$—	$9,973	$—	$6,628,347

Investment in equity method investees as of December 31, 2008	$5,847	$—	$—	$—	$5,847

(27)	AUTHORITATIVE ACCOUNTING GUIDANCE
FASB ASC Topic 805, “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations,” requires an entity to disclose pro forma information for business combinations that occurred during the current year as of the beginning of the comparable prior annual reporting period only. The disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The guidance is applicable to the Company’s accounting for business combinations closing on or after December 15, 2010.
FASB ASC Topic 350, “Intangibles — Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other,” amends prior guidance. Under this amended guidance, an entity is required to perform Step 2 of the goodwill impairment test if the reporting unit has a zero or negative carrying amount and if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, that begin after December 15, 2010. Early application is not permitted. The adoption of this authoritative guidance is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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
Additional new authoritative accounting guidance (Accounting Standards Update (“ASU”) No. 2010-20) under ASC Topic 310, “Receivables,” requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by the ASU. The effective date for those disclosures will be concurrent with the effective date for the proposed ASU, “Receivables Clarifications to Accounting for Troubled Debt Restructurings by Creditors”, which is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company will include the required disclosures in the notes to the financial statements beginning December 31, 2010.
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
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. No events requiring recognition or disclosure were identified.

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

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 3, 2011)

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

10.5†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A)

10.8†	Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9†
Second Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit
Number	Description

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

10.13†
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

14.1*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.
(b)	Exhibits
See Item 15(a)3 above.
(c)	Financial Statements Schedules
See Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	February 28, 2011
	Lyle R. Knight	Date
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 28, 2011

	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 28, 2011

	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ RANDALL I. SCOTT	February 28, 2011

	Randall I. Scott, Director	Date

By:	/s/ JULIE A. SCOTT	February 28, 2011

	Julie A. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 28, 2011

	Sandra A. Scott Suzor, Director	Date

By:	/s/ STEVEN J. CORNING	February 28, 2011

	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 28, 2011

	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 28, 2011

	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 28, 2011

	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	February 28, 2011

	James W. Haugh, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 28, 2011

	John M. Heyneman, Jr., Director	Date

By:	/s/ TERRY W. PAYNE	February 28, 2011

	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 28, 2011

	Michael J. Sullivan, Director	Date

By:	/s/ MARTIN A. WHITE	February 28, 2011

	Martin A. White, Director	Date

By:	/s/ LYLE R. KNIGHT	February 28, 2011

	Lyle R. Knight President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ TERRILL R. MOORE	February 28, 2011

	Terrill R. Moore	Date
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

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on February 3, 2011)

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

10.5†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement on Schedule 14A)

10.8†	Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9†
Second Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

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

10.13†
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

14.1*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.