Form 10-Q
period 2011-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2011-05-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2011 — Class A common stock	16,119,285
March 31, 2011 — Class B common stock	26,841,968

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$120,814	$107,035
Federal funds sold	3,108	2,114
Interest bearing deposits in banks	556,399	576,469

Total cash and cash equivalents	680,321	685,618

Investment securities:
Available-for-sale	1,841,281	1,786,335
Held-to-maturity (estimated fair values of $147,401 as of March 31, 2011 and $146,508 as of December 31, 2010)	146,097	147,068

Total investment securities	1,987,378	1,933,403

Loans	4,263,764	4,367,909
Less allowance for loan losses	124,446	120,480

Net loans	4,139,318	4,247,429

Premises and equipment, net of accumulated depreciation	185,702	188,138
Goodwill	183,673	183,673
Company-owned life insurance	73,545	73,056
Accrued interest receivable	32,380	33,628
Other real estate owned (“OREO”), net of write-downs	31,995	33,632
Deferred tax asset	19,112	18,472
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,284	13,191
Core deposit intangibles, net of accumulated amortization	8,441	8,803
Other assets	73,977	81,927

Total assets	$7,429,126	$7,500,970

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,110,940	$1,063,869
Interest bearing	4,820,244	4,861,844

Total deposits	5,931,184	5,925,713

Securities sold under repurchase agreements	536,955	620,154
Accounts payable and accrued expenses	40,400	38,915
Accrued interest payable	12,162	13,178
Other borrowed funds	5,522	4,991
Long-term debt	37,491	37,502
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,687,429	6,764,168

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of March 31, 2011 and December 31, 2010	50,000	50,000
Common stock	264,932	264,174
Retained earnings	417,117	413,253
Accumulated other comprehensive income, net	9,648	9,375

Total stockholders’ equity	741,697	736,802

Total liabilities and stockholders’ equity	$7,429,126	$7,500,970

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months
	ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$62,391	$66,894
Interest and dividends on investment securities:
Taxable	9,911	11,202
Exempt from federal taxes	1,171	1,166
Interest on deposits in banks	367	224
Interest on federal funds sold	3	13

Total interest income	73,843	79,499

Interest expense:
Interest on deposits	9,871	15,278
Interest on securities sold under repurchase agreements	237	194
Interest on other borrowed funds	—	1
Interest on long-term debt	489	919
Interest on subordinated debentures held by subsidiary trusts	1,448	1,438

Total interest expense	12,045	17,830

Net interest income	61,798	61,669
Provision for loan losses	15,000	11,900

Net interest income after provision for loan losses	46,798	49,769

Non-interest income:
Other service charges, commissions and fees	7,380	6,872
Service charges on deposit accounts	4,110	4,598
Income from origination and sale of loans	3,445	3,300
Wealth management revenues	3,295	3,014
Investment securities gains, net	2	27
Other income	1,927	1,697

Total non-interest income	20,159	19,508

Non-interest expense:
Salaries, wages and employee benefits	27,702	28,078
Occupancy, net	4,215	4,142
Furniture and equipment	3,220	3,341
FDIC insurance premiums	2,466	2,456
Outsourced technology services	2,241	2,249
OREO expense, net of income	1,711	541
Mortgage servicing rights amortization	807	1,133
Mortgage servicing rights impairment recovery	(347)	(50)
Core deposit intangibles amortization	362	439
Other expenses	10,581	10,416

Total non-interest expense	52,958	52,745

Income before income tax expense	13,999	16,532
Income tax expense	4,493	5,402

Net income	9,506	11,130
Preferred stock dividends	844	844

Net income available to common stockholders	$8,662	$10,286

Basic earnings per common share	$0.20	$0.33

Diluted earnings per common share	$0.20	$0.32

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

				Accumulated
				other	Total
	Preferred	Common	Retained	comprehensive	stockholders’
	stock	stock	earnings	income	equity

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	9,506	—	9,506
Other comprehensive income, net of tax	—	—	—	273	273

Total comprehensive income					9,779

Common stock transactions:
12,056 common shares purchased and retired	—	(164)	—	—	(164)
130,904 non-vested common shares issued	—	—	—	—	—
1,911 non-vested common shares forfeited	—	(7)	—	—	(7)
Non-vested liability awards vesting during period	—	195	—	—	195
43,622 stock options exercised, net of 104,050
shares tendered in payment of option price
and income tax withholding amounts	—	37	—	—	37
Tax benefit of stock-based compensation	—	257	—	—	257
Stock-based compensation expense	—	440	—	—	440
Cash dividends declared:
Common ($0.1125 per share)	—	—	(4,798)	—	(4,798)
Preferred (6.75% per share)	—	—	(844)	—	(844)

Balance at March 31, 2011	$50,000	$264,932	$417,117	$9,648	$741,697

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	11,130	—	11,130
Other comprehensive income, net of tax	—	—	—	1,135	1,135

Total comprehensive income					12,265

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,500,000 common shares issued	—	153,017	—	—	153,017
117,140 non-vested common shares issued	—	—	—	—	—
Non-vested liability awards vesting during period	—	12	—	—	12
56,808 stock options exercised, net of 66,572
shares tendered in payment of option price
and income tax withholding amounts	—	321	—	—	321
Tax benefit of stock-based compensation	—	193	—	—	193
Stock-based compensation expense	—	387	—	—	387
Cash dividends declared:
Common ($0.1125 per share)	—	—	(3,519)	—	(3,519)
Preferred (6.75% per share)	—	—	(844)	—	(844)

Balance at March 31, 2010	$50,000	$262,366	$403,991	$16,210	$732,567

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,506	$11,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,000	11,900
Net loss on disposal of property and equipment	3	48
Depreciation and amortization	4,436	5,061
Net premium amortization on investment securities	2,598	1,037
Net gains on investment securities transactions	(2)	(27)
Net gains on sales of loans held for sale	(2,260)	(2,088)
Write-down of OREO and equipment pending disposal	1,552	—
Net recovery of impairment on mortgage servicing rights	(347)	(50)
Loss on early extinguishment of debt	—	306
Deferred income tax (benefit) expense	(859)	440
Net increase in cash surrender value of company-owned life insurance policies	(489)	(500)
Stock-based compensation expense	411	387
Tax benefits from stock-based compensation expense	257	193
Excess tax benefits from stock-based compensation	(192)	(191)
Changes in operating assets and liabilities:
Decrease in loans held for sale	27,123	9,557
Decrease in interest receivable	1,248	643
Decrease in other assets	7,672	3,854
(Decrease) increase in accrued interest payable	(1,016)	1,185
Increase (decrease) in accounts payable and accrued expenses	1,702	(390)

Net cash provided by operating activities	66,343	42,495

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(1,868)	(2,404)
Available-for-sale	(193,791)	(260,455)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	2,720	2,253
Available-for-sale	136,839	184,326
Proceeds from sales of mortgage servicing rights, net of acquisitions	—	597
Extensions of credit to customers, net of repayments	64,419	21,851
Recoveries of loans charged-off	1,305	817
Proceeds from sales of OREO	3,160	2,147
Capital expenditures, net of sales	(1,639)	(3,803)

Net cash provided by (used in) investing activities	11,145	(54,671)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the three months
	ended March 31,
	2011	2010

Cash flows from financing activities:
Net increase (decrease) in deposits	$5,471	$(35,674)
Net decrease in repurchase agreements	(83,199)	(12,582)
Net increase in short-term borrowings	531	422
Repayments of long-term debt	(11)	(34,319)
Common stock issuance costs	—	(13,733)
Proceeds from issuance of common stock	—	166,750
Excess tax benefits from stock-based compensation	192	191
Purchase and retirement of common stock	(127)	(3,378)
Dividends paid to common stockholders	(4,798)	(3,519)
Dividends paid to preferred stockholders	(844)	(844)

Net cash (used in) provided by financing activities	(82,785)	63,314

Net (decrease) increase in cash and cash equivalents	(5,297)	51,138
Cash and cash equivalents at beginning of period	685,618	623,482

Cash and cash equivalents at end of period	$680,321	$674,620

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$1,601
Cash paid during the period for interest expense	$13,061	$16,645

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2011 and December 31, 2010 and the results of operations and cash flows for each of the three month periods ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2010 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2011 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
(2) Investment Securities
The amortized cost and approximate fair values of investment securities are summarized as follows:
Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$1,006,446	$2,883	$(5,502)	$1,003,827
U.S. agency residential mortgage-backed securities	816,428	23,797	(3,740)	836,485
Private residential mortgage-backed securities	963	15	(9)	969

Total	$1,823,837	$26,695	$(9,251)	$1,841,281

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

State, county and municipal securities	$145,894	$2,442	$(1,138)	$147,198
Other securities	203	—	—	203

Total	$146,097	$2,442	$(1,138)	$147,401

Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$956,017	$3,337	$(5,934)	$953,420
U.S. agency residential mortgage-backed securities	812,372	24,107	(4,619)	831,860
Private residential mortgage-backed securities	1,057	10	(12)	1,055

Total	$1,769,446	$27,454	$(10,565)	$1,786,335

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

State, county and municipal securities	$146,850	$1,375	$(1,935)	$146,290
Other securities	218	—	—	218

Total	$147,068	$1,375	$(1,935)	$146,508

Gross gains of $2 and $27 were realized on the disposition of available-for-sale investment securities during the three months ended March 31, 2011 and 2010, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three months ended March 31, 2011 or 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$545,665	$(5,502)	$—	$—	$545,665	$(5,502)
U.S. agency residential mortgage-backed securities	166,265	(3,740)	—	—	166,265	(3,740)
Private residential mortgage-backed securities	—	—	223	(9)	223	(9)

Total	$711,930	$(9,242)	$223	$(9)	$712,153	$(9,251)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$29,217	$(1,006)	$2,981	$(132)	$32,198	$(1,138)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$498,344	$(5,934)	$—	$—	$498,344	$(5,934)
U.S. agency residential mortgage-backed securities	160,161	(4,619)	—	—	160,161	(4,619)
Private residential mortgage-backed securities	—	—	249	(12)	249	(12)

Total	$658,505	$(10,553)	$249	$(12)	$658,754	$(10,565)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$42,178	$(1,814)	$3,023	$(121)	$45,201	$(1,935)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 98 and 128 individual investment securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, respectively. Unrealized losses as of March 31, 2011 and December 31, 2010 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. No impairment losses were recorded during the three months ended March 31, 2011 or 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Maturities of investment securities at March 31, 2011 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2011	Cost	Fair Value	Cost	Fair Value

Within one year	$434,558	$440,532	$6,474	$6,192
After one year but within five years	1,133,101	1,138,284	25,110	25,538
After five years but within ten years	111,899	114,645	55,861	57,197
After ten years	144,279	147,820	58,449	58,271

Total	1,823,837	1,841,281	145,894	147,198
Investments with no stated maturity	—	—	203	203

Total	$1,823,837	$1,841,281	$146,097	$147,401

As of March 31, 2011, the Company had investment securities callable within one year with amortized costs and estimated fair values of $478,494 and $475,594, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.
(3) Loans
The following table presents loans by class as of the dates indicated.

	March 31,	December 31,
	2011	2010

Real estate loans:
Commercial	$1,553,750	$1,565,665
Construction:
Land acquisition & development	319,573	329,720
Residential	78,572	99,196
Commercial	95,623	98,542

Total construction loans	493,768	527,458

Residential	561,420	549,604
Agricultural	181,513	182,794
Mortgage loans originated for sale	20,992	46,408

Total real estate loans	2,811,443	2,871,929

Consumer loans:
Indirect consumer loans	411,908	423,552
Other consumer loans	155,100	162,137
Credit card loans	58,075	60,891

Total consumer loans	625,083	646,580

Commercial	703,837	730,471
Agricultural	121,571	116,546
Other loans, including overdrafts	1,830	2,383

Total loans	$4,263,764	$4,367,909

Commercial real estate includes loans aggregating $866,886 and $867,510 as of March 31, 2011 and December 31, 2010, respectively, that are owner occupied.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated.

	Accruing Loans		Nonaccruing Loans		Total
	30 — 89		30 — 89		Loans 30
	Days	Past	Days	Past	or More
	Past	Due	Past	Due	Days Past	Current	Total
As of March 31, 2011	Due	> 90 Days	Due	> 90 Days	Due	Loans	Loans

Real estate
Commercial	$20,512	$1,651	$1,489	$20,714	$44,366	$1,509,384	$1,553,750
Construction:
Land acquisition & development	1,666	850	12,328	8,894	23,738	295,835	319,573
Residential	1,719	—	314	1,111	3,144	75,428	78,572
Commercial	7,702		884	4,873	13,459	82,164	95,623

Total construction loans	11,087	850	13,526	14,878	40,341	453,427	493,768

Residential	16,980	104	306	590	17,980	543,440	561,420
Agricultural	1,532	118	1,007	498	3,155	178,358	181,513
Mortgage loans originated for sale	—	—	—	—	—	20,992	20,992

Total real estate loans	50,111	2,723	16,328	36,680	105,842	2,705,601	2,811,443

Consumer:
Indirect consumer loans	3,183	48	52	32	3,315	408,593	411,908
Other consumer loans	1,106	36	97	508	1,747	153,353	155,100
Credit card loans	618	616	—	—	1,234	56,841	58,075

Total consumer loans	4,907	700	149	540	6,296	618,787	625,083

Commercial	11,320	717	1,551	6,477	20,065	683,772	703,837
Agricultural	1,683	0	56	24	1,763	119,808	121,571
Other loans, including overdrafts	—	0	—	—	$—	1,830	1,830

Total	$68,021	$4,140	$18,084	$43,721	$133,966	$4,129,798	$4,263,764

					Total
	Accruing Loans		Nonaccruing Loans		Loans 30
	30 — 89		30 — 89		or More
	Days Past	Past Due	Days Past	Past Due	Days Past	Current	Total
As of December 31, 2010	Due	> 90 Days	Due	> 90 Days	Due	Loans	Loans

Real estate
Commercial	$17,959	$—	$7,582	$13,047	$38,588	$1,527,077	$1,565,665
Construction:
Land acquisition & development	9,608	—	1,559	7,462	18,629	311,091	329,720
Residential	3,022	—	359	992	4,373	94,823	99,196
Commercial	2,794	—	1,213	3,376	7,383	91,159	98,542

Total construction loans	15,424	—	3,131	11,830	30,385	497,073	527,458

Residential	2,192	—	160	359	2,711	546,893	549,604
Agricultural	4,856	—	406	392	5,654	177,140	182,794
Mortgage loans originated for sale	—	—	—	—	—	46,408	46,408

Total real estate loans	40,431	—	11,279	25,628	77,338	2,794,591	2,871,929

Consumer:
Indirect consumer loans	3,717	—	81	63	3,861	419,691	423,552
Other consumer loans	1,552	15	87	568	2,222	159,915	162,137
Credit card loans	1,005	759	—	—	1,764	59,127	60,891

Total consumer loans	6,274	774	168	631	7,847	638,733	646,580

Commercial	8,069	957	744	8,707	18,477	711,994	730,471
Agricultural	2,114	117	—	25	2,256	114,290	116,546
Other loans, including overdrafts	123	4	—	—	127	2,256	2,383

Total	$57,011	$1,852	$12,191	$34,991	$106,045	$4,261,864	$4,367,909

Included in current loans in the table above are loans aggregating $150,590 and $148,160 that were on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents the Company’s recorded investment in nonaccrual loans by class as of the dates indicated:

	March 31,	December 31,
	2011	2010

Real estate
Commercial	$75,237	$68,948
Construction:
Land acquisition & development	49,204	41,547
Residential	16,784	16,679
Commercial	25,392	16,589

Total construction loans	91,380	74,815

Residential	14,173	15,222
Agricultural	4,739	2,497

Total real estate loans	185,529	161,482

Consumer:
Indirect consumer loans	506	564
Other consumer loans	1,422	1,337
Credit card loans	30	30

Total consumer loans	1,958	1,931

Commercial	23,867	30,953
Agricultural	1,040	976

Total	$212,394	$195,342

The Company considers impaired loans to include non-consumer loans placed on nonaccrual and loans renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

						Quarter Ended
	As of March 31, 2011					March 31, 2011
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

Real estate:
Commercial	$89,939	$41,628	$42,643	$84,271	$12,317	$74,768	$92
Construction:
Land acquisition & development	57,333	21,020	32,376	53,396	11,751	45,552	45
Residential	20,562	5,982	13,631	19,613	3,571	18,121	19
Commercial	26,676	13,030	12,362	25,392	3,512	19,321	—

Total construction loans	104,571	40,032	58,369	98,401	18,834	82,994	64

Residential	6,872	668	6,113	6,781	550	21,070	—
Agricultural	5,804	4,265	991	5,256	77	3,677	2

Total real estate loans	207,186	86,593	108,116	194,709	31,778	182,509	158

Commercial	33,767	9,620	17,540	27,160	11,029	34,397	42
Agricultural	1,072	618	454	1,072	272	920	—

Total	$242,025	$96,831	$126,110	$222,941	$43,079	$217,826	$200

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

						Year Ended
						December 31,
	As of December 31, 2010					2010
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment

Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315	$49,713
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064	34,871
Residential	18,632	2,993	13,721	16,714	3,431	15,097
Commercial	17,458	2,976	13,578	16,554	3,877	21,086

Total construction loans	84,461	30,089	47,739	77,828	15,372	71,054

Residential	8,951	1,741	7,110	8,851	1,266	10,889
Agricultural	3,045	1,065	1,432	2,497	128	1,737

Total real estate loans	175,650	64,820	97,984	162,804	27,081	133,393

Commercial	36,251	11,354	24,168	35,522	14,892	22,017
Agricultural	976	498	478	976	253	974

Total	$212,877	$76,672	$122,630	$199,302	$42,226	$156,384

If interest on impaired loans had been accrued, interest income on impaired loans during the three months ended March 31, 2011 and 2010 would have been approximately $3,158 and $1,807, respectively. At March 31, 2011, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.
The Company had loans renegotiated in troubled debt restructurings of $90,381 as of March 31, 2011, of which $57,037 were included in nonaccrual loans and $33,344 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $53,700 as of December 31, 2010, of which $40,210 were included in nonaccrual loans and $13,490 were on accrual status.
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
Other Assets Especially Mentioned - includes loans that exhibit weaknesses in financial condition, loan structure or documentation, which if not promptly corrected, may lead to the development of abnormal risk elements.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analyses performed as of the dates indicated.

	Other Assets			Total
	Especially			Criticized
As of March 31, 2011	Mentioned	Substandard	Doubtful	Loans

Real estate:
Commercial	$130,178	$150,980	$40,820	$321,978
Construction:
Land acquisition & development	62,076	36,305	33,732	132,113
Residential	3,709	9,726	13,631	27,066
Commercial	8,778	13,307	12,362	34,447

Total construction loans	74,563	59,338	59,725	193,626

Residential	23,540	18,239	9,960	51,739
Agricultural	13,754	20,129	990	34,873

Total real estate loans	242,035	248,686	111,495	602,216

Consumer:
Indirect consumer loans	813	1,847	277	2,937
Other consumer loans	836	1,414	1,188	3,438
Credit card loans	—	503	3,068	3,571

Total consumer loans	1,649	3,764	4,533	9,946

Commercial	45,394	40,407	19,380	105,181
Agricultural	4,821	6,215	454	11,490

Total	$293,899	$299,072	$135,862	$728,833

	Other Assets			Total
	Especially			Criticized
As of December 31, 2010	Mentioned	Substandard	Doubtful	Loans

Real estate:
Commercial	$133,700	$149,604	$41,662	$324,966
Construction:
Land acquisition & development	73,151	36,552	21,795	131,498
Residential	9,083	9,842	13,721	32,646
Commercial	9,025	18,611	13,598	41,234

Total construction loans	91,259	65,005	49,114	205,378

Residential	13,889	18,725	11,474	44,088
Agricultural	12,683	20,885	1,432	35,000

Total real estate loans	251,531	254,219	103,682	609,432

Consumer:
Indirect consumer loans	768	1,964	315	3,047
Other consumer loans	903	1,499	1,131	3,533
Credit card loans	—	571	3,467	4,038

Total consumer loans	1,671	4,034	4,913	10,618

Commercial	47,307	39,145	24,280	110,732
Agricultural	5,416	6,255	478	12,149

Total	$305,925	$303,653	$133,353	$742,931

The Company maintains an independent credit review function to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(4)	Allowance For Loan Losses
The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.

Three months ended March 31, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total

Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	12,155	688	2,457	(300)	—	15,000
Less loans charged-off	(4,231)	(1,460)	(6,642)	(6)	—	(12,339)
Add back recoveries of loans previously charged-off	245	432	621	7	—	1,305

Ending balance	$92,350	$8,992	$21,790	$1,314	$—	$124,446

Individually evaluated for impairment	$31,778	$—	$11,029	$272	$—	$43,079
Collectively evaluated for impairment	60,571	8,992	10,739	1,043	22	81,367

Ending balance	$92,349	$8,992	$21,768	$1,315	$22	$124,446

Total loans:
Individually evaluated for impairment	$194,709	$—	$27,160	$1,072	$—	$222,941
Collectively evaluated for impairment	2,616,734	625,083	676,677	120,499	1,830	4,040,823

Total loans	$2,811,443	$625,083	$703,837	$121,571	$1,830	$4,263,764

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2010:

Three months ended March 31, 2010

Balance at beginning of year	$103,030
Provision charged to operating expense	11,900
Less loans charged-off	(9,398)
Add back recoveries of loans previously charged-off	817

Balance at end of year	$106,349

(5)	Common Stock
The Company had 16,119,285 and 15,598,632 shares of Class A common stock outstanding as of March 31, 2011 and December 31, 2010, respectively.
The Company had 26,841,968 and 27,202,062 shares of Class B common stock outstanding as of March 31, 2011 and December 31, 2010, respectively.
(6)	Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Net income	$9,506	$11,130
Less preferred stock dividends	844	844

Net income available to common shareholders, basic and diluted	$8,662	$10,286

Weighted average common shares outstanding	42,689,390	31,585,072
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	170,591	269,752

Weighted average common and common equivalent shares outstanding	42,859,981	31,854,824

Basic earnings per common share	$0.20	$0.33
Diluted earnings per common share	$0.20	$0.32

The Company had 2,310,796 and 2,265,709 stock options outstanding that were antidilutive as of March 31, 2011 and 2010, respectively, that are not included in the above calculations of diluted earnings per share.
(7)	Regulatory Capital
The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2011 and December 31, 2010, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary (“FIB”) as of March 31, 2011 and December 31, 2010 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
As of March 31, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital:
Consolidated	$778,413	15.8%	$393,329	8.0%	NA	NA
FIB	640,625	13.1	391,247	8.0	$489,059	10.0%
Tier 1 risk-based capital:
Consolidated	681,178	13.9	196,664	4.0	NA	NA
FIB	563,711	11.5	195,624	4.0	$293,436	6.0
Leverage capital ratio:
Consolidated	681,178	9.3	291,590	4.0	NA	NA
FIB	563,711	7.8	290,670	4.0	$363,337	5.0

	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital:
Consolidated	$772,337	15.5%	$398,720	8.0%	NA	NA
FIB	634,976	12.8	396,754	8.0	$495,943	10.0%
Tier 1 risk-based capital:
Consolidated	674,319	13.5	199,360	4.0	NA	NA
FIB	557,261	11.2	198,377	4.0	$297,566	6.0
Leverage capital ratio:
Consolidated	674,319	9.3	291,023	4.0	NA	NA
FIB	557,261	7.7	290,071	4.0	$362,589	5.0

(8)	Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $518 as of March 31, 2011.

The Company had commitments to purchase held-to-maturity municipal investment securities of $700 as of March 31, 2011.
(9)	Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2011, commitments to extend credit to existing and new borrowers approximated $1,027,211, which includes $273,358 on unused credit card lines and $241,460 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2011, the Company had outstanding standby letters of credit of $72,134. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(10)	Supplemental Disclosures to Consolidated Statement of Cash Flows
The Company transferred loans of $1,971 and $7,673 to OREO during the three months ended March 31, 2011 and 2010, respectively.

The Company transferred accrued liabilities of $195 and $12 to common stock in conjunction with the vesting of liability-classified restricted stock awards during the three months ended March 31, 2011 and 2010, respectively.
(11)	Other Comprehensive Income
Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows:

For the three months ended March 31,	2011	2010

Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$417	$1,873
Reclassification adjustment for gains included in income	(2)	(27)
Change in the net actuarial loss on defined benefit post-retirement benefit plans	35	25

	450	1,871
Deferred tax expense	177	736

Net other comprehensive income	$273	$1,135

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	March 31,	December 31,
	2011	2010

Net unrealized gain on investment securities available-for-sale	$11,211	$10,959
Net actuarial loss on defined benefit post-retirement benefit plans	(1,563)	(1,584)

Net accumulated other comprehensive income	$9,648	$9,375

(12)	Fair Value Measurements
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of March 31, 2011	3/31/2011	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,003,827	$—	$1,003,827	$—
U.S. agency residential mortgage-backed securities	836,485	—	836,485	—
Private residential mortgage-backed securities	969	—	969	—
Mortgage servicing rights	15,136	—	15,136	—
Derivative liability contract	86	—	—	86

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of December 31, 2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$953,420	$—	$953,420	$—
U.S. agency residential mortgage-backed securities	831,860	—	831,860	—
Private residential mortgage-backed securities	1,055	—	1,055	—
Mortgage servicing rights	13,694	—	13,694	—
Derivative liability contract	86	—	—	86

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2011 and 2010:

For the Three Months Ended March 31,	2011	2010

Balance, beginning of period	$86	$245
Accruals during the period		—

Cash payments during the period	—	—

Balance, end of period	$86	$245

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
As of March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$107,955	$—	$—	$107,955
Other real estate owned	23,810	—	—	23,810

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
As of December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$97,574	$—	$—	$97,574
Other real estate owned	23,727	—	—	23,727

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. As of March 31, 2011 and December 31, 2010, the Company had one long-lived asset to be disposed of by sale carried at its cost of $1,513.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2011 and December 31, 2010, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fair value of the derivative contract was estimated by discounting cash flows using assumptions regarding the expected outcome of related litigation. The floating rate term notes, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

A summary of the estimated fair values of financial instruments follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$680,321	$680,321	$685,618	$685,618
Investment securities available-for-sale	1,841,281	1,841,281	1,786,335	1,786,335
Investment securities held-to-maturity	146,097	147,401	147,068	146,508
Net loans	4,139,318	4,100,939	4,247,429	4,222,984
Accrued interest receivable	32,380	32,380	33,628	33,628
Mortgage servicing rights, net	13,284	15,136	13,191	13,694

Total financial assets	$6,852,681	$6,817,458	$6,913,269	$6,888,767

Financial liabilities:
Total deposits, excluding time deposits	$4,113,003	$4,113,003	$4,000,468	$4,000,468
Time deposits	1,818,181	1,828,720	1,925,245	1,936,011
Securities sold under repurchase agreements	536,955	536,955	620,154	620,154
Derivative contract	86	86	86	86
Accrued interest payable	12,162	12,162	13,178	13,178
Other borrowed funds	5,522	5,522	4,991	4,991
Long-term debt	37,491	39,736	37,502	40,031
Subordinated debentures held by subsidiary trusts	123,715	128,746	123,715	128,954

Total financial liabilities	$6,647,115	$6,664,930	$6,725,339	$6,743,873

(13)	Recent Authoritative Accounting Guidance
FASB ASC Topic 310, “Receivables.” In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). ASU No. 2011-02 requires significant new disclosures about the nature, extent and financial impact of troubled debt restructurings presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU No. 2011-02 also provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in ASU No. 2011-02 are effective for the first interim or annual period beginning after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. The adoption of this authoritative guidance is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB ASC Topic 350, “Intangibles — Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other,” amends prior guidance. Under this amended guidance, an entity is required to perform Step 2 of the goodwill impairment test if the reporting unit has a zero or negative carrying amount and if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, that begin after December 15, 2010. The adoption of this authoritative guidance on January 1, 2011, did not have an impact on the Company’s consolidated financial statements, results of operations or liquidity.
(14)	Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. No events requiring disclosure were identified.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, including the audited financial statements contained therein, filed with the SEC.
     When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:
•	credit losses;

•	concentrations of real estate loans;

•	economic and market developments, including inflation;

•	commercial loan risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	increases in deposit insurance premiums;

•	inability to grow business;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act;

•	changes in or noncompliance with governmental regulations;

•	effects of recent legislative and regulatory efforts to stabilize financial markets;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	failure of technology;

•	reliance on external vendors;

•	disruption of vital infrastructure and other business interruptions;

•	illiquidity in the credit markets;

•	inability to meet liquidity requirements;

•	lack of acquisition candidates;

•	failure to manage growth;

•	competition;

•	inability to manage risks in turbulent and dynamic market conditions;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	failure to effectively implement technology-driven products and services;

•	litigation pertaining to fiduciary responsibilities;

•	capital required to support the Company’s bank subsidiary;

•	soundness of other financial institutions;

•	impact of Basel III capital standards and forthcoming new capital rules proposed for U.S. banks;

•	inability of our bank subsidiary to pay dividends;

•	change in dividend policy;

•	limited trading volume of Class A common stock;

•	price and volume volatility of Class A common stock;

•	voting control of Class B stockholders;
•	dilution as a result of future equity issuances;

•	uninsured nature of any investment in Class A common stock;

•	anti-takeover provisions;

•	controlled company status; and

•	subordination of common stock to Company debt.
     A more detailed discussion of each of the foregoing risks is included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011. These factors and other risk factors described in our periodic and current reports filed with the Securities and Exchange Commission from time to time, however, are not necessarily all of the factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Executive Overview
     We are a financial and bank holding company headquartered in Billings, Montana. As of March 31, 2011, we had consolidated assets of $7,429 million, deposits of $5,931 million, loans of $4,264 million and total stockholders’ equity of $742 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade.
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
Recent Trends and Developments
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies entered the recession later than many areas of the United States and, although not as severely impacted, are not yet showing signs of recovery that other areas of the United States are experiencing. Although the continuing impact of the national recession and related real estate and financial market conditions is uncertain, these factors affect our business and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.

     Asset Quality
     Challenging economic conditions continue to have a negative impact on businesses and consumers in some of our market areas. General declines in the real estate and housing markets resulted in continued deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing loans. Our non-performing assets increased to $282 million, or 6.56% of total loans and OREO, as of March 31, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. Loan charge-offs, net of recoveries, totaled $11 million during the three months ended March 31, 2011, as compared to $9 million during first quarter 2010, with the most significant increase occurring in commercial loans. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $15 million during first quarter 2011, compared to $12 million during first quarter 2010. Increased provisions for loan losses reflect our estimation of the effect of current economic conditions on and potential losses inherent in our loan portfolio. Given the current economic conditions and trends, management believes we will continue to experience high levels of non-performing loans in the near-term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.
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

     Non-interest expense. Non-interest expenses include (1) salaries, wages and employee benefits expense, (2) occupancy expense, (3) furniture and equipment expense, (4) FDIC insurance premiums, (5) outsourced technology services expense, (6) amortization and impairment of mortgage servicing rights, (7) OREO expense, net of income, (8) core deposit intangibles amortization and (9) other expenses, which primarily includes professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. OREO expense is recorded net of OREO income. Variations in net OREO expense between periods is primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties, and fluctuations in the carrying costs and/or operating expenses associated with OREO properties. We seek to manage our non-interest expenses in consideration of the growth of our business and our community banking model that emphasizes customer service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.
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
     We seek to maintain a diverse and high quality loan portfolio. We evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb potential losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
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
Critical Accounting Estimates and Significant Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements, liquidity or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality.”
     Goodwill
     The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of our market value. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based trading of our Class A common stock. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes our accounting policy with regard to goodwill.
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
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Notes 1 and 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 describe the methodology we use to determine fair value of mortgage servicing rights.

     Other Real Estate Owned
     Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The value of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Determining the fair value of OREO is considered a critical accounting estimate due to the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes our accounting policy with regard to OREO.
Results of Operations
     The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.
     Net Interest Income. Net interest income, on a fully taxable equivalent, or FTE, basis, increased $110 thousand, or 0.2%, to $62.9 million for the three months ended March 31, 2011, as compared to $62.8 million for the same period in 2010. Our net FTE interest margin decreased 27 basis points to 3.73% for the three months ended March 31, 2011, from 4.00% during the same period in the prior year. Compression in our net FTE interest margin ratio during first quarter 2011, as compared first quarter 2010, was largely attributable to a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding investment securities, the effects of which were partially offset by a 46 basis point reduction in funding costs from March 31, 2010 to March 31, 2011.

     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,303,575	$62,836	5.92%	$4,502,713	$67,360	6.07%
Investment securities (2)	1,948,422	11,758	2.45	1,492,276	13,042	3.54
Interest bearing deposits in banks	587,804	367	0.25	354,096	224	0.26
Federal funds sold	2,242	3	0.54	16,851	13	0.31

Total interest earning assets	6,842,043	74,964	4.44%	6,365,936	80,639	5.14%
Non earning assets	622,539			687,663

Total assets	$7,464,582			$7,053,599

Interest bearing liabilities:
Demand deposits	$1,249,283	$834	0.27%	$1,112,950	$839	0.31%
Savings deposits	1,744,747	2,000	0.46	1,421,981	2,316	0.66
Time deposits	1,874,515	7,037	1.52	2,258,579	12,123	2.18
Repurchase agreements	569,881	237	0.17	454,687	194	0.17
Other borrowed funds	5,695	—	—	6,469	1	0.06
Long-term debt	37,496	489	5.29	71,285	919	5.23
Subordinated debentures held by subsidiary trusts	123,715	1,448	4.75	123,715	1,438	4.71

Total interest bearing liabilities	5,605,332	12,045	0.87%	5,449,666	17,830	1.33%

Non-interest bearing deposits	1,070,744			959,369
Other non-interest bearing liabilities	51,013			63,528
Stockholders’ equity	737,493			581,036

Total liabilities and stockholders’ equity	$7,464,582			$7,053,599

Net FTE interest income		$62,919			$62,809
Less FTE adjustments (2)		(1,121)			(1,140)

Net interest income from consolidated statements of income		$61,798			$61,669

Interest rate spread			3.57%			3.81%

Net FTE interest margin (3)			3.73%			4.00%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended March 31,
	2011 Compared with 2010
	Volume	Rate	Net

Interest earnings assets:
Loans (1)	$(2,979)	$(1,545)	$(4,524)
Investment securities (1)	3,987	(5,271)	(1,284)
Interest bearing deposits in banks	148	(5)	143
Federal funds sold	(11)	1	(10)

Total change	1,145	(6,820)	(5,675)

Interest bearing liabilites:
Demand deposits	103	(108)	(5)
Savings deposits	526	(842)	(316)
Time deposits	(2,061)	(3,025)	(5,086)
Repurchase agreements	49	(6)	43
Other borrowed funds	—	(1)	(1)
Long-term debt	(436)	6	(430)
Subordinated debentures	—	10	10

Total change	(1,819)	(3,966)	(5,785)

Increase in FTE net interest income	$2,964	$(2,854)	$110

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.
     Provision for Loan Losses. The provision for loan losses increased $3.1 million, or 26.1%, to $15.0 million for the three months ended March 31, 2011, compared to $11.9 million for the same period in 2010, and decreased $2.5 million, or 14.3%, from $17.5 million during fourth quarter 2010. Fluctuations in provisions for loan losses reflect management’s estimate of the estimated effects of current economic conditions on our loan portfolio. Ongoing stress from weakening economic conditions continued to negatively impact the performance of many of our real estate loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; service charges on deposit accounts; income from the origination and sale of loans; and, wealth management revenues. Non-interest income increased $651 thousand, or 3.3%, to $20.2 million for the three months ended March 31, 2011, as compared to $19.5 million for the same period in 2010. Non-interest income decreased $5.4 million, or 21.0%, to $20.2 million for the three months ended March 31, 2011, as compared to $25.5 million for the three months ended December 31, 2010. Significant components of these changes are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $508 thousand, or 7.4%, to $7.4 million during the three months ended March 31, 2011, as compared to $6.9 million during the same period in 2010. This increase was primarily attributable to higher interchange income due to increased volumes of debit and credit card transactions.
     Service charges on deposit accounts decreased $488 thousand, or 10.6%, to $4.1 million during the three months ended March 31, 2011, as compared to $4.6 million during the same period in 2010, primarily due to decreases in the number of overdraft fees assessed. Management attributes the decline in overdraft fees to changes in customer utilization.

     Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Income from the origination and sale of loans increased $145 thousand, or 4.4%, to $3.4 million for the three months ended March 31, 2011, as compared to $3.3 million for the same period in 2010, and decreased $4.6 million, or 57.1%, as compared to $8.0 million during fourth quarter 2010. During first quarter 2011, mortgage loan rates increased from historical lows experienced during the third and fourth quarters of 2010, resulting in decreased refinancing activity and lower income from the origination and sale of loans.
     Wealth management revenues increased $281 thousand, or 9.3%, to $3.3 million for the three months ended March 31, 2011, as compared to $3.0 million for the same period in 2010, and $212 thousand, or 6.9%, as compared to $3.1 million during fourth quarter 2010. These increases were principally due to higher trust management fees resulting from increases in the market values of assets under trust management and increases in number of customers using trust services.
     Other income increased $230 thousand, or 13.6%, to $1.9 million for the three months ended March 31, 2011, compared to $1.7 million for the same period in 2010, primarily due fluctuations in earnings on securities held under deferred compensation plans. Other income decreased $664 thousand, or 25.6%, to $1.9 million for the three months ended March 31, 2011, as compared to $2.6 million for the three months ended December 31, 2010, primarily due to fluctuations in earnings on securities held under deferred compensation plans and life insurance revenues.
     Non-interest Expense. Non-interest expense increased $213 thousand, or less than 1.0%, to $53.0 million for the three months ended March 31, 2011, as compared to $52.7 million for the same period in 2010. Non-interest expense decreased $1.8 million, or 3.4%, to $53.0 million for the three months ended March 31, 2011, as compared to $54.8 million for the three months ended December 31, 2010. Significant components of these changes are discussed below.
     Salaries, wages and employee benefits expense decreased slightly to $27.7 million during the three months ended March 31, 2011, as compared to $28.1 million during the same period in the prior year, and decreased $1.5 million, or 5.2%, as compared to $29.2 million during the three months ended December 31, 2010. These decreases were primarily attributable to slight reductions in the number of full-time equivalent employees combined with lower incentive bonus and group medical insurance accruals. Also contributing to the decrease in salaries, wages and employee benefits during first quarter 2011, as compared to fourth quarter 2010, were two fewer accrual days during first quarter 2011.
     OREO expense, net of income, increased $1.2 million to $1.7 million for the three months ended March 31, 2011, compared to $541 thousand for the same period in 2010, primarily due to the write-down of the estimated fair value of one OREO property located in the Flathead market area. OREO expense, net of income, increased $170 thousand, or 11.0%, to $1.7 million for the three months ended March 31, 2011, compared to $1.5 million during the three months ended December 31, 2010.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. Long-term interest rates were higher during first quarter 2011, as compared to first quarter 2010, resulting in a corresponding increase in the estimated period over which we expect to receive servicing income and a decrease in the amortization taken during the period. Mortgage servicing rights amortization decreased $326 thousand, or 28.8%, to $807 thousand for the three months ended March 31, 2011, as compared to $1.1 million for the same period in 2010, and $339 thousand, or 29.6%, as compared to $1.1 million during the fourth quarter of 2010.
     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During first quarter 2011, we reversed previously recorded impairment of $347 thousand, as compared to a reversal of previously recorded impairment of $50 thousand during first quarter 2010 and a reversal of previously recorded impairment of $3.0 million during fourth quarter 2010.
     Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses increased $165 thousand, or 1.6%, to $10.6 million for the three months ended March 31, 2011, as compared to $10.4 million for the three months ended March 31, 2010, and decreased $2.4 million, or 18.6%, as compared to $13.0 million during the three months ended December 31, 2010. During fourth quarter 2010, we recorded a $1.5 million loss on the sale of mortgage servicing rights. The remaining decrease in other expenses during first quarter 2011, as compared to fourth quarter 2010, was primarily due to fluctuations in the timing of expenses, most significantly advertising, donations and travel expenses.

     Income Tax Expense. Our effective federal income tax rate was 27.5% for the three months ended March 31, 2011 and 28.4% for the three months ended March 31, 2010. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the three months ended March 31, 2011, and 4.3% for the three months ended March 31, 2010. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
     Financial Condition
     Total assets decreased $72 million, or 1.0%, to $7,429 million as of March 31, 2011, from $7,501 million as of December 31, 2010. Significant components of the decrease are discussed below:
     Loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. Total loans decreased $104 million, or 2.4%, to $4,264 million as of March 31, 2011 from $4,368 million as of December 31, 2010, with the most significant decreases occurring in residential construction loans, mortgage loans originated for sale and commercial loans. Management attributes the decrease to a general decline in new home construction in our market areas, particularly in markets dependent upon resort and second home communities including the Flathead, Gallatin Valley and Jackson market areas, and to a lesser extent, the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
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
     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Non-performing loans:
Non-accrual loans	$212,394	$195,342	$174,249	$139,975	122,341
Accruing loans past due 90 days or more	4,140	1,852	1,129	7,550	3,041
Restructured loans	33,344	13,490	26,630	10,588	7,660

Total non-performing loans	249,878	210,684	202,008	158,113	133,042
OREO	31,995	33,632	35,296	42,338	43,980

Total non-performing assets	$281,873	$244,316	$237,304	$200,451	177,022

Non-performing loans to total loans	5.86%	4.82%	4.54%	3.47%	2.97%
Non-performing assets to total loans and OREO	6.56%	5.55%	5.29%	4.35%	3.91%
Non-performing assets to total assets	3.79%	3.26%	3.24%	2.77%	2.45%

     Non-performing assets increased $38 million, or 15.4%, to $282 million, or 6.56% of total loans and OREO, as of March 31, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. During the first quarter of 2011, difficult economic conditions continued to negatively impact businesses and consumers in our market areas, especially in three market areas dependent upon resort and second home communities. These market areas include the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson, Wyoming market area. Residential and second home subdivisions in these market areas continue to experience severely depressed real estate values and limited sales activity, which has negatively impacted commercial real estate values as well.

     Total non-performing loans increased $39 million, or 18.6%, to $250 million as of March 31, 2011, from $211 million as of December 31, 2010, primarily due to higher levels of restructured loans and nonaccrual loans. As of March 31, 2011, approximately 51% of our nonaccrual loans were located in the Flathead, Gallatin Valley and Jackson market areas.
     Nonaccrual loans increased $17 million, or 8.7%, to $212 million as of March 31, 2011, from $195 million as of December 31, 2010. This increase was primarily due to loans of one land development, one commercial construction and two commercial real estate borrowers aggregating $25 million that were placed on nonaccrual during first quarter 2011. These additions were partially offset by a $5 million pay-off of the loans of one commercial real estate borrower and a $6 million charge-off related to the loans of one commercial borrower.
     Restructured loans increased $20 million, or 147.2% to $33 million as of March 31, 2011, from $13 million as of December 31, 2010. Approximately 67% of the increase in restructured loans was due to the loans of one consumer real estate and one commercial real estate borrower restructured during first quarter 2011.
     The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:
Non-Performing Loans by Loan Type
(Dollars in thousands)

	March 31,	Percent	December 31,	Percent
	2011	of Total	2010	of Total

Real estate:
Commerical	$86,390	34.6%	$73,449	34.9%
Construction:
Land acquisition and development	54,233	21.7%	44,546	21.1%
Residential	19,612	7.8%	16,679	7.9%
Commercial	25,392	10.2%	16,589	7.9%

Total construction	99,237	39.7%	77,814	36.9%

Residential	24,635	9.9%	15,222	7.2%
Agricultural	5,374	2.2%	3,476	1.6%

Total real estate	215,636	86.3%	169,961	80.7%

Consumer	4,437	1.8%	2,720	1.3%
Commercial	28,733	11.5%	36,906	17.5%
Agricultural	1,072	0.4%	1,093	0.5%
Other	—	0.0%	4	0.0%

Total non-performing loans	$249,878	100.0%	$210,684	100.0%

     OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $2 million, or 4.9%, to $32 million as of March 31, 2011, from $34 million as of December 31, 2010. During the first quarter of 2011, the Company recorded additions to OREO of $3 million, wrote down the fair value of OREO properties by $2 million and sold OREO with a book value of $3 million.
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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Balance at beginning of period	$120,480	$120,236	$114,328	$106,349	103,030
Provision charged to operating expense	15,000	17,500	18,000	19,500	11,900
Charge offs:
Real estate
Commercial	1,186	2,835	2,082	3,469	594
Construction	1,546	6,025	5,121	5,940	2,903
Residential	1,499	2,269	788	262	192
Agricultural	—	2,218	20	—	—
Consumer	1,460	1,966	2,056	1,699	1,856
Commerical	6,642	2,713	2,720	737	3,853
Agricultural	6	19	2	—	—

Total charge-offs	12,339	18,045	12,789	12,107	9,398

Recoveries:
Real estate
Commercial	125	20	3	2	9
Construction	92	18	45	6	144
Residential	28	105	5	13	9
Agricultural	—	—	—	—	—
Consumer	432	479	505	471	598
Commerical	621	153	137	91	55
Agricultural	7	14	2	3	2

Total recoveries	1,305	789	697	586	817

Net charge-offs	11,034	17,256	12,092	11,521	8,581

Balance at end of period	$124,446	$120,480	120,236	114,328	106,349

Period end loans	$4,263,764	$4,367,909	4,452,387	4,562,288	4,481,019
Average loans	4,303,575	4,402,141	4,504,657	4,520,119	4,502,713
Annualized net loans charged off to average loans	1.04%	1.56%	1.06%	1.02%	0.77%
Allowance to period end loans	2.92%	2.76%	2.70%	2.51%	2.37%

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
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $54 million, or 2.8%, to $1,987 million, or 26.8% of total assets, as of March 31, 2011 from $1,933 million, or 25.8% of total assets, as of December 31, 2010. Liquidity resulting from deposit growth combined with weak loan demand was primarily invested into securities. The estimated duration of our investment portfolio was 2.6 years as of March 31, 2011 and 2.5 years as of December 31, 2010.

     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2011, we had investment securities with fair values of $3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $141 thousand as of March 31, 2011, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2011 or 2010.
     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $5 million, or less than 1.0%, to $5,931 million as of March 31, 2011, from $5,926 million as of December 31, 2010. During first quarter 2011, there was a slight shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits.
     The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	March 31,	December 31,
	2011	2010

Non-interest bearing demand	$1,110,940	$1,063,869

Interest bearing:
Demand	1,259,105	1,218,078
Savings	1,742,958	1,718,521
Time, $100 and over	825,585	908,044
Time, other	992,596	1,017,201

Total interest bearing	4,820,244	4,861,844

Total deposits	$5,931,184	$5,925,713

     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency residential securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $83 million, or 13.4%, to $537 million as of March 31, 2011, from $620 million as of December 31, 2010, due to fluctuations in the liquidity of our customers.
     Other Borrowed Funds. Other borrowed funds increased $531 thousand, or 10.6% to $6 million as of March 31, 2011, from $5 million as of December 31, 2010 primarily due to timing of tax deposits made by customers and the subsequent withdrawal of funds by the federal government.
Capital Resources and Liquidity Management
     Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased less than 1.0% to $742 million as of March 31, 2011, from $737 million as of December 31, 2010, primarily due to retention of first quarter 2011 earnings.
     On March 24, 2011, we declared a quarterly dividend to common stockholders of $0.1125 per share to be paid on April 18, 2011 to shareholders of record as of April 4, 2011. During first quarter 2011, we paid aggregate cash dividends of $4.8 million, or $0.1125 per share, to common shareholders, as compared to aggregate cash dividends of $3.5 million, or $0.1125 per share, to common shareholders during the same period in 2010. We paid $844 thousand to preferred shareholders during the first quarters of 2011 and 2010.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of March 31, 2011 and December 31, 2010, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of March 31, 2011, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.34%, 13.85% and 15.83%, respectively, as compared to 9.27%, 13.53% and 15.50%, respectively, as of December 31, 2010.

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
     Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item I.
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
     Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.
Recent Accounting Pronouncements
     See “Note 13 — Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of March 31, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2011, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, such control.
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
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2011.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2011.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs

January 2011	4,805	$13.74	0	Not Applicable
February 2011	7,251	13.64	0	Not Applicable
March 2011	—	—	0	Not Applicable

Total	12,056	$13.68	0	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable or required.

Item 6. Exhibits

2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on February 3, 2011)

4.1	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.1	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 033-84540, filed on September 29, 1994)

10.3†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.5†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement of Schedule 14A)

10.8†	Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9†	Second Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.10†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date May 6, 2011	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date May 6, 2011	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer