Form 10-Q
period 2011-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2011-08-05
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2011 — Class A common stock	16,213,617
June 30, 2011 — Class B common stock	26,751,304

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$130,413	$107,035
Federal funds sold	1,764	2,114
Interest bearing deposits in banks	283,314	576,469

Total cash and cash equivalents	415,491	685,618

Investment securities:
Available-for-sale	1,873,864	1,786,335
Held-to-maturity (estimated fair values of $153,448 as of June 30, 2011 and $146,508 as of December 31, 2010)	148,865	147,068

Total investment securities	2,022,729	1,933,403

Loans	4,281,260	4,367,909
Less allowance for loan losses	124,579	120,480

Net loans	4,156,681	4,247,429

Premises and equipment, net of accumulated depreciation	186,529	188,138
Goodwill	183,673	183,673
Company-owned life insurance	74,080	73,056
Accrued interest receivable	33,588	33,628
Other real estate owned (“OREO”), net of write-downs	28,323	33,632
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,218	13,191
Deferred tax asset	10,466	18,472
Core deposit intangibles, net of accumulated amortization	8,080	8,803
Other assets	69,933	81,927

Total assets	$7,202,791	$7,500,970

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,109,905	$1,063,869
Interest bearing	4,684,760	4,861,844

Total deposits	5,794,665	5,925,713

Securities sold under repurchase agreements	435,039	620,154
Accounts payable and accrued expenses	35,395	38,915
Accrued interest payable	11,712	13,178
Long-term debt	37,480	37,502
Other borrowed funds	5,440	4,991
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,443,446	6,764,168

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of June 30, 2011 and December 31, 2010	50,000	50,000
Common stock	265,639	264,174
Retained earnings	421,309	413,253
Accumulated other comprehensive income, net	22,397	9,375

Total stockholders’ equity	759,345	736,802

Total liabilities and stockholders’ equity	$7,202,791	$7,500,970

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$61,475	$67,501	$123,866	$134,395
Interest and dividends on investment securities:
Taxable	10,649	10,931	20,560	22,133
Exempt from federal taxes	1,194	1,173	2,365	2,339
Interest on deposits in banks	227	257	594	481
Interest on federal funds sold	6	5	9	18

Total interest income	73,551	79,867	147,394	159,366

Interest expense:
Interest on deposits	8,903	14,496	18,774	29,774
Interest on securities sold under repurchase agreements	171	229	408	423
Interest on other borrowed funds	—	1	—	2
Interest on long-term debt	495	509	984	1,428
Interest on subordinated debentures held by subsidiary trusts	1,455	1,456	2,903	2,894

Total interest expense	11,024	16,691	23,069	34,521

Net interest income	62,527	63,176	124,325	124,845
Provision for loan losses	15,400	19,500	30,400	31,400

Net interest income after provision for loan losses	47,127	43,676	93,925	93,445

Non-interest income:
Other service charges, commissions and fees	7,768	7,380	15,148	14,252
Service charges on deposit accounts	4,385	4,759	8,495	9,357
Income from origination and sale of loans	4,109	4,186	7,554	7,486
Wealth managment revenues	3,483	3,199	6,778	6,213
Investment securities gains, net	16	15	18	42
Other income	1,830	1,498	3,757	3,195

Total non-interest income	21,591	21,037	41,750	40,545

Non-interest expense:
Salaries, wages and employee benefits	27,889	27,379	55,591	55,457
Occupancy, net	4,013	3,963	8,228	8,105
Furniture and equipment	3,129	3,356	6,349	6,697
Outsourced technology services	2,212	2,449	4,453	4,698
FDIC insurance premiums	1,629	2,667	4,095	5,123
OREO expense, net of income	2,042	2,980	3,753	3,521
Mortgage servicing rights amortization	671	1,115	1,478	2,248
Mortgage servicing rights impairment (recovery)	27	271	(320)	221
Core deposit intangibles amortization	361	440	723	879
Other expenses	12,219	10,806	22,800	21,222

Total non-interest expense	54,192	55,426	107,150	108,171

Income before income tax expense	14,526	9,287	28,525	25,819
Income tax expense	4,672	2,628	9,165	8,030

Net income	9,854	6,659	19,360	17,789
Preferred stock dividends	853	853	1,697	1,697

Net income available to common stockholders	$9,001	$5,806	$17,663	$16,092

Basic earnings per common share	$0.21	$0.14	$0.41	$0.43

Diluted earnings per common share	$0.21	$0.14	$0.41	$0.43

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

				Accumulated
				other	Total
	Preferred	Common	Retained	comprehensive	stockholders’
	stock	stock	earnings	income	equity

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	19,360	—	19,360
Other comprehensive income, net of tax	—	—	—	13,022	13,022

Total comprehensive income					32,382

Common stock transactions:
14,112 common shares purchased and retired	—	(193)	—	—	(193)
14,692 common shares issued	—	195	—	—	195
130,904 non-vested common shares issued	—	—	—	—	—
17,544 non-vested common shares forfeited	—	(89)	—	—	(89)
Non-vested liability awards vesting during period	—	195	—	—	195
50,287 stock options exercised, net of 106,185 shares tendered in payment of option price and income tax withholding amounts	—	102	—	—	102
Tax benefit of stock-based compensation	—	224	—	—	224
Stock-based compensation expense	—	1,031	—	—	1,031
Cash dividends declared:
Common ($0.225 per share)	—	—	(9,607)	—	(9,607)
Preferred (6.75% per share)	—	—	(1,697)	—	(1,697)

Balance at June 30, 2011	$50,000	$265,639	$421,309	$22,397	$759,345

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	17,789	—	17,789
Other comprehensive income, net of tax	—	—	—	6,811	6,811

Total comprehensive income					24,600

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,120	—	—	153,120
117,140 non-vested common shares issued	—	—	—	—	—
3,548 non-vested common shares forfeited	—	(14)	—	—	(14)
80,262 stock options exercised, net of 67,110 shares tendered in payment of option price and income tax withholding amounts	—	589	—	—	589
Tax benefit of stock-based compensation	—	228	—	—	228
Stock-based compensation expense	—	958	—	—	958
Cash dividends declared:
Common ($0.225 per share)	—	—	(8,331)	—	(8,331)
Preferred (6.75% per share)	—	—	(1,697)	—	(1,697)

Balance at June 30, 2010	$50,000	$263,317	$404,985	$21,886	$740,188

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$19,360	$17,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,400	31,400
Net loss on disposal of property and equipment	3	306
Depreciation and amortization	8,677	9,986
Net premium amortization on investment securities	4,932	2,259
Net gains on investment securities transactions	(18)	(42)
Net gains on sales of loans held for sale	(4,984)	(4,553)
Write-down of OREO and equipment pending disposal	3,515	3,133
Net (recovery) impairment on mortgage servicing rights	(320)	221
Loss on early extinguishment of debt	—	306
Deferred income tax benefit	(538)	(1,223)
Net increase in cash surrender value of company-owned life insurance policies	(1,024)	(1,021)
Stock-based compensation expense	1,116	988
Tax benefits from stock-based compensation expense	224	228
Excess tax benefits from stock-based compensation	(157)	(220)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	21,709	(8,874)
Decrease (increase) in interest receivable	40	(1,306)
Decrease in other assets	11,461	3,927
(Decrease) increase in accrued interest payable	(1,466)	2,857
Decrease in accounts payable and accrued expenses	(3,275)	(8,439)

Net cash provided by operating activities	89,655	47,722

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(7,434)	(12,243)
Available-for-sale	(406,564)	(529,379)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	5,405	6,871
Available-for-sale	335,877	354,652
Proceeds from sales of mortgage servicing rights, net of acquisitions	—	597
Extensions of credit to customers, net of repayments	34,535	(57,943)
Recoveries of loans charged-off	2,140	1,403
Proceeds from sales of OREO	7,963	7,749
Capital expenditures, net of sales	(4,730)	(4,843)

Net cash used in investing activities	(32,808)	(233,136)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the six months
	ended June 30,
	2011	2010
Cash flows from financing activities:
Net decrease in deposits	$(131,048)	$(21,734)
Net decrease in repurchase agreements	(185,115)	(20,392)
Net increase in short-term borrowings	449	1,773
Repayments of long-term debt	(22)	(35,330)
Common stock issuance costs	—	(13,733)
Proceeds from issuance of common stock	102	167,339
Excess tax benefits from stock-based compensation	157	220
Purchase and retirement of common stock	(193)	(3,699)
Dividends paid to common stockholders	(9,607)	(8,331)
Dividends paid to preferred stockholders	(1,697)	(1,697)

Net cash (used in) provided by financing activities	(326,974)	64,416

Net decrease in cash and cash equivalents	(270,127)	(120,998)
Cash and cash equivalents at beginning of period	685,618	623,482

Cash and cash equivalents at end of period	$415,491	$502,484

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$8,730	$11,630
Cash paid during the period for interest expense	$24,535	$31,664

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2011 and December 31, 2010, the results of operations for each of the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2010 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2011 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
(2)	Investment Securities
The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$1,005,986	$6,667	$(25)	$1,012,628
U.S. agency residential mortgage-backed securities	828,427	32,176	(230)	860,373
Private residential mortgage-backed securities	872	10	(19)	863

Total	$1,835,285	$38,853	$(274)	$1,873,864

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

State, county and municipal securities	$148,674	$4,780	$(197)	$153,257
Other securities	191	—	—	191

Total	$148,865	$4,780	$(197)	$153,448

Available-for-Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Obligations of U.S. government agencies	$956,017	$3,337	$(5,934)	$953,420
U.S. agency residential mortgage-backed securities	812,372	24,107	(4,619)	831,860
Private residential mortgage-backed securities	1,057	10	(12)	1,055

Total	$1,769,446	$27,454	$(10,565)	$1,786,335

Held-to-Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

State, county and municipal securities	$146,850	$1,375	$(1,935)	$146,290
Other securities	218	—	—	218

Total	$147,068	$1,375	$(1,935)	$146,508

Gross gains of $16 and $15 were realized on the disposition of available-for-sale investment securities during the three months ended June 30, 2011 and 2010, respectively. Gross gains of $18 and $42 were realized on the disposition of available-for-sale investment securities during the six months ended June 30, 2011 and 2010, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three and six months ended June 30, 2011 or 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$53,363	$(25)	$—	$—	$53,363	$(25)
U.S. agency residential mortgage-backed securities	48,403	(230)	—	—	48,403	(230)
Private residential mortgage-backed securities	539	(8)	205	(11)	744	(19)

Total	$102,305	$(263)	$205	$(11)	$102,510	$(274)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$6,503	$(117)	$3,014	$(80)	$9,517	$(197)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
Obligations of U.S. government agencies	$498,344	$(5,934)	$—	$—	$498,344	$(5,934)
U.S. agency residential mortgage-backed securities	160,161	(4,619)	—	—	160,161	(4,619)
Private residential mortgage-backed securities	—	—	249	(12)	249	(12)

Total	$658,505	$(10,553)	$249	$(12)	$658,754	$(10,565)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity
State, county and municipal securities	$42,178	$(1,814)	$3,023	$(121)	$45,201	$(1,935)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 27 and 128 individual investment securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, respectively. Unrealized losses as of June 30, 2011 and December 31, 2010 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not be required to sell any such securities before a recovery of cost. No impairment losses were recorded during the three or six months ended June 30, 2011 or 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Maturities of investment securities at June 30, 2011 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2011	Cost	Fair Value	Cost	Fair Value

Within one year	$309,476	$316,854	$6,245	$5,963
After one year but within five years	1,206,374	1,225,273	23,235	23,769
After five years but within ten years	177,136	183,958	58,708	61,237
After ten years	142,299	147,779	60,486	62,288

Total	1,835,285	1,873,864	148,674	153,257
Investments with no stated maturity	—	—	191	191

Total	$1,835,285	$1,873,864	$148,865	$153,448

(3)	Loans
The following table presents loans by class as of the dates indicated.

	June 30,	December 31,
	2011	2010

Real estate loans:
Commercial	$1,555,964	$1,565,665
Construction:
Land acquisition & development	312,690	329,720
Residential	63,364	99,196
Commercial	76,740	98,542

Total construction loans	452,794	527,458

Residential	578,739	549,604
Agricultural	177,728	182,794
Mortgage loans originated for sale	28,498	46,408

Total real estate loans	2,793,723	2,871,929

Consumer loans:
Indirect consumer loans	413,825	423,552
Other consumer loans	152,704	162,137
Credit card loans	59,655	60,891

Total consumer loans	626,184	646,580

Commercial	724,158	730,471
Agricultural	133,898	116,546
Other loans, including overdrafts	3,297	2,383

Total loans	$4,281,260	$4,367,909

Commercial real estate includes loans aggregating $866,352 and $867,510 as of June 30, 2011 and December 31, 2010, respectively, that are owner occupied.

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

					Total
	Accruing Loans		Nonaccruing Loans		Loans 30
	30 - 89		30 - 89		or More
	Days Past	Past Due	Days Past	Past Due	Days Past	Current	Total
As of June 30, 2011	Due	> 90 Days	Due	> 90 Days	Due	Loans	Loans

Real estate
Commercial	$35,604	$1,733	$8,647	$24,920	$70,904	$1,485,060	$1,555,964
Construction:
Land acquisition & development	7,684	169	1,166	18,346	27,365	285,325	312,690
Residential	1,491	—	—	3,059	4,550	58,814	63,364
Commercial	—	—	79	6,072	6,151	70,589	76,740

Total construction loans	9,175	169	1,245	27,477	38,066	414,728	452,794

Residential	3,291	49	—	614	3,954	574,785	578,739
Agricultural	3,578	104	—	1,044	4,726	173,002	177,728
Mortgage loans originated for sale	—	—	—	—	—	28,498	28,498

Total real estate loans	51,648	2,055	9,892	54,055	117,650	2,676,073	2,793,723

Consumer:
Indirect consumer loans	2,958	24	42	170	3,194	410,631	413,825
Other consumer loans	1,451	64	118	55	1,688	151,016	152,704
Credit card loans	764	538	—	—	1,302	58,353	59,655

Total consumer loans	5,173	626	160	225	6,184	620,000	626,184

Commercial	11,265	444	3,695	8,288	23,692	700,466	724,158
Agricultural	2,059	80	62	21	2,222	131,676	133,898
Other loans, including overdrafts	—	—	—	—	—	3,297	3,297

Total	$70,145	$3,205	$13,809	$62,589	$149,748	$4,131,512	$4,281,260

					Total
	Accruing Loans		Nonaccruing Loans		Loans 30
	30 - 89		30 - 89		or More
	Days Past	Past Due	Days Past	Past Due	Days Past	Current	Total
As of December 31, 2010	Due	> 90 Days	Due	> 90 Days	Due	Loans	Loans

Real estate
Commercial	$17,959	$—	$7,582	$13,047	$38,588	$1,527,077	$1,565,665
Construction:
Land acquisition & development	9,608	—	1,559	7,462	18,629	311,091	329,720
Residential	3,022	—	359	992	4,373	94,823	99,196
Commercial	2,794	—	1,213	3,376	7,383	91,159	98,542

Total construction loans	15,424	—	3,131	11,830	30,385	497,073	527,458

Residential	2,192	—	160	359	2,711	546,893	549,604
Agricultural	4,856	—	406	392	5,654	177,140	182,794
Mortgage loans originated for sale	—	—	—	—	—	46,408	46,408

Total real estate loans	40,431	—	11,279	25,628	77,338	2,794,591	2,871,929

Consumer:
Indirect consumer loans	3,717	—	81	63	3,861	419,691	423,552
Other consumer loans	1,552	15	87	568	2,222	159,915	162,137
Credit card loans	1,005	759	—	—	1,764	59,127	60,891

Total consumer loans	6,274	774	168	631	7,847	638,733	646,580

Commercial	8,069	957	744	8,707	18,477	711,994	730,471
Agricultural	2,114	117	—	25	2,256	114,290	116,546
Other loans, including overdrafts	123	4	—	—	127	2,256	2,383

Total	$57,011	$1,852	$12,191	$34,991	$106,045	$4,261,864	$4,367,909

Included in current loans in the table above are loans aggregating $153,264 and $148,160 that were on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table presents the Company’s recorded investment in nonaccrual loans by class as of the dates indicated:

	June 30,	December 31,
	2011	2010

Real estate
Commercial	$75,505	$68,948
Construction:
Land acquisition & development	65,420	41,547
Residential	15,167	16,679
Commercial	23,650	16,589

Total construction loans	104,237	74,815

Residential	12,274	15,222
Agricultural	4,583	2,497

Total real estate loans	196,599	161,482

Consumer:
Indirect consumer loans	617	564
Other consumer loans	1,049	1,337
Credit card loans	28	30

Total consumer loans	1,694	1,931

Commercial	30,445	30,953
Agricultural	924	976

Total	$229,662	$195,342

The Company considers impaired loans to include non-consumer loans placed on nonaccrual and renegotiated in troubled debt restructurings. The following table presents information on the Company’s recorded investment in impaired loans as of dates indicated:

	As of June 30, 2011
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real estate:
Commercial	$92,806	$52,871	$32,166	$85,037	$7,823
Construction:
Land acquisition & development	75,417	12,259	56,501	68,760	17,512
Residential	20,173	7,721	9,972	17,693	2,041
Commercial	25,547	16,146	7,504	23,650	1,921

Total construction loans	121,137	36,126	73,977	110,103	21,474

Residential	6,745	528	6,127	6,655	529
Agricultural	7,237	5,699	991	6,690	77

Total real estate loans	227,925	95,224	113,261	208,485	29,903

Commercial	39,205	8,461	24,148	32,609	13,740
Agricultural	924	558	365	923	249

Total	$268,054	$104,243	$137,774	$242,017	$43,892

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	As of December 31, 2010
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064
Residential	18,632	2,993	13,721	16,714	3,431
Commercial	17,458	2,976	13,578	16,554	3,877

Total construction loans	84,461	30,089	47,739	77,828	15,372

Residential	8,951	1,741	7,110	8,851	1,266
Agricultural	3,045	1,065	1,432	2,497	128

Total real estate loans	175,650	64,820	97,984	162,804	27,081

Commercial	36,251	11,354	24,168	35,522	14,892
Agricultural	976	498	478	976	253

Total	$212,877	$76,672	$122,630	$199,302	$42,226

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three months ended		Six months ended		Year Ended
	June 30, 2011		June 30, 2011		December 31,
	Average		Average		Average
	Recorded	Income	Recorded	Income	Recorded
	Investment	Recognized	Investment	Recognized	Investment

Real estate:
Commercial	$90,625	$110	$81,429	$202	$49,713
Construction:
Land acquisition & development	54,500	42	49,444	87	34,871
Residential	18,841	18	17,697	37	15,097
Commercial	18,306	—	18,811	—	21,086

Total construction loans	91,647	60	85,952	124	71,054

Residential	23,085	97	19,415	97	10,889
Agricultural	6,086	40	5,094	42	1,737

Total real estate loans	211,443	307	191,890	465	133,393

Commercial	29,626	23	31,505	65	22,017
Agricultural	1,003	—	945	—	974

Total	$242,072	$330	$224,340	$530	$156,384

If interest on impaired loans had been accrued, interest income on impaired loans during the three and six months ended June 30, 2011 would have been approximately $3,512 and $6,530, respectively. If interest on impaired loans had been accrued, interest income on impaired loans during the three and six months ended June 30, 2010 would have been approximately $2,117 and $4,008, respectively. At June 30, 2011, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as nonaccrual.

The Company had loans renegotiated in troubled debt restructurings of $101,994 as of June 30, 2011, of which $70,383 were included in nonaccrual loans and $31,611 were on accrual status, including loans aggregating $1,011 that were more than 90 days past due and still accruing interest. The Company had loans renegotiated in troubled debt restructurings of $53,700 as of December 31, 2010, of which $40,210 were included in nonaccrual loans and $13,490 were on accrual status.

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

Substandard - includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a Substandard is not currently sufficient; collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a Substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.

Doubtful - includes loans that exhibit pronounced weaknesses to a point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Doubtful loans are required to be placed on nonaccrual status and are assigned specific loss exposure.

The following table presents the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analyses performed as of the dates indicated.

	Other Assets			Total
	Especially			Criticized
As of June 30, 2011	Mentioned	Substandard	Doubtful	Loans

Real estate:
Commercial	$141,294	$155,847	$33,228	$330,369
Construction:
Land acquisition & development	47,504	25,045	56,757	129,306
Residential	4,693	7,548	12,634	24,875
Commercial	—	23,783	8,706	32,489

Total construction loans	52,197	56,376	78,097	186,670

Residential	12,675	28,365	8,940	49,980
Agricultural	13,546	20,028	991	34,565

Total real estate loans	219,712	260,616	121,256	601,584

Consumer:
Indirect consumer loans	808	1,907	389	3,104
Other consumer loans	744	1,501	745	2,990
Credit card loans	—	467	2,859	3,326

Total consumer loans	1,552	3,875	3,993	9,420

Commercial	40,331	38,392	24,350	103,073
Agricultural	6,855	6,146	365	13,366

Total	$268,450	$309,029	$149,964	$727,443

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Other Assets			Total
	Especially			Criticized
As of December 31, 2010	Mentioned	Substandard	Doubtful	Loans

Real estate:
Commercial	$133,700	$149,604	$41,662	$324,966
Construction:
Land acquisition & development	73,151	36,552	21,795	131,498
Residential	9,083	9,842	13,721	32,646
Commercial	9,025	18,611	13,598	41,234

Total construction loans	91,259	65,005	49,114	205,378

Residential	13,889	18,725	11,474	44,088
Agricultural	12,683	20,885	1,432	35,000

Total real estate loans	251,531	254,219	103,682	609,432

Consumer:
Indirect consumer loans	768	1,964	315	3,047
Other consumer loans	903	1,499	1,131	3,533
Credit card loans	—	571	3,467	4,038

Total consumer loans	1,671	4,034	4,913	10,618

Commercial	47,307	39,145	24,280	110,732
Agricultural	5,416	6,255	478	12,149

Total	$305,925	$303,653	$133,353	$742,931

The Company maintains an independent credit review function to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all criticized loans.
(4)	Allowance For Loan Losses
The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011.

Three months ended June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total

Allowance for loan losses:
Beginning balance	$92,350	$8,992	$21,790	$1,314	$—	$124,446
Provision charged to operating expense	10,941	563	3,798	98	—	15,400
Less loans charged-off	(13,157)	(1,499)	(1,407)	(39)	—	(16,102)
Add back recoveries of loans previously charged-off	109	470	253	3	—	835

Ending balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579

Six months ended June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total

Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	23,096	1,251	6,255	(202)	—	30,400
Less loans charged-off	(17,388)	(2,959)	(8,049)	(45)	—	(28,441)
Add back recoveries of loans previously charged-off	354	902	874	10	—	2,140

Ending balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

As of June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total

Individually evaluated for impairment	$29,903	$—	$13,740	$249	$—	$43,892
Collectively evaluated for impairment	60,340	8,526	10,694	1,127	—	80,687

Ending balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579

Individually evaluated for impairment	$208,485	$—	$32,609	$923	$—	$242,017
Collectively evaluated for impairment	2,585,238	626,184	691,549	132,975	3,297	4,039,243

Total loans	$2,793,723	$626,184	$724,158	$133,898	$3,297	$4,281,260

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
The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2010:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Beginning balance	$106,349	$103,030
Provision charged to operating expense	19,500	31,400
Less loans charged-off	(12,107)	(21,505)
Add back recoveries of loans previously charged-off	586	1,403

Ending balance	$114,328	$114,328

(5) Common Stock
The Company had 16,213,617 and 15,598,632 shares of Class A common stock outstanding as of June 30, 2011 and December 31, 2010, respectively.
The Company had 26,751,304 and 27,202,062 shares of Class B common stock outstanding as of June 30, 2011 and December 31, 2010, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$9,854	$6,659	$19,360	$17,789
Less preferred stock dividends	853	853	1,697	1,697

Net income available to common stockholders, basic and diluted	$9,001	$5,806	$17,663	$16,092

Weighted average common shares outstanding	42,781,894	42,620,563	42,735,897	37,133,376
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	114,717	283,433	138,031	269,087

Weighted average common and common equivalent shares outstanding	42,896,611	42,903,996	42,873,928	37,402,463

Basic earnings per common share	$0.21	$0.14	$0.41	$0.43

Diluted earnings per common share	$0.21	$0.14	$0.41	$0.43

The Company had 2,960,016 and 2,623,276 stock options outstanding for the three and six months ended June 30, 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had outstanding options to purchase 2,325,441 and 2,380,371 shares of common stock for the three and six months ended June 30, 2010, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.
(7) Regulatory Capital
The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2011 and December 31, 2010, the Company exceeded all capital adequacy requirements to which it is subject.
Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of June 30, 2011 and December 31, 2010 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
As of June 30, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital:
Consolidated	$784,392	16.0%	$391,954	8.0%	NA	NA
FIB	646,830	13.3	389,883	8.0	$487,354	10.0%
Tier 1 risk-based capital:
Consolidated	687,367	14.0	195,977	4.0	NA	NA
FIB	570,125	11.7	194,942	4.0	$292,412	6.0
Leverage capital ratio:
Consolidated	687,367	9.7	283,852	4.0	NA	NA
FIB	570,125	8.1	282,948	4.0	$353,685	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital:
Consolidated	$772,337	15.5%	$398,720	8.0%	NA	NA
FIB	634,976	12.8	396,754	8.0	$495,943	10.0%
Tier 1 risk-based capital:
Consolidated	674,319	13.5	199,360	4.0	NA	NA
FIB	557,261	11.2	198,377	4.0	$297,566	6.0
Leverage capital ratio:
Consolidated	674,319	9.3	291,023	4.0	NA	NA
FIB	557,261	7.7	290,071	4.0	$362,589	5.0

(8) Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.
The Company had commitments under construction contracts of $4,876 as of June 30, 2011.
The Company had commitments to purchase held-to-maturity municipal investment securities of $513 as of June 30, 2011.
(9) Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2011, commitments to extend credit to existing and new borrowers approximated $993,610, which includes $274,694 on unused credit card lines and $238,580 with commitment maturities beyond one year.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2011, the Company had outstanding standby letters of credit of $71,966. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.
(10) Supplemental Disclosures to Consolidated Statement of Cash Flows
The Company transferred loans of $5,763 and $14,202 to OREO during the six months ended June 30, 2011 and 2010, respectively.
The Company transferred equipment pending disposal of $1,513 to other assets during the six months ended June 30, 2010.
The Company transferred accrued liabilities of $195 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the six months ended June 30, 2011 and 2010, respectively.
The Company transferred internally originated mortgage servicing rights of $1,185 and $1,379 from loans to mortgage servicing assets during the six months ended June 30, 2011 and 2010, respectively.
(11) Other Comprehensive Income
Total other comprehensive income for the six months ended June 30, 2011 and 2010 is reported in the accompanying statements of changes in stockholders’ equity. Total other comprehensive income for the three months ended June 30, 2011 and 2010 was $22,603 and $12,334, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
Information related to net other comprehensive income is as follows:

For the six months ended June 30,	2011	2010

Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$21,419	$11,223
Reclassification adjustment for gains included in income	(18)	(42)
Change in the net actuarial loss on defined benefit post-retirement benefit plans	69	49

Total other comprehensive income	21,470	11,230
Deferred tax expense	8,448	4,419

Net other comprehensive income	$13,022	$6,811

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30,	December 31,
	2011	2010

Net unrealized gain on investment securities available-for-sale	$23,939	$10,959
Net actuarial loss on defined benefit post-retirement benefit plans	(1,542)	(1,584)

Net accumulated other comprehensive income	$22,397	$9,375

(12) Fair Value Measurements
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of June 30, 2011	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,012,628	$—	$1,012,628	$—
U.S. agency residential mortgage-backed securities	860,373	—	860,373	—
Private residential mortgage-backed securities	863	—	863	—
Mortgage servicing rights	14,607	—	14,607	—
Derivative liability contract	122	—	—	122

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
As of December 31, 2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
Obligations of U.S. government agencies	$953,420	$—	$953,420	$—
U.S. agency residential mortgage-backed securities	831,860	—	831,860	—
Private residential mortgage-backed securities	1,055	—	1,055	—
Mortgage servicing rights	13,694	—	13,694	—
Derivative liability contract	86	—	—	86

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2011 and 2010:

For the Six Months Ended June 30,	2011	2010

Balance, beginning of period	$86	$245
Accruals during the period	164	—
Cash payments during the period	(128)	(118)

Balance, end of period	$122	$127

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
Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On April 6, 2011, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. During the three months ended June 30, 2011, the Company made cash payments to the purchaser of $102 due to changes in conversion rates and $26 to extend the derivative liability contract until all litigation is settled. In addition, during 2011 the Company revised its estimate of Visa’s future litigation funding and increased its derivative liability contract by $164.
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.
The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
As of June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$119,940	$—	$—	$119,940
Other real estate owned	18,648	—	—	18,648

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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and customized discounting criteria. As of June 30, 2011 and December 31, 2010, the Company had one long-lived asset to be disposed of by sale carried at its cost of $1,513.
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2011 and December 31, 2010, all mortgage loans held for sale were recorded at cost.
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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fair value of the derivative liability contract was estimated by discounting cash flows using assumptions regarding the expected outcome of related litigation. The floating rate term notes, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
A summary of the estimated fair values of financial instruments follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$415,491	$415,491	$685,618	$685,618
Investment securities available-for-sale	1,873,864	1,873,864	1,786,335	1,786,335
Investment securities held-to-maturity	148,865	153,448	147,068	146,508
Net loans	4,156,681	4,141,877	4,247,429	4,222,984
Accrued interest receivable	33,588	33,588	33,628	33,628
Mortgage servicing rights, net	13,218	14,607	13,191	13,694

Total financial assets	$6,641,707	$6,632,875	$6,913,269	$6,888,767

Financial liabilities:
Total deposits, excluding time deposits	$4,046,492	$4,046,492	$4,000,468	$4,000,468
Time deposits	1,748,173	1,758,786	1,925,245	1,936,011
Securities sold under repurchase agreements	435,039	435,039	620,154	620,154
Derivative contract	122	122	86	86
Accrued interest payable	11,712	11,712	13,178	13,178
Other borrowed funds	5,440	5,440	4,991	4,991
Long-term debt	37,480	40,541	37,502	40,031
Subordinated debentures held by subsidiary trusts	123,715	129,094	123,715	128,954

Total financial liabilities	$6,408,173	$6,427,226	$6,725,339	$6,743,873

(13) Recent Authoritative Accounting Guidance
FASB ASC Topic 220, “Comprehensive Income.” The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 under Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” ASU No. 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. ASU No. 2011-05 is effective for the Company on January 1, 2012, and is to be applied retrospectively to all periods presented. Management does not expect the adoption of ASU No. 2011-05 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance, ASU No. 2011-04, under ASC Topic 820 represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU No. 2011-04 is effective for the Company on January 1, 2012. Management does not expect the adoption of ASU No. 2011-04 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance, ASU No. 2011-03, under ASC Topic 860, “Transfers and Servicing,” is intended to improve financial reporting or repurchase agreements and other agreement that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in ASU No. 2011-03 are effective for the Company on January 1, 2012. Management does not expect the adoption of ASU No. 2011-03 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)
FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance, ASU No. 2011-02, under Topic 310, “Receivables,” requires significant new disclosures about the nature, extent and financial impact of troubled debt restructurings presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU No. 2011-02 also provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU No. 2011-02 is effective for the Company on July 1, 2011, and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Management does not expect the adoption of ASU 2011-02 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
FASB ASC Topic 350, “Intangibles — Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other,” amends prior guidance. Under this amended guidance, an entity is required to perform Step 2 of the goodwill impairment test if the reporting unit has a zero or negative carrying amount and if it is more likely than not that impairment exists. This guidance, which became effective for the Company on January 1, 2011, did not impact the Company’s consolidated financial statements, results of operations or liquidity.
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
Executive Overview
     We are a financial and bank holding company headquartered in Billings, Montana. As of June 30, 2011, we had consolidated assets of $7,203 million, deposits of $5,795 million, loans of $4,281 million and total stockholders’ equity of $759 million. We currently operate 71 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade.
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

Recent Trends and Developments
     On July 15, 2011, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation, or FDIC, issued separate final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which mandated repeal of the prohibition against paying interest on demand deposits. These rules became effective on July 21, 2011. Management does not expect this change will have a significant impact on the Company’s interest expense, consolidated financial statements, results of operations or liquidity.
     On June 29, 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. This rule, Regulation II — Debit Card Interchange Fees and Routing, implements provisions of the Dodd-Frank Act. Regulation II reduces the maximum allowable interchange fee per transaction to $0.21 plus a fraud allowance of five basis points on the transaction value and provides for an additional $0.01 fraud prevention on to the interchange fee for issuers that meet certain fraud prevention requirements. The debit card interchange fee limitations and fraud prevention adjustment provisions of Regulation II become effective October 1, 2011. Issuers with less than $10 billion in assets, like us, are exempt from the debit card interchange fee limitations set by Regulation II, although the payment card networks could make other fee adjustments for smaller issuers. The Company recorded debit card interchange fees of $2.9 million and $5.7 million during the three and six months ended June 30, 2011, respectively.
     In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution’s deposit insurance assessment base and revised assessment rate schedules. The final rule changes the deposit insurance assessment base to an institution’s average total assets less its average tangible equity, with adjustments for brokered deposits, unsecured debt and for custodial banks and banks that primarily provide services to other banks. These changes, which became effective April 1, 2011, resulted in a reduction in the Company’s FDIC insurance premiums.
     Our success is highly dependent on economic conditions and market interest rates. Because we operate in Montana, Wyoming and western South Dakota, the local economic conditions in each of these areas are particularly important. Our local economies entered the recession later than many areas of the United States and are now just beginning to show some signs of recovery. Although the continuing impact of the national recession and related real estate and financial market conditions is uncertain, these factors affect our business and could have a material negative effect on our cash flows, results of operations, financial condition and prospects.
     Asset Quality
     Difficult economic conditions and depressed real estate values and sales activity continued to negatively impact businesses and consumers in our market areas, especially in the Flathead, Gallatin Valley and Jackson market areas with economies dependent upon resort and second home communities. Our non-performing assets increased to $292 million, or 6.77% of total loans and OREO, as of June 30, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. Approximately 46% of our non-performing assets were attributable to the Flathead, Gallatin Valley and Jackson market areas. Loan charge-offs, net of recoveries, totaled $15 million during the second quarter of 2011, as compared to $12 million during second quarter 2010. Approximately 78% of second quarter 2011 net charge-offs were attributable to the Flathead, Gallatin Valley and Jackson market areas. Net charge-offs are expected to remain elevated in future quarters as previously identified problem loans continue to work through the credit cycle. During second quarter 2011, we recorded provisions for loan losses of $15.4 million, as compared to $19.5 million during second quarter 2010. Management expects provisions for loan losses to decline as credit quality improves.
Primary Factors Used in Evaluating Our Business
     As a banking institution, we manage and evaluate various aspects of both our financial condition and our results of operations. We monitor our financial condition and performance on a monthly basis at our holding company, at the Bank and at each banking office. We evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels and the financial condition and performance of comparable banking institutions in our region and nationally.

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
     Non-interest income. Our principal sources of non-interest income include (1) income from the origination and sale of loans, (2) other service charges, commissions and fees, (3) service charges on deposit accounts, (4) wealth management revenues and (5) other income. Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Wealth management revenues principally comprise fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. We seek to increase our non-interest income over time, and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of prevailing market conditions.
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
     Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, tangible common equity to tangible assets and tier 1 common capital to total risk-weighted assets.
Critical Accounting Estimates and Significant Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are presented in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Valuation of Mortgage Servicing Rights
     We recognize as assets the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. We utilize the expertise of a third-party consultant to estimate the fair value of our mortgage servicing rights quarterly. In evaluating the mortgage servicing rights, the consultant uses discounted cash flow modeling techniques, which require estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates based on current industry expectations, costs to service and predominant risk characteristics of the underlying loans as well as interest rate assumptions that contemplate the risk involved. Management believes the valuation techniques and assumptions used by the consultant are reasonable.
     Determining the fair value of mortgage servicing rights is considered a critical accounting estimate because of the assets’ sensitivity to changes in estimates and assumptions used, particularly loan prepayment speeds and discount rates. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Notes 1 and 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describe the methodology we use to determine fair value of mortgage servicing rights.
     Other Real Estate Owned
     Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. The carrying amount of the underlying loan is written down to the fair value of the real estate acquired by charge to the allowance for loan losses, if necessary. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Determining the fair value of OREO is considered a critical accounting estimate due to the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes our accounting policy with regard to OREO.
Results of Operations
     The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.
     Net Interest Income. During second quarter 2011, our net interest income on a fully taxable equivalent, or FTE, basis, decreased $647 thousand, or 1.0%, to $63.7 million, as compared to $64.3 million during the same period in 2010, and our net FTE interest margin ratio decreased 12 basis points to 3.84%, as compared to 3.96% during the same period in 2010. For the six months ended June 30, 2011, our net FTE interest income decreased $537 thousand, or less than 1.0%, to $126.6 million, as compared to $127.1 million during the same period in 2010, and our net FTE interest margin ratio decreased 20 basis points to 3.78%, as compared to 3.98% during the same period in 2010. Although net FTE interest income remained stable, our net FTE interest margin ratio decreased during the three and six months ended June 30, 2011, as compared to the same periods in the prior year. Compression in the net FTE interest margin ratio was primarily due to diminished loan demand combined with lower interest rates earned on loans and investment securities, the effects of which were partially offset by decreases in average time deposits outstanding, overall reductions in the cost of funds and increases in interest free funding sources as a percentage of the funding base.

     The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.
Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,269,637	$61,926	5.82%	$4,520,119	$67,964	6.03%
Investment securities (2)	2,019,187	12,533	2.49	1,586,080	12,780	3.23
Interest bearing deposits in banks	359,446	227	0.25	407,656	257	0.25
Federal funds sold	3,871	6	0.62	4,408	5	0.45

Total interest earning assets	6,652,141	74,692	4.50%	6,518,263	81,006	4.98%

Non earning assets	617,221			679,514

Total assets	$7,269,362			$7,197,777

Interest bearing liabilities:
Demand deposits	$1,263,466	$847	0.27%	$1,116,216	$870	0.31%
Savings deposits	1,711,210	1,753	0.41	1,465,527	2,327	0.64
Time deposits	1,780,542	6,303	1.42	2,209,155	11,299	2.05
Repurchase agreements	469,459	171	0.15	465,573	229	0.20
Other borrowed funds	5,459	—	—	5,562	1	0.07
Long-term debt	37,485	495	5.30	38,170	509	5.35
Subordinated debentures held by subsidiary trusts	123,715	1,455	4.72	123,715	1,456	4.72

Total interest bearing liabilities	5,391,336	11,024	0.82%	5,423,918	16,691	1.23%

Non-interest bearing deposits	1,089,909			982,053
Other non-interest bearing liabilities	47,791			60,457
Stockholders’ equity	740,326			731,349

Total liabilities and stockholders’ equity	$7,269,362			$7,197,777

Net FTE interest income		$63,668			$64,315
Less FTE adjustments (2)		(1,141)			(1,139)

Net interest income from consolidated statements of income		$62,527			$63,176

Interest rate spread			3.68%			3.75%

Net FTE interest margin (3)			3.84%			3.96%

Cost of funds, including non-interest bearing demand deposits (4)			0.68%			1.05%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total interest on total interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans (1)(2)	$4,286,512	$124,762	5.87%	$4,511,518	$135,324	6.05%
Investment securities (2)	1,984,000	24,291	2.47	1,539,216	25,822	3.38
Interest bearing deposits in banks	472,994	594	0.25	381,312	481	0.25
Federal funds sold	3,061	9	0.59	10,796	18	0.34

Total interest earning assets	6,746,567	149,656	4.47%	6,442,842	161,645	5.06%

Non earning assets	619,837			683,664

Total assets	$7,366,404			$7,126,506

Interest bearing liabilities:
Demand deposits	$1,256,414	$1,681	0.27%	$1,114,857	$1,709	0.31%
Savings deposits	1,727,886	3,753	0.44	1,443,953	4,643	0.65
Time deposits	1,827,269	13,340	1.47	2,233,631	23,422	2.11
Repurchase agreements	519,392	408	0.16	460,125	423	0.19
Other borrowed funds	5,577	—	—	6,016	2	0.07
Long-term debt	37,490	984	5.29	54,606	1,428	5.27
Subordinated debentures held by subsidiary trusts	123,715	2,903	4.73	123,715	2,894	4.72

Total interest bearing liabilities	5,497,743	23,069	0.85%	5,436,903	34,521	1.28%

Non-interest bearing deposits	1,080,379			970,966
Other non-interest bearing liabilities	49,395			61,964
Stockholders’ equity	738,887			656,673

Total liabilities and stockholders’ equity	$7,366,404			$7,126,506

Net FTE interest income		$126,587			$127,124
Less FTE adjustments (2)		(2,262)			(2,279)

Net interest income from consolidated statements of income		$124,325			$124,845

Interest rate spread			3.62%			3.78%

Net FTE interest margin (3)			3.78%			3.98%

Cost of funds, including non-interest bearing demand deposits (4)			0.71%			1.09%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total interest on total interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

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
Analysis of Interest Changes Due To Volume and Rates
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Compared with 2010			2011 Compared with 2010
	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets:
Loans (1)	$(3,766)	$(2,272)	$(6,038)	$(6,749)	$(3,813)	$(10,562)
Investment securities (1)	3,490	(3,737)	(247)	7,462	(8,993)	(1,531)
Interest bearing deposits in banks	(30)	—	(30)	116	(3)	113
Federal funds sold	(1)	2	1	(13)	4	(9)

Total change	(307)	(6,007)	(6,314)	816	(12,805)	(11,989)

Interest bearing liabilites:
Demand deposits	115	(138)	(23)	217	(245)	(28)
Savings deposits	390	(964)	(574)	913	(1,803)	(890)
Time deposits	(2,192)	(2,804)	(4,996)	(4,261)	(5,821)	(10,082)
Repurchase agreements	2	(60)	(58)	54	(69)	(15)
Other borrowed funds	—	(1)	(1)	—	(2)	(2)
Long-term debt	(9)	(5)	(14)	(448)	4	(444)
Subordinated debentures	—	(1)	(1)	—	9	9

Total change	(1,694)	(3,973)	(5,667)	(3,525)	(7,927)	(11,452)

Increase in FTE net interest income	$1,387	$(2,034)	$(647)	$4,341	$(4,878)	$(537)

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.
     Provision for Loan Losses. The provision for loan losses decreased $4.1 million, or 21.0%, to $15.4 million for second quarter 2011, as compared $19.5 million for second quarter 2010. The provision for loan losses decreased $1.0 million, or 3.2%, to $30.4 million for the six months ended June 30, 2011, compared to $31.4 million for the same period in 2010. Fluctuations in provisions for loan losses reflect management’s estimate of the estimated effects of current economic conditions on our loan portfolio. Management expects quarterly provisions for loan losses to remain at current levels until non-performing loans level-off or begin to decline. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.
     Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees, service charges on deposit accounts, income from the origination and sale of loans, and revenues from wealth management. Non-interest income increased $554 thousand, or 2.6%, to $21.6 million for the three months ended June 30, 2011, as compared to $21.0 million for the same period in 2010. Non-interest income increased $1.2 million, or 3.0%, to $41.8 million for the six months ended June 30, 2011, as compared to $40.5 million for the same period in 2010. Significant components of changes in non-interest income are discussed below.
     Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $388 thousand, or 5.3%, to $7.8 million during the three months ended June 30, 2011, as compared to $7.4 million during the same period in 2010, and $896 thousand, or 6.3%, to $15.1 million for the six months ended June 30, 2011, as compared to $14.3 million for the same period in 2010. These increases were primarily attributable to higher interchange income resulting from higher volumes of debit and credit card transactions. During the three and six months ended June 30, 2011, we recorded debit card interchange fee income of $2.9 million and $5.7 million, respectively, as compared to $2.5 million and $4.8 million, respectively, during the same periods in 2010. For additional information regarding recent regulations affecting future debit card interchange fee income, see “Recent Trends and Developments” included herein.

     Service charges on deposit accounts decreased $374 thousand, or 7.9%, to $4.4 million during the three months ended June 30, 2011, as compared to $4.8 million during the same period in 2010, and $862 thousand, or 9.2%, to $8.5 million during the six months ended June 30, 2011, as compared to $9.4 million during the same period in 2010. Quarter-to-date and year-to-date decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees assessed due to changes in customer utilization.
     Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Income from the origination and sale of loans increased $664 thousand, or 19.3%, to $4.1 million during the second quarter of 2011, as compared to $3.4 million during the first quarter of 2011, primarily due to seasonal fluctuations in new home purchases. Income from the origination and sale of loans decreased $77 thousand, or 1.8%, to $4.1 million for the three months ended June 30, 2011, as compared to $4.2 million for the same period in 2010, and increased $68 thousand, or less than 1.0%, to $7.6 million for the six months ended June 30, 2011, as compared to $7.5 million for the same period in 2010.
     Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $284 thousand, or 8.9%, to $3.5 million for the three months ended June 30, 2011, as compared to $3.2 million for the same period in 2010, and $565 thousand, or 9.1%, to $6.8 million for the six months ended June 30, 2011, as compared to $6.2 million for the same period in 2010. These increases were primarily due to new business activity and increases in the market values of assets under trust management.
     Other income increased $332 thousand, or 22.2%, to $1.8 million for the three months ended June 30, 2011, compared to $1.5 million for the same period in 2010, and increased $562 thousand, or 17.6%, to $3.8 million for the six months ended June 30, 2011, compared to $3.2 million for the same period in 2010. Quarter and year-to-date increases are primarily due to fluctuations in earnings on securities held under deferred compensation plans.
     Non-interest Expense. Non-interest expense decreased $1.2 million, or 2.2%, to $54.2 million for the three months ended June 30, 2011, as compared to $55.4 million for the same period in 2010, and decreased $1.0 million, or less than 1.0%, to $107.2 million for the six months ended June 30, 2011, as compared to $108.2 million for the same period in 2010. Significant components of the changes in non-interest expense are discussed below.
     FDIC insurance premiums decreased $1.0 million, or 38.9%, to $1.6 million for the three months ended June 30, 2011, as compared to $2.7 million for the same period in 2010, and $1.0 million, or 20.1%, to $4.1 million for the six months ended June 30, 2011, as compared to $5.1 million for the same period in 2010. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution’s deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, reduced the Company’s FDIC insurance premiums. For additional information regarding FDIC insurance, see “Recent Trends and Developments” included herein.
     OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties and fluctuations in the carrying costs and/or operating expenses associated with OREO properties. OREO expense decreased $938 thousand, or 31.5%, to $2.0 million during second quarter 2011, as compared to $3.0 million for the same period in 2010. OREO expenses increased $232 thousand, or 6.6%, to $3.8 million for the six months ended June 30, 2011, as compared to $3.5 million for the same period in 2010.
     Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and growth in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. Mortgage servicing rights amortization decreased $444 thousand, or 39.8%, to $671 thousand for the three months ended June 30, 2011, as compared to $1.1 million for the same period in 2010, and decreased $770 thousand, or 34.3%, to $1.5 million for the six months ended June 30, 2011, as compared to $2.2 million for the same period in 2010. These decreases were primarily due to the sale of mortgage servicing rights during fourth quarter 2010 and changes in the estimated duration of the loans underlying the Company’s capitalized mortgage servicing rights.

     Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During the second quarter of 2011 we recorded additional impairment of $27 thousand, as compared to additional impairment of $271 thousand during second quarter 2010. During the six months ended June 30, 2011, we reversed previously recorded impairment of $320 thousand, as compared to recording additional impairment of $221 thousand during the same period in 2010.
     Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of directors fees; and other losses. Other expenses increased $1.4 million, or 13.1%, to $12.2 million for the three months ended June 30, 2011, as compared to $10.8 million for the three months ended June 30, 2010, and increased $1.6 million, or 7.4%, to $22.8 million for the six months ended June 30, 2011, as compared to $21.2 million during the same period in 2010. The increases were primarily due to fluctuations in the timing of expenses, most significantly advertising and legal expenses.
     Income Tax Expense. Our effective federal income tax rate was 27.5% for the six months ended June 30, 2011 and 26.8% for the six months ended June 30, 2010. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the six months ended June 30, 2011, and 4.3% for the six months ended June 30, 2010. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.
     Financial Condition
     Total assets decreased $298 million, or 4.0%, to $7,203 million as of June 30, 2011, from $7,501 million as of December 31, 2010.
     Loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. Total loans decreased $87 million, or 2.0%, to $4,281 million as of June 30, 2011 from $4,368 million as of December 31, 2010, with all major categories of loans showing decreases except residential real estate loans. Management attributes decreases in loans to a general decline in new home construction in our market areas, particularly in markets dependent upon resort and second home communities including the Flathead, Gallatin Valley and Jackson market areas, sluggish consumer growth amid economic uncertainty, and to a lesser extent, the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.
     Residential real estate loans increased $29 million, or 5.3%, to $579 million as of June 30, 2011, from $550 million as of December 31, 2010. We typically sell a significant portion of our residential real estate loan production to secondary investors. In mid-2010, we began to retain more of our residential real estate loan production. Residential real estate loans retained are typically secured by first liens on the financed property and generally mature in less than fifteen years.
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

     The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Non-performing loans:
Non-accrual loans	$229,662	212,394	$195,342	$174,249	$139,975
Accruing loans past due 90 days or more	2,194	4,140	1,852	1,129	7,550
Restructured loans	31,611	33,344	13,490	26,630	10,588

Total non-performing loans	263,467	249,878	210,684	202,008	158,113
OREO	28,323	31,995	33,632	35,296	42,338

Total non-performing assets	$291,790	281,873	$244,316	$237,304	$200,451

Non-performing loans to total loans	6.15%	5.86%	4.82%	4.54%	3.47%
Non-performing assets to total loans and OREO	6.77%	6.56%	5.55%	5.29%	4.35%
Non-performing assets to total assets	4.05%	3.79%	3.26%	3.24%	2.77%

     Non-performing assets increased $47 million, or 19.4%, to $292 million, or 6.77% of total loans and OREO, as of June 30, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. During the first half of 2011, difficult economic conditions continued to negatively impact businesses and consumers in certain of our market areas.
     Total non-performing loans increased $53 million, or 25.0%, to $263 million as of June 30, 2011, from $211 million as of December 31, 2010, primarily due to increases in restructured and non-accrual loans. Nonaccrual loans increased $34 million, or 17.6%, to $230 million as of June 30, 2011, from $195 million as of December 31, 2010. During second quarter 2011, we placed loans of one land development borrower aggregating $15 million on non-accrual status. The remaining increase was primarily due to loans of one land development, one commercial construction and two commercial real estate borrowers aggregating $25 million that were placed on nonaccrual during first quarter 2011. These additions were partially offset by a $5 million pay-off of the loans of one commercial real estate borrower and a $6 million charge-off of the loans of one commercial borrower. As of June 30, 2011, approximately 67% of our non-accrual loans were current with regard to principal.
     Restructured loans increased $18 million, or 134.3% to $32 million as of June 30, 2011, from $13 million as of December 31, 2010. Approximately 73% of the increase in restructured loans was due to the loans of one residential real estate and one commercial real estate borrower restructured during first quarter 2011. As of June 30, 2011, approximately 96% of restructured loans were performing in accordance with their modified terms.
     OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $6 million, or 15.8%, to $28 million as of June 30, 2011, from $34 million as of December 31, 2010. During the first half of 2011, the Company recorded additions to OREO of $6 million, wrote down the fair value of OREO properties by $4 million and sold OREO with a book value of $8 million. As of June 30, 2011, approximately 71% of total OREO was comprised of properties located in the Flathead, Gallatin Valley and Jackson market areas.

     The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:
Non-Performing Loans by Loan Type
(Dollars in thousands)

	June 30,	Percent	December 31,	Percent
	2011	of Total	2010	of Total

Real estate:
Commerical	$86,188	32.7%	$73,449	34.9%
Construction:
Land acquisition and development	68,520	26.0%	44,546	21.1%
Residential	17,693	6.7%	16,679	7.9%
Commercial	23,650	9.0%	16,589	7.9%

Total construction	109,863	41.7%	77,814	36.9%

Residential	22,162	8.4%	15,222	7.2%
Agricultural	6,617	2.5%	3,476	1.6%

Total real estate	224,830	85.3%	169,961	80.7%

Consumer	3,960	1.5%	2,720	1.3%
Commercial	31,567	12.0%	36,906	17.5%
Agricultural	3,110	1.2%	1,093	0.5%
Other	—	0.0%	4	0.0%

Total non-performing loans	$263,467	100.0%	$210,684	100.0%

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
Allowance for Loan Losses
(Dollars in thousands)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Balance at beginning of period	$124,446	120,480	$120,236	$114,328	$106,349
Provision charged to operating expense	15,400	15,000	17,500	18,000	19,500
Charge offs:
Real estate
Commercial	5,005	1,186	2,835	2,082	3,469
Construction	7,404	1,546	6,025	5,121	5,940
Residential	748	1,499	2,269	788	262
Agricultural	—	—	2,218	20	—
Consumer	1,500	1,460	1,966	2,056	1,699
Commerical	1,407	6,642	2,713	2,720	737
Agricultural	38	6	19	2	—

Total charge-offs	16,102	12,339	18,045	12,789	12,107

Recoveries:
Real estate
Commercial	11	125	20	3	2
Construction	50	92	18	45	6
Residential	48	28	105	5	13
Agricultural	—	—	—	—	—
Consumer	470	432	479	505	471
Commerical	253	621	153	137	91
Agricultural	3	7	14	2	3

Total recoveries	835	1,305	789	697	586

Net charge-offs	15,267	11,034	17,256	12,092	11,521

Balance at end of period	$124,579	124,446	$120,480	120,236	114,328

Period end loans	$4,281,260	4,263,764	$4,367,909	4,452,387	4,562,288
Average loans	4,269,637	4,303,575	4,402,141	4,504,657	4,520,119
Annualized net loans charged off to average loans	1.43%	1.04%	1.56%	1.06%	1.02%
Allowance to period end loans	2.91%	2.92%	2.76%	2.70%	2.51%

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
     Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $89 million, or 4.6%, to $2,023 million, or 28.1% of total assets, as of June 30, 2011, from $1,933 million, or 25.8% of total assets, as of December 31, 2010. During the first half of 2011, excess liquidity was used to purchase primarily available-for-sale U.S. government agency investment securities.
     We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2011, we had investment securities with fair values of $3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $91 thousand as of June 30, 2011, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three or six months ended June 30, 2011 or 2010.

     Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $131 million, or 2.2%, to $5,795 million as of June 30, 2011, from $5,926 million as of December 31, 2010, with a shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits. The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in thousands)

	June 30,	Percent	December 31,	Percent
	2011	of Total	2010	of Total

Non-interest bearing demand	$1,109,905	19.2%	$1,063,869	18.0%

Interest bearing:
Demand	1,233,039	21.3	1,218,078	20.6
Savings	1,703,548	29.4	1,718,521	28.9
Time, $100 and over	772,567	13.3	908,044	15.3
Time, other (1)	975,606	16.8	1,017,201	17.2

Total interest bearing	4,684,760	80.8	4,861,844	82.0

Total deposits	$5,794,665	100.0%	$5,925,713	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $144 million as of June 30, 2011 and $139 million as of December 31, 2010.
     Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency residential securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $185 million, or 29.8%, to $435 million as of June 30, 2011, from $620 million as of December 31, 2010, due to fluctuations in the liquidity of our customers.
Capital Resources and Liquidity Management
     Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $22 million, or 3.1% to $759 million as of June 30, 2011, from $737 million as of December 31, 2010, primarily due to increases in unrealized holding gains on available-for-sale investment securities and the retention of earnings.
     On June 13, 2011, we declared a quarterly dividend to common stockholders of $0.1125 per share to be paid on July 15, 2011 to shareholders of record as of July 1, 2011. During the first half of 2011, we paid aggregate cash dividends of $9.6 million, or $0.225 per share, to common stockholders, as compared to aggregate cash dividends of $8.3 million, or $0.225 per share, to common shareholders during the same period in 2010. In addition, we paid dividends of$1.7 million to preferred stockholders during each of the six month periods ended June 30, 2011 and 2010.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of June 30, 2011 and December 31, 2010, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of June 30, 2011, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.69%, 14.01% and 16.01%, respectively, as compared to 9.27%, 13.53% and 15.50%, respectively, as of December 31, 2010.
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

     Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1.
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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     As of June 30, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2011, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting for the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, such control.

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
Item 1A. Risk Factors
     There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Sales of Equity Securities and Use of Proceeds
(a)	There were no unregistered sales of equity securities during the six months ended June 30, 2011.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2011.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicy	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs

April 2011	—	$—	0	Not Applicable
May 2011	1,079	13.25	0	Not Applicable
June 2011	—	—	0	Not Applicable

Total	1,079	$13.25	0	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.
Item 3. Defaults upon Senior Securities
          None.
Item 4. (Removed and Reserved)
Item 5. Other Information
          Not applicable or required.
Item 6. Exhibits

2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on February 3, 2011)

4.1	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.1	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 033-84540, filed on September 29, 1994)

10.3†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.5†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement of Schedule 14A)

10.8†	Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9†	Second Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.10†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file

†	Management contract or compensatory arrangement.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.
Date August 5, 2011	/s/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date August 5, 2011	/s/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer