Form 10-Q
period 2011-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2011-11-09
CIK 860413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2011 – Class A common stock	16,336,108
September 30, 2011 – Class B common stock	26,643,624

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$135,229	$107,035
Federal funds sold	2,119	2,114
Interest bearing deposits in banks	366,879	576,469

Total cash and cash equivalents	504,227	685,618

Investment securities:
Available-for-sale	1,896,385	1,786,335
Held-to-maturity (estimated fair values of $157,639 as of September 30, 2011 and $146,508 as of December 31, 2010)	149,411	147,068

Total investment securities	2,045,796	1,933,403

Loans held for investment	4,223,229	4,321,501
Mortgage loans held for sale	52,488	46,408

Total loans	4,275,717	4,367,909

Less allowance for loan losses	120,303	120,480

Net loans	4,155,414	4,247,429

Premises and equipment, net of accumulated depreciation	185,742	188,138
Goodwill	183,673	183,673
Company-owned life insurance	74,362	73,056
Accrued interest receivable	34,994	33,628
Other real estate owned (“OREO”), net of write-downs	25,080	33,632
Mortgage servicing rights, net of accumulated amortization and impairment reserve	11,909	13,191
Deferred tax asset	8,393	18,472
Core deposit intangibles, net of accumulated amortization	7,719	8,803
Other assets	69,845	81,927

Total assets	$7,307,154	$7,500,970

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,243,703	$1,063,869
Interest bearing	4,607,616	4,861,844

Total deposits	5,851,319	5,925,713

Securities sold under repurchase agreements	475,522	620,154
Accounts payable and accrued expenses	37,266	38,915
Accrued interest payable	8,786	13,178
Long-term debt	37,469	37,502
Other borrowed funds	5,122	4,991
Subordinated debentures held by subsidiary trusts	123,715	123,715

Total liabilities	6,539,199	6,764,168

Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of September 30, 2011 and December 31, 2010	50,000	50,000
Common stock	266,317	264,174
Retained earnings	427,556	413,253
Accumulated other comprehensive income, net	24,082	9,375

Total stockholders’ equity	767,955	736,802

Total liabilities and stockholders’ equity	$7,307,154	$7,500,970

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$61,372	$67,033	$185,238	$201,428
Interest and dividends on investment securities:
Taxable	10,721	10,540	31,281	32,673
Exempt from federal taxes	1,188	1,137	3,553	3,476
Interest on deposits in banks	200	252	794	733
Interest on federal funds sold	2	3	11	21

Total interest income	73,483	78,965	220,877	238,331

Interest expense:
Interest on deposits	7,905	12,973	26,679	42,747
Interest on securities sold under repurchase agreements	137	209	545	632
Interest on other borrowed funds	—	1	—	3
Interest on long-term debt	498	512	1,482	1,940
Interest on subordinated debentures held by subsidiary trusts	1,451	1,526	4,354	4,420

Total interest expense	9,991	15,221	33,060	49,742

Net interest income	63,492	63,744	187,817	188,589
Provision for loan losses	14,000	18,000	44,400	49,400

Net interest income after provision for loan losses	49,492	45,744	143,417	139,189

Non-interest income:
Other service charges, commissions and fees	8,479	7,821	23,627	22,073
Service charges on deposit accounts	4,609	4,497	13,104	13,854
Income from origination and sale of loans	5,512	7,355	13,066	14,841
Wealth managment revenues	3,202	3,091	9,980	9,304
Investment securities gains, net	38	66	56	108
Other income	1,285	2,025	5,042	5,220

Total non-interest income	23,125	24,855	64,875	65,400

Non-interest expense:
Salaries, wages and employee benefits	26,888	27,994	82,479	83,451
Occupancy, net	4,180	3,939	12,408	12,044
Furniture and equipment	3,018	3,411	9,367	10,108
Outsourced technology services	2,235	2,402	6,688	7,100
FDIC insurance premiums	1,631	2,337	5,726	7,460
OREO expense, net of income	2,878	2,608	6,631	6,129
Mortgage servicing rights amortization	807	1,221	2,285	3,469
Mortgage servicing rights impairment	1,168	1,991	848	2,212
Core deposit intangibles amortization	362	437	1,085	1,316
Other expenses	11,874	11,670	34,674	32,892

Total non-interest expense	55,041	58,010	162,191	166,181

Income before income tax expense	17,576	12,589	46,101	38,408
Income tax expense	5,655	3,860	14,820	11,890

Net income	11,921	8,729	31,281	26,518
Preferred stock dividends	862	862	2,559	2,559

Net income available to common stockholders	$11,059	$7,867	$28,722	$23,959

Basic earnings per common share	$0.26	$0.18	$0.67	$0.61

Diluted earnings per common share	$0.26	$0.18	$0.67	$0.61

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	31,281	—	31,281
Other comprehensive income, net of tax	—	—	—	14,707	14,707

Total comprehensive income					45,988

Common stock transactions:
14,464 common shares purchased and retired	—	(197)	—	—	(197)
15,440 common shares issued	—	205	—	—	205
130,904 non-vested common shares issued	—	—	—	—	—
20,039 non-vested common shares forfeited	—	(101)	—	—	(101)
Non-vested liability awards vesting during period	—	195	—	—	195
67,197 stock options exercised, net of 114,211 shares tendered in payment of option price and income tax withholding amounts	—	272	—	—	272
Tax benefit of stock-based compensation	—	204	—	—	204
Stock-based compensation expense	—	1,565	—	—	1,565
Cash dividends declared:
Common ($0.3375 per share)	—	—	(14,419)	—	(14,419)
Preferred (6.75% per share)	—	—	(2,559)	—	(2,559)

Balance at September 30, 2011	$50,000	$266,317	$427,556	$24,082	$767,955

Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	26,518	—	26,518
Other comprehensive income, net of tax	—	—	—	7,873	7,873

Total comprehensive income					34,391

Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,120	—	—	153,120
117,140 non-vested common shares issued	—	—	—	—	—
14,724 non-vested common shares forfeited	—	(80)	—	—	(80)
Non-vested liability awards vesting during period		59			59
86,129 stock options exercised, net of 69,363 shares tendered in payment of option price and income tax withholding amounts	—	650	—	—	650
Tax benefit of stock-based compensation	—	234	—	—	234
Stock-based compensation expense	—	1,300	—	—	1,300
Cash dividends declared:
Common ($0.3375 per share)	—	—	(13,147)	—	(13,147)
Preferred (6.75% per share)	—	—	(2,559)	—	(2,559)

Balance at September 30, 2010	$50,000	$263,719	$408,036	$22,948	$744,703

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$31,281	$26,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,400	49,400
Net loss on disposal of property and equipment	28	408
Depreciation and amortization	12,997	15,172
Net premium amortization on investment securities	7,373	4,103
Net gains on investment securities transactions	(56)	(108)
Net gains on sales of mortgage loans held for sale	(8,730)	(9,561)
Net gain on sale of student loan portfolio	—	(249)
Write-down of OREO, equipment pending disposal and investments	5,972	5,643
Net impairment on mortgage servicing rights	848	2,212
Loss on early extinguishment of debt	—	306
Deferred income tax expense (benefit)	400	(2,981)
Net increase in cash surrender value of company-owned life insurance policies	(1,306)	(1,493)
Stock-based compensation expense	1,648	1,390
Tax benefits from stock-based compensation expense	204	234
Excess tax benefits from stock-based compensation	(129)	(220)
Changes in operating assets and liabilities:
Decrease (increase) in mortgage loans held for sale	799	(10,591)
Increase in interest receivable	(1,366)	(128)
Decrease in other assets	10,840	7,266
Decrease in accrued interest payable	(4,392)	(2,344)
Decrease in accounts payable and accrued expenses	(1,404)	(2,941)

Net cash provided by operating activities	99,407	82,036

Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(11,626)	(19,339)
Available-for-sale	(704,619)	(972,742)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	8,940	11,482
Available-for-sale	611,918	606,461
Proceeds from sales of mortgage servicing rights, net of acquisitions	596	597
Proceeds from sale of student loan portfolio	—	24,829
Extensions of credit to customers, net of repayments	40,278	16,832
Recoveries of loans charged-off	4,269	2,100
Proceeds from sales of OREO	12,247	15,640
Capital expenditures, net of sales	(7,099)	(7,761)

Net cash used in investing activities	$(45,096)	$(321,901)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from financing activities:
Net (decrease) increase in deposits	$(74,394)	$78,125
Net decrease in repurchase agreements	(144,632)	(18,280)
Net increase in short-term borrowings	131	251
Repayments of long-term debt	(33)	(35,840)
Common stock issuance costs	—	(13,733)
Proceeds from issuance of common stock	272	167,400
Excess tax benefits from stock-based compensation	129	220
Purchase and retirement of common stock	(197)	(3,699)
Dividends paid to common stockholders	(14,419)	(13,147)
Dividends paid to preferred stockholders	(2,559)	(2,559)

Net cash (used in) provided by financing activities	(235,702)	158,738

Net decrease in cash and cash equivalents	(181,391)	(81,127)
Cash and cash equivalents at beginning of period	685,618	623,482

Cash and cash equivalents at end of period	$504,227	$542,355

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,420	$15,300
Cash paid during the period for interest expense	$37,452	$52,086

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2011 and December 31, 2010, the results of operations for each of the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2010 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2011 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2) Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

Available-for-Sale September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$1,006,051	$7,112	$(71)	$1,013,092
U.S. agency residential mortgage-backed securities	848,075	34,535	(100)	882,510
Private residential mortgage-backed securities	797	8	(22)	783

Total	$1,854,923	$41,655	$(193)	$1,896,385

Held-to-Maturity September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State, county and municipal securities	$149,235	$8,269	$(41)	$157,463
Other securities	176	—	—	176

Total	$149,411	$8,269	$(41)	$157,639

Available-for-Sale December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$956,017	$3,337	$(5,934)	$953,420
U.S. agency residential mortgage-backed securities	812,372	24,107	(4,619)	831,860
Private residential mortgage-backed securities	1,057	10	(12)	1,055

Total	$1,769,446	$27,454	$(10,565)	$1,786,335

Held-to-Maturity December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State, county and municipal securities	$146,850	$1,375	$(1,935)	$146,290
Other securities	218	—	—	218

Total	$147,068	$1,375	$(1,935)	$146,508

Gross gains of $38 and $69 were realized on the disposition of available-for-sale investment securities during the three months ended September 30, 2011 and 2010, respectively. Gross gains of $56 and $111 were realized on the disposition of available-for-sale investment securities during the nine months ended September 30, 2011 and 2010, respectively. Gross losses of $0 and $3 were realized on the disposition of available-for-sale investment securities during the three and nine months ended September 30, 2011 or 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
September 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$46,896	$(71)	$—	$—	$46,896	$(71)
U.S. agency residential mortgage-backed securities	17,300	(100)	—	—	17,300	(100)
Private residential mortgage-backed securities	250	(14)	187	(8)	437	(22)

Total	$64,446	$(185)	$187	$(8)	$64,633	$(193)

	Less than 12 Months		12 Months or More		Total
September 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized L.osses
Held-to-Maturity
State, county and municipal securities	$—	$—	$3,517	$(41)	$3,517	$(41)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$498,344	$(5,934)	$—	$—	$498,344	$(5,934)
U.S. agency residential mortgage-backed securities	160,161	(4,619)	—	—	160,161	(4,619)
Private residential mortgage-backed securities	—	—	249	(12)	249	(12)

Total	$658,505	$(10,553)	$249	$(12)	$658,754	$(10,565)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$42,178	$(1,814)	$3,023	$(121)	$45,201	$(1,935)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 13 and 128 individual investment securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, respectively. Unrealized losses as of September 30, 2011 and December 31, 2010 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not be required to sell any such securities before a recovery of cost. No impairment losses were recorded during the three or nine months ended September 30, 2011 or 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

Maturities of investment securities at September 30, 2011 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2011	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$334,816	$343,657	$5,509	$5,226
After one year but within five years	1,241,788	1,264,013	26,447	27,270
After five years but within ten years	181,081	187,534	55,712	59,282
After ten years	97,238	101,181	61,567	65,685

Total	1,854,923	1,896,385	149,235	157,463
Investments with no stated maturity	—	—	176	176

Total	$1,854,923	$1,896,385	$149,411	$157,639

(3) Loans

The following table presents loans by class as of the dates indicated.

	September 30, 2011	December 31, 2010
Real estate loans:
Commercial	$1,561,788	$1,565,665
Construction:
Land acquisition & development	296,407	329,720
Commercial	67,261	98,542
Residential	64,098	99,196

Total construction loans	427,766	527,458

Residential	586,425	549,604
Agricultural	177,121	182,794

Total real estate loans	2,753,100	2,825,521

Consumer loans:
Indirect consumer loans	415,245	423,552
Other consumer loans	151,611	162,137
Credit card loans	60,283	60,891

Total consumer loans	627,139	646,580

Commercial	703,010	730,471
Agricultural	136,728	116,546
Other loans, including overdrafts	3,252	2,383

Loans held for investment	4,223,229	4,321,501

Mortgage loans held for sale	52,488	46,408

Total loans	$4,275,717	$4,367,909

Commercial real estate includes loans aggregating $883,501 and $867,510 as of September 30, 2011 and December 31, 2010, respectively, that are owner occupied.

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

As of September 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	> 90 Due Days Due	Total Loans 30 or More Days Past Due	Current Loans	Total Loans	> 90 Days Past Due and Accruing
Real estate
Commercial	$25,436	$5,176	$26,879	$57,491	$1,504,297	$1,561,788	$393
Construction:
Land acquisition & development	8,961	5,284	19,285	33,530	262,877	296,407	1,001
Commercial	30	1,149	6,126	7,305	59,956	67,261	—
Residential	848	477	396	1,721	62,377	64,098	—

Total construction loans	9,839	6,910	25,807	42,556	385,210	427,766	1,001

Residential	7,850	515	1,011	9,376	577,049	586,425	284
Agricultural	1,508	59	1,261	2,828	174,293	177,121	—

Total real estate loans	44,633	12,660	54,958	112,251	2,640,849	2,753,100	1,678

Consumer:
Indirect consumer loans	2,868	225	90	3,183	412,062	415,245	3
Other consumer loans	1,300	215	196	1,711	149,900	151,611	98
Credit card loans	574	348	511	1,433	58,850	60,283	511

Total consumer loans	4,742	788	797	6,327	620,812	627,139	612

Commercial	13,233	2,040	3,958	19,231	683,779	703,010	711
Agricultural	656	17	40	713	136,015	136,728	—
Other loans, including overdrafts	—	—	—	—	3,252	3,252	—

Loans held for investment	63,264	15,505	59,753	138,522	4,084,707	4,223,229	3,001

Mortgage loans originated for sale	—	—	—	—	52,488	52,488	—

Total loans	$63,264	$15,505	$59,753	$138,522	$4,137,195	$4,275,717	$3,001

As of December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Loans 30 or More Days Past Due	Current Loans	Total Loans	> 90 Days Past Due and Accruing
Real estate
Commercial	$18,743	$6,798	$13,047	$38,588	$1,527,077	$1,565,665	$—
Construction:
Land acquisition & development	7,225	3,942	7,462	18,629	311,091	329,720	—
Commercial	3,870	137	3,376	7,383	91,159	98,542	—
Residential	3,142	239	992	4,373	94,823	99,196	—

Total construction loans	14,237	4,318	11,830	30,385	497,073	527,458	—

Residential	1,370	982	359	2,711	546,893	549,604	—
Agricultural	3,492	1,770	392	5,654	177,140	182,794	—

Total real estate loans	37,842	13,868	25,628	77,338	2,748,183	2,825,521	—

Consumer:
Indirect consumer loans	3,419	379	63	3,861	419,691	423,552	—
Other consumer loans	1,391	248	583	2,222	159,915	162,137	15
Credit card loans	613	392	759	1,764	59,127	60,891	759

Total consumer loans	5,423	1,019	1,405	7,847	638,733	646,580	774

Commercial	5,701	3,112	9,664	18,477	711,994	730,471	957
Agricultural	697	1,417	142	2,256	114,290	116,546	117
Other loans, including overdrafts	—	123	4	127	2,256	2,383	4

Loans held for investment	49,663	19,539	36,843	106,045	4,215,456	4,321,501	1,852

Mortgage loans originated for sale	—	—	—	—	46,408	46,408	—

Total loans	$49,663	$19,539	$36,843	$106,045	$4,261,864	$4,367,909	$1,852

Included in total loans 30 or more days past due in the table above are loans aggregating $73,356 and $47,182 that were on non-accrual status as of September 30, 2011 and December 31, 2011, respectively. Included in current loans in the table above are loans aggregating $150,605 and $148,160 that were on non-accrual status as of September 30, 2011 and December 31, 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents the Company’s recorded investment in non-accrual loans by class as of the dates indicated:

	September 30, 2011	December 31, 2010
Real estate
Commercial	$77,017	$68,948
Construction:
Land acquisition & development	63,347	41,547
Commercial	21,189	16,589
Residential	12,503	16,679

Total construction loans	97,039	74,815

Residential	13,689	15,222
Agricultural	4,491	2,497

Total real estate loans	192,236	161,482

Consumer:
Indirect consumer loans	463	564
Other consumer loans	838	1,337
Credit card loans	27	30

Total consumer loans	1,328	1,931

Commercial	29,517	30,953
Agricultural	880	976

Total	$223,961	$195,342

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following table presents information on the Company’s recorded investment in impaired loans as of dates indicated:

	As of September 30, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$101,963	$61,672	$28,817	$90,489	$6,829
Construction:
Land acquisition & development	74,808	16,153	48,039	64,192	14,469
Commercial	23,078	13,593	7,596	21,189	1,864
Residential	16,370	5,104	10,016	15,120	2,031

Total construction loans	114,256	34,850	65,651	100,501	18,364

Residential	23,671	13,225	10,356	23,581	2,126
Agricultural	9,363	7,824	991	8,815	25

Total real estate loans	249,253	117,571	105,815	223,386	27,344

Commercial	38,298	11,038	20,432	31,470	9,422
Agricultural	880	550	330	880	239

Total	$288,431	$129,159	$126,577	$255,736	$37,005

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

	As of December 31, 2010
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064
Commercial	17,458	2,976	13,578	16,554	3,877
Residential	18,632	2,993	13,721	16,714	3,431

Total construction loans	84,461	30,089	47,739	77,828	15,372

Residential	8,951	1,741	7,110	8,851	1,266
Agricultural	3,045	1,065	1,432	2,497	128

Total real estate loans	175,650	64,820	97,984	162,804	27,081

Commercial	36,251	11,354	24,168	35,522	14,892
Agricultural	976	498	478	976	253

Total	$212,877	$76,672	$122,630	$199,302	$42,226

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three months ended September 30, 2011		Nine months ended September 30, 2011		Year Ended December 31, 2010
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment
Real estate:
Commercial	$86,347	$188	$83,479	$390	$49,713
Construction:
Land acquisition & development	66,470	3	54,494	90	34,871
Commercial	23,441	—	20,371	—	21,086
Residential	17,627	18	17,248	55	15,097

Total construction loans	107,538	21	92,113	145	71,054

Residential	22,972	160	19,101	257	10,889
Agricultural	7,694	56	6,392	98	1,737

Total real estate loans	224,551	425	201,085	890	133,393

Commercial	33,634	31	32,634	96	22,017
Agricultural	885	—	925	—	974

Total	$259,070	$456	$234,644	$986	$156,384

For the three and nine months ended September 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principle. Interest income is subsequently recognized only to the extent cash payments are received in excess of principle due. If interest on all impaired loans had been accrued, interest income on impaired loans during the three and nine months ended September 30, 2011 would have been approximately $3,729 and $10,214, respectively. If interest on all impaired loans had been accrued, interest income on impaired loans during the three and nine months ended September 30, 2010 would have been approximately $2,675 and $6,882, respectively.

Collateralized impaired loans are recorded at the fair value of the underlying collateral using independent appraisals and management estimates of current market conditions. The change in present value attributable to the passage of time, if applicable, is recognized in the provision for loan losses and thus no interest income is recognized.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and are typically returned to accrual status after considering the borrower’s sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

The Company had troubled debt restructurings of $119,574 as of September 30, 2011, of which $83,958 were included in non-accrual loans and $35,616 were on accrual status. The Company had troubled debt restructurings of $53,700 as of December 31, 2010, of which $40,210 were included in non-accrual loans and $13,490 were on accrual status.

The following tables present information on the Company’s troubled debt restructurings during the periods indicated:

		Pre-Modification Investment
Three months ended September 30, 2011	Number of Notes	Interest rate adjustment	Interest only period	Other	Total	Post- Modification Investment
Real estate
Commercial	23	$516	$6,685	$2,510	$9,711	$9,703
Construction:
Land acquisition & development	3	—	380	408	788	788
Residential	2	—	7,749	—	7,749	7,732

Total construction loans	5	0	8,129	408	8,537	8,520

Residential	1	—	—	54	54	53
Agricultural	2	189	1,970	—	2,159	2,159

Total real estate loans	31	705	16,784	2,972	20,461	20,435

Consumer:
Other consumer loans	1	—	—	50	50	50

Total consumer loans	1	—	—	50	50	50

Commercial	8	165	3,387	1,298	4,850	4,844

Total	40	$870	$20,171	$4,320	$25,361	$25,329

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

	Number of Notes	Pre-Modification Investment				Post- Modification Investment
Nine months ended September 30, 2011		Interest rate adjustment	Interest only period	Other	Total
Real estate
Commercial	55	$3,031	$23,569	$6,897	$33,497	$33,200
Construction:
Land acquisition & development	9	680	995	4,532	6,207	6,194
Residential	5	234	7,749	878	8,861	8,835

Total construction loans	14	914	8,744	5,410	15,068	15,029

Residential	6	223	9,771	954	10,948	10,886
Agricultural	6	189	3,594	517	4,300	4,298

Total real estate loans	81	4,357	45,678	13,778	63,813	63,413

Consumer:
Indirect consumer loans	2	—	—	29	29	29
Other consumer loans	3	—	17	61	78	76

Total consumer loans	5	0	17	90	107	105

Commercial	37	662	11,727	2,789	15,178	8,959
Agricultural	5	—	—	187	187	148

Total	128	$5,019	$57,422	$16,844	$79,285	$72,625

For troubled debt restructurings that were on non-accrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Financial effects of modifications of troubled debt restructurings may include principle loan forgiveness or other charge-offs. The Company had no charge-offs related to modifying troubled debt restructurings for the three and nine months ended September 30, 2011.

The following table presents information on the Company’s troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. All troubled debt restructurings with payment defaults in the following table are on non-accrual status.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of Notes	Recorded Investment	Number of Notes	Recorded Investment
Real estate
Commercial	2	$1,032	6	$2,432
Construction:
Land acquisition & development	—	—	2	1,338
Residential	—	—	1	302

Total construction loans	—	—	3	1,640

Agricultural	—	—	2	152

Total real estate loans	2	1,032	11	4,224

Commercial	1	14	4	161
Agricultural	—	—	3	37

Total	3	$1,046	18	$4,422

At September 30, 2011, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Other Assets Especially Mentioned – includes loans that exhibit weaknesses in financial condition, loan structure or documentation, which if not promptly corrected, may lead to the development of abnormal risk elements.

Substandard – includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a Substandard is not currently sufficient; collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a Substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.

Doubtful – includes loans that exhibit pronounced weaknesses to a point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Doubtful loans are required to be placed on non-accrual status and are assigned a specific valuation allowance.

The following table presents the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analyses performed as of the dates indicated.

As of September 30, 2011	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$137,983	$157,208	$30,283	$325,474
Construction:
Land acquisition & development	44,414	29,622	48,295	122,331
Commercial	—	21,231	8,797	30,028
Residential	7,650	5,214	10,016	22,880

Total construction loans	52,064	56,067	67,108	175,239

Residential	12,581	25,322	10,257	48,160
Agricultural	12,435	22,740	801	35,976

Total real estate loans	215,063	261,337	108,449	584,849

Consumer:
Indirect consumer loans	1,082	1,721	371	3,174
Other consumer loans	778	1,499	557	2,834
Credit card loans	—	448	2,788	3,236

Total consumer loans	1,860	3,668	3,716	9,244

Commercial	38,465	34,949	21,872	95,286
Agricultural	6,113	5,191	330	11,634

Total	$261,501	$305,145	$134,367	$701,013

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

As of December 31, 2010	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$133,700	$149,604	$41,662	$324,966
Construction:
Land acquisition & development	73,151	36,552	21,795	131,498
Commercial	9,025	18,611	13,598	41,234
Residential	9,083	9,842	13,721	32,646

Total construction loans	91,259	65,005	49,114	205,378

Residential	13,889	18,725	11,474	44,088
Agricultural	12,683	20,885	1,432	35,000

Total real estate loans	251,531	254,219	103,682	609,432

Consumer:
Indirect consumer loans	768	1,964	315	3,047
Other consumer loans	903	1,499	1,131	3,533
Credit card loans	—	571	3,467	4,038

Total consumer loans	1,671	4,034	4,913	10,618

Commercial	47,307	39,145	24,280	110,732
Agricultural	5,416	6,255	478	12,149

Total	$305,925	$303,653	$133,353	$742,931

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are prepared and reviewed on a quarterly basis for all criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011.

Three months ended September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579
Provision charged to operating expense	9,984	1,676	2,206	134	—	14,000
Less loans charged-off	(12,210)	(1,682)	(6,498)	(15)	—	(20,405)
Add back recoveries of loans previously charged-off	1,386	453	287	3	—	2,129

Ending balance	$89,403	$8,973	$20,429	$1,498	$—	$120,303

Nine months ended September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	33,080	2,927	8,461	(68)	—	44,400
Less loans charged-off	(29,598)	(4,641)	(14,547)	(60)	—	(48,846)
Add back recoveries of loans previously charged-off	1,740	1,355	1,161	13	—	4,269

Ending balance	$89,403	$8,973	$20,429	$1,498	$—	$120,303

As of September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Individually evaluated for impairment	$27,344	$—	$9,422	$239	$—	$37,005
Collectively evaluated for impairment	62,059	8,973	11,007	1,259	—	83,298

Ending balance	$89,403	$8,973	$20,429	$1,498	$—	$120,303

Loans individually evaluated for impairment	$223,386	$—	$31,470	$880	$—	$255,736
Loans collectively evaluated for impairment	2,582,202	627,139	671,540	135,848	3,252	4,019,981

Total loans	$2,805,588	$627,139	$703,010	$136,728	$3,252	$4,275,717

The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company’s loan portfolio and consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to the Company.

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or environmental factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience. For consumer loans, loss factor percentages are based on a one-year loss history. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory factors and the estimated impact of current economic, environmental and regulatory conditions on historical loss rates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$114,328	$103,030
Provision charged to operating expense	18,000	49,400
Less loans charged-off	(12,789)	(34,294)
Add back recoveries of loans previously charged-off	697	2,100

Ending balance	$120,236	$120,236

(5)	Common Stock

The Company had 16,336,108 and 15,598,632 shares of Class A common stock outstanding as of September 30, 2011 and December 31, 2010, respectively.

The Company had 26,643,624 and 27,202,062 shares of Class B common stock outstanding as of September 30, 2011 and December 31, 2010, respectively.

(6)	Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,921	$8,729	$31,281	$26,518
Less preferred stock dividends	862	862	2,559	2,559

Net income available to common stockholders, basic and diluted	$11,059	$7,867	$28,722	$23,959

Weighted average common shares outstanding	42,774,259	42,634,283	42,737,986	38,986,458
Weighted average common shares issuable upon exercise of stock options and non-vested stock awards	67,404	150,587	111,368	216,219

Weighted average common and common equivalent shares outstanding	42,841,663	42,784,870	42,849,354	39,202,677

Basic earnings per common share	$0.26	$0.18	$0.67	$0.61

Diluted earnings per common share	$0.26	$0.18	$0.67	$0.61

The Company had 2,918,480 and 2,888,192 stock options outstanding for the three and nine months ended September 30, 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 2,725,188 and 2,315,166 stock options outstanding for the three and nine months ended September 30, 2010, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(7)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2011 and December 31, 2010, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of September 30, 2011 and December 31, 2010 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
As of September 30, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$791,403	16.3%	$389,318	8.0%	NA	NA
FIB	654,062	13.5	387,292	8.0	$484,115	10.0%
Tier 1 risk-based capital:
Consolidated	694,838	14.3	194,659	4.0	NA	NA
FIB	577,809	11.9	193,646	4.0	$290,469	6.0
Leverage capital ratio:
Consolidated	694,838	9.8	284,492	4.0	NA	NA
FIB	577,809	8.2	283,580	4.0	$354,475	5.0

	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$772,337	15.5%	$398,720	8.0%	NA	NA
FIB	634,976	12.8	396,754	8.0	$495,943	10.0%
Tier 1 risk-based capital:
Consolidated	674,319	13.5	199,360	4.0	NA	NA
FIB	557,261	11.2	198,377	4.0	$297,566	6.0
Leverage capital ratio:
Consolidated	674,319	9.3	291,023	4.0	NA	NA
FIB	557,261	7.7	290,071	4.0	$362,589	5.0

(8)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $4,507 as of September 30, 2011.

The Company had commitments to purchase held-to-maturity municipal investment securities of $415 as of September 30, 2011.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(9)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2011, commitments to extend credit to existing and new borrowers approximated $1,012,708, which includes $280,563 on unused credit card lines and $241,060 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2011, the Company had outstanding standby letters of credit of $74,086. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(10)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $9,148 and $17,203 to OREO during the nine months ended September 30, 2011 and 2010, respectively.

The Company transferred premises and equipment pending disposal of $1,513 to other assets during the nine months ended September 30, 2010.

The Company transferred accrued liabilities of $195 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the nine months ended September 30, 2011 and 2010, respectively.

The Company transferred internally originated mortgage servicing rights of $1,850 and $2,680 from loans to mortgage servicing assets during the nine months ended September 30, 2011 and 2010, respectively.

(11)	Other Comprehensive Income

Total other comprehensive income for the nine months ended September 30, 2011 and 2010 is reported in the accompanying statements of changes in stockholders’ equity. Total other comprehensive income for the three months ended September 30, 2011 and 2010 was $13,606 and $10,385, respectively.

Information related to net other comprehensive income is as follows:

For the nine months ended September 30,	2011	2010
Other comprehensive income:
Investment securities available-for-sale:
Change in net unrealized gain during the period	$24,200	$13,017
Reclassification adjustment for gains included in income	(56)	(108)
Change in the net actuarial loss on defined benefit post-retirement benefit plans	104	72

Total other comprehensive income	24,248	12,981
Deferred tax expense	9,541	5,108

Net other comprehensive income	$14,707	$7,873

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30, 2011	December 31, 2010
Net unrealized gain on investment securities available-for-sale	$25,603	$10,959
Net actuarial loss on defined benefit post-retirement benefit plans	(1,521)	(1,584)

Net accumulated other comprehensive income	$24,082	$9,375

(12)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
As of September 30, 2011	Balance as of 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,013,092	$—	$1,013,092	$—
U.S. agency residential mortgage-backed securities	882,510	—	882,510	—
Private residential mortgage-backed securities	783	—	783	—
Mortgage servicing rights	12,250	—	12,250	—
Derivative liability contract	122	—	—	122

	Fair Value Measurements at Reporting Date Using
As of December 31, 2010	Balance as of 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$953,420	$—	$953,420	$—
U.S. agency residential mortgage-backed securities	831,860	—	831,860	—
Private residential mortgage-backed securities	1,055	—	1,055	—
Mortgage servicing rights	13,694	—	13,694	—
Derivative liability contract	86	—	—	86

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2011 and 2010:

For the Nine Months Ended September 30,	2011	2010
Balance, beginning of period	$86	$245
Accruals during the period	164	155
Cash payments during the period	(128)	(118)

Balance, end of period	$122	$282

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. The Company obtains fair value measurements for investment securities from an independent pricing service and evaluates mortgage servicing rights for impairment using an independent valuation service. The vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. The Company

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations. These internal processes include obtaining and reviewing available reports on internal controls, evaluating the prices for reasonableness given market changes, investigating anomalies and confirming determinations through discussions with the vendor. For investment securities, if needed, a broker may be utilized to determine the reported fair value. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Securities Available-for-Sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things.

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On April 6, 2011, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. During the nine months ended September 30, 2011, the Company made cash payments to the purchaser of $102 due to changes in conversion rates and $26 to extend the derivative liability contract until all litigation is settled. In addition, during 2011 the Company revised its estimate of Visa’s future litigation funding and increased its derivative liability contract by $164.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011
Impaired loans	$117,139	$—	$—	$117,139
Other real estate owned	17,079	—	—	17,079

As of December 31, 2010
Impaired loans	$97,574	$—	$—	$97,574
Other real estate owned	23,727	—	—	23,727

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. Certain impaired loans with a carrying value of $186,839 at September 30, 2011 were reduced by specific valuation allowance allocations of $37,005 and partial loan charge-offs of $32,696, resulting in a reported fair value of $117,139.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $5,972 during the nine months ended September 30, 2011 included adjustments of $3,521 directly related to receipt of updated appraisals and adjustments of $2,451 based on management estimates of the current fair value of properties. Write-downs of $5,564 during the nine months ended September 30, 2010 included adjustments of $2,454 directly related to receipt of updated appraisals and adjustments of $3,110 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data. As of September 30, 2011 and December 31, 2010, the Company had one long-lived asset to be disposed of by sale carried at its cost of $1,513.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2011 and December 31, 2010, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

A summary of the estimated fair values of financial instruments follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$504,227	$504,227	$685,618	$685,618
Investment securities available-for-sale	1,896,385	1,896,385	1,786,335	1,786,335
Investment securities held-to-maturity	149,411	157,639	147,068	146,508
Net loans	4,155,414	4,155,441	4,247,429	4,222,984
Accrued interest receivable	34,994	34,994	33,628	33,628
Mortgage servicing rights, net	11,909	12,250	13,191	13,694

Total financial assets	$6,752,340	$6,760,936	$6,913,269	$6,888,767

Financial liabilities:
Total deposits, excluding time deposits	$4,214,427	$4,214,427	$4,000,468	$4,000,468
Time deposits	1,636,892	1,645,885	1,925,245	1,936,011
Securities sold under repurchase agreements	475,522	475,522	620,154	620,154
Derivative contract	122	122	86	86
Accrued interest payable	8,786	8,786	13,178	13,178
Other borrowed funds	5,122	5,122	4,991	4,991
Long-term debt	37,469	42,059	37,502	40,031
Subordinated debentures held by subsidiary trusts	123,715	129,810	123,715	128,954

Total financial liabilities	$6,502,055	$6,521,733	$6,725,339	$6,743,873

(13)	Recent Authoritative Accounting Guidance

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

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance, ASU No. 2011-03, under ASC Topic 860, “Transfers and Servicing,” is intended to improve financial reporting or repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in ASU No. 2011-03 are effective for the Company on January 1, 2012. Management does not expect the adoption of ASU No. 2011-03 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance, ASU No. 2011-02, under ASC Topic 310, “Receivables,” requires significant new disclosures about the nature, extent and financial impact of troubled debt restructurings presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU No. 2011-02 also provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU No. 2011-02 was effective for the Company on July 1, 2011, and has been applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FASB ASC Topic 350, “Intangibles – Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles – Goodwill and Other,” amends prior guidance. Under this amended guidance, an entity is required to perform Step 2 of the goodwill impairment test if the reporting unit has a zero or negative carrying amount and if it is more likely than not that impairment exists. This guidance, which became effective for the Company on January 1, 2011, did not impact the Company’s consolidated financial statements, results of operations or liquidity.

Additional new authoritative guidance, ASU No. 2011-08, under ASC Topic 350, “Intangibles – Goodwill and Other”, permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The “more likely than not” threshold is defined as having a likelihood of more than 50%. This guidance is effective for the Company January 1, 2012, with early adoption permitted. Management does not expect the adoption of ASU No. 2011-08 will have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of September 30, 2011, we had consolidated assets of $7,307 million, deposits of $5,851 million, loans of $4,276 million and total stockholders’ equity of $768 million. We currently operate 71 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade.

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

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Our minimum underwriting standards include geographic limitations, identifying a legal purpose, repayment source verifications, loan maturity limitations, collateral requirements, loan concentration limitations, pricing limitations and set industry guidelines. Each underwriting standard must have adequate documentation as specified in our loan policy. Individual lending limits are established by the branch manager and regional managers. Lending limits are established at the individual, branch and market level. Individual lending limits are based on credit ability and experience of the individual officer. Branch and market lending limits are based on the loan portfolio size of the branch and market. Consideration in assigning lending limits also considers historical credit performance. These limits are presented and approved by the bank and the Director’s Credit Committee, a committee which includes independent members of the Board of Directors. Aggregate lending relationships in excess of $10 million must be approved by the bank’s legal board after being reviewed by the Director’s Credit Committee. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.

Recent Trends and Developments

On July 15, 2011, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation, or FDIC, issued separate final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which mandated repeal of the prohibition against paying interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Management does not expect this change will have a significant impact on the Company’s interest expense, consolidated financial statements, results of operations or liquidity.

On June 29, 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. This rule, Regulation II—Debit Card Interchange Fees and Routing, implements provisions of the Dodd-Frank Act. The rule, which became effective October 1, 2011, reduces the maximum allowable interchange fee per transaction for issuers with over $10 billion in assets. Issuers with less than $10 billion in assets, like us, are exempt from the debit card interchange fee limitations. Under this exemption, the Company does not anticipate any immediate, significant impact to interchange revenues. The Company recorded debit card interchange fees of $3.0 million and $8.7 million during the three and nine months ended September 30, 2011, respectively.

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

Asset Quality

Difficult economic conditions, depressed real estate values and limited sales activity have negatively impacted businesses and consumers in our market areas and have resulted in deterioration in the credit quality of our loan portfolio, which is reflected by year-over-year increases in non-performing and internally risk classified loans.

Unemployment rates in the three states in which we operate compare favorably to national averages. Unemployment rates increased in Montana and remained stable in South Dakota while decreasing 0.9% in Wyoming from September 2010 to September 2011. The table below presents average seasonally-adjusted unemployment rates in the three states in which we operate and nationally for the periods indicated.

	September	June	March	December	September
	2011	2011	2011	2010	2010
Montana	7.7%	7.5%	7.4%	7.4%	7.3%
Wyoming	5.8%	5.9%	6.2%	6.4%	6.7%
South Dakota	4.6%	4.7%	4.9%	4.7%	4.6%
National	9.1%	9.2%	8.8%	9.4%	9.6%

We monitor personal income growth nationally and in the three states in which we operate as an indicator of financial well-being in our market areas and in certain industries within our market areas. Per capita personal income increased 3.7% nationally in 2010, as compared to 2009. Montana, South Dakota and Wyoming saw increases in per capita personal income of 4.8%, 4.7% and 4.4%, respectively, during the same period. Additional increases in per capita income occurred during the first half of 2011 in all three states and nationally.

Individual bankruptcy filings in the three states in which we operate increased 12.7% to 6,366 in 2010 compared to 2009, as compared to an increase of 8.8% to 1,536,623 nationally. During the first six months of 2011, there was a decrease in individual bankruptcy filings in the three states in which we operate of 9.3% to 3,111, as compared to the same period in 2010. Nationally, individual bankruptcy filings decreased 7.7% to 721,288 during the first six months of 2011, as compared to the same period in 2010.

The quarterly all-transaction housing price index in Montana and Wyoming declined during the second quarter of 2011, as compared to the same period in the prior year, with Montana and Wyoming decreasing 3.2%, as compared to a national decrease of 4.5%. The South Dakota all-transaction housing price index increased 0.2% during second quarter 2011, as compared to the same period in 2010.

Housing permits in the three states in which we operate showed a combined decrease of 10.0% to 4,603 during the eight months ended August 31, 2011, as compared to the same period in 2010, while nationally housing permits decreased 1.9% to 407,640 during the same period. Privately owned housing starts (1-unit structures) in the three states in which we operate showed a combined 7.3% decrease to 3,394 during the eight months ended August 31, 2011, as compared to the same period in 2010.

Most of our market areas have been experiencing a slow down in housing since 2008, with the most significant impact occurring in the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson, Wyoming market areas. Days on market and the level of lots available for sale in these three markets remain an area of concern.

Our non-performing assets increased to $288 million, or 6.69% of total loans and OREO, as of September 30, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. Our non-performing assets decreased slightly to $288 million as of September 30, 2011 from $292 million, or 6.77% of total loans and OREO, as of second quarter 2011 as non-performing assets work through the credit cycle and we have a decrease in the volume of new additions. As of September 30, 2011, the Flathead, Gallatin Valley and Jackson market areas accounted for approximately 43% of our non-performing assets versus only 18% of the Company’s total loans. Loan charge-offs, net of recoveries, totaled $18 million during the third quarter of 2011, as compared to $12 million during third quarter 2010. Approximately 48% of third quarter 2011 net charge-offs were attributable to the Flathead, Gallatin Valley and Jackson market areas. Net charge-offs are expected to remain elevated in future quarters as problem loans continue to work through the credit cycle. During third quarter 2011, we recorded provisions for loan losses of $14.0 million, as compared to $18.0 million during third quarter 2010. Management expects provisions for loan losses to decline as credit quality improves.

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

Our annual goodwill impairment test on our single reporting unit is performed each year as of July 1st. Upon completion of this year’s test, we passed Step 1 of the impairment test as the estimated fair value of net assets was greater than carrying value of the Company. We continue to monitor various qualitative and quantitative factors, including trading value of our Class A common stock, the values of stock of peer organizations, and other indications of value. Each quarter we assess whether these qualitative and quantitative factors are evidence of a prolonged downward trend rather than a short-term market dislocation or disruption. We currently see these factors as short-term dislocations or disruptions, but should they persist over the next quarter or two, an interim impairment test will be considered.

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

Net Interest Income. During third quarter 2011, our net interest income on a fully taxable equivalent, or FTE, basis, decreased $235 thousand, or less than 1%, to $64.6 million, as compared to $64.8 million during the same period in 2010, and our net FTE interest margin ratio decreased 5 basis points to 3.84%, as compared to 3.89% during the same period in 2010. For the nine months ended September 30, 2011, our net FTE interest income decreased $771 thousand, or less than 1%, to $191.2 million, as compared to $192.0 million during the same period in 2010, and our net FTE interest margin ratio decreased 15 basis points to 3.80%, as compared to 3.95% during the same period in 2010. Although net FTE interest income remained stable, our net FTE interest margin ratio decreased during the three and nine months ended September 30, 2011, as compared to the same periods in the prior year. Compression in the net FTE interest margin ratio was primarily due to diminished loan demand combined with lower interest rates earned on loans and investment securities, the effects of which were partially offset by decreases in average time deposits outstanding, overall reductions in the cost of funds and increases in interest free funding sources as a percentage of the funding base.

The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates

	Three Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1)(2)	$4,291,632	$61,801	5.71%	$4,504,657	$67,473	5.94%
Investment securities (2)	2,064,019	12,594	2.42	1,720,925	12,333	2.84
Interest bearing deposits in banks	311,768	200	0.25	392,149	252	0.25
Federal funds sold	1,858	2	0.43	2,299	3	0.52

Total interest earning assets	6,669,277	74,597	4.44%	6,620,030	80,061	4.80%
Non earning assets	615,472			658,680

Total assets	$7,284,749			$7,278,710

Interest bearing liabilities:
Demand deposits	$1,265,339	$775	0.24%	$1,127,006	$842	0.30%
Savings deposits	1,712,739	1,478	0.34	1,555,510	2,199	0.56
Time deposits	1,699,633	5,652	1.32	2,119,083	9,931	1.86
Repurchase agreements	477,612	137	0.11	464,655	209	0.18
Other borrowed funds	5,584	—	—	5,256	1	0.08
Long-term debt	37,473	498	5.27	37,658	512	5.39
Subordinated debentures held by subsidiary trusts	123,715	1,451	4.65	123,715	1,526	4.89

Total interest bearing liabilities	5,322,095	9,991	0.74%	5,432,883	15,220	1.11%

Non-interest bearing deposits	1,153,800			1,046,112
Other non-interest bearing liabilities	47,412			59,515
Stockholders’ equity	761,442			740,200

Total liabilities and stockholders’ equity	$7,284,749			$7,278,710

Net FTE interest income		$64,606			$64,841
Less FTE adjustments (2)		(1,114)			(1,097)

Net interest income from consolidated statements of income		$63,492			$63,744

Interest rate spread			3.70%			3.69%

Net FTE interest margin (3)			3.84%			3.89%

Cost of funds, including non-interest bearing demand deposits (4)			0.61%			0.93%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.
(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.
(3)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
(4)	Calculated by dividing total interest on total interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1)(2)	$4,288,237	$186,564	5.82%	$4,509,206	$202,797	6.01%
Investment securities (2)	2,010,966	36,885	2.45	1,600,451	38,155	3.19
Interest bearing deposits in banks	418,661	794	0.25	384,964	733	0.25
Federal funds sold	2,656	11	0.55	7,933	21	0.35

Total interest earning assets	6,720,520	224,254	4.46%	6,502,554	241,706	4.97%
Non earning assets	618,367			675,244

Total assets	$7,338,887			$7,177,798

Interest bearing liabilities:
Demand deposits	$1,259,421	$2,456	0.26%	$1,118,951	$2,551	0.30%
Savings deposits	1,722,782	5,231	0.41	1,481,547	6,842	0.62
Time deposits	1,784,256	18,992	1.42	2,195,029	33,353	2.03
Repurchase agreements	505,313	545	0.14	461,652	632	0.18
Other borrowed funds	5,579	—	—	5,760	3	0.07
Long-term debt	37,485	1,482	5.29	48,895	1,940	5.30
Subordinated debentures heldby subsidiary trusts	123,715	4,354	4.71	123,715	4,420	4.78

Total interest bearing liabilities	5,438,551	33,060	0.81%	5,435,549	49,741	1.22%

Non-interest bearing deposits	1,105,122			996,290
Other non-interest bearing liabilities	48,726			61,138
Stockholders’ equity	746,488			684,821

Total liabilities and stockholders’ equity	$7,338,887			$7,177,798

Net FTE interest income		$191,194			$191,965
Less FTE adjustments (2)		(3,377)			(3,376)

Net interest income from consolidatedstatements of income		$187,817			$188,589

Interest rate spread			3.65%			3.75%

Net FTE interest margin (3)			3.80%			3.95%

Cost of funds, including non-interest bearing demand deposits (4)			0.68%			1.03%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.
(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.
(3)	Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
(4)	Calculated by dividing total interest on total interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

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

Analysis of Interest Changes Due To Volume and Rates

	Three Months Ended September 30, 2011 Compared with 2010			Nine Months Ended September 30, 2011 Compared with 2010
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(3,191)	$(2,481)	$(5,672)	$(9,938)	$(6,295)	$(16,233)
Investment securities (1)	2,459	(2,198)	261	9,787	(11,057)	(1,270)
Interest bearing deposits in banks	(52)	—	(52)	64	(3)	61
Federal funds sold	(1)	—	(1)	(14)	4	(10)

Total change	(785)	(4,679)	(5,464)	(101)	(17,351)	(17,452)

Interest bearing liabilites:
Demand deposits	103	(170)	(67)	320	(415)	(95)
Savings deposits	222	(943)	(721)	1,114	(2,725)	(1,611)
Time deposits	(1,966)	(2,313)	(4,279)	(6,242)	(8,119)	(14,361)
Repurchase agreements	6	(78)	(72)	60	(147)	(87)
Other borrowed funds	—	(1)	(1)	—	(3)	(3)
Long-term debt	(3)	(11)	(14)	(453)	(5)	(458)
Subordinated debentures	—	(75)	(75)	—	(66)	(66)

Total change	(1,638)	(3,591)	(5,229)	(5,201)	(11,480)	(16,681)

Increase in FTE net interest income	$853	$(1,088)	$(235)	$5,100	$(5,871)	$(771)

(1)	Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $4.0 million, or 22.2%, to $14.0 million for third quarter 2011, as compared to $18.0 million for third quarter 2010. The provision for loan losses decreased $5.0 million, or 10.1%, to $44.4 million for the nine months ended September 30, 2011, compared to $49.4 million for the same period in 2010. Fluctuations in provisions for loan losses reflect management’s estimate of potential loan loss based on collateral of the underlying loan, loan loss trends and estimated effects of current economic conditions on our loan portfolio. Management expects quarterly provisions for loan losses to begin to decline as credit quality improves and non-performing loans level-off or begin to decline. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees, service charges on deposit accounts, income from the origination and sale of loans, and revenues from wealth management. Non-interest income decreased $1.7 million, or 7.0%, to $23.1 million for the three months ended September 30, 2011, as compared to $24.9 million for the same period in 2010. Non-interest income decreased $525 thousand, or less than 1%, to $64.9 million for the nine months ended September 30, 2011, as compared to $65.4 million for the same period in 2010. Significant components of changes in non-interest income are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $658 thousand, or 8.4%, to $8.5 million during the three months ended September 30, 2011, as compared to $7.8 during the same period in 2010, and increased $1.6 million, or 7.0%, to $23.6 million for the nine months ended September 30, 2011, as compared to $22.1 million for the same period in 2010. These increases were primarily attributable to higher service charge income from ATM transactions and higher interchange income resulting from higher volumes of debit and credit card transactions. During the three and nine months ended September 30, 2011, we recorded debit card interchange fee income of $3.0 million and $8.7 million, respectively, as compared to $2.7 million and $7.6 million, respectively, during the same periods in 2010. For additional information regarding recent regulations affecting future debit card interchange fee income, see “Recent Trends and Developments” included herein.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Income from the origination and sale of loans increased $1.4 million, or 34.1%, to $5.5 million during the third quarter of 2011, as compared to $4.1 million during the second quarter of 2011, primarily due to increased purchased home and refinancing activity brought on by a reduction in residential mortgage interest rates. Income from the origination and sale of loans decreased $1.8 million, or 25.1%, to $5.5 million for the three months ended September 30, 2011, as compared to $7.4 million for the same period in 2010 due to decrease refinancing activity that was partially offset by an increase in home purchases, and decreased $1.8 million, or 12.0%, to $13.1 million for the nine months ended September 30, 2011, as compared to $14.8 million for the same period in 2010 due to decreases in both purchased home and refinancing activity.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues decreased $281 thousand, or 8.1%, to $3.2 million for the three months ended September 30, 2011, as compared to $3.5 million for the three months ended June 30, 2011, primarily due to declines in market values of assets under trust management. Wealth management revenues increased $111 thousand, or 3.6%, to $3.2 million for the three months ended September 30, 2011, as compared to $3.1 million for the same period in 2010, and $676 thousand, or 7.3%, to $10.0 million for the nine months ended September 30, 2011, as compared to $9.3 million for the same period in 2010. These increases were primarily due to new business activity and increases in the market values of assets under trust management.

Other income decreased $740 thousand, or 36.5%, to $1.3 million for the three months ended September 30, 2011, compared to $2.0 million for the same period in 2010, and decreased $178 thousand, or 3.4%, to $5.0 million for the nine months ended September 30, 2011, compared to $5.2 million for the same period in 2010. Quarter and year-to-date decreases are primarily due to fluctuations of values of securities held under deferred compensation plans.

Non-interest Expense. Non-interest expense decreased $3.0 million, or 5.1%, to $55.0 million for the three months ended September 30, 2011, as compared to $58.0 million for the same period in 2010, and decreased $4.0 million, or 2.4%, to $162.2 million for the nine months ended September 30, 2011, as compared to $166.2 million for the same period in 2010. Significant components of the changes in non-interest expense are discussed below.

Salaries, wages and employee benefits decreased $1.0 million, or 3.6% for the three months ended September 30, 2011, as compared to second quarter 2011, and decreased $1.1 million, or 4.0%, as compared to the same period in the prior year. Salaries, wages and employee benefits decreased $972 thousand, or 1.2% for the nine months ended September 30, 2011, as compared to the same period in the prior year. These decreases are largely due to reduction in FTEs and fluctuations of values of securities held under deferred compensation plans.

FDIC insurance premiums decreased $706 thousand, or 30.2%, to $1.6 million for the three months ended September 30, 2011, as compared to $2.3 million for the same period in 2010, and $1.7 million, or 23.2%, to $5.7 million for the nine months ended September 30, 2011, as compared to $7.5 million for the same period in 2010. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution’s deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, reduced the Company’s FDIC insurance premiums. For additional information regarding FDIC insurance, see “Recent Trends and Developments” included herein.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to write-downs of the estimated fair value of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties and fluctuations in the carrying costs and/or operating expenses associated with OREO properties. OREO expense increased $270 thousand, or 10.4%, to $2.9 million during third quarter 2011, as compared to $2.6 million for the same period in 2010. OREO expenses increased $502 thousand, or 8.2%, to $6.6 million for the nine months ended September 30, 2011, as compared to $6.1 million for the same period in 2010. Third quarter net OREO expenses included $538 of net operating expenses, $2.4 million of fair value write-downs and net gains of $113 thousand on the sale of OREO properties.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Changes in estimated servicing period and change in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. We project our amortization of mortgage servicing rights based on prepayment assumptions on the first day of each quarter. Mortgage servicing rights amortization decreased $414 thousand, or 33.9%, to $807 thousand for the three months ended September 30, 2011, as compared to $1.2 million for the same period in 2010, and decreased $1.2 million, or 34.1%, to $2.3 million for the nine months ended September 30, 2011, as compared to $3.5 million for the same period in 2010. These decreases were primarily due to the sale of mortgage servicing rights during fourth quarter 2010 and changes in the estimated duration of the loans underlying the Company’s capitalized mortgage servicing rights.

Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During the third quarter of 2011 we recorded additional impairment of $1.2 million, as compared to additional impairment of $2.0 million during third quarter 2010. During the nine months ended September 30, 2011, we recorded additional impairment of $848 thousand, as compared to recording additional impairment of $2.2 million during the same period in 2010.

Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of directors fees; and other losses. Other expenses increased $204 thousand, or 1.7%, to $11.9 million for the three months ended September 30, 2011, as compared to $11.7 million for the three months ended September 30, 2010, and increased $1.8 million, or 5.4%, to $34.7 million for the nine months ended September 30, 2011, as compared to $32.9 million during the same period in 2010. The increases were primarily due to fluctuations in the timing of expenses, most significantly professional fees, including legal, audit and other professional fees.

Income Tax Expense. Our effective federal income tax rate was 27.6% for the nine months ended September 30, 2011 and 26.7% for the nine months ended September 30, 2010. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the nine months ended September 30, 2011, and 4.3% for the nine months ended September 30, 2010. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets decreased $194 million, or 2.6%, to $7,307 million as of September 30, 2011, from $7,501 million as of December 31, 2010.

Loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. Total loans decreased $92 million, or 2.1%, to $4,276 million as of September 30, 2011 from $4,368 million as of December 31, 2010, with all major categories of loans showing decreases except residential real estate loans. Management attributes decreases in loans to a general decline in new home construction in our market areas, particularly in markets dependent upon resort and second home communities including the Flathead, Gallatin Valley and Jackson market areas, sluggish commercial and consumer growth amid economic uncertainty and the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.

Residential real estate loans increased $37 million, or 6.7%, to $586 million as of September 30, 2011, from $550 million as of December 31, 2010. Record low mortgage rates in third quarter 2011 resulted in increased residential real estate loans and mortgage loans held for sale. We typically sell a significant portion of our residential real estate loan production to secondary investors. In mid-2010, we began retaining more of our residential real estate loan production, which also contributed to the increase. Residential real estate loans retained are typically secured by first liens on the financed property and generally mature in less than fifteen years.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, loans renegotiated in troubled debt restructurings and OREO.

Non-performing loans include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and loans renegotiated in troubled debt restructurings. Impaired loans are a subset of non-performing loans and include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. We monitor and evaluate collateral values on impaired loans quarterly. Appraisals are required on all impaired loans every 18-24 months. We monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The adjusted appraised value is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Overall increases in specific valuation allowances will result in higher provisions for loan losses. However, additional provisions resulting from overall increases in specific valuation allowances will also be impacted by changes in the historical or general valuation elements of the allowance for loan losses.

Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally by specialized support staff who determine the loan has been properly classified as a troubled debt restructuring and if and/or when the loan may be placed on accrual status or removed from impaired loan status.

OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated costs to sell by a charge against the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. Fair values of OREO are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties and to conduct open houses.

We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Non-performing loans:
Non-accrual loans	$223,961	229,662	212,394	$195,342	$174,249
Accruing loans past due 90 days or more	3,001	2,194	4,140	1,852	1,129
Troubled debt restructurings	35,616	31,611	33,344	13,490	26,630

Total non-performing loans	262,578	263,467	249,878	210,684	202,008
OREO	25,080	28,323	31,995	33,632	35,296

Total non-performing assets	$287,658	291,790	281,873	$244,316	$237,304

Non-performing loans to total loans	6.14%	6.15%	5.86%	4.82%	4.54%
Non-performing assets to total loans and OREO	6.69%	6.77%	6.56%	5.55%	5.29%
Non-performing assets to total assets	3.94%	4.05%	3.79%	3.26%	3.24%

Difficult economic conditions continued to negatively impact businesses and consumers in certain of our market areas during the first nine months of 2011. Non-performing assets increased $43 million, or 17.7%, to $288 million, or 6.69% of total loans and OREO, as of September 30, 2011, from $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. Our non-performing assets decreased slightly to $288 million as of September 30, 2011 from $292 million, or 6.77% of total loans and OREO, as of second quarter 2011 as non-performing assets work through the credit cycle and we have a decrease in the volume of new additions.

Total non-performing loans increased $52 million, or 24.6%, to $263 million as of September 30, 2011, from $211 million as of December 31, 2010, primarily due to increases in troubled debt restructurings and non-accrual loans. Non-accrual loans increased $29 million, or 14.7%, to $224 million as of September 30, 2011, from $195 million as of December 31, 2010. Non-accrual loans decreased $6 million during third quarter 2011, as compared to the second quarter 2011. During third quarter, we charged-off loans of one commercial real estate and two land development borrowers aggregating $15 million. The decrease from charge-offs, payoff and foreclosures were largely offset by two commercial and four real estate borrowers aggregating $13 million that were placed on non-accrual during third quarter 2011. The remaining year-to-date increase was primarily due to nine large real estate and two large commercial borrowers aggregating $50 million, added to non-accruals during the six months ended June 30, 2011, which were partially offset by one large pay-off of $5 million and one large charge-off of $6 million during the six months ended June 30, 2011. As of September 30, 2011, approximately 67% of our non-accrual loans were current with regard to principal.

Troubled debt restructurings increased $22 million, or 164.0% to $36 million as of September 30, 2011, from $13 million as of December 31, 2010. Approximately 77% of the increase in troubled debt restructurings was due to the loans of one residential real estate and one commercial real estate borrower which were restructured during first quarter 2011, as well as one commercial real estate borrower restructured during third quarter 2011. As of September 30, 2011, approximately 92% of troubled debt restructurings were performing in accordance with their modified terms.

OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. We record OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $9 million, or 25.4%, to $25 million as of September 30, 2011, from $34 million as of December 31, 2010. During the first nine months of 2011, the Company recorded additions to OREO of $9 million, wrote down the fair value of OREO properties by $6 million and sold OREO with a book value of $12 million. As of September 30, 2011, approximately 68% of total OREO was comprised of properties located in the Flathead, Gallatin Valley and Jackson market areas.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type

(Dollars in thousands)	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total
Real estate:
Commerical	$91,329	34.8%	$73,449	34.9%
Construction:
Land acquisition and development	65,171	24.8%	44,546	21.1%
Commercial	21,189	8.1%	16,589	7.9%
Residential	15,030	5.7%	16,679	7.9%

Total construction	101,390	38.6%	77,814	36.9%

Residential	23,752	9.0%	15,222	7.2%
Agricultural	8,943	3.4%	3,476	1.6%

Total real estate	225,414	85.8%	169,961	80.7%

Consumer	3,421	1.3%	2,720	1.3%
Commercial	32,863	12.5%	36,906	17.5%
Agricultural	880	0.4%	1,093	0.5%
Other	—	0.0%	4	0.0%

Total non-performing loans	$262,578	100.0%	$210,684	100.0%

Allowance for Loan Losses. We perform a quarterly assessment of the adequacy of our allowance for loan losses in accordance with generally accepted accounting principals. The methodology used to assess the adequacy is consistently applied to our loan portfolio and takes into consideration the three elements that comprise the allowance for loan losses:

(1)	Specific valuation allowances associated with impaired loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows and observable market prices. No specific valuation allowances are recorded for impaired loans that are adequately secured.

(2)	Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends.

(3)	General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to us.

Based on the assessment of the adequacy of the allowance for loan losses, management records provisions for loan losses to maintain the allowance for loan losses at appropriate levels.

Loans, or portions thereof, are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic or if payments will result in an excessive amortization and are not consistent with the collateral held and (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.

If the impaired loan is adequately collateralized, a specific valuation allowance is not recorded. As such, significant changes in impaired and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for loan losses. Additionally, management expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for loan losses or changes in non-performing or impaired loans due to timing differences among the initial identification of an impaired loan, recording of a specific valuation allowance for the impaired loan and any resulting charge-off of uncollectible principal.

Based on declines in national, regional and local economies which began in 2008, we began to record additional general valuation allowances based on management’s estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, beginning in 2008, and continuing in 2009 and 2010, we recorded significantly higher provisions for loan losses to maintain the allowance for loan losses at appropriate levels. During 2008, 2009, 2010 and the first nine months of 2011, we experienced higher levels of impaired and non-performing loans as anticipated. Management expects that non-performing and impaired loans will start to decline as they make their way through the credit cycle and we have a decrease in the volume of new additions as the economy improves.

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2011	2011	2011	2010	2010
Balance at beginning of period	$124,579	124,446	120,480	$120,236	$114,328
Provision charged to operating expense	14,000	15,400	15,000	17,500	18,000
Charge offs:
Real estate
Commercial	4,064	5,005	1,186	2,835	2,082
Construction	7,997	7,404	1,546	6,025	5,121
Residential	149	748	1,499	2,269	788
Agricultural	—	—	—	2,218	20
Consumer	1,682	1,499	1,460	1,966	2,056
Commerical	6,498	1,407	6,642	2,713	2,720
Agricultural	15	39	6	19	2

Total charge-offs	20,405	16,102	12,339	18,045	12,789

Recoveries:
Real estate
Commercial	41	11	125	20	3
Construction	1,272	50	92	18	45
Residential	73	48	28	105	5
Agricultural	—	—	—	—	—
Consumer	453	470	432	479	505
Commerical	287	253	621	153	137
Agricultural	3	3	7	14	2

Total recoveries	2,129	835	1,305	789	697

Net charge-offs	18,276	15,267	11,034	17,256	12,092

Balance at end of period	$120,303	124,579	124,446	$120,480	120,236

Period end loans	$4,275,717	4,281,260	4,263,764	$4,367,909	4,452,387
Average loans	4,291,632	4,269,637	4,303,575	4,402,141	4,504,657
Annualized net loans charged off to average loans	1.69%	1.43%	1.04%	1.56%	1.06%
Allowance to period end loans	2.81%	2.91%	2.92%	2.76%	2.70%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $112 million, or 5.8%, to $2,046 million, or 28.0% of total assets, as of September 30, 2011, from $1,933 million, or 25.8% of total assets, as of December 31, 2010. During the first nine months of 2011, excess liquidity was primarily used to purchase available-for-sale U.S. government agency investment securities.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2011, we had investment securities with fair values of $4 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $49 thousand as of September 30, 2011, and were primarily attributable to changes in interest rates. No impairment losses were recorded during the three or nine months ended September 30, 2011 or 2010.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $74 million, or 1.3%, to $5,851 million as of September 30, 2011, from $5,926 million as of December 31, 2010, with a shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits. The following table summarizes our deposits as of the dates indicated:

Deposits

(Dollars in thousands)	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total
Non-interest bearing demand	$1,243,703	21.3%	$1,063,869	18.0%

Interest bearing:
Demand	1,308,122	22.4	1,218,078	20.6
Savings	1,662,602	28.4	1,718,521	28.9
Time, $100 and over	704,518	12.0	908,044	15.3
Time, other (1)	932,374	15.9	1,017,201	17.2

Total interest bearing	4,607,616	78.7	4,861,844	82.0

Total deposits	$5,851,319	100.0%	$5,925,713	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $133 million as of September 30, 2011 and $139 million as of December 31, 2010.

Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency residential securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $145 million, or 23.3%, to $476 million as of September 30, 2011, from $620 million as of December 31, 2010, due to fluctuations in the liquidity of our customers.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $31 million, or 4.2% to $768 million as of September 30, 2011, from $737 million as of December 31, 2010, primarily due to increases in unrealized holding gains on available-for-sale investment securities and the retention of earnings.

On September 23, 2011, we declared a quarterly dividend to common stockholders of $0.1125 per share to be paid on October 17, 2011 to shareholders of record as of October 3, 2011. During the first nine months of 2011, we paid aggregate cash dividends of $14.4 million, or $0.3375 per share, to common stockholders, as compared to aggregate cash dividends of $13.1 million, or $0.3375 per share, to common shareholders during the same period in 2010. In addition, we paid dividends of $2.6 million to preferred stockholders during each of the nine month periods ended September 30, 2011 and 2010.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of September 30, 2011 and December 31, 2010, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of September 30, 2011, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.77%, 14.28% and 16.26%, respectively, as compared to 9.27%, 13.53% and 15.50%, respectively, as of December 31, 2010.

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

Recent Accounting Pronouncements

See “Note 13 – Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

As of September 30, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2011, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, such control.

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

 (a) There were no unregistered sales of equity securities during the nine months ended September 30, 2011.

 (b) Not applicable.

 (c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	—	$—	0	Not Applicable
August 2011	352	10.39	0	Not Applicable
September 2011	—	—	0	Not Applicable

Total	352	$10.39	0	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.

Item 3.	Defaults upon Senior Securities

  None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

  Not applicable or required.

Item 6.	Exhibits

2.1	Stock Purchase Agreement dated as of September 18, 2007, by and between First Interstate BancSystem, Inc. and First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 19, 2007)

2.2	First Amendment to Stock Purchase Agreement dated as of January 10, 2008, between First Interstate BancSystem, Inc. and Christen Group, Inc. formerly known as First Western Bancorp, Inc. (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on February 3, 2011)

4.1	Specimen of Series A preferred stock certificate of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.1	Credit Agreement Re: Subordinated Term Note dated as of January 10, 2008, between First Interstate BancSystem, Inc. and First Midwest Bank (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 16, 2008)

10.2	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 033-84540, filed on September 29, 1994)

10.3†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.5†	2001 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s 2006 Definitive Proxy Statement of Schedule 14A)

10.8†	Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2010)

10.9†	Second Amendment to First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.10†	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file

†	Management contract or compensatory arrangement.
*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date November 9, 2011	/S/ LYLE R. KNIGHT
Lyle R. Knight
President and Chief Executive Officer

Date November 9, 2011	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer