Form 10-K
period 2011-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2012-02-28
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $275,147,011.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2012:

Class A common stock	16,477,353
Class B common sock	26,544,097
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 23, 2012. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of January 31, 2012, we had consolidated assets of $7.3 billion, deposits of $5.8 billion, loans of $4.2 billion and total stockholders’ equity of $770 million. We currently operate 71 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through our wholly-owned subsidiary, First Interstate Bank we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.

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

Lending Activities

We offer short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies. Minimum underwriting standards generally specify that loans (i) are made to borrowers located within a designated geographical lending area with the exception of participation loans and loans to national accounts; (ii) are made only for identified legal purposes; (iii) have specifically identified sources of repayment; (iv) mature within designated maximum maturity periods that coincide with repayment sources; (v) are appropriately collateralized whenever possible, (vi) are supported by current credit information; (vii) do not exceed the Bank's legal lending limit; (viii) with fixed interest rates are adjusted within designated time frames; and (ix) require a flood determination prior to closing. In addition, our minimum underwriting standards include lending limitations to prevent concentrations of credit in agricultural, commercial, real estate or consumer loans. Further, each minimum underwriting standard must be documented as part of the loan approval process.

While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch and market levels. Branch and market lending authorities are assigned annually by the Company's chief executive officer and chief credit officer based on the size of the branch or market's loan portfolio and the branch or market's historical credit performance. Individual lending limits are approved annually by branch or market management and are based on the credit ability and experience of each individual officer. Branch and market lending limits and aggregate lending relationships in excess of $10 million are approved by the Bank's board of directors after review by the Credit Committee of the Company's board of directors.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of January 31, 2012, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $3 billion.

Centralized Services

We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections and, other operational activities. Additionally, specialized staff support services have been centralized to enable our branches to serve their markets more efficiently. These services include credit administration, finance, accounting, human resource management, internal audit, technology and other support services.

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

Employees

At January 31, 2012, we employed 1,677 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

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

The Bank's deposits are insured by the deposit insurance fund of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.

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

Financial and Bank Holding Company

The Company is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, the Company is required to serve as a source of financial strength to the Bank, including providing financial assistance to the Bank if the Bank experiences financial distress. The federal banking agencies are required under the Dodd-Frank Act to issue joint rules to carry out the source of strength requirements. As of December 31, 2011, the federal banking agencies had not issued rules establishing such source of strength requirements applicable to the Company. However, the Federal Reserve has indicated its intent to issue proposed rules to carry out the source of strength requirements in the first calendar quarter of 2012. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank.

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. Under the Dodd-Frank Act, when acting on an application for approval the Federal Reserve is required to consider whether the transaction would result in greater or more concentrated risks to the United States banking or financial system. Under federal law and regulations, including the Dodd-Frank Act, a bank holding company may acquire banks in states other than its home state if the bank holding company is both 'well-capitalized' and 'well-managed' both before and after the acquisition. The interstate acquisitions are subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by state law of such deposits in that state.

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

With limited exceptions, as of July 21, 2011, banks and their affiliates are not permitted to engage in proprietary trading, or invest in, or serve as an advisor to, hedge funds or private equity funds. We have not historically engaged in any of those activities.

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

In general, banks are also prohibited from making capital distributions, including dividends and are prohibited from paying management fees to control persons if it would be “undercapitalized” under the regulatory framework for corrective action after making such payments. See “Capital Standards and Prompt Corrective Action.”

Certain restrictive covenants that may exist in future debt instruments may also limit the Bank's ability to make dividend payments to us. Also, under Montana corporate law, a dividend may not be paid if, after giving effect to the dividend: (1) the company would not be able to pay its debts as they become due in the usual course of business; or (2) the company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the company were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

Furthermore, because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank upon its liquidation or reorganization will be subject to the prior claims of the Bank's creditors. In the event of such a liquidation or other resolution, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment of the claims of holders of any obligation of the Bank to its shareholders, including us, or our shareholders or creditors.

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

The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve's Regulation W and relevant federal statutes, among other things, impose significant additional limitations on transactions in which the Bank may engage with us, with each other, or with other affiliates.

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

In 2011, the Federal Reserve issued several requests for comments on proposed rules that, if adopted, would implement, among other things, the capital guideline requirements under the Dodd-Frank Act. In most circumstances the proposed rules would apply only to bank holding companies or banks with consolidated assets in excess of $50 billion. Some proposed rules would apply to bank holding companies or banks with consolidated assets in excess of $10 billion. Because the Company has consolidated assets of less than $10 billion, none of the proposed rules, if adopted, would apply to the Company or the Bank.

The Federal Reserve has indicated its intent to issue additional proposed rules in 2012 addressing minimum capital and leverage requirements.

Currently, the Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banks similar in asset size to the Bank. The guidelines are intended to ensure that banks have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. These tiers are:

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The current guidelines require a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted capital measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

The capital guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy. The Federal Reserve has not advised us of any specific minimum leverage ratio applicable to us or the Bank.

The FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (1) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (3) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (4) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (5) “critically undercapitalized” if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Our regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (1) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (2) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The capital stock of banks organized under Montana law, such as the Bank, may be subject to assessment upon the direction of the Montana Department of Administration under the Montana Bank Act. Under the Montana Bank Act, if the Department of Administration determines an impairment of a bank's capital exists, it may notify the bank's board of directors of the impairment and require the impairment be made good by an assessment on the bank stock. If the bank fails to make good the impairment, the Department of Administration may, among other things, take charge of the bank and proceed to liquidate the bank.

Under FDIA, the appropriate federal banking agency may take certain actions with respect to significantly or critically undercapitalized institutions. The actions may include requiring the sale of additional shares of the institution's stock or other actions deemed appropriate by the federal banking agency, which could include assessment on the institution's stock.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The maximum deposit insurance amount is $250,000 per depositor. In addition, certain non-interest bearing deposit accounts are accorded unlimited insurance until December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2011. These assessments will continue until the FICO bonds mature in 2017.

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

As required by the Dodd-Frank Act the FDIC changed its method of assessment of insurance premiums effective as of April 1, 2011 to an assessment based on the average total consolidated assets of the insured depository institution less the institutions average tangible equity for the assessment period and made other adjustments to the assessment calculation methods. The changes reduced the deposit insurance premium paid by the Bank from the amounts paid under the prior assessment method based on total deposits.

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

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power, among other things: (1) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (2) to enforce the terms of the depository institution's contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

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

Customer Privacy and Other Consumer Protections

Federal law imposes customer privacy requirements on any company engaged in financial activities, including the Bank and us. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. In addition, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial holding company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or marketing through electronic mail.

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

The Equal Credit Opportunity Act generally prohibits discrimination in credit transactions on, among other things, the basis of race, color, religion, national origin, sex, marital status or age and, in certain circumstances, limits the Bank's ability to require co-obligors or guarantors as a condition to the extension of credit to an individual.

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

The Federal Reserve issued regulations relating to fees and charges in debit card transactions intended to implement provisions of the Dodd-Frank Act. Card issuers with consolidated assets of less than $10 billion are exempt from the interchange fee standards but are subject to other rules addressing exclusivity and other requirements. The Bank is not subject to the interchange fee standards as its consolidated assets, together with affiliates, are less than $10 billion.

Federal consumer protection laws have been expanded by the Dodd-Frank Act, pursuant to which a Bureau of Consumer Protection has been created with authority to regulate consumer financial products and services and to implement and enforce federal consumer financial laws. Although the Bureau is accorded examination and enforcement authority, the Bureau's authority does not generally extend to depository institutions with total assets of less than $10 billion. The Bank currently has total assets of less than $10 billion.

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

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent published examination. Although the Bank's policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management responds proactively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.

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

Risks Relating to the Market and Our Business

We may incur significant credit losses, particularly in light of recent and existing market conditions.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. During 2010 and 2011, we experienced deterioration in credit quality, particularly in certain real estate development loans, due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned, or OREO, and internally risk classified loans, thereby increasing our provisions for loan losses and decreasing our operating income in 2010 and 2011. As of December 31, 2011, we had total non-performing assets of approximately $279 million, compared with approximately $244 million as of December 31, 2010 and approximately $163 million as of December 31, 2009. In the first two months of 2012, levels of non-performing assets and provisions for loan losses have remained elevated, which will continue to affect our earnings. Although current economic conditions appear to be trending upwards, management believes we will continue to experience credit impairments and elevated levels of non-performing loans in the near term, which will likely have an adverse impact on our business, financial condition, results of operations and prospects.

Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.

At December 31, 2011, we had approximately $2.7 billion of commercial, agricultural, construction, residential and other real estate loans, representing approximately 65% of our total loan portfolio. The recent economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Economic and market developments, including the potential for inflation, may have an adverse effect on our business, possibly in ways that are not predictable or that we may fail to anticipate.

Recent economic and market developments and the potential for continued economic disruptions and inflation represent considerable risks and challenges to us. Dramatic declines in the housing market, with decreased home prices and increased delinquencies and foreclosures throughout most of the nation, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and high levels of unemployment have also negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. These risks and challenges have significantly diminished overall confidence in the national economy, the financial markets and many financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the downturn in the real estate market and economy has heightened our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. At December 31, 2011, we had $2.2 billion of commercial loans, including $1.6 billion of commercial real estate loans, representing approximately 54% of our total loan portfolio.

If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if the banking authorities or regulations require us to increase the allowance for loan losses, our earnings, financial condition, results of operations and prospects could be significantly and adversely affected.

Our goodwill may become impaired, which may adversely impact our results of operations and financial condition and may limit our Bank's ability to pay dividends to us, thereby causing liquidity issues.

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2011, we had goodwill of approximately $184 million, or 24% of our total stockholders' equity. Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us. If our Bank is unable to pay dividends to us, our cash flow and liquidity would be reduced. See below “— Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services or harm our results of operations and cash flows.

Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed investment securities portfolio. An increase in interest rates may reduce customers' desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans which may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. Further, because many of our variable rate loans contain interest rate floors, as market interest rates begin to rise, the interest rates on these loans may not increase correspondingly. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights assets faster, which would accelerate expense and lower our earnings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition, results of operations and prospects. If the current low interest rate environment were to continue for a prolonged period, our interest income could decrease, adversely impacting our financial condition, results of operations and cash flows.

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

The FDIC insures deposits at FDIC insured depository institutions, including the Bank. Under current FDIC regulations, each insured depository institution is subject to a risk-based assessment system and, depending on its assigned risk category, is assessed insurance premiums based on average total assets less average tangible equity, with adjustments for brokered deposits, unsecured debt and for custodial banks and banks that primarily provide services to other banks. The FDIC charges insured financial institutions premiums to maintain the Depositors Insurance Fund or DIF at a certain level. Bank failures have substantially reduced the DIF's reserves. The FDIC has published and amended a restoration plan designed to replenish the DIF and to increase the deposit insurance reserve ratio through 2015. To implement the restoration plan, the FDIC has adopted a series of initiatives that have changed its risk-based assessment system, increased its base assessment rates and imposed special assessments.

A change in the risk category assigned to our Bank, further adjustments to base assessment rates and additional special assessments could have a material adverse effect on our earnings, financial condition and results of operation.

We may not be able to continue growing our business.

Our total assets have grown from $5.2 billion as of December 31, 2007 to $7.3 billion as of December 31, 2011. Our ability to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, open new branch banking offices and expand into new and complementary markets when appropriate opportunities arise. In the event we do not continue to grow, our results of operations could be adversely impacted.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's stockholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are undergoing significant review and changes, particularly given the recent market developments in the banking and financial services industries and the recent enactment of the Dodd-Frank Act.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies. Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known including provisions that, among other things:

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

Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act will have on us and the financial industry in general, we believe the Dodd-Frank Act and the regulations promulgated thereunder will result in additional administrative burdens that will obligate us to incur additional costs and expenses. Provisions of the Act that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Although the treatment of our existing trust preferred securities as Tier 1 capital will be grandfathered under the Act, provisions of the Act that revoke Tier 1 capital treatments of trust preferred securities and otherwise require revisions to capital requirements may cause us to seek other sources of capital in the future. Furthermore, the Dodd-Frank Act could limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, reduce interchange fees, require us to renegotiate payment network agreements or enter into multiple payment network agreements, require a significant amount of management's time and attention, and otherwise adversely impact our business, financial condition, results of operations and prospects.

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

In response to market disruptions, legislators and financial regulators implemented a number of initiatives designed to stabilize and improve the financial markets, including:

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

•
proposals and recent judicial decisions limiting a lender's ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer's principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

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

We are dependent upon the services of our management team and directors.

Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. We do not currently have employment agreements or non-competition agreements with any of our key executives. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We cannot assure you that we will be successful in retaining these key employees or finding and integrating suitable successors in the event of their loss or unavailability.

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

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. In addition, we are subject to certain long-term vendor contracts that limit our flexibility and increase our dependence on third party vendors. Failure of certain external vendors to perform in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our customers, which could have material adverse impact on our financial condition or results of operations

We are subject to liquidity risks.

Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire national market, non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt securities, issuance of equity securities and borrowings through the Federal Reserve's discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.

Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, difficult or illiquid credit markets or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition or results of operations

We may not be able to find suitable acquisition candidates.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. If hazardous or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our cash flows, financial condition and results of operations.

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

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

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

On December 16, 2010, the Basel Committee on Banking Supervision, or Basel Committee, released the final text of its reforms to strengthen global capital and liquidity rules designed to create a more resilient banking industry. These reforms, known as Basel III, are intended to strengthen the regulatory capital framework by, among other things, (1) raising the quality, consistency and transparency of an institution's capital base, (2) reducing procyclicality and promoting counter cyclical buffers, (3) enhancing risk coverage, (4) supplementing the risk-based capital requirement with a leverage ratio, and (5) introducing a global liquidity standard.

On January 13, 2011, the Basel Committee issued additional criteria to Basel III. This criteria provides that for instruments issued by a bank to be included in Tier 1 or Tier 2 capital, they must meet or exceed minimum requirements designed to require such instruments to fully absorb losses before taxpayers are exposed to loss.

Basel III, as supplemented, has been adopted by the Federal Reserve and implementation will start on January 1, 2013. Regulations will be amended and implemented prior to that date. From January 1, 2013 on, banks will have to meet certain minimum capital requirements for share capital, Tier-1 capital, and total capital. Because the regulations are still to be implemented, the short-term and long-term impact of the Basel III capital standards and the forthcoming new capital rules to be proposed for U.S. banks is uncertain.

Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.

We are a legal entity separate and distinct from the Bank, our only bank subsidiary. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from the Bank for a substantial part of our revenue. Accordingly, our ability to grow, pay dividends, cover operating expenses and meet debt service requirements depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank's ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval. For example, in general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consents of the Montana and federal banking regulators are obtained.

Furthermore, the terms of our Series A preferred stock, of which 5,000 shares were outstanding as of December 31, 2011, prohibit us from declaring or paying dividends or distributions on any class of our common stock, unless all accrued and unpaid dividends for the three prior consecutive dividend periods have been paid. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Concerns regarding the downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor's downgrade of the U.S. government's sovereign credit rating and of the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities could result in risks to us and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from AAA to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could adversely affect the market value of certain of instruments that we hold, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. This ratings downgrade could result in a significant adverse impact to us, and could have a material adverse effect on our business, financial condition and liquidity. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impact on our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

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

Our Class A common stock is currently traded on The NASDAQ Global Select Market. Our Class A common stock is thinly-traded and has substantially less liquidity than the average trading market for many other publicly-traded financial institutions and other companies. Therefore, investors have limited opportunities to sell their shares of Class A common stock in the open market. Limited trading of our Class A common stock also contributes to more volatile price fluctuations. An active trading market for our Class A common stock may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. Approximately 45% of our outstanding common stock is owned by members of the Scott family, our executive officers and our directors. The substantial amount of stock owned by these individuals may adversely affect the development of an active and liquid trading market.

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

At times the stock markets, including the NASDAQ Stock Market, on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Holders of the Class B common stock have voting control of our company and are able to determine virtually all matters submitted to stockholders, including potential change in control transactions.

Members of the Scott family control in excess of 80% of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of the company's assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.

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

•
the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors; and

•
director nominees be selected, or recommended for the board of directors' selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process.

As a result, in the future, our compensation and governance & nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

The Class A common stock is equity and is subordinate to our existing and future indebtedness and to our Series A preferred stock.

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

In the future, we may attempt to increase our capital resources or, if our Bank's capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Or, we may issue additional debt or equity securities as consideration for future mergers and acquisitions. Such additional debt and equity offerings may place restrictions on our ability to pay dividends on or repurchase our common stock, dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock. Furthermore, acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of our tangible book value and net income per common stock may occur in connection with any future transaction. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 97,313 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 70 additional locations in Montana, Wyoming and western South Dakota, of which 16 properties are leased from independent third parties and 54 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
Item 3. Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of one or a combination of these matters to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.
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

At December 31, 2011, we had issued and outstanding 16,443,429 shares of Class A common stock, 26,540,745 shares of Class B common stock and 5,000 shares of preferred stock that have been designated as Series A preferred stock. At December 31, 2011, we also had outstanding stock options to purchase an aggregate of 362,879 shares of our Class A common stock and 3,122,049 shares of our Class B common stock.

Members of the Scott family control in excess of 80% of the voting power of our outstanding common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control of our Company within the Scott family.

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

The Company has outstanding 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, which ranks senior to our Class A common stock and Class B common stock with respect to dividend and liquidation rights. The Series A preferred stock has no voting rights. Holders of the Series A preferred stock are entitled to receive, when and if declared by the Board, noncumulative cash dividends at an annual rate of $675 per share (based on a 360 day year). In the event full dividends are not paid for three consecutive quarters, the Series A preferred stock holders are entitled to elect two members to our Board. We may, at our option, redeem all or any part of the outstanding Series A preferred stock at any time after January 10, 2013, subject to certain conditions, at a price of $10,000 per share plus accrued but unpaid dividends at the date fixed for redemption. After January 10, 2018, the Series A preferred stock may be converted, at the option of the holder, into shares of our Class B common stock at a ratio of 320 shares of Class B common stock for every one share of Series A preferred stock.

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

The holders of our Class A common stock and Class B common stock are entitled to share equally in any dividends that our Board may declare from time to time from legally available funds and assets, subject to limitations under Montana law and the preferential rights of holders of any outstanding shares of preferred stock. If a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will be entitled to receive Class A common stock, or rights to acquire Class A common stock, as the case may be and the holders of Class B common stock will be entitled to receive Class B common stock, or rights to acquire Class B common stock, as the case may be

Upon any voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of our company, the holders of our Class A common stock and Class B common stock are entitled to share equally, on a per share basis, in all our assets available for distribution, after payment to creditors and subject to any prior distribution rights granted to holders of any outstanding shares of preferred stock.

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

The table below sets forth, for each quarter in the past two years, the quarterly high and low closing sales prices per share of the Class A common stock, as reported by the NASDAQ Stock Market.

Quarter Ended	High	Low

March 31, 2010	$16.97	$15.40
June 30, 2010	16.80	15.05
September 30, 2010	15.83	11.07
December 31, 2010	15.39	12.00
March 31, 2011	15.90	12.99
June 30, 2011	14.74	13.16
September 30, 2011	14.83	10.08
December 31, 2011	13.41	9.88

As of December 31, 2011, we had 564 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 1,649,833 shares of Class A common stock held on behalf of 1,061 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2010	$0.1125	$3,519,163
Second quarter 2010	0.1125	4,792,655
Third quarter 2010	0.1125	4,796,025
Fourth quarter 2010	0.1125	4,796,835
First quarter 2011	0.1125	4,797,595
Second quarter 2011	0.1125	4,809,901
Third quarter 2011	0.1125	4,811,704
Fourth quarter 2011	0.1125	4,813,801
First quarter 2012	0.1200	5,136,079

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

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2011.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our Class A common stock since our Class A common stock began trading on the Nasdaq Global Select Market on March 23, 2010, as compared with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index over the same period. The Nasdaq Bank Index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the Nasdaq Stock Market. The Nasdaq Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. This graph assumes a $100.00 investment in our common stock on the first day of trading, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cummulative Return
Index Value
130
120
110
100
90
80
70
60
3/23/10
3/31/10
6/30/10
9/30/10
12/31/10
3/31/11
6/30/11
9/30/11
12/30/11
First Interstate BancSystem, Inc.
NASDAQ Composite
NASDAQ Bank

	Period Ending
Index	3/23/10	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
First Interstate BancSystem, Inc.	$100.00	112.84	110.02	94.93	108.27	97.42	106.40	78.10	95.89
NASDAQ Composite	100.00	99.30	87.56	98.62	110.78	116.38	116.35	101.57	109.92
NASDAQ Bank	100.00	98.48	89.04	87.90	98.86	98.32	95.03	75.44	88.48

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2011 and 2010, and the results of our operations for the fiscal years ended December 31, 2011, 2010 and 2009, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2009, 2008 and 2007, and the results of our operations for the fiscal years ended December 31, 2008 and 2007, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2011	2010	2009	2008 (1)	2007
Selected Balance Sheet Data:
Net loans	$4,073,968	$4,247,429	$4,424,974	$4,685,497	$3,506,625
Investment securities	2,169,645	1,933,403	1,446,280	1,072,276	1,128,657
Total assets	7,325,527	7,500,970	7,137,653	6,628,347	5,216,797
Deposits	5,826,971	5,925,713	5,824,056	5,174,259	3,999,401
Securities sold under repurchase agreements	516,243	620,154	474,141	525,501	604,762
Long-term debt	37,200	37,502	73,353	84,148	5,145
Subordinated debentures held by subsidiary trusts	123,715	123,715	123,715	123,715	103,095
Preferred stockholders’ equity	50,000	50,000	50,000	50,000	—
Common stockholders’ equity	$721,020	$686,802	$524,434	$489,062	$444,443
Selected Income Statement Data:
Interest income	$292,883	$314,546	$328,034	$355,919	$325,557
Interest expense	42,031	63,107	84,898	120,542	125,954
Net interest income	250,852	251,439	243,136	235,377	199,603
Provision for loan losses	58,151	66,900	45,300	33,356	7,750
Net interest income after provision for loan losses	192,701	184,539	197,836	202,021	191,853
Non-interest income	91,872	90,911	100,690	128,597	92,367
Non-interest expense	218,412	221,004	217,710	222,541	178,786
Income before income taxes	66,161	54,446	80,816	108,077	105,434
Income tax expense	21,615	17,090	26,953	37,429	36,793
Net income	44,546	37,356	53,863	70,648	68,641
Preferred stock dividends	3,422	3,422	3,422	3,347	—
Net income available to common shareholders	$41,124	$33,934	$50,441	$67,301	$68,641
Common Share Data:
Earnings per share:
Basic	$0.96	$0.85	$1.61	$2.14	$2.11
Diluted	0.96	0.85	1.59	2.10	2.06
Dividends per share	0.45	0.45	0.50	0.65	0.74
Book value per share (2)	16.77	16.05	16.73	15.50	13.88
Tangible book value per share (3)	12.33	11.55	10.53	9.27	12.70
Weighted average shares outstanding:
Basic	42,749,526	39,907,640	31,335,668	31,484,136	32,507,216
Diluted	42,847,196	40,127,365	31,678,500	32,112,672	33,289,920

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2011	2010	2009	2008 (1)	2007
Financial Ratios:
Return on average assets	0.61%	0.52%	0.79%	1.12%	1.37%
Return on average common stockholders’ equity	5.86	5.22	9.98	14.73	16.14
Average stockholders’ equity to average assets	10.25	9.67	8.16	7.98	8.52
Yield on average earning assets	4.43	4.85	5.44	6.37	7.21
Cost of average interest bearing liabilities	0.78	1.15	1.63	2.50	3.43
Interest rate spread	3.65	3.70	3.81	3.87	3.78
Net interest margin (4)	3.80	3.89	4.05	4.25	4.46
Efficiency ratio (5)	63.73	64.55	63.32	61.14	61.23
Common stock dividend payout ratio (6)	46.88	52.94	31.06	30.37	35.07
Loan to deposit ratio	71.85	73.71	77.75	92.24	88.99
Asset Quality Ratios
Non-performing loans to total loans (7)	5.77%	4.82%	2.75%	1.90%	0.98%
Non-performing assets to total loans and other real estate owned (OREO) (8)	6.60	5.55	3.57	2.03	1.00
Non-performing assets to total assets	3.81	3.26	2.28	1.46	0.68
Allowance for loan losses to total loans	2.69	2.76	2.28	1.83	1.47
Allowance for loan losses to non-performing loans	46.62	57.19	82.64	96.03	150.66
Net charge-offs to average loans	1.54	1.10	0.63	0.28	0.08
Capital Ratios:
Tangible common stockholders equity to tangible assets (9)	7.43%	6.76%	4.76%	4.55%	7.85%
Net tangible common stockholders equity to tangible assets (10)	8.28	7.59	5.63	5.49	7.95
Tier 1 common capital to total risk weighted assets (11)	11.04	10.12	6.43	5.35	9.95
Leverage ratio	9.84	9.27	7.30	7.13	9.92
Tier 1 risk-based capital	14.55	13.53	9.74	8.57	12.39
Total risk-based capital	16.54	15.50	11.68	10.49	13.64

(1)	Significant changes in 2008, as compared to 2007, are primarily attributable to bank acquisitions in 2008.

(2)	For purposes of computing book value per share, book value equals common stockholders’ equity.

(3)
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

(4)	Net interest margin ratio is presented on a fully taxable equivalent, or FTE, basis.

(5)	Efficiency ratio represents non-interest expense, excluding loan loss provision, divided by the aggregate of net interest income and non-interest income.

(6)	Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

(7)	Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest and troubled debt restructurings.

(8)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, troubled debt restructurings and OREO.

(9)
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

(11)	For purposes of computing tier 1 common capital to total risk-weighted assets, tier 1 common capital excludes preferred stock and trust preferred securities.

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
Non-GAAP Financial Measures - Five Year Summary (Dollars in thousands except share and per share data)

As of December 31,	2011	2010	2009	2008	2007
Preferred stockholders’ equity	$50,000	$50,000	$50,000	$50,000	$—
Common stockholders’ equity	721,020	686,802	524,434	489,062	444,443
Total stockholders’ equity	771,020	736,802	574,434	539,062	444,443
Less goodwill and other intangible assets	191,065	192,518	194,273	196,667	37,637
Less preferred stock	50,000	50,000	50,000	50,000	—
Tangible common stockholders’ equity	529,955	494,284	330,161	292,395	406,806
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	4,907
Net tangible common stockholders’ equity	$590,454	$554,783	$390,660	$352,894	$411,713
Total assets	$7,325,527	$7,500,970	$7,137,653	$6,628,347	$5,216,797
Less goodwill and other intangible assets (excluding mortgage servicing rights)	191,065	192,518	194,273	196,667	37,637
Tangible assets	$7,134,462	$7,308,452	$6,943,380	$6,431,680	$5,179,160
Number of common shares outstanding	42,984,174	42,800,694	31,349,588	31,550,076	32,024,164
Book value per common share	$16.77	$16.05	$16.73	$15.50	$13.88
Tangible book value per common share	12.33	11.55	10.53	9.27	12.70
Net tangible book value per common share	13.74	12.96	12.46	11.19	12.86
Tangible common stockholders’ equity to tangible assets	7.43%	6.76%	4.76%	4.55%	7.85%
Net tangible common stockholders’ equity to tangible assets	8.28%	7.59%	5.63%	5.49%	7.95%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	credit losses;

•	concentrations of real estate loans;

•	economic and market developments, including inflation;

•	commercial loan risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	increases in deposit insurance premiums;

•	inability to grow business;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act;

•	changes in or noncompliance with governmental regulations;

•	effects of recent legislative and regulatory efforts to stabilize financial markets;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	failure of technology;

•	reliance on external vendors;

•	disruption of vital infrastructure and other business interruptions;

•	illiquidity in the credit markets;

•	inability to meet liquidity requirements;

•	lack of acquisition candidates;

•	failure to manage growth;

•	competition;

•	inability to manage risks in turbulent and dynamic market conditions;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	failure to effectively implement technology-driven products and services;

•	litigation pertaining to fiduciary responsibilities;

•	capital required to support the Company’s bank subsidiary;

•	soundness of other financial institutions;

•	impact of Basel III capital standards and forthcoming new capital rules proposed for U.S. banks;

•	inability of our bank subsidiary to pay dividends;

•	change in dividend policy;

•	lack of public market for our Class A common stock;

•	volatility of Class A common stock;

•	voting control of Class B stockholders;

•	decline in market price of Class A common stock;

•	dilution as a result of future equity issuances;

•	uninsured nature of any investment in Class A common stock;

•	anti-takeover provisions;

•	controlled company status;

•	subordination of common stock to Company debt:

•	uncertainties associated with introducing new products or lines of business; and,

•	downgrade of the U.S. credit rating
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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2011, we had consolidated assets of $7.3 billion, deposits of $5.8 billion, loans of $4.2 billion and total stockholders’ equity of $771 million. We currently operate 71 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see Business—Lending Activities, included in Part I, Item 1 of this report.

Recent Developments

On July 15, 2011, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation, or FDIC, issued separate final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which mandated repeal of the prohibition against paying interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. This change did not have a significant impact on our interest expense, consolidated financial statements, results of operations or liquidity in 2011.

On June 29, 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. This rule, Regulation II - Debit Card Interchange Fees and Routing, implements provisions of the Dodd-Frank Act. The rule, which became effective October 1, 2011, reduces the maximum allowable interchange fee per transaction for issuers with over $10 billion in assets. Issuers with less than $10 billion in assets, like us, are exempt from the debit card interchange fee limitations. Under this exemption, we do not anticipate any immediate, significant impact to interchange revenues. We recorded debit card interchange fees of $11.6 million during 2011.

In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution's deposit insurance assessment base and revised assessment rate schedules. The final rule changes the deposit insurance assessment base to an institution's average total assets less its average tangible equity, with adjustments for brokered deposits, unsecured debt and for custodial banks and banks that primarily provide services to other banks. These changes, which became effective April 1, 2011, resulted in a reduction in our FDIC insurance premiums.

Asset Quality

Non-performing assets peaked during second quarter 2011 at $292 million, and ended the year at $279 million, or 6.60% of total loans and OREO, as compared to $244 million, or 5.55% of total loans and OREO, as of December 31, 2010. Approximately 42% of our non-performing loans were construction loans and 36% were commercial real estates loans as of December 31, 2011. Additionally, as of December 31, 2011, approximately 39% of our non-performing loans and 67% of our OREO properties were located in markets dependent upon second home sales and resort communities, including the Flathead area around Kalispell, Montana, the Gallatin Valley area around Bozeman, Montana and the Jackson, Wyoming market area.

Loan charge-offs, net of recoveries, totaled $66 million during 2011, as compared to $49 million during 2010. During fourth quarter 2011, net charge-offs peaked at $21 million for the three month period. Net charge-offs are expected to remain high in future quarters as problem loans continue to work through the credit cycle, but not at the elevated level experienced during fourth quarter 2011.

Although economic conditions remained challenging during 2011, there were some tangible signs that economic recovery is underway in many of our market areas. Unemployment rates in Montana, Wyoming and South Dakota continue to compare favorably to national averages and decreased in 2011, as compared to 2010.

The table below presents average seasonally-adjusted unemployment rates in the three states in which we operate and nationally for the periods indicated.

	December 2011	December 2010	December 2009
Montana	6.8%	7.4%	7.0%
Wyoming	5.8%	6.4%	7.7%
South Dakota	4.2%	4.7%	5.2%
National	8.5%	9.4%	9.9%

Additionally, during the first nine months of 2011, there was a combined 10.9% decrease in individual bankruptcy filings in Montana, Wyoming and South Dakota, as compared to the same period in 2010, while nationally, individual bankruptcy filings decreased 10.3% during the same period.

Our criticized loans decreased during 2011, ending the year at $631 million, a $112 million, or 15.1%, decrease from $743 million as of December 31, 2010. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provisions for loan losses of $58.2 million during 2011, compared to $66.9 million during 2010. Management expects provisions for loan losses to continue to decline as credit quality improves.

Goodwill

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of this year's test, the estimated fair value of net assets was greater than carrying value of the Company. During the last half of 2011, there was a significant and prolonged decrease in market prices for bank stocks, including our common stock. As a result, we determined that an interim impairment test was warranted. We engaged a third party valuation consultant to assist us in our determination of the fair value of goodwill as of December 31, 2011. Based upon this valuation, we determined that the fair value of our net assets was greater than the carrying value of the Company as of December 31, 2011 and no impairment existed. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Results of Operations

Principal factors used in managing and evaluating our results of operations include return on average assets, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the interest free nature of free funding sources, the net interest margin is generally higher than the interest rate spread. We seek to increase our net interest income over time and evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin and the provisions for loan losses required to maintain our allowance for loan losses at an adequate level.

We seek to increase our non-interest income over time and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of prevailing market conditions.

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

Financial Condition

Principal areas of focus in managing and evaluating our financial condition include liquidity, the diversification and quality of our loans, the adequacy of our allowance for loan losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans to deposits and any reliance on brokered certificates of deposit or other wholesale funding sources.

We seek to maintain a diverse and high quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. See “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “—Financial Condition—Allowance for Loan Losses.” See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. For additional information regarding goodwill, see "Executive Overview" above. See also “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors-Risks Relating to the Market and Our Business,” included in Part I, Item 1A of this report.

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of this year's test, the estimated fair value of net assets was greater than carrying value of the Company. During the last half of 2011, there was a significant and prolonged decrease in market prices for bank stocks, including our common stock. As a result, we determined that an interim impairment test was warranted. We engaged a third party valuation consultant to assist us in our determination of the fair value of goodwill as of December 31, 2011. Based upon this valuation, we determined that the fair value of our net assets was greater than the carrying value of the Company as of December 31, 2011 and no impairment existed. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Other Real Estate Owned

Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Determining the fair value of OREO is considered a critical accounting estimate due to the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. For additional information regarding OREO, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Other Real Estate Owned,” included in Part IV, Item 15 of this report.

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2011 to December 31, 2010 and the years ended December 31, 2010 to December 31, 2009.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,275,128	$247,492	5.79%	$4,482,219	$268,279	5.99%	$4,660,189	$281,799	6.05%
U.S. government agency and mortgage-backed securities	1,878,442	39,911	2.12	1,529,628	41,824	2.73	1,016,632	41,887	4.12
Federal funds sold	2,231	13	0.58	6,238	22	0.35	105,423	253	0.24
Other securities	191	—	—	376	—	—	1,556	50	3.21
Tax exempt securities (2)	147,559	8,884	6.02	133,207	7,802	5.86	134,373	8,398	6.25
Interest bearing deposits in banks	414,375	1,050	0.25	429,657	1,093	0.25	199,316	520	0.26
Total interest earnings assets	6,717,926	297,350	4.43	6,581,325	319,020	4.85	6,117,489	332,907	5.44
Non-earning assets	618,454			665,012			687,110
Total assets	$7,336,380			$7,246,337			$6,804,599
Interest bearing liabilities:
Demand deposits	$1,269,676	$3,057	0.24%	$1,135,208	$3,430	0.30%	$1,083,054	$4,068	0.38%
Savings deposits	1,714,294	6,448	0.38	1,530,844	8,934	0.58	1,321,625	10,033	0.76
Time deposits	1,737,401	24,028	1.38	2,143,899	41,585	1.94	2,129,313	59,125	2.78
Repurchase agreements	500,882	695	0.14	480,276	879	0.18	422,713	776	0.18
Other borrowed funds (3)	5,582	—	—	5,779	3	0.05	57,016	1,367	2.40
Long-term debt	37,442	1,975	5.27	46,024	2,433	5.29	79,812	3,249	4.07
Subordinated debentures held by by subsidiary trusts	123,715	5,828	4.71	123,715	5,843	4.72	123,715	6,280	5.08
Total interest bearing liabilities	5,388,992	42,031	0.78	5,465,745	63,107	1.15	5,217,248	84,898	1.63
Non-interest bearing deposits	1,146,535			1,021,409			965,226
Other non-interest bearing liabilities	48,532			58,778			66,862
Stockholders’ equity	752,321			700,405			555,263
Total liabilities and stockholders’ equity	$7,336,380			$7,246,337			$6,804,599
Net FTE interest income		$255,319			$255,913			$248,009
Less FTE adjustments (2)		(4,467)			(4,474)			(4,873)
Net interest income from consolidated statements of income		$250,852			$251,439			$243,136
Interest rate spread			3.65%			3.70%			3.81%
Net FTE interest margin (4)			3.80%			3.89%			4.05%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)
Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Our net interest income on a fully taxable equivalent, or FTE, basis decreased $594 thousand, or less than 1.0%, to $255.3 million in 2011, compared to $255.9 million in 2010, and our net FTE interest margin ratio decreased 9 basis points to 3.80% in 2011, compared to 3.89% in 2010. Decrease in net FTE interest income and compression in our net FTE interest margin ratio were attributable to lower yields earned on our investment and loan portfolios and lower outstanding loan balances, the effects of which were substantially offset by a 37 basis point reduction in the cost of interest bearing liabilities.

Deposit growth combined with corresponding increases in interest earning assets resulted in an increase in net interest income, on a fully taxable equivalent, or FTE, basis in 2010. Our FTE net interest income increased $7.9 million, or 3.2%, to $255.9 million in 2010, compared to $248.0 million in 2009. Despite growth in net FTE interest income, our net FTE interest margin decreased 16 basis points to 3.89% in 2010, compared to 4.05% in 2009. Deposit growth coupled with low demand for loans resulted in a shift in the mix of interest earning assets from higher-yielding loans to lower-yielding investment securities and interest bearing deposits in banks, which compressed our FTE net interest margin ratio. The remaining compression in net interest margin ratio was attributable to lower yields earned on our investment security and loan portfolios, and was partially offset by a 48 basis point reduction in funding costs during 2010. IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes, received during the second quarter of 2010 were initially invested in interest bearing deposits in banks, which yielded 25 basis points during 2010.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2011 compared with December 31, 2010			Year Ended December 31, 2010 compared with December 31, 2009			Year Ended December 31, 2009 compared with December 31, 2008
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(12,395)	$(8,392)	$(20,787)	$(10,762)	$(2,758)	$(13,520)	$8,963	$(34,140)	$(25,177)
U.S. government agency and mortgage-backed securities	9,537	(11,450)	(1,913)	21,136	(21,199)	(63)	4,349	(5,798)	(1,449)
Federal funds sold	(14)	5	(9)	(238)	7	(231)	982	(1,809)	(827)
Other securities	—	—	—	(38)	(12)	(50)	(148)	(16)	(164)
Tax exempt securities (1)	841	241	1,082	(73)	(523)	(596)	(853)	(131)	(984)
Interest bearing deposits in banks	(39)	(4)	(43)	601	(28)	573	6,212	(5,883)	329
Total change	(2,070)	(19,600)	(21,670)	10,626	(24,513)	(13,887)	19,505	(47,777)	(28,272)
Interest bearing liabilities:
Demand deposits	406	(779)	(373)	196	(834)	(638)	(437)	(8,461)	(8,898)
Savings deposits	1,071	(3,557)	(2,486)	1,588	(2,687)	(1,099)	2,855	(11,276)	(8,421)
Time deposits	(7,885)	(9,672)	(17,557)	405	(17,945)	(17,540)	17,068	(23,386)	(6,318)
Repurchase agreements	38	(222)	(184)	106	(3)	103	(1,640)	(5,278)	(6,918)
Borrowings (2)	—	(3)	(3)	(1,228)	(136)	(1,364)	(1,724)	(39)	(1,763)
Long-term debt	(454)	(4)	(458)	(1,375)	559	(816)	(374)	(955)	(1,329)
Subordinated debentures held by subsidiary trusts	—	(15)	(15)	—	(437)	(437)	26	(2,023)	(1,997)
Total change	(6,824)	(14,252)	(21,076)	(308)	(21,483)	(21,791)	15,774	(51,418)	(35,644)
Increase (decrease) in FTE net interest income (1)	$4,754	$(5,348)	$(594)	$10,934	$(3,030)	$7,904	$3,731	$3,641	$7,372

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

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

Our provision for loan losses decreased $8.7 million, or 13.1%, to $58.2 million in 2011, as compared to $66.9 million in 2010, and increased $21.6 million, or 47.7%, to $66.9 million in 2010, as compared to $45.3 million in 2009. Fluctuations in the provision for loan losses reflect management's estimate of possible loan loss based upon evaluation of the borrowers' ability to repay, collateral underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The level of provision for loan losses in 2011 is reflective of decreases in the level of criticized loans and overall loan volume in 2011, as compared to 2010. The increase in provision for loan losses in 2010, as compared to 2009, was reflective of increases in criticized loans and weakening economic conditions both nationally and in our market areas. Weak economic conditions particularly affected the performance of many of our land development credit relationships, especially in market areas with economies dependent upon resort and second home communities. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and wealth management revenues. Non-interest income increased $961 thousand, or 1.1%, to $91.9 million in 2011, from $90.9 million in 2010. Non-interest income decreased $9.8 million, or 9.7%, to $90.9 million in 2010, from $100.7 million in 2009. Significant components of these fluctuations are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $2.2 million, or 7.4%, to $31.7 million in 2011, from $29.5 million in 2010, primarily due to increases in debit and credit card interchange income resulting from higher transaction volumes. Other service charges, commission and fees increased $747 thousand, or 2.6%, to $29.5 million in 2010, from $28.7 million in 2009, primarily due to higher debit card interchange income resulting from increased volumes of debit card transactions.

On June 29, 2011, the FRB issued a final rule that, among other things, reduces the maximum allowable interchange fee per transaction for issuers with over $10 billion in assets. Issuers with less than $10 billion in assets, like us, are exempt from the debit card interchange fee limitations. As such, the Company does not anticipate any immediate, significant impact to its interchange income. For additional information regarding this final rule, see "—Recent Developments” herein.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased $1.7 million, or 7.5%, to $21.2 million in 2011, from $22.9 million in 2010, primarily due to declines in refinancing activity. Although mortgage rates were generally stable in 2011, as compared to 2010, and decreased in the latter part of 2011, refinancing activity declined as many homeowners who qualified for refinancing did so in 2010. Refinancing activity accounted for approximately 56% of the Company’s residential real estate loan originations during 2011, as compared to 60% during 2010.

Income from the origination and sale of loans decreased $8.1 million, or 26.1%, to $22.9 million in 2010, from $30.9 million in 2009, due to a substantial decline in refinancing activity from early 2009. Refinancing activity accounted for approximately 60% of the Company’s residential real estate loan originations during 2010, as compared to 71% during 2009. Decreases in refinancing activity were partially offset by increases in originations of new loans to purchase homes, which increased 1.6% during 2010, as compared to 2009.

Service charges on deposit accounts decreased $534 thousand, or 2.9%, to $17.6 million in 2011, from $18.2 million in 2010 and $2.1 million, or 10.5%, to $18.2 million in 2010, from $20.3 million in 2009. These decreases are primarily due a reduction in overdraft fees due to changes in customer utilization.

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $770 thousand, or 6.2% to $13.2 million in 2011, from $12.4 million in 2010, and $1.6 million, or 14.5% to $12.4 million in 2010, from $10.8 million in 2009. These increases are primarily due to the addition of new trust customers combined with increases in the market values of new and existing assets under trust management. Also contributing to the increase in 2010, as compared to 2009, was the introduction of revised fee schedules in April 2009.

During 2011, we recorded net gains on the disposal of investment securities of $1.5 million, as compared to net gains of $170 thousand in 2010. Net gains on disposal of investment securities in 2011 were primarily due to recognition of unamortized discounts on investment securities called by the issuing agencies during fourth quarter.

Other income primarily includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.1 million, or 14.5%, to $6.7 million in 2011, from $7.8 million in 2010, primarily due to fluctuations of values of securities held under deferred compensation plans. During 2011, market value adjustments for securities held under deferred compensation plans resulted in reductions in other income of $161 thousand, as compared to increases in other income of $545 thousand in 2010.

Other income decreased $1.9 million, or 19.8%, to $7.8 million in 2010, from $9.7 million in 2009, primarily due to the recognition of a $2.1 million one-time gain on the sale of Visa Class B common shares during third quarter 2009. Decreases in other income were partially offset by a $249 thousand one-time gain on the sale of our student loan portfolio recognized during third quarter 2010.

Non-interest Expense

Non-interest expense decreased $2.6 million, or 1.2%, to $218.4 million in 2011, from $221.0 million in 2010. Non-interest expense increased $3.3 million, or 1.5%, to $221.0 million in 2010, from $217.7 million in 2009. Significant components of these fluctuations are discussed below.

Salaries, wages and employee benefits expense decreased $1.3 million, or 1.2%, to $111.4 million in 2011 compared to $112.7 million in 2010 primarily due to lower group health insurance costs, reductions in the market values of securities held under deferred compensation plans and reductions in full-time equivalent employees. These decreases were partially offset by normal inflationary wage increases and higher incentive bonus accruals reflective of our improved performance in 2011.

Salaries, wages and employee benefits expense decreased $902 thousand, or less than 1.0%, to $112.7 million in 2010 compared to $113.6 million for the same period in 2009. Normal inflationary wage increases and increases in group health insurance and stock-based compensation expenses were more than offset by reductions in sales commissions and bonus accruals in 2010.

OREO expense is recorded net of OREO income. Net OREO expense increased $982 thousand, or 12.8%, to $8.7 million in 2011, as compared to $7.7 million in 2010, and increased $1.3 million, or 19.9%, to $7.7 million in 2010, as compared to $6.4 million in 2009. Increases in net OREO expense between periods was primarily due to write-downs of the estimated fair value of OREO properties. Net OREO expense during 2011 included $1.8 million of net operating expenses, $7.5 million of fair value write-downs and net gains on the sale of OREO properties of $567 thousand, as compared to $1.7 million of net operating expenses, $6.7 million of fair value write-downs and net gains on the sale of OREO properties of $708 thousand in 2010. Approximately 72% of the fair value write-downs recorded during 2011 related to properties in the Flathead, Gallatin Valley and Jackson market areas, as compared to 79% in 2010 and 78% in 2009.

FDIC insurance premiums decreased $2.7 million, or 27.0%, to $7.3 million in 2011, from $10.0 million in 2010. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution's deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, reduced the Company's FDIC insurance premiums in 2011. FDIC insurance premiums decreased $2.1 million, or 17.2%, to $10.0 million in 2010, from $12.1 million in 2009, primarily due to a special FDIC insurance assessment levied during second quarter 2009, which was applicable to all insured depository institutions, and resulted in additional FDIC insurance expense of $3.1 million. In addition, effective July 1, 2010, we opted out of participation in the Transaction Account Guarantee component of the Temporary Liquidity Guaranty Program, which further reduced our FDIC insurance premiums beginning in third quarter 2010.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization decreased $1.4 million, or 30.1%, to $3.2 million in 2011, from $4.6 million in 2010 and decreased $3.0 million, or 39.0%, to $4.6 million in 2010, from $7.6 million in 2009, primarily due to lower prepayment rates and the December 2010 sale of mortgage servicing rights with a carrying value of $5 million.

Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During 2011 we recorded impairment of $1.3 million, as compared to the reversal of previously recorded impairment of $787 thousand during 2010 and $7.2 million in 2009.

Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expense increased $1.5 million, or 3.3%, to $47.4 million in 2011, from $45.9 million in 2010, primarily due to higher legal expenses associated with foreclosure and collection efforts. Other expenses increased $1.6 million, or 3.7%, to $45.9 million in 2010, from $44.3 million in 2009, primarily due to a $1.5 million loss on the sale of mortgage servicing rights recorded during fourth quarter 2010.

Income Tax Expense

Our effective federal tax rate was 28.1% for the year ended December 31, 2011, 26.8% for the year ended December 31, 2010 and 29.1% for the year ended December 31, 2009. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the year ended December 31, 2011 and 2010 and 4.2% for the year ended December 31, 2009. Changes in effective federal and state income tax rates are primarily due to fluctuations in tax exempt interest income on loan and investment securities as a percentage of total income.

Net Income Available to Common Shareholders

Net income available to common shareholders was $41.1 million, or $0.96 per diluted share, in 2011, as compared to $33.9 million, or $0.85 per diluted share, in 2010 and $50.4 million, or $1.59 per diluted share, in 2009.

Summary of Quarterly Results

The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2011 and 2010.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2011:
Interest income	$73,843	$73,551	$73,483	$72,006	$292,883
Interest expense	12,045	11,024	9,991	8,971	42,031
Net interest income	61,798	62,527	63,492	63,035	250,852
Provision for loan losses	15,000	15,400	14,000	13,751	58,151
Net interest income after provision for loan losses	46,798	47,127	49,492	49,284	192,701
Non-interest income	20,159	21,591	23,125	26,997	91,872
Non-interest expense	52,958	54,192	55,041	56,221	218,412
Income before income taxes	13,999	14,526	17,576	20,060	66,161
Income tax expense	4,493	4,672	5,655	6,795	21,615
Net income	9,506	9,854	11,921	13,265	44,546
Preferred stock dividends	844	853	862	863	3,422
Net income available to common shareholders	$8,662	$9,001	$11,059	$12,402	$41,124

Basic earnings per common share	$0.20	$0.21	$0.26	$0.29	$0.96
Diluted earnings per common share	0.20	0.21	0.26	0.29	0.96
Dividends paid per common share	0.1125	0.1125	0.1125	0.1125	0.4500

Year Ended December 31, 2010:
Interest income	$79,499	$79,867	$78,965	$76,215	$314,546
Interest expense	17,830	16,691	15,221	13,365	63,107
Net interest income	61,669	63,176	63,744	62,850	251,439
Provision for loan losses	11,900	19,500	18,000	17,500	66,900
Net interest income after provision for loan losses	49,769	43,676	45,744	45,350	184,539
Non-interest income	19,508	21,037	24,855	25,511	90,911
Non-interest expense	52,745	55,426	58,010	54,823	221,004
Income before income taxes	16,532	9,287	12,589	16,038	54,446
Income tax expense	5,402	2,628	3,860	5,200	17,090
Net income	11,130	6,659	8,729	10,838	37,356
Preferred stock dividends	844	853	862	863	3,422
Net income available to common shareholders	$10,286	$5,806	$7,867	$9,975	$33,934

Basic earnings per common share	$0.33	$0.14	$0.18	$0.23	$0.85
Diluted earnings per common share	0.32	0.14	0.18	0.23	0.85
Dividends paid per common share	0.1125	0.1125	0.1125	0.1125	0.4500

Financial Condition

Total assets decreased $175 million, or 2.3%, to $7,326 million as of December 31, 2011, from $7,501 million as of December 31, 2010, due to lower outstanding funding sources, including deposits and repurchase agreements. Total assets increased $363 million, or 5.1%, to $7,501 million as of December 31, 2010, from $7,138 million as of December 31, 2009, due to organic growth and IPO proceeds of $119 million, net of IPO costs and after the repayment of our variable rate term notes.

Loans

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. For additional information regarding our underwriting standards and loan approval policies, see "Community Banking—Lending Activities", included in Part I, Item I of this report.

Total loans decreased $181 million, or 4.2%, to $4,187 million as of December 31, 2011, from $4,368 million as of December 31, 2010 and decreased $160 million, or 3.5% to $4,368 million as of December 31, 2010 from $4,528 million as of December 31, 2009, primarily due to weak loan demand in our market areas, the result of economic uncertainty, and to the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2011	Percent	2010	Percent	2009	Percent	2008	Percent	2007	Percent
Loans
Real estate:
Commercial	$1,553,155	37.1%	$1,565,665	35.8%	$1,556,273	34.4%	$1,483,967	31.1%	$1,018,831	28.6%
Construction	400,773	9.6	527,458	12.1	636,892	14.1	790,177	16.5	664,272	18.7
Residential	571,943	13.7	549,604	12.6	539,098	11.9	587,464	12.3	419,001	11.8
Agricultural	175,302	4.2	182,794	4.2	195,045	4.3	191,831	4.0	142,256	4.0
Consumer	616,071	14.7	646,580	14.8	677,548	14.9	669,731	14.0	608,002	17.1
Commercial	693,261	16.6	730,471	16.7	750,647	16.6	853,798	17.9	593,669	16.7
Agricultural	119,710	2.8	116,546	2.7	134,470	3.0	145,876	3.1	81,890	2.3
Other loans	2,813	—	2,383	0.1	1,601	—	2,893	0.1	4,979	0.1
Mortgage loans held for sale	53,521	1.3	46,408	1.0	36,430	0.8	47,076	1.0	26,080	0.7
Total loans	4,186,549	100.0%	4,367,909	100.0%	4,528,004	100.0%	4,772,813	100.0%	3,558,980	100.0%
Less allowance for loan losses	112,581		120,480		103,030		87,316		52,355
Net loans	$4,073,968		$4,247,429		$4,424,974		$4,685,497		$3,506,625
Ratio of allowance to total loans	2.69%		2.76%		2.28%		1.83%		1.47%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 57% and 55% of our commercial real estate loans as of December 31, 2011 and 2010, respectively, were owner occupied. Commercial real estate loans decreased less than 1.0% to $1,553 million as of December 31, 2011, from $1,566 million as of December 31, 2010. Commercial real estate loans increased less than 1.0% to $1,566 million as of December 31, 2010, from $1,556 million as of December 31, 2009.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. As of December 31, 2011, our construction loan portfolio was divided among the following categories: approximately $61 million, or 15.3%, residential construction; approximately $61 million, or 15.2%, commercial construction; and, approximately $279 million, or 69.5%, land acquisition and development. As of December 31, 2010, our construction loan portfolio was divided among the following categories: approximately $99 million, or 18.8%, residential construction; approximately $98 million, or 18.7%, commercial construction; and, approximately $330 million, or 62.5%, land acquisition and development.

Construction loans decreased $127 million, or 24.0%, to $401 million as of December 31, 2011, from $527 million as of December 31, 2010. Construction loans decreased $109 million, or 17.2%, to $527 million as of December 31, 2010, from $637 million as of December 31, 2009. Management attributes these decreases to the continuing impact of general declines in new home construction in our market areas, particularly in markets dependent upon resort and second home communities, and, to a lesser extent, the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.

Management expects construction loans to continue to decline in future quarters as existing non-performing construction loans continue to work through the credit cycle. Construction activity in our market areas remains soft, as reflected by decreases in housing permits and new housing starts. Housing permits in Montana, Wyoming and South Dakota showed a combined decrease of 3.2% during the eleven months ended November 30, 2011, as compared to the same period in 2010. Additionally, privately-owned, 1-unit housing starts in Montana, Wyoming and South Dakota showed a combined 7.3% decrease during the eleven months ended November 30, 2011, as compared to the same period in 2010.

Residential real estate loans. Residential real estate loans increased $22 million, or 4.1%, to $572 million as of December 31, 2011, from $550 million as of December 31, 2010, and increased $11 million, or 1.9%, to $550 million as of December 31, 2010, from $539 million as of December 31, 2009. Record low mortgage interest rates resulted in increased residential real estate loan production during 2011. In addition, we typically sell a significant portion of our residential real estate loan production in the secondary market; however, during 2010 we began to retain more of our residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years.

Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 66.2% and 65.5% of our consumer loans as of December 31, 2011 and 2010, respectively, were indirect dealer loans.

Consumer loans decreased $30 million, or 4.7%, to $616 million as of December 31, 2011, from $647 million as of December 31, 2010. Approximately 52% of this decrease occurred in indirect dealer loans and was the result of competitive rate pressure. Management attributes the remaining decrease to changes in consumer behavior resulting from continuing economic uncertainty. Consumer loans decreased $31 million, or 4.6%, to $647 million as of December 31, 2010, from $678 million as of December 31, 2009, primarily due to the third quarter 2010 sale of student loans of $25 million.

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

Commercial loans decreased $37 million, or 5.1%, to $693 million as of December 31, 2011, from $730 million as of December 31, 2010, and decreased $20 million, or 2.7%, to $730 million as of December 31, 2010, from $751 million as of December 31, 2009. Management attributes these decreases to the continuing effects of economic uncertainty on borrowers in our market areas and the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans increased $3 million, or 2.7%, to $120 million as of December 31, 2011, from $117 million as of December 31, 2010 and decreased $17 million, or 13.3%, to $117 million as of December 31, 2010, from $134 million as of December 31, 2009.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2011:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,032,121	$1,061,514	$607,538	$2,701,173
Consumer	282,304	314,810	18,957	616,071
Commercial	416,647	213,325	63,289	693,261
Agricultural	97,431	20,955	1,324	119,710
Other	—	—	2,813	2,813
Mortgage loans held for sale	53,521			53,521
Total loans	$1,882,024	$1,610,604	$693,921	$4,186,549
Loans at fixed interest rates	$1,127,598	$1,083,676	$102,828	$2,314,102
Loans at variable interest rates	754,426	526,928	391,110	1,672,464
Non-accrual loans	—	—	199,983	199,983
Total loans	$1,882,024	$1,610,604	$693,921	$4,186,549

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets (Dollars in thousands)

As of December 31,	2011	2010	2009	2008	2007
Non-performing loans:
Nonaccrual loans	$199,983	$195,342	$115,030	$85,632	$31,552
Accruing loans past due 90 days or more	4,111	1,852	4,965	3,828	2,171
Troubled debt restructurings	37,376	13,490	4,683	1,462	1,027
Total non-performing loans	241,470	210,684	124,678	90,922	34,750
OREO	37,452	33,632	38,400	6,025	928
Total non-performing assets	$278,922	$244,316	$163,078	$96,947	$35,678
Non-performing loans to total loans	5.77%	4.82%	2.75%	1.90%	0.98%
Non-performing assets to total loans and OREO	6.60	5.55	3.57	2.03	1.00
Non-performing assets to total assets	3.81	3.26	2.28	1.46	0.68

Total non-performing assets peaked at $292 million during second quarter 2011, and ended the year at $279 million, an increase of $35 million, or 14.2%, from $244 million as of December 31, 2010. Non-performing assets increased $81 million, or 49.8%, to $244 million as of December 31, 2010, from $163 million as of December 31, 2009. Difficult economic conditions negatively impacted businesses and consumers in our market areas, especially in the Flathead, Gallatin Valley and Jackson market areas, which have economies dependent upon resort and second home communities. Residential and second home subdivisions in these market areas were overbuilt and these markets are now experiencing severely depressed real estate values and limited sales activity, which has negatively impacted commercial real estate values as well. The Flathead, Gallatin Valley and Jackson market areas accounted for approximately 43% of our non-performing assets as of December 31, 2011 and 18% of our total loans as of the same date.

Non-performing loans. Non-performing loans include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and loans renegotiated in troubled debt restructurings. Impaired loans are a subset of non-performing loans and include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. We monitor and evaluate collateral values on impaired loans quarterly. Appraisals are required on all impaired loans every 18-24 months, or sooner as conditions necessitate. We monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The adjusted appraised value is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Overall increases in specific valuation allowances will result in higher provisions for loan losses. Provisions for loan losses are also impacted by changes in the historical or general valuation elements of the allowance for loan losses as well.

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

As of December 31,	2011	2010	2009	2008	2007
Real estate	$216,289	$169,961	$101,751	$79,167	$27,513
Consumer	3,455	2,720	2,265	2,944	1,202
Commercial	20,857	36,906	19,774	8,594	5,722
Agricultural	869	1,093	888	217	313
Other	—	4	—	—	—
Total non-performing loans	$241,470	$210,684	$124,678	$90,922	$34,750

As of December 31, 2011, our non-performing real estate loans were divided among the following categories: $63 million, or 29.2%, land and land development; $87 million, or 40.2%, commercial; $14 million, or 6.5% residential construction; $20 million, or 9.3%, residential; $25 million, or 11.3% commercial construction; and, $7 million, or 3.5%, agricultural.

As of December 31, 2010, our non-performing real estate loans were divided among the following categories: $45 million, or 29.1%, land and land development; $73 million, or 43.2%, commercial; $17 million, or 9.8% residential construction; $16 million, or 9.5%, residential; $17 million, or 9.8% commercial construction; and, $2 million, or 1.5%, agricultural.

Total non-performing loans increased $31 million, or 14.6%, to $241 million as of December 31, 2011, from $211 million as of December 31, 2010, and $86 million, or 69.0%, to $211 million as of December 31, 2010, from $125 million as of December 31, 2009. Significant components of these increases are discussed below.

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $12.4 million, $8.9 million and $6.4 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2011, 2010 and 2009, respectively.

Non-accrual loans increased $5 million, or 2.4%, to $200 million at December 31, 2011, from $195 million at December 31, 2010. As of December 31, 2011, approximately 39% of our non-accrual loans were to borrowers in the Flathead, Gallatin Valley and Jackson market areas and were comprised primarily of commercial real estate and construction loans.

Non-accrual loans increased $80 million, or 69.8%, to $195 million at December 31, 2010, from $115 million at December 31, 2009. Approximately 82% of the increase in non-accrual loans were loans to borrowers in the Flathead, Gallatin Valley and Jackson market areas and were comprised primarily of commercial real estate and construction loans.

Troubled Debt Restructuring. Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally to ensure proper classification as a troubled debt restructuring and if or when the loan may be placed on accrual status or removed from impaired loan status.

Troubled debt restructuring loans increased to $37 million as of December 31, 2011, from $13 million as of December 31, 2010. Approximately 45% of our restructured loans as of December 31, 2011, were located in the Flathead, Gallatin Valley and Jackson market areas. As of December 31, 2011, approximately 72% of our restructured loans were performing in accordance with their modified terms. Troubled debt restructurings in the preceding non-performing assets table includes $389 thousand of accruing loans past due 90 days or more as of December 31, 2011. All other non-performing restructured loans are included in non-accrual loans in the preceding non-performing assets and non-performing loan tables.

Troubled debt restructuring loans increased to $13 million as of December 31, 2010, from $5 million as of December 31, 2009, primarily due to the loans of one commercial and five commercial real estate borrowers. Approximately 34% of our restructured loans as of December 31, 2010 were located in the Flathead, Gallatin Valley and Jackson market areas.

  OREO. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated costs to sell by a charge against the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties and to conduct open houses.

OREO increased $4 million, or 11.4%, to $37 million as of December 31, 2011 from $34 million as of December 31, 2010. During 2011, the Company recorded additions to OREO of $27 million, wrote down the fair value of OREO properties by $7 million and sold OREO with a book value of $16 million. As of December 31, 2011, approximately 67% of our OREO properties were located in the Flathead, Gallatin Valley and Jackson market areas.

OREO decreased $5 million, or 12.4%, to $34 million as of December 31, 2010 from $38 million as of December 31, 2009. During 2010, the Company recorded additions to OREO of $22 million, wrote down the fair value of OREO properties by $7 million and sold OREO with a book value of $20 million.

Allowance for Loan Losses

The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Loan Losses” above.

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

The allowance for loan losses consists of three elements:

(1)
Specific valuation allowances associated with impaired loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices and any relevant qualitative or environmental factors impacting the loan. No specific valuation allowances are recorded for impaired loans that are adequately secured.

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

Loans, or portions thereof, are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic, will result in an excessive amortization or are not consistent with the collateral held and (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.

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

Based on declines in national, regional and local economies which began in 2008, we began to record additional general valuation allowances based on management's estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, beginning in 2008, and continuing in 2009 and 2010, we recorded significantly higher provisions for loan losses to maintain the allowance for loan losses at appropriate levels. During 2008, 2009 and 2010, we experienced higher levels of impaired and non-performing loans as anticipated. Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses decreased slightly during the last half of 2011. Management expects that non-performing and impaired loans will continue to decline as they make their way through the credit cycle and we have a decrease in the volume of newly identified non-performing and impaired loans as the economy improves.

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2011	2010	2009	2008	2007
Balance at the beginning of period	$120,480	$103,030	$87,316	$52,355	$47,452
Allowance of acquired banking offices	—	—	—	14,463	—
Charge-offs:
Real estate
Commercial	13,227	8,980	5,156	995	382
Construction	26,125	19,989	14,153	3,035	—
Residential	6,199	3,511	1,086	325	134
Agricultural	213	2,238	11	642	155
Consumer	6,043	7,577	8,134	5,527	3,778
Commercial	19,332	10,023	3,346	3,523	643
Agricultural	142	21	92	648	116
Total charge-offs	71,281	52,339	31,978	14,695	5,208
Recoveries:
Real estate
Commercial	293	34	108	88	52
Construction	1,641	213	7	1	1
Residential	201	132	38	67	34
Consumer	1,739	2,053	1,850	1,404	1,390
Commercial	1,344	436	328	211	854
Agricultural	13	21	61	66	30
Total recoveries	5,231	2,889	2,392	1,837	2,361
Net charge-offs	66,050	49,450	29,586	12,858	2,847
Provision for loan losses	58,151	66,900	45,300	33,356	7,750
Balance at end of period	$112,581	$120,480	$103,030	$87,316	$52,355
Period end loans	$4,186,549	$4,367,909	$4,528,004	$4,772,813	$3,558,980
Average loans	4,275,128	4,482,219	4,660,189	4,527,987	3,449,809
Net charge-offs to average loans	1.54%	1.10%	0.63%	0.28%	0.08%
Allowance to period-end loans	2.69%	2.76%	2.28%	1.83%	1.47%

The allowance for loan losses was $113 million, or 2.69% of period-end loans, at December 31, 2011, compared to $120 million, or 2.76% of period-end loans, at December 31, 2010, and $103 million, or 2.28% of period-end loans, at December 31, 2009. Decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2011, as compared to December 31, 2010, were primarily due to decreases in specific reserves on impaired loans. Increases in the allowance for loan losses as a percentage of total loans as of December 31, 2010, as compared to prior periods, were primarily attributable to additional reserves recorded based on the estimated effects of current economic conditions on our loan portfolio and increases in past due, non-performing and internally risk classified loans.

Net charge-offs in 2011 increased $17 million to $66 million, or 1.54% of average loans, from $49 million, or 1.10% of average loans in 2010. Approximately 46% of loans charged-off during 2011 were related to the loans of one consumer real estate, two land development and three commercial borrowers.

Net charge-offs in 2010 increased $20 million to $49 million, or 1.10% of average loans, from $30 million, or 0.63% of average loans in 2009. Approximately 66.8% of loans charged-off during 2010 were located in the Flathead, Gallatin Valley and Jackson markets areas. Additionally, approximately 37.5% of loans charged-off during 2010 were related to nine borrowers, consisting of one commercial, one agricultural, four construction and three commercial real estate borrowers.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2011, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2011		2010		2009		2008		2007
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$87,396	64.6%	$84,181	64.7%	$76,357	64.7%	$69,280	63.9%	$39,420	63.1%
Consumer	8,594	14.7	9,332	14.8	6,220	14.9	5,092	14.0	4,838	17.1
Commercial	15,325	16.6	25,354	16.7	18,608	16.6	11,021	17.9	7,170	16.7
Agricultural	1,266	2.8	1,613	2.7	1,845	3.0	1,923	3.1	779	2.3
Other loans	—	—	—	0.1	—	—	—	0.1	—	0.1
Mortgage loans held for sale	—	1.3	—	1.0	—	0.8	—	1.0	—	0.7
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	148	N/A
Totals	$112,581	100.0%	$120,480	100.0%	$103,030	100.0%	$87,316	100.0%	$52,355	100.0%

The allowance for loan losses allocated to commercial loans decreased 39.6% to $15 million as of December 31, 2011, from $25 million as of December 31, 2010, primarily due to the charge-off of non-performing loans. The allowance for loan losses allocated to commercial loans increased 36.3% to $25 million as of December 31, 2010, from $19 million as of December 31, 2009, primarily due to the application of historical loss factors to higher levels of internally risk classified commercial loans and the effect of increases in net charge-offs on our historical loss factors.

Investment Securities

We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. As of December 31, 2011, our portfolio was principally comprised of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, U.S. government agency securities and tax exempt securities. Federal funds sold and interest bearing deposits in bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

Investment securities increased $236 million, or 12.2%, to $2,170 million as of December 31, 2011, from $1,933 million as of December 31, 2010 and increased $487 million, or 33.7%, to $1,933 million as of December 31, 2010, from $1,446 million as of December 31, 2009. During 2011 and 2010, excess liquidity was primarily invested into available-for-sale U.S. government agency securities. The estimated duration of the Company’s investment securities portfolio was 2.1 years as of December 31, 2011 and 2.5 years as of December 31, 2010. The weighted average yield on investment securities decreased 57 basis points to 2.41% in 2011, from 2.98% in 2010, and 139 basis points to 2.98% in 2010, from 4.37% in 2009.

As of December 31, 2011, investment securities with amortized costs and fair values of $1,280 million and $1,311 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,607 million and $1,625 million, respectively, as of December 31, 2010. For additional information concerning securities sold under repurchase agreements, see “—Federal Funds Purchased and Securities Sold Under Repurchase Agreements” included herein.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2011. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Government agency securities
Maturing within one year	$131,038	6.04%	1.40%
Maturing in one to five years	1,003,389	46.25	0.85
Maturing in five to ten years	—	—	—
Mark-to-market adjustments on securities available-for-sale	3,691	0.17	NA
Total	1,138,118	52.46	0.92
Mortgage-backed securities
Maturing within one year	275,352	12.69	3.43
Maturing in one to five years	353,543	16.29	3.12
Maturing in five to ten years	108,529	5.00	2.51
Maturing after ten years	111,778	5.15	2.74
Mark-to-market adjustments on securities available-for-sale	29,544	1.36	NA
Total	878,746	40.50	2.99
Tax exempt securities
Maturing within one year	5,892	0.27	5.56
Maturing in one to five years	23,505	1.08	5.78
Maturing in five to ten years	59,870	2.76	5.78
Maturing after ten years	63,352	2.92	5.49
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	152,619	7.03	5.65
Other securities (1)
No stated maturity	162	0.01	NA
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	162	0.01	NA
Total	$2,169,645	100.00%	2.09%

(1)	Equity investments in community development entities. Investment income is in the form of credits that reduce income tax expense.

Maturities of U.S. government agency securities noted above reflect $697 million of investment securities at their final maturities although they have call provisions within the next year.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31,

2011, the carrying value of our investments in non-agency mortgage-backed securities totaled $749 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2011, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2011, approximately 74% of our tax-exempt securities were general obligation securities, of which 59% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

As of December 31, 2010, we had U.S. government agency securities with carrying values of $953 million and a weighted average yield of 0.77%; mortgage-backed securities with carrying values of $833 million and a weighted average yield of 3.52%; tax exempt securities with carrying values of $147 million and a weighted average yield of 5.78%; and other securities with carrying values of $218 thousand with no weighted average yield.

As of December 31, 2009, we had U.S. government agency securities with carrying values of $571 million and a weighted average yield of 2.59%; mortgage-backed securities with carrying values of $745 million and a weighted average yield of 4.59%; tax exempt securities with carrying values of $129 million and a weighted average yield of 6.10%; and other securities with carrying values of $470 thousand and a weighted average yield of 3.93%.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2011, we had investment securities with fair values of $950 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $23 as of December 31, 2011, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2011, 2010 or 2009.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $213 million, or 31.1%, to $472 million as of December 31, 2011, from $686 million as of December 31, 2010. During 2011, excess liquidity was redeployed to purchase investment securities, which provide higher yields.

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

Mortgage Servicing Rights

Mortgage servicing rights decreased $2 million, or 12.4%, to $12 million as of December 31, 2011, from $13 million as of December 31, 2010, primarily due to higher valuation reserves. Valuation reserves were $2 million as of December 31, 2011, as compared to $620 thousand as of December 31, 2010.

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

Deferred Tax Asset/Liability

Our net deferred tax asset decreased $9 million, or 47.9%, to $10 million as of December 31, 2011, from $18 million as of December 31, 2010. This decrease was primarily due to increases in net unrealized gains on available-for-sale investment securities and tax amortization of goodwill and core deposits intangibles.

As of December 31, 2010, we had a net deferred tax asset of $18 million, as compared to a net deferred tax liability of $2 million included in accounts payable and other accrued expenses as of December 31, 2009. Changes in net deferred tax asset/liability are primarily related to timing of tax deductions for charged-off loans for book versus tax purposes and, to a lesser extent, fluctuations in net unrealized gains on available-for-sale investment securities, tax amortization of goodwill and core deposit intangibles and the write-down of OREO to fair value.

Other Assets

Other assets decreased $14 million, or 16.8% to $68 million as of December 31, 2011, from $82 million as of December 31, 2010. Approximately 50% of the decrease was due to reductions in prepaid FDIC insurance assessments. In addition, during second quarter 2011 we sold a condominium unit located inside one of our branch bank buildings, which had a carrying value of $3 million.

Other assets decreased $6 million, or 7.1% to $82 million as of December 31, 2010, from $88 million as of December 31, 2009, primarily due to reductions in prepaid FDIC insurance assessments and the January 2010 sale of a condominium unit located inside one of our branch bank buildings.

Deposits

We emphasize developing total client relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2011	Percent	2010	Percent	2009	Percent	2008	Percent	2007	Percent
Non-interest bearing demand	$1,271,709	21.8%	$1,063,869	18.0%	$1,026,584	17.6%	$985,155	19.0%	$836,753	20.9%
Interest bearing:
Demand	1,306,509	22.4	1,218,078	20.5	1,197,254	20.6	1,059,818	20.5	1,019,208	25.5
Savings	1,691,413	29.0	1,718,521	29.0	1,362,410	23.4	1,198,783	23.2	992,571	24.8
Time, $100 or more	681,047	11.7	908,044	15.3	996,839	17.1	821,437	15.9	464,560	11.6
Time, other	876,293	15.1	1,017,201	17.2	1,240,969	21.3	1,109,066	21.4	686,309	17.2
Total interest bearing	4,555,262	78.2	4,861,844	82.0	4,797,472	82.4	4,189,104	81.0	3,162,648	79.1
Total deposits	$5,826,971	100.0%	$5,925,713	100.0%	$5,824,056	100.0%	$5,174,259	100.0%	$3,999,401	100.0%

Total deposits decreased $99 million, or 1.7%, to $5,827 million as of December 31, 2011, from $5,926 million as of December 31, 2010. During 2011, the mix of deposits continued to shift from higher-costing time deposits to lower-costing interest bearing and non-interest bearing demand deposits.

Total deposits increased $102 million, or 1.7%, to $5,926 million as of December 31, 2010, from $5,824 million as of December 31, 2009, with all categories of deposits demonstrating growth. During 2010, there was a shift in the mix of deposits from higher costing time deposits to lower costing savings deposits. Management attributed organic deposit growth in 2010 to ongoing business development in our market areas and increases in consumer savings.

Non-Interest Bearing Demand. Non-interest bearing demand deposits increased $208 million, or 19.5%, to $1,272 million as of December 31, 2011 from $1,064 million as of December 31, 2010. Management attributes this increase to customer liquidity combined with the availability of unlimited deposit insurance coverage on these deposits and the current low interest rates offered on alternative interest earning deposit products. Non-interest bearing demand deposits increased $37 million, or 3.6%, to $1,064 million as of December 31, 2010 from $1,027 million as of December 31, 2009.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $227 million, or 25.0%, to $681 million as of December 31, 2011, from $908 million as of December 31, 2010. Time deposits of $100,000 or more decreased 8.9% to $908 million as of December 31, 2010, from $997 million as of December 31, 2009. These decreases occurred primarily in time deposits with maturities of less than 12 months and appear related to the lower interest rate environment experienced over the last three years as many customers have become less inclined to invest their funds for extended periods at such low interest rates. As of December 31, 2011 and 2010, we had no certificates of deposit issued in brokered transactions.

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2011.
Maturities of Time Deposits of $100,000 or More (Dollars in thousands)

Maturing in 3 months or less	$169,341
Maturing in 3-6 months	144,517
Maturing in 6-12 months	205,692
Maturing in over 12 months	161,497
Total time deposits of $100,000 or more	$681,047

Other time deposits. Other time deposits decreased $141 million, or 13.9%, to $876 million as of December 31, 2011, from $1,017 million as of December 31, 2010, and decreased 18.0% to $1,017 million as of December 31, 2010, from $1,241 million as of December 31, 2009. Approximately 29% of the decreases in other time deposits as of December 31, 2011, as compared to December 31, 2010 occurred in Certificate of Deposit Account Registry Service, or CDARS, deposits, as compared to 51% of the decrease as of December 31, 2010, as compared to December 31, 2009.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

In addition to deposits, we use federal funds purchased as a source of funds to meet the daily liquidity needs of our customers, maintain required reserves with the Federal Reserve Bank and fund growth in earning assets. As of December 31, 2011 and 2010, we had no federal funds purchased balances outstanding.

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $104 million, or 16.8%, to $516 million as of December 31, 2011, from $620 million as of December 31, 2010. Repurchase agreement balances increased $146 million, or 30.8%, to $620 million as of December 31, 2010, from $474 million as of December 31, 2009. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding federal funds purchased and repurchase agreements as of the dates indicated:
Federal Funds Purchased and Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2011	2010	2009
Federal funds purchased:
Balance at period end	$—	$—	$—
Average balance	—	—	9,323
Maximum amount outstanding at any month-end	—	—	57,230
Average interest rate:
During the year	—%	—%	0.21%
At period end	—	—	—

Securities sold under repurchase agreements:
Balance at period end	$516,243	$620,154	$474,141
Average balance	500,882	480,276	422,713
Maximum amount outstanding at any month-end	560,515	620,154	474,141
Average interest rate:
During the year	0.14%	0.18%	0.18%
At period end	0.19	0.14	0.38

Other Borrowed Funds

Other borrowed funds decreased $5 million or 99.9% to $7 thousand as of December 31, 2011, from $5 million as of December 31, 2010, and decreased $432 thousand, or 8.0% to $5 million as of December 31, 2010, from $5 million as of December 31, 2009, primarily due to scheduled repayments and maturities of short-term borrowings from the FHLB. For additional information on other borrowed funds, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.

Long-Term Debt

Long-term debt decreased $302 thousand, or less than 1.0%, to $37 million as of December 31, 2011, from $38 million as of December 31, 2010 due to scheduled debt repayments. Long-term debt decreased $36 million, or 48.9%, to $38 million as of December 31, 2010, from $73 million as of December 31, 2009 primarily due to the early repayment of the term notes under our syndicated credit agreement on March 29, 2010. A loss of $306 thousand on the early extinguishment of the debt, comprised of unamortized debt issuance costs, was included in other expenses in the Company’s consolidated statement of income.

For additional information regarding long-term debt, see “Notes to Consolidated Financial Statements—Long- Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.

Subordinated Debentures Held by Subsidiary Trusts

Subordinated debentures held by subsidiary trusts were $124 million as of December 31, 2011 and 2010. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $3 million, or 8.6% to $42 million as of December 31, 2011, from $39 million as of December 31, 2010. Accounts payable and accrued expenses decreased $6 million, or 13.4% to $39 million as of December 31, 2010, from $45 million as of December 31, 2009. Fluctuations in accounts payable and accrued expenses are primarily due to the timing and amounts of corporate tax payments.

Contractual Obligations

Contractual obligations as of December 31, 2011 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$4,269,631	$—	$—	$—	$4,269,631
Time deposits	1,152,712	293,101	111,438	89	1,557,340
Securities sold under repurchase agreements	516,243	—	—	—	516,243
Other borrowed funds (1)	7	—	—	—	7
Long-term debt obligations (2)	—	200	225	35,000	35,425
Capital lease obligations	40	93	125	1,517	1,775
Operating lease obligations	3,079	5,428	2,756	4,572	15,835
Purchase obligations (3)	5,922	—	—	—	5,922
Subordinated debentures held by subsidiary trusts (4)	—	—	—	123,715	123,715
Total contractual obligations	$5,947,634	$298,822	$114,544	$164,893	$6,525,893

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government and borrowings with original maturities of less than one year. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of various notes payable to FHLB at various rates with maturities through October 31, 2015; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and, to a lesser extent, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $34 million, or 4.6%, to $771 million as of December 31, 2011 from $737 million as of December 31, 2010, due primarily to the retention of earnings and increases in net unrealized gains on available-for-sale investment securities. We paid aggregate cash dividends of $19.2 million to common shareholders and $3.4 million to preferred shareholders during 2011.

Stockholders’ equity increased $162 million, or 28.3%, to $737 million as of December 31, 2010 from $574 million as of December 31, 2009, primarily due to the completion of our IPO of Class A common stock discussed below.

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

On March 29, 2010, we concluded an IPO of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the sale of the shares, after deducting underwriting discounts, commissions and other offering expenses of $14 million

Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2011 and 2010, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2011. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,559,901	$868,709	$1,054,217	$503,739	$3,986,566
Investment securities (2)	272,551	546,425	1,049,933	300,736	2,169,645
Interest bearing deposits in banks	329,636	—	—	—	329,636
Federal funds sold	309	—	—	—	309
Total interest earning assets	$2,162,397	$1,415,134	$2,104,150	$804,475	$6,486,156
Interest bearing liabilities:
Interest bearing demand accounts (3)	$97,988	$293,965	$914,556	$—	$1,306,509
Savings deposits (3)	1,412,711	67,797	210,905	—	1,691,413
Time deposits, $100 or more	169,341	350,209	118,365	43,132	681,047
Other time deposits	263,284	369,879	174,736	68,394	876,293
Securities sold under repurchase agreements	516,243	—	—	—	516,243
Other borrowed funds	7	—	—	—	7
Long-term debt	15,010	30	643	21,517	37,200
Subordinated debentures held by subsidiary trusts	77,322	36,083	10,310	—	123,715
Total interest bearing liabilities	$2,551,906	$1,117,963	$1,429,515	$133,043	$5,232,427
Rate gap	$(389,509)	$297,171	$674,635	$671,432	$1,253,729
Cumulative rate gap	(389,509)	(92,338)	582,297	1,253,729
Cumulative rate gap as a percentage of total interest earning assets	-6.01%	-1.42%	8.98%	19.33%	19.33%

(1)	Does not include non-accrual loans of $199,983.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $1,877 million, a negative cumulative one year gap of $1,218 million and a positive cumulative one to five year gap of $582 million.

Net Interest Income Sensitivity

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2011, our income simulation model predicted net interest income would decrease $1.7million, or less than 1.0%, assuming a 2% increase in short-term and long-term interest rates over a twelve-month period. This scenario predicts that our funding sources will reprice slightly faster than our interest earning assets. We have not engaged in derivatives or hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2011. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates.

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

Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Income — Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2011, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Interstate BancSystem, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ MCGLADREY & PULLEN, LLP
Des Moines, Iowa
February 27, 2012

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that were not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2012 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),First Interstate BancSystem, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting.

/s/ MCGLADREY & PULLEN, LLP
Des Moines, Iowa
February 27, 2012

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2011	2010
Assets
Cash and due from banks	$142,502	$107,035
Federal funds sold	309	2,114
Interest bearing deposits in banks	329,636	576,469
Total cash and cash equivalents	472,447	685,618
Investment securities:
Available-for-sale	2,016,864	1,786,335
Held-to-maturity (estimated fair values of $161,877 and $146,508 at December 31, 2011 and 2010, respectively)	152,781	147,068
Total investment securities	2,169,645	1,933,403
Loans held for investment	4,133,028	4,321,501
Mortgage loans held for sale	53,521	46,408
Total loans	4,186,549	4,367,909
Less allowance for loan losses	112,581	120,480
Net loans	4,073,968	4,247,429
Premises and equipment, net of accumulated depreciation	184,771	188,138
Goodwill	183,673	183,673
Company-owned life insurance	74,880	73,056
Other real estate owned (“OREO”)	37,452	33,632
Accrued interest receivable	31,974	33,628
Mortgage servicing rights, net of accumulated amortization and impairment reserve	11,555	13,191
Deferred tax asset, net	9,628	18,472
Core deposit intangibles, net of accumulated amortization	7,357	8,803
Other assets	68,177	81,927
Total assets	$7,325,527	$7,500,970
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,271,709	$1,063,869
Interest bearing	4,555,262	4,861,844
Total deposits	5,826,971	5,925,713
Securities sold under repurchase agreements	516,243	620,154
Accounts payable and accrued expenses	42,248	38,915
Accrued interest payable	8,123	13,178
Long-term debt	37,200	37,502
Other borrowed funds	7	4,991
Subordinated debentures held by subsidiary trusts	123,715	123,715
Total liabilities	6,554,507	6,764,168
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of December 31, 2011 and 2010	50,000	50,000
Common stock	266,842	264,174
Retained earnings	435,144	413,253
Accumulated other comprehensive income, net	19,034	9,375
Total stockholders’ equity	771,020	736,802
Total liabilities and stockholders’ equity	$7,325,527	$7,500,970

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2011	2010	2009
Interest income:
Interest and fees on loans	$245,767	$266,472	$279,985
Interest and dividends on investment securities:
Taxable	41,304	42,338	41,978
Exempt from federal taxes	4,749	4,621	5,298
Interest on deposits in banks	1,050	1,093	520
Interest on federal funds sold	13	22	253
Total interest income	292,883	314,546	328,034
Interest expense:
Interest on deposits	33,533	53,949	73,226
Interest on federal funds purchased	—	—	20
Interest on securities sold under repurchase agreements	695	879	776
Interest on other borrowed funds	—	3	1,347
Interest on long-term debt	1,975	2,433	3,249
Interest on subordinated debentures held by subsidiary trusts	5,828	5,843	6,280
Total interest expense	42,031	63,107	84,898
Net interest income	250,852	251,439	243,136
Provision for loan losses	58,151	66,900	45,300
Net interest income after provision for loan losses	192,701	184,539	197,836
Non-interest income:
Other service charges, commissions and fees	31,689	29,494	28,747
Income from the origination and sale of loans	21,153	22,868	30,928
Service charges on deposit accounts	17,647	18,181	20,323
Wealth management revenues	13,157	12,387	10,821
Investment securities gains, net	1,544	170	137
Other income	6,682	7,811	9,734
Total non-interest income	91,872	90,911	100,690
Non-interest expense:
Salaries, wages and employee benefits	111,352	112,667	113,569
Occupancy, net	16,223	16,251	15,898
Furniture and equipment	12,562	13,434	12,405
Outsourced technology services	8,933	9,477	10,567
OREO expense, net of income	8,652	7,670	6,397
FDIC insurance premiums	7,333	10,044	12,130
Mortgage servicing rights amortization	3,225	4,615	7,568
Mortgage servicing rights impairment (recovery)	1,275	(787)	(7,224)
Core deposit intangibles amortization	1,446	1,748	2,131
Other expenses	47,411	45,885	44,269
Total non-interest expense	218,412	221,004	217,710
Income before income tax expense	66,161	54,446	80,816
Income tax expense	21,615	17,090	26,953
Net income	44,546	37,356	53,863
Preferred stock dividends	3,422	3,422	3,422
Net income available to common shareholders	$41,124	$33,934	$50,441

Basic earnings per common share	$0.96	$0.85	$1.61
Diluted earnings per common share	0.96	0.85	1.59
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$50,000	$117,613	$362,477	$8,972	$539,062
Comprehensive income:
Net income	—	—	53,863	—	53,863
Other comprehensive income, net of tax	—	—	—	6,103	6,103
Total comprehensive income					59,966
Common stock transactions:
642,752 common shares purchased and retired	—	(11,052)	—	—	(11,052)
254,156 common shares issued	—	3,813	—	—	3,813
64,136 non-vested common shares issued	—	—	—	—	—
299,436 stock options exercised, net of 175,464 shares tendered in payment of option price and income tax withholding amounts	—	144	—	—	144
Tax benefit of stock-based compensation	—	742	—	—	742
Stock-based compensation expense	—	875	—	—	875
Cash dividends declared:
Common ($0.50 per share)	—	—	(15,694)	—	(15,694)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2009	50,000	112,135	397,224	15,075	574,434
Comprehensive income:
Net income	—	—	37,356	—	37,356
Other comprehensive loss, net of tax	—	—	—	(5,700)	(5,700)
Total comprehensive income					31,656
Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,257	—	—	153,257
117,140 non-vested common shares issued	—	—	—	—	—
18,821 non-vested common shares forfeited	—	—	—	—	—
92,880 stock options exercised, net of 111,792 shares tendered in payment of option price and income tax withholding amounts	—	649	—	—	649
Tax benefit of stock-based compensation	—	239	—	—	239
Non-vested liability awards vesting during period	—	59	—	—	59
Stock-based compensation expense	—	1,534	—	—	1,534
Cash dividends declared:
Common ($0.45 per share)	—	—	(17,905)	—	(17,905)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	44,546	—	44,546
Other comprehensive income, net of tax	—	—	—	9,659	9,659
Total comprehensive income					54,205
Common stock transactions:
17,926 common shares purchased and retired	—	(248)	—	—	(248)
15,440 common shares issued	—	205	—	—	205
130,904 non-vested common shares issued	—	—	—	—	—
27,963 non-vested common shares forfeited or canceled	—	—	—	—	—
83,025 stock options exercised, net of 174,583 shares tendered in payment of option price and income tax withholding amounts	—	385	—	—	385
Non-vested liability awards vesting during period	—	216	—	—	216
Tax benefit of stock-based compensation	—	204	—	—	204
Stock-based compensation expense	—	1,906	—	—	1,906
Cash dividends declared:
Common ($0.45 per share)	—	—	(19,233)	—	(19,233)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$44,546	$37,356	$53,863
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provisions for loan losses	58,151	66,900	45,300
Net loss on disposal of property and equipment	28	672	306
Depreciation and amortization	17,368	20,136	22,286
Net premium amortization on investment securities	10,353	6,762	1,293
Net gains on investment securities transactions	(1,544)	(170)	(137)
Net gains on sales of mortgage loans held for sale	(14,443)	(15,321)	(18,315)
Net gains on sales of student loan portfolio	—	(374)	—
Net loss on sale of mortgage servicing rights	—	1,525	48
Write-down of OREO	7,464	6,724	5,545
Write-down of equipment pending disposal	—	—	350
Loss on early extinguishment of debt	—	306	—
Mortgage servicing rights impairment (recovery)	1,275	(787)	(7,224)
Deferred income tax expense (benefit)	2,405	(17,257)	5,547
Net increase in cash surrender value of company-owned life insurance policies	(1,824)	(1,682)	(1,859)
Stock-based compensation expense	2,111	1,764	1,067
Tax benefits from stock-based compensation	204	239	742
Excess tax benefits from stock-based compensation	(124)	(225)	(719)
Originations of loans held for sale	4,466	1,121	19,280
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	1,654	3,495	1,571
Decrease (increase) in other assets	12,487	7,450	(36,120)
Decrease in accrued interest payable	(5,055)	(4,407)	(2,946)
Increase (decrease) in accounts payable and accrued expenses	3,579	(4,969)	(8,043)
Net cash provided by operating activities	143,101	109,258	81,835
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(18,846)	(33,118)	(9,910)
Available-for-sale	(1,166,364)	(1,317,938)	(868,917)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	12,682	15,134	19,785
Available-for-sale	943,490	833,910	493,389
Proceeds from sales of mortgage servicing rights, net of acquisitions	596	2,480	2,051
Extensions of credit to customers, net of repayments	90,548	71,762	146,943
Proceeds from sale of student loan portfolio	—	25,032	—
Recoveries of loans charged-off	5,231	2,889	2,392
Proceeds from sales of OREO	15,896	20,336	10,849
Capital expenditures, net of sales	(9,172)	(7,998)	(26,393)
Net cash used in investing activities	$(125,939)	$(387,511)	$(229,811)

INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2011	2010	2009
Cash flows from financing activities:
Net (decrease) increase in deposits	$(98,742)	$101,657	$649,797
Net decrease in federal funds purchased	—	—	(30,625)
Net (decrease) increase in repurchase agreements	(103,911)	146,013	(51,360)
Net decrease in short-term borrowings	(4,984)	(432)	(73,793)
Repayments of long-term debt	(302)	(35,851)	(10,795)
Debt issuance costs	—	—	(261)
Proceeds from issuance of common stock	385	167,400	3,914
Common stock issuance costs	—	(13,597)	—
Excess tax benefits from stock-based compensation	124	225	719
Purchase and retirement of common stock	(248)	(3,699)	(11,052)
Dividends paid to common stockholders	(19,233)	(17,905)	(15,694)
Dividends paid to preferred stockholders	(3,422)	(3,422)	(3,422)
Net cash provided by (used in) financing activities	(230,333)	340,389	457,428
Net increase (decrease) in cash and cash equivalents	(213,171)	62,136	309,452
Cash and cash equivalents at beginning of year	685,618	623,482	314,030
Cash and cash equivalents at end of year	$472,447	$685,618	$623,482

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$16,640	$37,325	$25,813
Cash paid during the year for interest expense	47,086	67,514	87,844

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2011, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2010 and 2009 to conform to the 2011 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

On March 5, 2010, the Company’s shareholders approved proposals to recapitalize the Company’s existing common stock. The recapitalization included, among other things, a redesignation of existing common stock as Class B common stock; a four-for-one stock split of the Class B common stock; and, the creation of a new class of common stock designated as Class A common stock. All share and per share information included in the accompanying consolidated financial statements, including the notes thereto, has been adjusted to give effect to the recapitalization of the common stock, including the four-for-one stock split of Class B common stock, as if the recapitalization had occurred on January 1, 2009, the earliest date presented. For additional information regarding the recapitalization, see Note 13—Capital Stock and Dividend Restrictions.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of goodwill and other real estate owned.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2011 and 2010, the Company had cash of $329,390 and $576,207, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $5,000 as of December 31, 2011 and 2010 to reduce service charges for check clearing services.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses are included in investment securities gains (losses). Declines in the fair value of securities below their cost that are judged to be other-than-temporary are included in other expenses if the decline is related to credit losses. Other-than-temporary impairment losses related to other factors are recognized in other comprehensive income, net of income taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific identification method.

The Company invests in securities on behalf of certain officers and directors of the Company who have elected to participate in the Company’s deferred compensation plans. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other non-interest income and salaries, wages and employee benefits expense.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all amounts due according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by anticipated selling costs, is used to measure impairment. The Company considers impaired loans to include all loans risk rated doubtful and non-consumer loans on which interest accrual has been discontinued or have been renegotiated in a troubled debt restructuring. Interest payments received on impaired loans are applied based on whether they are on accrual or non-accrual status. Interest income recognized by the Company on impaired loans primarily relate to loans modified in a troubled debt restructuring that remain on accrual status. Interest payments received on non-accrual impaired loans are applied to principle. Interest income is subsequently recognized only to the extent cash payments are received in excess of principle due.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A loan is considered a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions to minimize potential losses. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and are typically returned to accrual status after considering the borrower's sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will no longer be deemed impaired.

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $53,521 and $46,408 as of December 31, 2011 and 2010, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules. The allowance balance is an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio based upon quarterly analyses of the current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, industry concentrations and current economic factors and the estimated impact of current economic and environmental conditions on historical loss rates.

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. The determination of goodwill is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

During 2011, the Company determined that due to a significant and prolonged decrease in market prices for bank stocks, including the Company's common stock, an interim goodwill impairment test was warranted. The interim impairment test indicated that, as of December 31, 2011, the fair value of net assets was greater than the carrying value of the Company and no impairment existed.

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $19,563 as of December 31, 2011 and $18,117 as of December 31, 2010. Amortization expense related to core deposit intangibles recorded as of December 31, 2011 is expected to total $1,421, $1,417, $1,417, $1,417 and $1,380 in 2012, 2013, 2014, 2015 and 2016, respectively.

Mortgage Servicing Rights. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value based on comparable market data and are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 45 years for buildings and improvements and 4 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost.

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

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $350 were recognized in other non-interest expense in 2009. No impairment losses were recognized during 2011 or 2010.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $7,464, $6,724 and $5,545 were recorded in 2011, 2010 and 2009 respectively.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2011, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $13,357 and $6,807, respectively, were included in other assets at cost. As of December 31, 2010, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,357 and $6,819, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2011, 2010 or 2009.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008. The Company had no accrued interest or penalties as of December 31, 2011 or 2010.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,048, $3,200, and $3,422 in 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $1,906, $1,660 and $1,024 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in salaries, wages and benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2011, 2010 and 2009 were $736, $635 and $392, respectively. All compensation cost for stock-based awards is expensed at the Parent Company.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(2)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$1,134,427	$4,353	$(662)	$1,138,118
U.S. agency mortgage-backed securities & collateralized mortgage obligations	848,444	29,567	(14)	877,997
Private mortgage-backed securities	758	7	(16)	749
Total	$1,983,629	$33,927	$(692)	$2,016,864

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$152,619	$9,113	$(17)	$161,715
Other securities	162	—	—	162
Total	$152,781	$9,113	$(17)	$161,877

Gross gains of $1,544 and gross losses of $0 were realized on the disposition of available-for-sale securities in 2011.

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$956,017	$3,337	$(5,934)	$953,420
U.S. agency mortgage-backed securities & collateralized mortgage obligations	812,372	24,107	(4,619)	831,860
Private mortgage-backed securities	1,057	10	(12)	1,055
Total	$1,769,446	$27,454	$(10,565)	$1,786,335

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$146,850	$1,375	$(1,935)	$146,290
Other securities	218	—	—	218
Total	$147,068	$1,375	$(1,935)	$146,508

Gross gains of $173 and gross losses of $3 were realized on the disposition of available-for-sale securities in 2010. Gross gains of $138 and gross losses of $1 were realized on the disposition of available-for-sale securities in 2009.

As of December 31, 2011, the Company had general obligation securities with amortized costs of $112,215 included in state, county and municipal securities, of which $66,418 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

In 2009, the Company transferred available-for-sale state, county and municipal investment securities with amortized costs and fair values of $28,288 and $29,426, respectively, into the held-to-maturity category. Unrealized net gains of $1,138 included in accumulated other comprehensive income at the time of transfer are being amortized to yield over the remaining lives of the transferred securities of 3.4 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$287,404	$(662)	$—	$—	$287,404	$(662)
U.S. agency mortgage-backed securities & collateralized mortgage obligations	45,694	(14)	—	—	45,694	(14)
Private mortgage-backed securities	246	(10)	177	(6)	423	(16)
Total	$333,344	$(686)	$177	$(6)	$333,521	$(692)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$—	$—	$773	$(17)	$773	$(17)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$498,344	$(5,934)	$—	$—	$498,344	$(5,934)
U.S. agency mortgage-backed securities & collateralized mortgage obligations	160,161	(4,619)	—	—	160,161	(4,619)
Private mortgage-backed securities	—	—	249	(12)	249	(12)
Total	$658,505	$(10,553)	$249	$(12)	$658,754	$(10,565)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$42,178	$(1,814)	$3,023	$(121)	$45,201	$(1,935)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2011, the Company had 24 individual investment securities that were in an unrealized loss position. As of December 31, 2010, the Company had 128 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2011 and 2010 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2011, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2011, 2010 or 2009.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at December 31, 2011 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2011	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$406,390	$417,159	$5,892	$5,632
After one year but within five years	1,356,932	1,371,734	23,505	24,258
After five years but within ten years	108,529	112,305	59,870	63,965
After ten years	111,778	115,666	63,352	67,860
Total	1,983,629	2,016,864	152,619	161,715
Investments with no stated maturity	—	—	162	162
Total	$1,983,629	$2,016,864	$152,781	$161,877

At December 31, 2011, the Company had investment securities callable within one year with amortized costs and estimated fair values of $695,610 and $696,727, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

At December 31, 2011, the Company had callable structured notes with amortized costs and estimated fair values of $179,961 and $180,473, respectively. These callable structured notes, which are classified as available-for-sale and included in the after one year but within five years category in the table above, have fixed interest rates that increase at various intervals as market rates increase.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2011 and 2010, the Company had variable rate mortgage-backed securities with amortized costs of $21,333 and $15,946, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2011, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities. As of December 31, 2011 and 2010, all mortgage-backed securities were residential in nature.

Investment securities with amortized cost of $1,280,317 and $1,606,951 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2011 and 2010 was $1,310,895 and $1,624,767, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2011	2010
Real estate loans:
Commercial	$1,553,155	$1,565,665
Construction:
Land acquisition & development	278,613	329,720
Residential	61,106	99,196
Commercial	61,054	98,542
Total construction loans	400,773	527,458
Residential	571,943	549,604
Agricultural	175,302	182,794
Total real estate loans	2,701,173	2,825,521
Consumer:
Indirect consumer	407,651	423,552
Other consumer	147,487	162,137
Credit card	60,933	60,891
Total consumer loans	616,071	646,580
Commercial	693,261	730,471
Agricultural	119,710	116,546
Other, including overdrafts	2,813	2,383
Loans held for investment	4,133,028	4,321,501
Mortgage loans held for sale	53,521	46,408
Total loans	$4,186,549	$4,367,909

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $312,295 and $348,272 as of December 31, 2011 and 2010, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than five years.

Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only.

Consumer loans include direct personal loans, credit card loans and lines of credit; and indirect dealer loans for the purchase of automobiles, recreational vehicles, boats and other consumer goods. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individuals in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2011	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$22,124	$7,871	$630	$30,625	$1,455,139	$67,391	$1,553,155
Construction:
Land acquisition & development	5,251	2,448	867	8,566	208,134	61,913	278,613
Residential	415	—	—	415	56,219	4,472	61,106
Commercial	1,698	—	—	1,698	34,820	24,536	61,054
Total construction loans	7,364	2,448	867	10,679	299,173	90,921	400,773
Residential	4,669	973	1,798	7,440	546,278	18,225	571,943
Agricultural	4,103	1,831	—	5,934	166,119	3,249	175,302
Total real estate loans	38,260	13,123	3,295	54,678	2,466,709	179,786	2,701,173
Consumer:
Indirect consumer	3,078	370	45	3,493	403,695	463	407,651
Other consumer	1,479	436	60	1,975	144,625	887	147,487
Credit card	604	375	585	1,564	59,343	26	60,933
Total consumer loans	5,161	1,181	690	7,032	607,663	1,376	616,071
Commercial	13,721	3,464	405	17,590	657,609	18,062	693,261
Agricultural	476	215	110	801	118,150	759	119,710
Other, including overdrafts	—	2	—	2	2,811	—	2,813
Loans held for investment	57,618	17,985	4,500	80,103	3,852,942	199,983	4,133,028
Mortgage loans originated for sale	—	—	—	—	53,521	—	53,521
Total loans	$57,618	$17,985	$4,500	$80,103	$3,906,463	$199,983	$4,186,549

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

				Total Loans
	30 - 59	60 - 89	> 90	30 or More	#CIRCULAR!		#CIRCULAR!
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2010	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$12,934	$5,025	$—	$17,959	$1,478,758	$68,948	$1,565,665
Construction:
Land acquisition & development	5,666	3,942	—	9,608	278,565	41,547	329,720
Residential	2,783	239	—	3,022	79,495	16,679	99,196
Commercial	2,794	—	—	2,794	79,159	16,589	98,542
Total construction loans	11,243	4,181	—	15,424	437,219	74,815	527,458
Residential	1,219	973	—	2,192	532,190	15,222	549,604
Agricultural	3,086	1,770	—	4,856	175,441	2,497	182,794
Total real estate loans	28,482	11,949	—	40,431	2,623,608	161,482	2,825,521
Consumer:
Indirect consumer	3,376	341	—	3,717	419,271	564	423,552
Other consumer	1,345	207	15	1,567	159,233	1,337	162,137
Credit card	613	392	759	1,764	59,097	30	60,891
Total consumer loans	5,334	940	774	7,048	637,601	1,931	646,580
Commercial	5,220	2,849	957	9,026	690,492	30,953	730,471
Agricultural	697	1,417	117	2,231	113,339	976	116,546
Other, including overdrafts	—	123	4	127	2,256	—	2,383
Loans held for investment	39,733	17,278	1,852	58,863	4,067,296	195,342	4,321,501
Mortgage loans originated for sale	—	—	—	—	46,408	—	46,408
Total loans	$39,733	$17,278	$1,852	$58,863	$4,113,704	$195,342	$4,367,909

If interest on non-accrual loans had been accrued, such income would have approximated $12,378, $8,912 and $6,448 during the years ended December 31, 2011, 2010 and 2009, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	As of December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

	As of December 31, 2010
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064
Residential	18,632	2,993	13,721	16,714	3,431
Commercial	17,458	2,976	13,578	16,554	3,877
Total construction loans	84,461	30,089	47,739	77,828	15,372
Residential	8,951	1,741	7,110	8,851	1,266
Agricultural	3,045	1,065	1,432	2,497	128
Total real estate loans	175,650	64,820	97,984	162,804	27,081
Commercial	36,251	11,354	24,168	35,522	14,892
Agricultural	976	498	478	976	253
Total	$212,877	$76,672	$122,630	$199,302	$42,226

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	December 31, 2011		December 31, 2010
	Average		Average
	Recorded	Income	Recorded
	Investment	Recognized	Investment
Real estate:
Commercial	$85,702	$633	$49,713
Construction:
Land acquisition & development	57,675	96	34,871
Residential	19,769	384	15,097
Commercial	20,676	—	21,086
Total construction loans	98,120	480	71,054
Residential	15,768	258	10,889
Agricultural	6,188	167	1,737
Total real estate loans	205,778	1,538	133,393
Commercial	31,490	121	22,017
Agricultural	907	—	974
Total	$238,175	$1,659	$156,384

As of December 31, 2009, the Company’s total recorded investment in impaired loans was $113,975, including $61,529 with no specific allowance for loan loss and $52,446 with an allowance for loan losses of $20,182. For the year ended December 31, 2009, the Company’s average recorded investment in impaired loans was $106,048.

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principle. Interest income is subsequently recognized only to the extent cash payments are received in excess of principle due. If interest on impaired loans had been accrued, interest income on impaired loans during 2011, 2010 and 2009 would have been approximately $12,231, $8,794 and $6,261, respectively.

Collateralized impaired loans are generally recorded at the fair value of the underlying collateral using discounted cash flows, independent appraisals and management estimates based upon current market conditions. For loans measured under the present value of cash flows method, the change in present value attributable to the passage of time, if applicable, is recognized in the provision for loan losses and thus no interest income is recognized.

Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and are typically returned to accrual status after considering the borrower's sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had loans renegotiated in troubled debt restructurings of $94,827 as of December 31, 2011, of which $57,451 were included in non-accrual loans and $37,376 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $53,700 as of December 31, 2010, of which $40,210 were included in non-accrual loans and $13,490 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $11,413 as of December 31, 2009, of which $6,730 were included in non-accrual loans and $4,683 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during 2011:

	Number of Notes	Type of Concession				Principle Balance at Restructure Date
		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	60	$23,982	$4,444	$3,131	$7,364	$38,921
Construction:
Land acquisition & development	9	995	4,124	680	408	6,207
Residential	5	7,749	878	234	—	8,861
Total construction loans	14	8,744	5,002	914	408	15,068
Residential	6	9,771	364	223	590	10,948
Agriculture	7	3,594	517	189	240	4,540
Total real estate loans	87	46,091	10,327	4,457	8,602	69,477
Consumer:
Indirect consumer	2				29	29
Other consumer	3	17	11		50	78
Total consumer loans	5	17	11	—	79	107
Commercial	40	11,727	428	662	2,555	15,372
Agriculture	5		24		163	187
Total	137	$57,835	$10,790	$5,119	$11,399	$85,143

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principle loan forgiveness or other charge-offs directly related to the restructuring. Due to the types of the modifications made during 2011, which largely consisted of interest only period modifications, the Company had no charge-offs directly related to modifying troubled debt restructurings during 2011.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during 2011. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. Eighteen of the twenty troubled debt restructurings with payment defaults in the following table are on non-accrual status.

	As of December 31, 2011
	Number of Notes	Balance
Real estate:
Commercial	9	$2,747
Construction:
Land acquisition & development	1	1,135
Residential	1	170
Total construction loans	2	1,305
Agriculture	1	33
Total real estate loans	12	4,085
Commercial	6	213
Agricultural	2	24
Total	20	$4,322

At December 31, 2011, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Doubtful — includes loans that exhibit pronounced weaknesses to a point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Doubtful loans are required to be placed on non-accrual status and are assigned specific loss exposure.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of December 31, 2011
Real estate:
Commercial	$129,046	$153,320	$25,087	$307,453
Construction:
Land acquisition & development	37,294	31,873	38,761	107,928
Residential	9,448	5,528	2,044	17,020
Commercial	—	2,620	21,916	24,536
Total construction loans	46,742	40,021	62,721	149,484
Residential	8,149	15,706	15,140	38,995
Agricultural	16,037	18,498	395	34,930
Total real estate loans	199,974	227,545	103,343	530,862
Consumer:
Indirect consumer	1,141	1,729	247	3,117
Other consumer	745	1,361	674	2,780
Credit card	—	486	2,789	3,275
Total consumer loans	1,886	3,576	3,710	9,172
Commercial	34,698	33,478	12,849	81,025
Agricultural	4,345	5,195	263	9,803
Total	$240,903	$269,794	$120,165	$630,862

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of December 31, 2010
Real estate:
Commercial	$133,700	$149,604	$41,662	$324,966
Construction:
Land acquisition & development	73,151	36,552	21,795	131,498
Residential	9,083	9,842	13,721	32,646
Commercial	9,025	18,611	13,598	41,234
Total construction loans	91,259	65,005	49,114	205,378
Residential	13,889	18,725	11,474	44,088
Agricultural	12,683	20,885	1,432	35,000
Total real estate loans	251,531	254,219	103,682	609,432
Consumer:
Indirect consumer	768	1,964	315	3,047
Other consumer	903	1,499	1,131	3,533
Credit card	—	571	3,467	4,038
Total consumer loans	1,671	4,034	4,913	10,618
Commercial	47,307	39,145	24,280	110,732
Agricultural	5,416	6,255	478	12,149
Total	$305,925	$303,653	$133,353	$742,931

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

(4)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	46,844	3,566	7,959	(218)	—	58,151
Less loans charged-off	(45,764)	(6,043)	(19,332)	(142)	—	(71,281)
Add back recoveries of loans previously charged-off	2,135	1,739	1,344	13	—	5,231
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Individually evaluated for impairment	$28,023	$—	$4,664	$151	$—	$32,838
Collectively evaluated for impairment	59,373	8,594	10,661	1,115	—	79,743
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Total loans:
Individually evaluated for impairment	$210,199	$—	$19,638	$759	$—	$230,596
Collectively evaluated for impairment	2,544,495	616,071	673,623	118,951	2,813	3,955,953
Total loans	$2,754,694	$616,071	$693,261	$119,710	$2,813	$4,186,549

Year ended December 31, 2010	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$76,357	$6,220	$18,608	$1,845	$—	$103,030
Provision charged to operating expense	42,163	8,636	16,333	(232)	—	66,900
Less loans charged-off	(34,718)	(7,577)	(10,023)	(21)	—	(52,339)
Add back recoveries of loans previously charged-off	379	2,053	436	21	—	2,889
Ending balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480

Individually evaluated for impairment	$27,081	$—	$14,892	$253	$—	$42,226
Collectively evaluated for impairment	57,100	9,332	10,462	1,360	—	78,254
Ending balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480

Total loans:
Individually evaluated for impairment	$162,804	$—	$35,522	$976	$—	$199,302
Collectively evaluated for impairment	2,709,125	646,580	694,949	115,570	2,383	4,168,607
Total loans	$2,871,929	$646,580	$730,471	$116,546	$2,383	$4,367,909

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company's loan portfolio and consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The following table presents a summary of changes in the allowance for loan losses for 2009:

Year ended December 31,	2009
Balance at beginning of year	$87,316
Provision charged to operating expense	45,300
Less loans charged-off	(31,978)
Add back recoveries of loans previously charged-off	2,392
Balance at end of year	$103,030

(5)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2011	2010
Land	$38,743	$35,573
Buildings and improvements	188,509	185,606
Furniture and equipment	63,939	61,689
	291,191	282,868
Less accumulated depreciation	(106,420)	(94,730)
Premises and equipment, net	$184,771	$188,138

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 16—Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2011	2010
Key executive, principal shareholder	$4,800	$4,680
Key executive split dollar	4,441	4,330
Group life	65,639	64,046
Total	$74,880	$73,056

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,800 and $4,680 at December 31, 2011 and 2010, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,441 and $4,330 at December 31, 2011 and 2010, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide postretirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $65,639 and $64,046 at December 31, 2011 and 2010, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death.

(7)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2011	2010	2009
Balance at beginning of year	$33,632	$38,400	$6,025
Additions	26,644	21,314	42,212
Capitalized improvements	14	240	6,515
Valuation adjustments	(7,464)	(6,724)	(5,545)
Dispositions	(15,374)	(19,598)	(10,807)
Balance at end of year	$37,452	$33,632	$38,400

Write-downs of $7,464 during 2011 included adjustments of $4,197 directly related to receipt of updated appraisals and adjustments of $3,267 based on management estimates of the current fair value of properties. Write-downs of $6,724 during 2010 included adjustments of $2,491 directly related to receipt of updated appraisals and adjustments of $4,233 based on management estimates of the current fair value of properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2011	2010	2009
Balance at beginning of year	$13,811	$18,732	$27,788
Sales of mortgage servicing rights	—	(4,528)	(3,022)
Purchases of mortgage servicing rights	—	—	8
Originations of mortgage servicing rights	2,864	4,222	9,681
Amortization expense	(3,225)	(4,615)	(7,568)
Write-off of permanent impairment	—	—	(8,155)
Balance at end of year	13,450	13,811	18,732
Less valuation reserve	(1,895)	(620)	(1,407)
Balance at end of year	$11,555	$13,191	$17,325

Principal balance of serviced loans underlying mortgage servicing rights	$1,803,303	$1,594,697	$2,394,331
Mortgage servicing rights as a percentage of serviced loans	0.64%	0.83%	0.72%

At December 31, 2011, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $11,910 and 3.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.5% to 21.0% and monthly prepayment speeds ranging from 1.0% to 6.2% depending upon the risk characteristics of the underlying loans. The Company recorded additional impairment of $1,275 in 2011 and recorded impairment reversals of $787 and $7,224 in 2010 and 2009, respectively. Permanent impairment of $8,155 was charged against the carrying value of mortgage servicing rights in 2009. No permanent impairment was recorded in 2011 or 2010.
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

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2011	2010
Non-interest bearing demand	$1,271,709	$1,063,869
Interest bearing:
Demand	1,306,509	1,218,078
Savings	1,691,413	1,718,521
Time, $100 and over	681,047	908,044
Time, other	876,293	1,017,201
Total interest bearing	4,555,262	4,861,844
Total deposits	$5,826,971	$5,925,713

The Company had no brokered time deposits as of December 31, 2011 and 2010.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $98,331 and $139,431 as of December 31, 2011 and 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of time deposits at December 31, 2011 are as follows:

	Time, $100 and Over	Total Time
2012	$519,550	$1,152,712
2013	95,794	232,999
2014	22,571	60,102
2015	19,140	53,898
2016	23,992	57,540
Thereafter	—	89
Total	$681,047	$1,557,340

Interest expense on time deposits of $100 or more was $10,377, $18,595 and $25,212 for the years ended December 31, 2011, 2010 and 2009, respectively.

(10)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2011	2010
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.52% at December 31, 2011)	15,000	15,000
Various notes payable to FHLB, interest due monthly at various rates and maturities through October 31, 2015 (weighted average rate of 4.83% at December 31, 2011)	425	690
8.00% capital lease obligation with term ending October 25, 2029	1,775	1,812
Total long-term debt	$37,200	$37,502
Maturities of long-term debt at December 31, 2011 are as follows:
2012		$40
2013		244
2014		49
2015		285
2016		65
Thereafter		36,517
Total		$37,200

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.52% as of December 31, 2011. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $143,069, subject to collateral availability. As of December 31, 2011 and 2010, FHLB advances of $425 and $690, respectively, were included in long-term debt. As of December 31, 2011 and December 31, 2010 there were no short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,775 and $1,812 as of December 31, 2011 and 2010, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

The Company had other borrowed funds of $7 and $4,991 as of December 31, 2011 and 2010, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

The Company has federal funds lines of credit with third parties amounting to $115,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $301,948 secured by a blanket pledge of indirect consumer loans.

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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2011	2010
March 2003	March 26, 2033	$41,238	$41,238
October 2007	January 1, 2038	10,310	10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$123,715	$123,715

In March 2003, the Company issued $41,238 of Subordinated Debentures to FIST. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. As of December 31, 2011 the interest rate on the Subordinated Debentures was 3.72%.

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2011 the interest rate on the Subordinated Debentures was 2.62%.

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

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2011 the interest rate on the Subordinated Debentures was 3.07%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bear interest at a fixed rate of 6.78% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2011, the interest rate on the Subordinated Debentures was 3.12%.

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

Subject to certain limitations, the Trust Preferred Securities qualify as tier 1 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines. Proceeds from the issuance of the Trust Preferred Securities were used to fund acquisitions.

(12)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

The Company has 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) issued with an aggregate value of $50,000. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company may redeem all or part of the Series A Preferred Stock at any time after January 10, 2013 at a redemption price of $10,000 per share plus all accrued and unpaid dividends. After January 10, 2018, the Series A Preferred Stock may be converted, at the option of the holder, into shares of the Company’s Class B common stock at a ratio of 320 shares of common stock for every one share of Series A Preferred Stock.

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

The Company had 16,443,429 and 15,598,632 shares of Class A common stock outstanding as of December 31, 2011 and 2010, respectively.

The Company had 26,540,745 and 27,202,062 shares of Class B common stock outstanding as of December 31, 2011 and 2010, respectively.

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

(13)	EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares determined for the basic earnings per share computation plus the dilutive effects of stock-based compensation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2011	2010	2009
Net income	$44,546	$37,356	$53,863
Less preferred stock dividends	3,422	3,422	3,422
Net income available to common shareholders, basic and diluted	$41,124	$33,934	$50,441

Weighted average common shares outstanding for basic earnings per share computation	42,749,526	39,907,640	31,335,668
Dilutive effects of stock-based compensation	97,670	219,725	342,832
Weighted average common shares outstanding for diluted earnings per common share computation	42,847,196	40,127,365	31,678,500

Basic earnings per common share	$0.96	$0.85	$1.61
Diluted earnings per common share	$0.96	$0.85	$1.59

The Company had 2,865,832, 2,301,413 and 1,933,532 stock options outstanding as of December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 9,427, 17,644 and 24,656 shares of unvested restricted stock as of December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2011, the Company exceeded all capital adequacy requirements to which it is subject.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2011 and 2010 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital:
Consolidated	$800,354	16.5%	$387,082	8.0%	NA	NA
FIB	663,860	13.8	384,987	8.0	$481,234	10.0%
Tier 1 risk-based capital:
Consolidated	704,229	14.6	193,541	4.0	NA	NA
FIB	588,059	12.2	192,494	4.0	$288,740	6.0
Leverage capital ratio:
Consolidated	704,229	9.8	286,303	4.0	NA	NA
FIB	588,059	8.2	285,358	4.0	$356,698	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total risk-based capital:
Consolidated	$772,337	15.5%	$398,720	8.0%	NA	NA
FIB	634,976	12.8	396,754	8.0	$495,943	10.0%
Tier 1 risk-based capital:
Consolidated	674,319	13.5	199,360	4.0	NA	NA
FIB	557,261	11.2	198,377	4.0	$297,566	6.0
Leverage capital ratio:
Consolidated	674,319	9.3	291,023	4.0	NA	NA
FIB	557,261	7.7	290,071	4.0	$362,589	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $4,006 as of December 31, 2011.

The Company had commitments to purchase held-to-maturity municipal investment securities of $1,916 as of December 31, 2011.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2,030 in 2011, $1,960 in 2010 and $2,425 in 2009.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2011, are as follows:

	Third Parties	Related Partnership	Total
For the year ending December 31:
2012	$1,008	$2,071	$3,079
2013	922	1,916	2,838
2014	835	1,755	2,590
2015	812	1,199	2,011
2016	745	—	745
Thereafter	4,572	—	4,572
Total	$8,894	$6,941	$15,835

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.
In 2008, Visa, Inc. completed a restructuring and issued shares of Class B Visa, Inc. common stock to its financial members, including 60,108 shares to the Company. In September 2009, the Company sold all of its Visa Class B shares for $2,128. In conjunction with the sale, the Company entered into a derivative contract whereby the Company will make or receive payments based on subsequent changes in the conversion rate of Class B Visa common shares in Class A Visa common shares, which is subject to adjustment depending on the outcome of certain specifically defined litigation against Visa, Inc. The value of the derivative liability contract is estimated based on the Company's expectations regarding the ultimate resolution of the Visa, Inc. litigation, which involves a high degree of judgment and subjectivity. This litigation had not been resolved as of December 31, 2011. As of December 31, 2011 and 2010, a liability of $383 and $86, respectively, related to the derivative contract is included in accounts payable and accrued expenses. The derivative contract is collateralized by $1,021 of U.S. government agency investment securities.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $13,839 and $18,122 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2011 and 2010, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2011, 2010 and 2009. In the opinion of management, the risk of recourse and the subsequent

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company issues various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,049,796 at December 31, 2011, which included $285,761 on unused credit card lines and $283,861 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,038,979 at December 31, 2010, which included $270,142 on unused credit card lines and $232,795 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2011 and 2010, the Company had outstanding stand-by letters of credit of $69,934 and $85,543, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(17)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2011	2010	2009
Current:
Federal	$16,451	$29,866	$18,691
State	2,759	4,481	2,715
Total current	19,210	34,347	21,406
Deferred:
Federal	2,131	(15,268)	4,846
State	274	(1,989)	701
Total deferred	2,405	(17,257)	5,547
Total income tax expense	$21,615	$17,090	$26,953

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2011, 2010 and 2009 to income before income taxes as a result of the following:

Year ended December 31,	2011	2010	2009
Tax expense at the statutory tax rate	$23,156	$19,056	$28,286
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,578)	(3,661)	(3,784)
State income tax, net of federal income tax benefit	1,972	1,619	2,225
Other, net	65	76	226
Tax expense at effective tax rate	$21,615	$17,090	$26,953

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2011	2010
Deferred tax assets:
Loans, principally due to allowance for loan losses	$42,602	$46,623
Employee benefits	7,659	7,182
Other real estate owned write-downs and carrying costs	7,444	3,170
Deferred gain on sale of subsidiary	1,010	1,263
Other	428	400
Deferred tax assets	59,143	58,638
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,284)	(4,467)
Investment securities, unrealized gains	(13,091)	(6,652)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(855)	(735)
Prepaid amounts	(921)	(789)
Government agency stock dividends	(2,079)	(2,081)
Goodwill and core deposit intangibles	(22,736)	(19,044)
Mortgage servicing rights	(4,150)	(4,761)
Other	(1,399)	(1,637)
Deferred tax liabilities	(49,515)	(40,166)
Net deferred tax assets	$9,628	$18,472

As of December 31, 2011, the Company had a net deferred tax asset of $9,628. The Company had a current net income tax payable of $489 and a current net income tax receivable of $1,764 at December 31, 2011 and 2010, respectively, which are included in accounts payable and accrued expenses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2011, there were 854,739 common shares available for future grant under the 2006 Plan. All awards granted subsequent to completion of the Company’s IPO on March 29, 2010 will be for shares of Class A common stock. All awards granted prior to the Company’s IPO are for shares of Class B common stock.

Stock Options. All options granted have an exercise price equal to fair market value, which is currently defined as the closing sales price for the stock as quoted on the NASDAQ Stock Market for the last market trading day preceding the date that the Company’s Board of Directors awards the benefit. Options may be subject to vesting as determined by the Company's Board of Directors or Compensation Committee, and can be exercised for periods of up to ten years from the date of grant.

Compensation expense related to stock option awards of $915, $813 and $588 was included in salaries, wages and benefits expense on the Company’s consolidated income statements for the years ended December 31, 2011, 2010 and 2009, respectively. Related income tax benefits recognized for the years ended December 31, 2011, 2010 and 2009 were $349, $311 and $225, respectively.

The weighted average grant date fair value of options granted was $4.30, $4.58 and $1.01 during the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2011	2010	2009
Expected volatility	36.36%	35.66%	9.58%
Expected dividend yield	3.17%	2.98%	3.28%
Risk-free interest rate	3.05%	3.08%	2.64%
Expected life of options (in years)	8.0	7.7	7.7

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The 2011 and 2010 expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Prior to 2010, the Company elected to use the “simplified” method to estimate expected life. The Company expected the historical volatility of its common stock would not be indicative of future volatility subsequent to the Company’s IPO, which was concluded on March 29, 2010. As such, in 2011 and 2010 the Company estimated expected volatility based on the share price volatility of a peer group of publicly-traded regional banks of similar size and performance as the Company over the expected life of options. Prior to 2010, expected volatility was based on the historical volatility of the Company’s common stock calculated using the quarterly appraised value of a minority interest over the expected life of options.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	3,584,852	$16.15
Granted	359,729	14.16
Exercised	(257,608)	10.74
Forfeited	(54,500)	14.91
Expired	(147,545)	18.63
Outstanding options, end of year	3,484,928	$16.26	5.04 years
Outstanding options exercisable, end of year	2,896,755	$16.60	4.33 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2011 was $889. The total intrinsic value of options exercised was $764, $757 and $2,035 during the years ended December 31, 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $285, $250 and $733 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received cash of $385, $649 and $144 from stock option exercises during the years ended December 31, 2011, 2010 and 2009, respectively. The Company redeemed common stock with aggregate values of $2,381, $1,643 and $3,183 tendered in payment for stock option exercises during the years ended December 31, 2011, 2010 and 2009, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2011 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	625,354	$2.46
Granted	359,729	4.30
Vested	(342,347)	2.09
Forfeited	(54,500)	3.42
Nonvested stock options, end of year	588,236	$3.71

As of December 31, 2011, there was $1,410 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.53 years. The total fair value of shares vested during 2011 was $713.

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

Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $991, $847 and $436 was included in salaries, wages and benefits expense on the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, respectively. Related income tax benefits recognized for the years ended December 31, 2011, 2010 and 2009 were $379, $324 and $167, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information regarding the Company’s restricted stock as of December 31, 2011:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	155,410	$15.76
Granted	130,904	14.20
Vested	(67,581)	16.07
Forfeited	(22,527)	15.10
Canceled	(5,436)	18.63
Restricted stock, end of year	190,770	$14.57

During 2011, the Company issued 130,904 restricted common shares as follows: 24,056 shares, of which 12,028 vest in varying percentages upon achievement of defined return on asset performance goals and 12,028 vest in varying percentages upon achievement of defined return on equity performance goals. All are contingent on employment as of December 31, 2013. Additionally, 106,848 shares were issued that vest one-third on each annual anniversary of the grant date through February 15, 2014 contingent on continued employment.

As of December 31, 2011, there was $1,718 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.66 years.

(19)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorized quarterly contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $1,480, $1,197 and $1,757 in 2011, 2010 and 2009, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $3,905, $3,896 and $3,857 in 2011, 2010 and 2009, respectively.

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

The Plan’s unfunded benefit obligation of $3,948 and $3,575 as of December 31, 2011 and 2010, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $507, $502 and $194 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in salaries, wages and employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2011 and 2010, and the net periodic benefit costs for the year then ended, included a discount rate of 5.3% and a 5.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $177, $176, $207, $195 $195 and $1,381 for 2012, 2013, 2014, 2015, 2016, and 2017 through 2021, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

At December 31, 2011, the Company had accumulated other comprehensive loss related to the Plan of $2,400, or $1,499 net of related income tax benefit, comprised of net actuarial losses of $1,932 and unamortized transition asset of $468. The Company estimates $135 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2012.

(20)	OTHER COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows:

Year ended December 31,	2011	2010	2009
Other comprehensive income (loss):
Investment securities available-for-sale:
Change in net unrealized (loss) gain during the period	$17,168	$(8,438)	$10,322
Reclassification adjustment for gains included in income	(1,544)	(170)	(137)
Unamortized premium on available-for-sale securities transferred into held-to-maturity	389	722	1,055
Change in the net actuarial loss on defined benefit post-retirement benefit plans	135	(940)	(1,179)
	16,148	(8,826)	10,061
Deferred tax expense	6,489	(3,126)	3,958
Net other comprehensive income (loss)	$9,659	$(5,700)	$6,103

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2011	2010
Net unrealized gain on investment securities available-for-sale	$20,533	$10,959
Net actuarial loss on defined benefit post-retirement benefit plans	(1,499)	(1,584)
Net accumulated other comprehensive income	$19,034	$9,375

(21)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $26,644, $21,314 and $42,212 to other real estate owned in 2011, 2010 and 2009, respectively.

The Company transferred internally originated mortgage servicing assets of $2,864, $4,222 and $9,681 from loans to mortgage servicing assets in 2011, 2010 and 2009, respectively.

The Company transferred real property pending disposal of $1,513 to other assets in 2010. The Company transferred equipment pending disposal of $1,519 to other assets in 2009.

The Company transferred accrued liabilities of $216 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011 and 2010, respectively.

In conjunction with the sale of mortgage servicing rights, the Company recorded receivables of $1,204 and $938 during 2010 and 2009, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(22)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2011	2010
Condensed balance sheets:
Cash and cash equivalents	$131,860	$133,277
Investment in subsidiaries, at equity:
Bank subsidiaries	775,026	740,006
Nonbank subsidiaries	1,973	1,975
Total investment in subsidiaries	776,999	741,981
Other assets	27,569	27,010
Total assets	$936,428	$902,268

Other liabilities	$19,552	$16,697
Advances from subsidiaries, net	2,141	5,054
Long-term debt	20,000	20,000
Subordinated debentures held by subsidiary trusts	123,715	123,715
Total liabilities	165,408	165,466
Stockholders’ equity	771,020	736,802
Total liabilities and stockholders’ equity	$936,428	$902,268

Years Ended December 31,	2011	2010	2009
Condensed statements of income:
Dividends from subsidiaries	$30,000	$15,400	$41,900
Other interest income	118	105	9
Other income, primarily management fees from subsidiaries	10,617	11,336	11,529
Total income	40,735	26,841	53,438
Salaries and benefits	13,975	13,435	12,687
Interest expense	7,273	7,703	8,773
Other operating expenses, net	6,903	6,827	6,270
Total expenses	28,151	27,965	27,730
Earnings before income tax benefit	12,584	(1,124)	25,708
Income tax expense (benefit)	(6,518)	(6,254)	(6,261)
Income before undistributed earnings of subsidiaries	19,102	5,130	31,969
Undistributed earnings of subsidiaries	25,444	32,226	21,894
Net income	$44,546	$37,356	$53,863

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2011	2010	2009
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$44,546	$37,356	$53,863
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(25,444)	(32,226)	(21,894)
Depreciation and amortization	85	217	241
Write-down of equipment pending sale	—	—	350
Deferred income tax expense (benefit)	23	(1,455)	(1,401)
Stock-based compensation expense	2,111	1,764	1,067
Tax benefits from stock-based compensation	204	239	742
Excess tax benefits from stock-based compensation	(124)	(225)	(719)
Other, net	2,492	(3,087)	(8,664)
Net cash provided by operating activities	23,893	2,583	23,585
Cash flows from investing activities:
Capitalization of subsidiaries	—	(130)	(535)
Capital expenditures	(3)	—	—
Net cash used in investing activities	(3)	(130)	(535)
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	(2,913)	5,002	(4,718)
Repayments of long-term debt	—	(33,929)	(8,928)
Debt issuance costs	—	—	(261)
Proceeds from issuance of common stock	385	167,400	3,914
Common stock issuance costs	—	(13,597)	—
Excess tax benefits from stock-based compensation	124	225	719
Purchase and retirement of common stock	(248)	(3,699)	(11,052)
Dividends paid to common stockholders	(19,233)	(17,905)	(15,694)
Dividends paid to preferred stockholders	(3,422)	(3,422)	(3,422)
Net cash provided by (used in) financing activities	(25,307)	100,075	(39,442)
Net change in cash and cash equivalents	(1,417)	102,528	(16,392)
Cash and cash equivalents, beginning of year	133,277	30,749	47,141
Cash and cash equivalents, end of year	$131,860	$133,277	$30,749

Noncash Investing and Financing Activities — The Company transferred accrued liabilities of $216 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011 and 2010, respectively.

During 2009, the Company settled an intercompany payable to a nonbank subsidiary through investment in subsidiary. The settlement resulted in a decrease in advances from subsidiary of $581 and a corresponding decrease in investment in subsidiary.

During 2009, the Company transferred equipment pending disposal of $1,519 to other assets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(23)	FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Balance as of 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,138,118	$—	$1,138,118	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	877,997	—	877,997	—
Private mortgage-backed securities	749	—	749	—
Mortgage servicing rights	11,910	—	11,910	—
Derivative liability contract	383	—	—	383

	Fair Value Measurements at Reporting Date Using
	Balance as of 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$953,420	$—	$953,420	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	831,860	—	831,860	—
Private mortgage-backed securities	1,055	—	1,055	—
Mortgage servicing rights	13,694	—	13,694	—
Derivative liability contract	86	—	—	86

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the twelve months ended December 31, 2011 and 2010:

For the Twelve Months Ended December 31,	2011	2010
Balance, beginning of period	$86	$245
Accruals during the period	425	155
Cash payments during the period	(128)	(314)
Balance, end of period	$383	$86

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. The Company obtains fair value measurements for investment securities from an independent pricing service and evaluates mortgage servicing rights for impairment using an independent valuation service. The vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

portfolio managers. The Company has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations. These internal processes include obtaining and reviewing available reports on internal controls, evaluating the prices for reasonableness given market changes, obtaining and evaluating the inputs used in the model for a sample of securities, investigating anomalies and confirming determinations through discussions with the vendor. For investment securities, if needed, a broker may be utilized to determine the reported fair value. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Securities Available-for-Sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment's terms and conditions, among other things.

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated based on the Company's expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. On April 6, 2011 and December 29, 2011, Visa disclosed it had provided additional funding to its litigation escrow account thereby reducing the conversion rate of the Class B shares into Class A shares. During 2011, the Company made cash payments to the purchaser of $102 due to changes in conversion rates and $26 to extend the derivative liability contract until all litigation is settled. In addition, during 2011 the Company revised its estimate of Visa's future litigation funding and increased its derivative liability contract by $425.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2011
Impaired loans	$100,035	$—	$—	$100,035	$(67,043)
Other real estate owned	17,000	—	—	17,000	(21,282)

As of December 31, 2010
Impaired loans	$97,574	$—	$—	$97,574	$(55,800)
Other real estate owned	23,727	—	—	23,727	(20,974)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2011, certain impaired loans with a carrying value of $167,078 were reduced by specific valuation allowance allocations of $32,838 and partial loan charge-offs of $34,205 resulting in a reported fair value of $100,035. As of December 31, 2010, certain impaired loans with a carrying value of $153,374 were reduced by specific valuation allowance allocations of $42,226 and partial loan charge-offs of $13,574 resulting in a reported fair value of $97,574.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2011 and 2010, the Company had a long-lived asset to be disposed of by sale of $1,513 that was carried at cost.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2011 and 2010, all mortgage loans held for sale were recorded at cost.

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

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fair value of the derivative contract was estimated by discounting cash flows using assumptions regarding the expected outcome of related litigation. The floating rate term notes, floating rate subordinated debentures, floating rate subordinated term loan and unsecured demand notes bear interest at floating market rates and, as such, carrying amounts are deemed to approximate fair values. The fair values of notes payable to the FHLB, fixed rate subordinated term debt, fixed rate subordinated debentures and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the estimated fair values of financial instruments follows:

	2011		2010
As of December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$472,447	$472,447	$685,618	$685,618
Investment securities available-for-sale	2,016,864	2,016,864	1,786,335	1,786,335
Investment securities held-to-maturity	152,781	161,877	147,068	146,508
Net loans	4,073,968	4,064,718	4,247,429	4,222,984
Accrued interest receivable	31,974	31,974	33,628	33,628
Mortgage servicing rights, net	11,555	11,910	13,191	13,694
Total financial assets	$6,759,589	$6,759,790	$6,913,269	$6,888,767

Financial liabilities:
Total deposits, excluding time deposits	$4,269,631	$4,269,631	$4,000,468	$4,000,468
Time deposits	1,557,340	1,565,558	1,925,245	1,936,011
Securities sold under repurchase agreements	516,243	516,243	620,154	620,154
Derivative contract	383	383	86	86
Accrued interest payable	8,123	8,123	13,178	13,178
Other borrowed funds	7	7	4,991	4,991
Long-term debt	37,200	34,341	37,502	34,249
Subordinated debentures held by subsidiary trusts	123,715	102,525	123,715	101,861
Total financial liabilities	$6,512,642	$6,496,811	$6,725,339	$6,710,998

(24)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $44,430 and $40,772 at December 31, 2011 and 2010, respectively. During 2011, new loans and advances on existing loans of $28,134 were funded and loan repayments totaled $23,443. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2011, net loans of $1,033 were removed due to changes in related parties from the prior year.

The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2011, 2010 and 2009, the Company paid total fees and operating expenses of $311, $305 and $296, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2011, 2010 and 2009, the Company received payments from the related entity of $70, $63 and $129, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a controlling ownership interest. The Company paid insurance premiums to the agency of $1,328, $879, and $830 in 2011, 2010 and 2009, respectively.

The Company purchases services from an entity in which two greater than 5% shareholders and five directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 12%, and in which the vice chairman is the chairman of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation.
During 2011, 2010 and 2009, the Company paid $250, $337 and $342, respectively, for these services. The Company also reimbursed the related entity for certain costs incurred in the Company’s behalf, primarily office costs for the vice chairman of the Company’s Board of Directors and the Company’s charitable foundation. These reimbursements totaled $88 and $81 in 2010 and 2009, respectively. During 2011, the Company paid these costs directly and thus no reimbursements were made. The related entity reimburses the Company for all salaries, wages and employee benefits expenses incurred by the Company in behalf of the related entity for its personnel.

During 2010, the Company entered into an agreement to sell real property to a director of the Company. The sale closed in 2011 at a sales price of $2,695. Prior to entering the agreement, the independent members of the Governance and Nominating Committee of the Company’s Board of Directors approved the transaction after reviewing fully the relationship and proposed terms of the transaction.

In conjunction with an acquisition, the Company assumed certain existing deferred compensatory agreements. Under the terms of one such agreement, the Company is required to make cash payments to a director of the Company for the promotion of growth and development of new business through December 31, 2011. The total amount due under the agreement was fixed prior to the acquisition date at $577, with a portion to be paid over four years and the remaining balance of $424 due in January 2012. As additional consideration under the agreement, the director provided, among other things, a covenant not to compete. Under the terms of the agreement, the Company made cash payments of $38 during 2011, 2010 and 2009. As of December 31, 2011, the Company had accrued a liability of $424 related to the final payment due in January 2012.

A director of the Company is party to an agreement to guarantee the payment of interest on loans between FIB and an unrelated third party borrower through December 31, 2012. Under the terms of the interest guaranty agreement, the director made interest payments to FIB on behalf of the borrower of $954 in 2011 and $487 in 2010. In addition, the director pledged to FIB collateral for the loans of the unrelated third party borrower. During 2011, the collateral was liquidated and proceeds of $7,998 were applied to the outstanding principal balances of the loans.

(25)	AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASC Topic 220, “Comprehensive Income.” The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 under Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” ASU No. 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. With the exception of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income under the ASU, ASU No. 2011-05 is effective for the Company on January 1, 2012, and is to be applied retrospectively to all periods presented. ASU 2011-12 under ASC Topic 220, "Comprehensive Income" was subsequently issued and defers the amendments to the presentation of reclassification of items out of accumulated other comprehensive income until such further time that the FASB can redeliberate and finalize this section. Management does not expect the adoption of ASU No. 2011-05 will have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance, ASU No. 2011-04, under ASC Topic 820 represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU No. 2011-04 is effective for the Company on January 1, 2012. Management does not expect the adoption of ASU No. 2011-04 will have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance, ASU No. 2011-03, under ASC Topic 860, “Transfers and Servicing,” is intended to improve financial reporting or repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in ASU No. 2011-03 are effective for the Company on January 1, 2012. Management does not expect the adoption of ASU No. 2011-03 will have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance, ASU No. 2011-02, under ASC Topic 310, “Receivables,” requires significant new disclosures about the nature, extent and financial impact of troubled debt restructurings presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. ASU No. 2011-02 also provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU No. 2011-02 was effective for the Company on July 1, 2011, and has been applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FASB ASC Topic 350, “Intangibles - Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles - Goodwill and Other,” amends prior guidance. Under this amended guidance, an entity is required to perform Step 2 of the goodwill impairment test if the reporting unit has a zero or negative carrying amount and if it is more likely than not that impairment exists. This guidance, which became effective for the Company on January 1, 2011, did not impact the Company's consolidated financial statements, results of operations or liquidity.

Additional new authoritative guidance, ASU No. 2011-08, under ASC Topic 350, “Intangibles - Goodwill and Other”, permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The “more likely than not” threshold is defined as having a likelihood of more than 50%. This guidance is effective for the Company January 1, 2012, with early adoption permitted. Management does not expect the adoption of ASU No. 2011-08 will have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

(26)	SUBSEQUENT EVENTS

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
10.11†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

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
† Management contract or compensatory plan or arrangement.
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

First Interstate BancSystem, Inc.

By:	/s/ LYLE R. KNIGHT	February 27, 2012
	Lyle R. Knight	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 27, 2012
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 27, 2012
	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ JULIE A. SCOTT	February 27, 2012
	Julie A. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 27, 2012
	Sandra A. Scott Suzor, Director	Date

By:	/s/ STEVEN J. CORNING	February 27, 2012
	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 27, 2012
	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 27, 2012
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 27, 2012
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	February 27, 2012
	James W. Haugh, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 27, 2012
	John M. Heyneman, Jr., Director	Date

By:	/s/ CHARLES M. HEYENMAN	February 27, 2012
	Charles M. Heyneman, Director	Date

By:	/s/ DAVID L. JAHNKE	February 27, 2012
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	February 27, 2012
	Ross E. Leckie, Director	Date

By:	/s/ TERRY W. PAYNE	February 27, 2012
	Terry W. Payne, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 27, 2012
	Michael J. Sullivan, Director	Date

By:	/s/ TERESA A. TAYLOR	February 27, 2012
	Teresa A. Taylor, Director	Date

By:	/s/ LYLE R. KNIGHT	February 27, 2012
	Lyle R. Knight President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ TERRILL R. MOORE	February 27, 2012
	Terrill R. Moore Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date