Form 10-Q
period 2012-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2012-05-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
COMMISSION FILE NUMBER 001-34653
________________________________________________________________________________________________________
First Interstate BancSystem, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Montana	81-0331430
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 North 31st Street, Billings, MT	59116-0918
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 406/255-5390
______________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2012 – Class A common stock	16,758,066
March 31, 2012 – Class B common stock	26,432,909

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$128,341	$142,502
Federal funds sold	304	309
Interest bearing deposits in banks	494,279	329,636
Total cash and cash equivalents	622,924	472,447
Investment securities:
Available-for-sale	1,955,436	2,016,864
Held-to-maturity (estimated fair values of $166,932 and $161,877 at March 31, 2012 and December 31, 2011, respectively)	158,070	152,781
Total investment securities	2,113,506	2,169,645
Loans held for investment	4,099,936	4,133,028
Mortgage loans held for sale	58,680	53,521
Total loans	4,158,616	4,186,549
Less allowance for loan losses	115,902	112,581
Net loans	4,042,714	4,073,968
Premises and equipment, net of accumulated depreciation	185,230	184,771
Goodwill	183,673	183,673
Company-owned life insurance	75,342	74,880
Other real estate owned (“OREO”)	44,756	37,452
Accrued interest receivable	30,407	31,974
Mortgage servicing rights, net of accumulated amortization and impairment reserve	11,833	11,555
Deferred tax asset, net	9,571	9,628
Core deposit intangibles, net of accumulated amortization	7,002	7,357
Other assets	67,348	68,177
Total assets	$7,394,306	$7,325,527
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,284,823	$1,271,709
Interest bearing	4,626,011	4,555,262
Total deposits	5,910,834	5,826,971
Securities sold under repurchase agreements	491,058	516,243
Accounts payable and accrued expenses	43,972	42,248
Accrued interest payable	8,255	8,123
Long-term debt	37,191	37,200
Other borrowed funds	6	7
Subordinated debentures held by subsidiary trusts	123,715	123,715
Total liabilities	6,615,031	6,554,507
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of March 31, 2012 and December 31, 2011	50,000	50,000
Common stock	268,411	266,842
Retained earnings	441,370	435,144
Accumulated other comprehensive income, net	19,494	19,034
Total stockholders’ equity	779,275	771,020
Total liabilities and stockholders’ equity	$7,394,306	$7,325,527
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	For the three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$57,910	$62,391
Interest and dividends on investment securities:
Taxable	9,705	9,911
Exempt from federal taxes	1,204	1,171
Interest on deposits in banks	237	367
Interest on federal funds sold	1	3
Total interest income	69,057	73,843
Interest expense:
Interest on deposits	6,262	9,871
Interest on securities sold under repurchase agreements	156	237
Interest on long-term debt	498	489
Interest on subordinated debentures held by subsidiary trusts	1,507	1,448
Total interest expense	8,423	12,045
Net interest income	60,634	61,798
Provision for loan losses	11,250	15,000
Net interest income after provision for loan losses	49,384	46,798
Non-interest income:
Other service charges, commissions and fees	8,424	7,380
Income from the origination and sale of loans	8,384	3,445
Service charges on deposit accounts	4,161	4,110
Wealth management revenues	3,283	3,295
Investment securities gains, net	31	2
Other income	2,099	1,927
Total non-interest income	26,382	20,159
Non-interest expense:
Salaries and wages	21,564	20,203
Employee benefits	8,966	7,499
Occupancy, net	3,988	4,215
Furniture and equipment	3,138	3,220
Outsourced technology services	2,266	2,241
FDIC insurance premiums	1,595	2,466
OREO expense, net of income	1,105	1,711
Mortgage servicing rights amortization	895	807
Mortgage servicing rights impairment recovery	(868)	(347)
Core deposit intangibles amortization	355	362
Other expenses	14,436	10,581
Total non-interest expense	57,440	52,958
Income before income tax expense	18,326	13,999
Income tax expense	6,112	4,493
Net income	12,214	9,506
Preferred stock dividends	853	844
Net income available to common shareholders	$11,361	$8,662
Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.26	$0.20
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the three months ended March 31,
	2012	2011
Net income	$12,214	$9,506
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gain during period	755	417
Reclassification adjustment for gains included in income	(31)	(2)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	33	35
Other comprehensive income, before tax	757	450
Deferred tax expense related to other comprehensive income	297	177
Other comprehensive income, net of tax	460	273
Comprehensive income, net of tax	$12,674	$9,779
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	12,214	—	12,214
Other comprehensive income, net of tax	—	—	—	460	460
Common stock transactions:
17,904 common shares purchased and retired	—	(256)	—	—	(256)
2,358 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
1,556 non-vested common shares forfeited	—	—	—	—	—
100,991 stock options exercised, net of 37,397 shares tendered in payment of option price and income tax withholding amounts	—	1,068	—	—	1,068
Tax benefit of stock-based compensation	—	114	—	—	114
Stock-based compensation expense	—	643	—	—	643
Cash dividends declared:
Common ($0.12 per share)	—	—	(5,135)	—	(5,135)
Preferred (6.75% per share)	—	—	(853)	—	(853)
Balance at March 31, 2012	$50,000	$268,411	$441,370	$19,494	$779,275

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	9,506	—	9,506
Other comprehensive income, net of tax	—	—	—	273	273
Common stock transactions:
12,056 common shares purchased and retired	—	(164)	—	—	(164)
130,904 non-vested common shares issued	—	—	—	—	—
1,911 non-vested common shares forfeited	—	(7)	—	—	(7)
Non-vested liability awards vesting during period	—	195	—	—	195
43,622 stock options exercised, net of 104,050 shares tendered in payment of option price and income tax withholding amounts	—	37	—	—	37
Tax benefit of stock-based compensation	—	257	—	—	257
Stock-based compensation expense	—	440	—	—	440
Cash dividends declared:
Common ($0.1125 per share)	—	—	(4,798)	—	(4,798)
Preferred (6.75% per share)	—	—	(844)	—	(844)
Balance at March 31, 2011	$50,000	$264,932	$417,117	$9,648	$741,697
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,214	$9,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,250	15,000
Net loss on disposal of property and equipment	42	3
Depreciation and amortization	4,302	4,436
Net premium amortization on investment securities	2,678	2,598
Net gains on investment securities transactions	(31)	(2)
Net gains on sales of mortgage loans held for sale	(5,927)	(2,260)
Net loss (gain) on sale of OREO	74	(156)
Write-down of OREO	578	1,552
Net reversal of impairment of mortgage servicing rights	(868)	(347)
Net gain on sale of mortgage servicing rights	(19)	—
Deferred income tax benefit	(282)	(859)
Net increase in cash surrender value of company-owned life insurance policies	(462)	(489)
Stock-based compensation expense	643	411
Tax benefits from stock-based compensation expense	114	257
Excess tax benefits from stock-based compensation	(94)	(192)
Originations of mortgage loans held for sale, net of sales	(272)	27,123
Changes in operating assets and liabilities:
Decrease in interest receivable	1,567	1,248
Decrease in other assets	907	7,828
Increase (decrease) in accrued interest payable	132	(1,016)
Increase in accounts payable and accrued expenses	1,744	1,702
Net cash provided by operating activities	28,290	66,343
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(7,592)	(1,868)
Available-for-sale	(222,413)	(193,791)
Proceeds from maturities and paydowns of investment securities:
Held-to-maturity	2,193	2,720
Available-for-sale	282,083	136,839
Proceeds from sales of mortgage servicing rights	907	—
Extensions of credit to customers, net of repayments	10,027	64,419
Recoveries of loans charged-off	1,158	1,305
Proceeds from sales of OREO	5,691	3,160
Capital expenditures, net of sales	(3,453)	(1,639)
Net cash provided by investing activities	$68,601	$11,145
Cash flows from financing activities:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	For the three months ended March 31,
	2012	2011
Net increase in deposits	$83,863	$5,471
Net decrease in repurchase agreements	(25,185)	(83,199)
Net increase (decrease) in short-term borrowings	(1)	531
Repayments of long-term debt	(9)	(11)
Proceeds from issuance of common stock	1,068	37
Excess tax benefits from stock-based compensation	94	192
Purchase and retirement of common stock	(256)	(164)
Dividends paid to common stockholders	(5,135)	(4,798)
Dividends paid to preferred stockholders	(853)	(844)
Net cash provided by (used in) financing activities	53,586	(82,785)
Net increase (decrease) in cash and cash equivalents	150,477	(5,297)
Cash and cash equivalents at beginning of period	472,447	685,618
Cash and cash equivalents at end of period	$622,924	$680,321

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$100	$—
Cash paid during the period for interest expense	$8,291	$13,061
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2012 and December 31, 2011 and the results of operations and cash flows for each of the three month periods ended March 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2011 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2012 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$1,085,140	$3,993	$(687)	$1,088,446
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	835,494	30,820	(34)	866,280
Private mortgage-backed securities	704	11	(5)	710
Total	$1,921,338	$34,824	$(726)	$1,955,436

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$157,921	$9,020	$(158)	$166,783
Other securities	149	—	—	149
Total	$158,070	$9,020	$(158)	$166,932

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$1,134,427	$4,353	$(662)	$1,138,118
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	848,444	29,567	(14)	877,997
Private mortgage-backed securities	758	7	(16)	749
Total	$1,983,629	$33,927	$(692)	$2,016,864

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$152,619	$9,113	$(17)	$161,715
Other securities	162	—	—	162
Total	$152,781	$9,113	$(17)	$161,877

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Gross gains of $31 and $2 were realized on the disposition of available-for-sale securities during the three months ended March 31, 2012 and 2011, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three months ended March 31, 2012 or 2011.

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$177,078	$(687)	$—	$—	$177,078	$(687)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	3,617	(34)	—	—	3,617	(34)
Private mortgage-backed securities	—	—	167	(5)	167	(5)
Total	$180,695	$(721)	$167	$(5)	$180,862	$(726)

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$5,501	$(134)	$733	$(24)	$6,234	$(158)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$287,404	$(662)	$—	$—	$287,404	$(662)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45,694	(14)	—	—	45,694	(14)
Private mortgage-backed securities	246	(10)	177	(6)	423	(16)
Total	$333,344	$(686)	$177	$(6)	$333,521	$(692)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$—	$—	$773	$(17)	$773	$(17)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 27 and 24 individual investment securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, respectively. Unrealized losses as of March 31, 2012 and December 31, 2011 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three months ended March 31, 2012 or 2011.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at March 31, 2012 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2012	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$385,624	$395,736	$7,023	$6,799
After one year but within five years	1,312,315	1,328,373	22,288	23,096
After five years but within ten years	146,006	151,084	66,498	70,529
After ten years	77,393	80,243	62,112	66,359
Total	1,921,338	1,955,436	157,921	166,783
Investments with no stated maturity	—	—	149	149
Total	$1,921,338	$1,955,436	$158,070	$166,932

As of March 31, 2012, the Company had investment securities callable within one year with amortized costs and estimated fair values of $634,320 and $635,629, respectively, including callable structured notes with amortized costs and estimated fair values of $195,257 and $195,899, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

(3)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2012	December 31, 2011
Real estate loans:
Commercial	$1,533,624	$1,553,155
Construction:
Land acquisition & development	272,874	278,613
Residential	50,332	61,106
Commercial	65,196	61,054
Total construction loans	388,402	400,773
Residential	562,588	571,943
Agricultural	171,685	175,302
Total real estate loans	2,656,299	2,701,173
Consumer:
Indirect consumer	407,389	407,651
Other consumer	142,144	147,487
Credit card	56,540	60,933
Total consumer loans	606,073	616,071
Commercial	708,397	693,261
Agricultural	128,599	119,710
Other, including overdrafts	568	2,813
Loans held for investment	4,099,936	4,133,028
Mortgage loans held for sale	58,680	53,521
Total loans	$4,158,616	$4,186,549

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2012	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$18,492	$2,956	$1,044	$22,492	$1,450,034	$61,098	$1,533,624
Construction:
Land acquisition & development	3,445	290	402	4,137	210,261	58,476	272,874
Residential	—	1,185	137	1,322	45,047	3,963	50,332
Commercial	1,556	150	—	1,706	41,198	22,292	65,196
Total construction loans	5,001	1,625	539	7,165	296,506	84,731	388,402
Residential	2,995	1,079	1,919	5,993	541,219	15,376	562,588
Agricultural	6,007	435	—	6,442	160,573	4,670	171,685
Total real estate loans	32,495	6,095	3,502	42,092	2,448,332	165,875	2,656,299
Consumer:
Indirect consumer	2,024	128	—	2,152	404,831	406	407,389
Other consumer	722	157	128	1,007	140,243	894	142,144
Credit card	507	194	660	1,361	55,154	25	56,540
Total consumer loans	3,253	479	788	4,520	600,228	1,325	606,073
Commercial	13,709	1,460	629	15,798	680,391	12,208	708,397
Agricultural	1,026	13	366	1,405	125,692	1,502	128,599
Other, including overdrafts	—	—	—	—	568	—	568
Loans held for investment	50,483	8,047	5,285	63,815	3,855,211	180,910	4,099,936
Mortgage loans originated for sale	—	—	—	—	58,680	—	58,680
Total loans	$50,483	$8,047	$5,285	$63,815	$3,913,891	$180,910	$4,158,616

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

If interest on non-accrual loans had been accrued, such income would have approximated $2,702 and $2,838 for the three months ended March 31, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	As of March 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$99,746	$64,702	$23,742	$88,444	$7,083
Construction:
Land acquisition & development	72,504	23,982	36,379	60,361	12,632
Residential	5,212	2,203	1,760	3,963	276
Commercial	24,403	11,218	11,074	22,292	3,978
Total construction loans	102,119	37,403	49,213	86,616	16,886
Residential	17,272	8,318	7,627	15,945	2,451
Agricultural	7,526	7,028	—	7,028	—
Total real estate loans	226,663	117,451	80,582	198,033	26,420
Commercial	20,200	5,737	7,822	13,559	4,122
Agricultural	1,566	1,028	486	1,514	491
Total	$248,429	$124,216	$88,890	$213,106	$31,033

	As of December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Average		Average
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Real estate:
Commercial	$88,657	$351	74,768	$92
Construction:
Land acquisition & development	62,227	16	45,552	45
Residential	9,208	—	18,121	19
Commercial	24,265	—	19,321	—
Total construction loans	95,700	16	82,994	64
Residential	18,072	9	21,070	—
Agricultural	7,268	32	3,677	2
Total real estate loans	209,697	408	182,509	158
Commercial	17,885	22	34,397	42
Agricultural	1,234	4	920	—
Total	$228,816	$434	217,826	$200

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principle. Interest income is subsequently recognized only to the extent cash payments are received in excess of principle due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $2,683 and $2,810 for the three months ended March 31, 2012 and 2011, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had loans renegotiated in troubled debt restructurings of $88,949 as of March 31, 2012, of which $52,111 were included in non-accrual loans and $36,838 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $94,827 as of December 31, 2011, of which $57,451 were included in non-accrual loans and $37,376 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Number of Notes	Type of Concession				Principle Balance at Restructure Date
		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	9	$—	$—	$1,089	$8,463	$9,552
Construction:
Land acquisition & development	2	—	—	—	623	623
Commercial	1	—	—	—	3,155	3,155
Total construction loans	3	—	—	—	3,778	3,778
Residential	2	568	25	—	—	593
Total real estate loans	14	568	25	1,089	12,241	13,923
Commercial	5	13	98	—	80	191
Total	19	$581	$123	$1,089	$12,321	$14,114

(1)	Other includes concessions that reduce or defer payments for a specified period of time and/or extend amortization schedules.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principle loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2012.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three month period ended March 31, 2012. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. Four of the five troubled debt restructurings with payment defaults in the following table are on non-accrual status.

	As of March 31, 2012
	Number of Notes	Balance
Real estate:
Land acquisition & development	1	505
Total construction loans	1	505
Agriculture	2	1,624
Total real estate loans	3	2,129
Agricultural	2	328
Total	5	$2,457

At March 31, 2012, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of March 31, 2012
Real estate:
Commercial	$117,979	$149,852	$25,252	$293,083
Construction:
Land acquisition & development	34,909	34,806	35,878	105,593
Residential	1,536	5,428	1,760	8,724
Commercial	55	11,061	11,234	22,350
Total construction loans	36,500	51,295	48,872	136,667
Residential	8,963	18,587	7,141	34,691
Agricultural	22,993	16,128	395	39,516
Total real estate loans	186,435	235,862	81,660	503,957
Consumer:
Indirect consumer	1,033	1,755	202	2,990
Other consumer	825	1,461	585	2,871
Credit card	—	558	2,757	3,315
Total consumer loans	1,858	3,774	3,544	9,176
Commercial	45,730	33,714	7,906	87,350
Agricultural	8,048	2,815	486	11,349
Total	$242,071	$276,165	$93,596	$611,832

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of December 31, 2011
Real estate:
Commercial	$129,046	$153,320	$25,087	$307,453
Construction:
Land acquisition & development	37,294	31,873	38,761	107,928
Residential	9,448	5,528	2,044	17,020
Commercial	—	2,620	21,916	24,536
Total construction loans	46,742	40,021	62,721	149,484
Residential	8,149	15,706	15,140	38,995
Agricultural	16,037	18,498	395	34,930
Total real estate loans	199,974	227,545	103,343	530,862
Consumer:
Indirect consumer	1,141	1,729	247	3,117
Other consumer	745	1,361	674	2,780
Credit card	—	486	2,789	3,275
Total consumer loans	1,886	3,576	3,710	9,172
Commercial	34,698	33,478	12,849	81,025
Agricultural	4,345	5,195	263	9,803
Total	$240,903	$269,794	$120,165	$630,862

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three months ended March 31, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	6,382	(591)	5,441	18	—	11,250
Less loans charged-off	(5,156)	(1,312)	(2,512)	(107)	—	(9,087)
Add back recoveries of loans previously charged-off	506	521	126	5	—	1,158
Ending balance	$89,128	$7,212	$18,380	$1,182	$—	$115,902

Loan individually evaluated for impairment	$26,673	$—	$4,126	$491	$—	$31,290
Loans collectively evaluated for impairment	62,455	7,212	14,254	691	—	84,612
Ending balance	$89,128	$7,212	$18,380	$1,182	$—	$115,902

Total loans:
Individually evaluated for impairment	$198,033	$—	$13,559	$1,514	$—	$213,106
Collectively evaluated for impairment	2,516,946	606,073	694,838	127,085	568	3,945,510
Total loans	$2,714,979	$606,073	$708,397	$128,599	$568	$4,158,616

Three months ended March 31, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	12,155	688	2,457	(300)	—	15,000
Less loans charged-off	(4,231)	(1,460)	(6,642)	(6)	—	(12,339)
Add back recoveries of loans previously charged-off	245	432	621	7	—	1,305
Ending balance	$92,350	$8,992	$21,790	$1,314	$—	$124,446

Loans individually evaluated for impairment	$31,778	$—	$11,029	$272	$—	$43,079
Loans collectively evaluated for impairment	60,571	8,992	10,739	1,043	22	81,367
Ending balance	$92,349	$8,992	$21,768	$1,315	$22	$124,446

Total loans:
Individually evaluated for impairment	$194,709	$—	$27,160	$1,072	$—	$222,941
Collectively evaluated for impairment	2,616,734	625,083	676,677	120,499	1,830	4,040,823
Total loans	$2,811,443	$625,083	$703,837	$121,571	$1,830	$4,263,764

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

(5)	Common Stock

The Company had 16,758,066 and 16,443,429 shares of Class A common stock outstanding as of March 31, 2012 and December 31, 2011, respectively.

The Company had 26,432,909 and 26,540,745 shares of Class B common stock outstanding as of March 31, 2012 and December 31, 2011, respectively.

(6)	Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011.

Three months ended March 31,	2012	2011
Net income	$12,214	$9,506
Less preferred stock dividends	853	844
Net income available to common shareholders, basic and diluted	$11,361	$8,662

Weighted average common shares outstanding for basic earnings per share computation	42,873,769	42,689,390
Dilutive effects of stock-based compensation	108,774	170,591
Weighted average common shares outstanding for diluted earnings per common share computation	42,982,543	42,859,981

Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.26	$0.20

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had 2,657,668 and 2,265,709 stock options outstanding as of March 31, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 48,196 and 41,704 shares of unvested restricted stock as of March 31, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(7)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2012 and December 31, 2011, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of March 31, 2012 and December 31, 2011 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total risk-based capital:
Consolidated	$809,702	16.9%	$383,451	8.0%	NA	NA
FIB	670,468	14.1	381,301	8.0	$476,626	10.0%
Tier 1 risk-based capital:
Consolidated	714,097	14.9	191,726	4.0	NA	NA
FIB	595,194	12.5	190,651	4.0	$285,976	6.0
Leverage capital ratio:
Consolidated	714,097	10.0	285,341	4.0	NA	NA
FIB	595,194	8.4	284,374	4.0	$355,467	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital:
Consolidated	$800,354	16.5%	$387,082	8.0%	NA	NA
FIB	663,860	13.8	384,987	8.0	$481,234	10.0%
Tier 1 risk-based capital:
Consolidated	704,229	14.6	193,541	4.0	NA	NA
FIB	588,059	12.2	192,494	4.0	$288,740	6.0
Leverage capital ratio:
Consolidated	704,229	9.8	286,303	4.0	NA	NA
FIB	588,059	8.2	285,358	4.0	$356,698	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $3,254 as of March 31, 2012.

The Company had commitments to purchase available-for-sale U.S. government agency securities of $10,000 and held-to-maturity municipal investment securities of $2,020 as of March 31, 2012.

(9)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2012, commitments to extend credit to existing and new borrowers approximated $1,060,546, which includes $292,820 on unused credit card lines and $279,923 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2012, the Company had outstanding standby letters of credit of $66,522. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(10)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $13,978 and $1,971 to OREO during the three months ended March 31, 2012 and 2011, respectively.

The Company transferred accrued liabilities of $195 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the three months ended March 31, 2011.

The Company transferred internally originated mortgage servicing rights of $1,040 and $553 from loans to mortgage servicing assets during the three months ended March 31, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(11)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended March 31, 2012:
Investment securities available-for sale:
Change in net unrealized gain during period	$755	$296	$459
Reclassification adjustment for net gains included in net income	(31)	(12)	(19)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	33	13	20
Total other comprehensive income	$757	$297	$460

Three months ended March 31, 2011:
Investment securities available-for sale:
Change in net unrealized gain during period	$417	$163	$254
Reclassification adjustment for net gains included in net income	(2)	—	(2)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	14	21
Total other comprehensive income	$450	$177	$273

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	March 31, 2012	December 31, 2011
Net unrealized gain on investment securities available-for-sale	$20,973	$20,533
Net actuarial loss on defined benefit post-retirement benefit plans	(1,479)	(1,499)
Net accumulated other comprehensive income	$19,494	$19,034

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,088,446	$—	$1,088,446	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	866,280	—	866,280	—
Private mortgage-backed securities	710	—	710	—
Mortgage servicing rights	13,625	—	13,625	—

		Fair Value Measurements at Reporting Date Using
	Balance as of 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,138,118	$—	$1,138,118	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	877,997	—	877,997	—
Private mortgage-backed securities	749	—	749	—
Mortgage servicing rights	11,910	—	11,910	—
Derivative liability contract	383	—	—	383

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2012 and 2011:

For the Three Months Ended March 31,	2012	2011
Balance, beginning of period	$383	$86
Accruals during the period	—	—
Cash payments during the period	(383)	—
Balance, end of period	$—	$86

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2012 or 2011.

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The fair value of the derivative liability contract is estimated utilizing an internal valuation model with significant unobservable inputs including the Company's expectations regarding the ultimate resolution of the Visa litigation and loss severity in the event of unfavorable litigation outcomes. The probability of unfavorable litigation outcomes and the estimation of loss severity is determined through review of Visa's press releases and public filings made with the Securities and Exchange Commission and managements' estimation of the effect of changes in litigation status on the value of the derivative liability contract.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2012
Impaired loans	$76,188	$—	$—	$76,188
Other real estate owned	16,720	—	—	16,720

As of December 31, 2011
Impaired loans	$100,035	$—	$—	$100,035
Other real estate owned	17,000	—	—	17,000

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2012, certain impaired loans with a carrying value of $142,545 were reduced by specific valuation allowance allocations of $31,033 and partial loan charge-offs of $35,324 resulting in a reported fair value of $76,188. As of December 31, 2011, certain impaired loans with a carrying value of $167,078 were reduced by specific valuation allowance allocations of $32,838 and partial loan charge-offs of $34,205 resulting in a reported fair value of $100,035.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $578 during the three months ended March 31, 2012 included adjustments of $511 directly related to receipt of updated appraisals and adjustments of $67 based on management estimates of the current fair value of properties. Write-downs of $1,552 during the three months ended March 31, 2011 included adjustments of $10 directly related to receipt of updated appraisals and adjustments of $1,542 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2012 and December 31, 2011, the Company had a long-lived asset to be disposed of by sale of $1,513 that was carried at cost.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2012 and December 31, 2011, all mortgage loans held for sale were recorded at cost.

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
The estimated fair values of financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$622,924	$622,924	$472,447	$472,447
Investment securities available-for-sale	1,955,436	1,955,436	2,016,864	2,016,864
Investment securities held-to-maturity	158,070	166,932	152,781	161,877
Accrued interest receivable	30,407	30,407	31,974	31,974
Mortgage servicing rights, net	11,833	13,625	11,555	11,910
Net loans	4,042,714	4,022,554	4,073,968	4,064,718
Total financial assets	$6,821,384	$6,811,878	$6,759,589	$6,759,790

Financial liabilities:
Level 2 inputs:
Total deposits, excluding time deposits	$4,383,432	$4,383,432	$4,269,631	$4,269,631
Time deposits	1,527,402	1,534,876	1,557,340	1,565,558
Securities sold under repurchase agreements	491,058	491,058	516,243	516,243
Other borrowed funds	6	6	7	7
Accrued interest payable	8,255	8,255	8,123	8,123
Long-term debt	37,191	34,562	37,200	34,341
Subordinated debentures held by subsidiary trusts	123,715	110,196	123,715	102,525
Level 3 inputs:
Derivative contract	—	—	383	383
Total financial liabilities	$6,571,059	$6,562,385	$6,512,642	$6,496,811

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(13)	Recent Authoritative Accounting Guidance

ASU No. 2011-03, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements." Accounting Standards Update (“ASU”) No. 2011-03 is intended to improve financial reporting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The provisions of ASU No. 2011-03 became effective for the Company on January 1, 2012 and did not impact the Company's consolidated financial statements, results of operations or liquidity.

ASU No. 2011-04, "Fair Value Measurements (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 amends Topic 820, "Fair Value Measurements and disclosures," to converge the fair value measurements guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU No. 2011-04 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. Adoption of the provisions of ASU 2011-05 did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and will not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

(14)	Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. No events requiring disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: credit losses; concentrations of real estate loans; economic and market developments, including inflation; commercial loan risk; adequacy of the allowance for loan losses; impairment of goodwill; changes in interest rates; access to low-cost funding sources; increases in deposit insurance premiums; inability to grow business; adverse economic conditions affecting Montana, Wyoming and western South Dakota; governmental regulation and changes in regulatory, tax and accounting rules and interpretations; sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act; changes in or noncompliance with governmental regulations; effects of recent legislative and regulatory efforts to stabilize financial markets; dependence on the Company's management team; ability to attract and retain qualified employees; failure of technology; reliance on external vendors; disruption of vital infrastructure and other business interruptions; illiquidity in the credit markets; inability to meet liquidity requirements; lack of acquisition candidates; failure to manage growth; competition; inability to manage risks in turbulent and dynamic market conditions; ineffective internal operational controls; environmental remediation and other costs; failure to effectively implement technology-driven products and services; litigation pertaining to fiduciary responsibilities; capital required to support the Company's bank subsidiary; soundness of other financial institutions; impact of Basel III capital standards and forthcoming new capital rules proposed for U.S. banks; inability of our bank subsidiary to pay dividends; change in dividend policy; lack of public market for our Class A common stock; volatility of Class A common stock; voting control of Class B stockholders; decline in market price of Class A common stock; dilution as a result of future equity issuances; uninsured nature of any investment in Class A common stock; anti-takeover provisions; controlled company status; subordination of common stock to Company debt; uncertainties associated with introducing new products or lines of business; and, downgrade of the U.S. credit rating.

A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of March 31, 2012, we had consolidated assets of $7,394 million, deposits of $5,911 million, loans of $4,159 million and total stockholders’ equity of $779 million. We currently operate 71 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $268 million, or 6.36% of total loans and OREO as of March 31, 2012 from $279 million, or 6.60% of total loans and OREO as of December 31, 2011, primarily due to loan charge-offs. Loan charge-offs, net of recoveries, totaled $8 million during the first quarter of 2012, as compared to $11 million during first quarter 2011. Net charge-offs are expected to remain high in future quarters as problem loans continue to work through the credit cycle.

Provisions for loan losses decreased $3.8 million, or 25.0%, to $11.3 million for the three months ended March 31, 2012, as compared to $15.0 million for the same period in 2011. Approximately 47% of our first quarter 2012 provision was attributable to specific reserves, compared to 41% during first quarter 2011. Decreases in the provision for loan losses during first quarter 2012, as compared to the same period in 2011, are reflective of continued improvement and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans.

Net Interest Margin

Our net interest margin ratio, on a fully taxable-equivalent, or FTE, basis, remained stable at 3.72% for the three months ended March 31, 2012, as compared to 3.73% for the same period in 2011, but decreased 7 basis points from 3.79% during fourth quarter 2011. Decreases in our net FTE net interest margin ratio during first quarter 2012, as compared to fourth quarter 2011 and first quarter 2011, were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios. These decreases were partially offset by reductions in funding costs and a continued shift from higher costing savings and time deposits to lower-costing demand deposits. Absent meaningful loan growth, management expects further compression in the net FTE interest margin ratio in future quarters.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Notes 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 describes our accounting policy with regard to goodwill.

Our annual impairment test is performed each year as of July 1st. During the last half of 2011, there was a significant and prolonged decrease in the market value of bank stocks, including our common stock. As a result, we engaged a third party valuation consultant to assist us in determining the fair value of our goodwill as of December 31, 2011. Based on this valuation, we determined that the fair value of our net assets was greater than the Company's carrying value and no impairment existed. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Other Real Estate Owned

Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Determining the fair value of OREO is considered a critical accounting estimate due to the assets’ sensitivity to changes in estimates and assumptions used. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, liquidity or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 describes our accounting policy with regard to OREO.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. Although our net FTE interest margin ratio remained stable at 3.72% during first quarter 2012, as compared to 3.73% during the same period in 2011, our net interest income on a fully taxable equivalent, or FTE, basis, decreased $1.1 million, or 1.8%, to $61.8 million, as compared to $62.9 million during the same period in 2011.  This decrease is primarily attributable to the decrease in average interest earning assets.  Average interest earning assets decreased $158 million, or 2.3%, to $6.7 billion during the three months ended March 31, 2012, as compared to $6.8 billion during the same period in 2011.

Our net FTE interest income decreased $2.3 million, or 3.6%, to $61.8 million, as compared to $64.1 million during the fourth quarter of 2011 and our net FTE interest margin ratio decreased 7 basis point to 3.72%, as compared to 3.79% during the fourth quarter of 2011.  Weak loan demand and lower interest rates earned on loans and investment securities caused the yield on interest earning assets to decline at a faster pace than the cost of our interest bearing liabilities, resulting in compression in the net FTE interest margin ratio and lower net FTE interest income during the first quarter of 2012, as compared to the fourth quarter of 2011.

The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,165,203	$58,374	5.64%	$4,303,575	$62,836	5.92%
Investment securities (2)	2,143,438	11,604	2.18	1,948,422	11,758	2.45
Interest bearing deposits in banks	374,899	237	0.25	587,804	367	0.25
Federal funds sold	609	1	0.66	2,242	3	0.54
Total interest earnings assets	6,684,149	70,216	4.23	6,842,043	74,964	4.44
Non-earning assets	619,137			622,539
Total assets	$7,303,286			$7,464,582
Interest bearing liabilities:
Demand deposits	$1,582,805	$646	0.16%	$1,249,283	$834	0.27%
Savings deposits	1,449,239	1,015	0.28	1,744,747	2,000	0.46
Time deposits	1,540,789	4,601	1.20	1,874,515	7,037	1.52
Repurchase agreements	513,407	156	0.12	569,881	237	0.17
Other borrowed funds	35	—	—	5,695	—	—
Long-term debt	37,194	498	5.39	37,496	489	5.29
Subordinated debentures held by subsidiary trusts	123,715	1,507	4.90	123,715	1,448	4.75
Total interest bearing liabilities	5,247,184	8,423	0.65	5,605,332	12,045	0.87
Non-interest bearing deposits	1,232,874			1,070,744
Other non-interest bearing liabilities	50,071			51,013
Stockholders’ equity	773,157			737,493
Total liabilities and stockholders’ equity	$7,303,286			$7,464,582
Net FTE interest income		$61,793			$62,919
Less FTE adjustments (2)		(1,159)			(1,121)
Net interest income from consolidated statements of income		$60,634			$61,798
Interest rate spread			3.58%			3.57%
Net FTE interest margin (3)			3.72%			3.73%
Cost of funds, including non-interest bearing demand deposits (4)			0.52%			0.73%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(2,020)	$(2,442)	$(4,462)
Investment securities (1)	1,177	(1,331)	(154)
Interest bearing deposits in banks	(133)	3	(130)
Federal funds sold	(2)	—	(2)
Total change	(978)	(3,770)	(4,748)
Interest bearing liabilities:
Demand deposits	223	(411)	(188)
Savings deposits	(339)	(646)	(985)
Time deposits	(1,253)	(1,183)	(2,436)
Repurchase agreements	(23)	(58)	(81)
Long-term debt	(4)	13	9
Subordinated debentures	—	59	59
Total change	(1,396)	(2,226)	(3,622)
Increase in FTE net interest income	$418	$(1,544)	$(1,126)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $3.8 million, or 25.0%, to $11.3 million for the three months ended March 31, 2012, compared to $15.0 million for the same period in 2011, and decreased $2.5 million, or 18.2%, from $13.8 million during fourth quarter 2011. Decreases in the provision for loan losses during first quarter 2012, as compared to the same period in 2011 and the fourth quarter of 2011, are reflective of improvement and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $6.2 million, or 30.9%, to $26.4 million for the three months ended March 31, 2012, as compared to $20.2 million for the same period in 2011. Non-interest income decreased $615 thousand or 2.3%, to $26.4 million for the three months ended March 31, 2012, as compared to $27.0 million for the three months ended December 31, 2011. Significant components of these changes are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $1.0 million, or 14.1%, to $8.4 million during the three months ended March 31, 2012, as compared to $7.4 million during the same period in 2011, primarily due to increases in credit card interchange fee income resulting from higher transaction volumes and increases in ATM service charges due to implementation of new fee schedules during third quarter 2011.

Fluctuations in market interest rates have a significant impact on the level of income generated from the origination and sale of loans. Income from the origination and sale of loans increased $4.9 million, or 143.4%, to $8.4 million for the three months ended March 31, 2012, as compared to $3.4 million for the same period in 2011, and increased $297 thousand, or 3.7%, as compared to $8.1 million during fourth quarter 2011. Low mortgage interest rates continued to spur refinancing activity in our market areas during the first quarter of 2012, resulting in higher income from the origination and sale of loans compared to the first and fourth quarters of 2011. Refinancing activity accounted for approximately 71% of our residential real estate loan originations during first quarter 2012, as compared to 68% during fourth quarter 2011 and 56% during first quarter 2011.

Other income increased $172 thousand, or 8.9%, to $2.1 million for the three months ended March 31, 2012, compared to $1.9 million for the same period in 2011, and $459 thousand, or 28.0%, to $2.1 million for the three months ended March 31, 2012, as compared to $1.6 million for the three months ended December 31, 2011, primarily due to fluctuations in earnings on securities held under deferred compensation plans.

Non-interest Expense. Non-interest expense increased $4.5 million, or 8.5%, to $57.4 million for the three months ended March 31, 2012, as compared to $53.0 million for the same period in 2011, and increased $1.2 million, or 2.2%, to $57.4 million for the three months ended March 31, 2012, as compared to $56.2 million for the three months ended December 31, 2011. Significant components of these increases are discussed below.

Salaries and wages increased $1.4 million, or 6.7%, to $21.6 million during the three months ended March 31, 2012, as compared to $20.2 million during the same period in the prior year, primarily due to higher incentive bonus accruals, inflationary wage increases and one extra accrual day. These increases were partially offset by slight reductions in the number of full-time equivalent employees.

Salaries and wages decreased $438 thousand, or 2.0%, to $21.6 million during the three months ended March 31, 2012, as compared to $22.0 million during the three months ended December 31, 2011. This decrease was primarily due to lower incentive bonus accruals during first quarter 2012.

Employee benefits expense increased $1.5 million, or 19.6%, to $9.0 million during the three months ended March 31, 2012, as compared to $7.5 million for the same period in 2011, primarily due to increases in group health insurance costs, higher stock-based compensation expense and increases in the market value of securities held under deferred compensation plans.

Employee benefits expense increased $2.1 million, or 30.5%, to $9.0 million during the three months ended March 31, 2012, as compared to $6.9 million during the thee months ended December 31, 2011, primarily due to higher payroll tax expense and increases in the market value of securities held under deferred compensation plans.

FDIC insurance premiums decreased $871 thousand, or 35.3%, to $1.6 million during the three months ended March 31, 2012, as compared to $2.5 million for the same period in 2011. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution's deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, resulted in a reduction in the Company's FDIC insurance premiums.

OREO expense, net of income, decreased $606 thousand, or 35.4%, to $1.1 million for the three months ended March 31, 2012, compared to $1.7 million for the same period in 2011, and decreased $916 thousand, or 45.3%, as compared to $2.0 million during the three months ended December 31, 2011. Variations in net OREO expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties. During the three months ended March 31, 2012, we wrote down the value of OREO properties by $578 thousand, as compared to write-downs of $1.6 million during first quarter 2011 and $1.5 million during fourth quarter 2011.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During first quarter 2012, we reversed previously recorded impairment of $868 thousand, as compared to a reversal of previously recorded impairment of $347 thousand during first quarter 2011 and additional impairment of $427 thousand recorded during fourth quarter 2011.

Other expenses primarily include professional fees; advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses increased $3.9 million, or 36.4%, to $14.4 million for the three months ended March 31, 2012, as compared to $10.6 million for the three months ended March 31, 2011, and increased $1.7 million, or 13.3%, as compared to $12.7 million during the three months ended December 31, 2011. These increases were primarily due to estimated collection and settlement costs of $3.0 million related to one borrower that were recorded as other expense during the three months ended March 31, 2012.

Income Tax Expense. Our effective federal income tax rate was 28.7% for the three months ended March 31, 2012 and 27.5% for the three months ended March 31, 2011. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the three months ended March 31, 2012 and March 31, 2011. Changes in effective federal and state income tax rates are primarily fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets increased $68 million, or less than 1.0%, to $7,394 million as of March 31, 2012, from $7,326 million as of December 31, 2011.

Loans. Total loans decreased $28 million, or less than 1.0%, to $4,159 million as of March 31, 2012 from $4,187 million as of December 31, 2011, with all major categories of loans showing decreases except commercial and agricultural loans. Decreases in total loans as of March 31, 2012, as compared to December 31, 2011, were primarily due to weak loan demand combined with movement of lower quality loans out of the loan portfolio through charge-off or foreclosure.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, loans renegotiated in troubled debt restructurings and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Non-performing loans:
Non-accrual loans	$180,910	199,983	223,961	229,662	212,394
Accruing loans past due 90 days or more	5,017	4,111	3,001	2,194	4,140
Troubled debt restructurings	36,838	37,376	35,616	31,611	33,344
Total non-performing loans	222,765	241,470	262,578	263,467	249,878
OREO	44,756	37,452	25,080	28,323	31,995
Total non-performing assets	$267,521	278,922	287,658	291,790	281,873
Non-performing loans to total loans	5.36%	5.77%	6.14%	6.15%	5.86%
Non-performing assets to total loans and OREO	6.36%	6.60%	6.69%	6.77%	6.56%
Non-performing assets to total assets	3.60%	3.81%	3.94%	4.05%	3.79%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total
Real estate:
Commercial	$90,293	40.5%	$86,990	36.0%
Construction:
Land acquisition and development	60,911	27.4%	63,195	26.2%
Commercial	4,100	1.8%	14,023	5.8%
Residential	22,292	10.0%	24,536	10.2%
Total construction	87,303	39.2%	101,754	42.2%
Residential	17,939	8.1%	20,075	8.3%
Agricultural	7,028	3.2%	7,470	3.1%
Total real estate	202,563	91.0%	216,289	89.6%
Consumer	3,399	1.5%	3,455	1.4%
Commercial	14,936	6.7%	20,857	8.6%
Agricultural	1,867	0.8%	869	0.4%
Total non-performing loans	$222,765	100.0%	$241,470	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $2.7 million and $2.8 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the three months ended March 31, 2012 and 2011, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $19 million, or 9.5%, to $181 million at March 31, 2012, from $200 million at December 31, 2011, primarily due to movement of non-accrual loans out of the loan portfolio due to charge-off or foreclosure. As of March 31, 2012, approximately 34% of our non-accrual loans were commercial real estate loans and approximately 32% were land acquisition and development loans.

Troubled Debt Restructuring. Modifications of performing loans are made on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally to ensure proper classification as a troubled debt restructuring and if or when the loan may be placed on accrual status or removed from impaired loan status.

We had loans renegotiated in troubled debt restructurings of $89 million as of March 31, 2012, of which $52 million were included in non-accrual loans in the non-performing assets table above and $37 million were on accrual status and reported as troubled debt restructurings in the non-performing assets table above. As of March 31, 2012, approximately 74% of our loans restructured in troubled debt restucturings were performing in accordance with their modified terms.

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

OREO increased $7 million, or19.5%, to $45 million as of March 31, 2012 from $37 million as of December 31, 2011. During first quarter 2012, we recorded additions to OREO of $14 million, wrote down the fair value of OREO properties by $578 thousand and sold OREO with a book value of $6 million at a loss of $74 thousand. As of March 31, 2012, approximately 42% of our OREO was comprised of land and land development properties.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Balance at beginning of period	$112,581	120,303	124,579	124,446	120,480
Provision charged to operating expense	11,250	13,751	14,000	15,400	15,000
Charge offs:
Real estate
Commercial	681	2,972	4,064	5,005	1,186
Construction	2,571	9,178	7,997	7,404	1,546
Residential	1,825	3,803	149	748	1,499
Agricultural	79	213	—	—	—
Consumer	1,312	1,402	1,682	1,499	1,460
Commercial	2,512	4,785	6,498	1,407	6,642
Agricultural	107	82	15	39	6
Total charge-offs	9,087	22,435	20,405	16,102	12,339
Recoveries:
Real estate
Commercial	213	116	41	11	125
Construction	173	227	1,272	50	92
Residential	120	52	73	48	28
Agricultural	—	—	—	—	—
Consumer	521	384	453	470	432
Commercial	126	183	287	253	621
Agricultural	5	—	3	3	7
Total recoveries	1,158	962	2,129	835	1,305
Net charge-offs	7,929	21,473	18,276	15,267	11,034
Balance at end of period	$115,902	112,581	120,303	124,579	124,446
Period end loans	$4,158,616	4,186,549	4,275,717	4,281,260	4,263,764
Average loans	4,165,203	4,236,228	4,291,632	4,269,637	4,303,575
Annualized net loans charged off to average loans	0.76%	2.01%	1.69%	1.43%	1.04%
Allowance to period end loans	2.79%	2.69%	2.81%	2.91%	2.92%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $56 million, or 2.6%, to $2,114 million, or 28.6% of total assets, as of March 31, 2012, from $2,170 million, or 29.6% of total assets, as of December 31, 2011.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2012, we had investment securities with fair values of $900 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $29 thousand as of March 31, 2012, and were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2012 or 2011.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $84 million, or 1.4%, to $5,911 million as of March 31, 2012, from $5,827 million as of December 31, 2011, with a shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total
Non-interest bearing demand	$1,284,823	21.7%	$1,271,709	21.8%
Interest bearing:
Demand	1,618,174	27.4	1,306,509	22.4
Savings	1,480,435	25.0	1,691,413	29.0
Time, $100 and over	671,014	11.4	681,047	11.7
Time, other (1)	856,388	14.5	876,293	15.1
Total interest bearing	4,626,011	78.3	4,555,262	78.2
Total deposits	$5,910,834	100.0%	$5,826,971	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $87 million as of March 31, 2012 and $98 million as of December 31, 2011.

Interest bearing demand deposits increased $312 million, or 23.9%, to $1,618 million as of March 31, 2012 from $1,307 million as of December 31, 2011. Savings deposits decreased $211 million, or 12.5%, to $1,480 million as of March 31, 2012 from $1,691 million as of December 31, 2012. As a result of a regulatory change allowing businesses to receive interest on checking accounts, the Company discontinued its savings sweep product resulting in a shift of approximately $300 million from savings deposits into demand deposits during first quarter 2012.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $8 million, or 1.1% to $779 million as of March 31, 2012, from $771 million as of December 31, 2011, primarily due to the retention of earnings.

On March 23, 2012, we declared a quarterly dividend to common stockholders of $0.12 per share paid on April 18, 2012 to shareholders of record as of April 4, 2012. During first quarter 2012, we paid aggregate cash dividends of $5.1 million, or $0.12 per share, to common stockholders, as compared to aggregate cash dividends of $4.8 million, or $0.1125 per share, to common shareholders during the same period in 2011. In addition, we paid dividends of $853 thousand to preferred stockholders during the first quarter of 2012, as compared to $844 thousand during the first quarter of 2011.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of March 31, 2012 and December 31, 2011, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of March 31, 2012, we had consolidated leverage, tier 1 and total risk-based capital ratios of 10.01%, 14.90% and 16.89%, respectively, as compared to 9.84%, 14.55% and 16.54%, respectively, as of December 31, 2011.
On April 23, 2012, we announced our intention to redeem $41 million of junior subordinated deferrable interest debentures, or subordinated debentures, maturing March 26, 2033 and bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. Redemption of the subordinated debentures will cause a mandatory redemption of 40,000 floating rate mandatorily redeemable capital trust preferred securities and all common securities issued by First Interstate Statutory Trust I, a wholly-owned unconsolidated business trust sponsored by us. The redemption is expected to occur on June 26, 2012.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2012, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2012.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	—	$—	—	Not Applicable
February 2012	16,894	14.33	—	Not Applicable
March 2012	1,010	13.74	—	Not Applicable
Total	17,904	$14.30	—	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.	Exhibits

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

10.10
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
 ________________________

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date May 9, 2012	/S/ EDWARD GARDING
Edward Garding
President and Chief Executive Officer

Date May 9, 2012	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer