Form 10-Q
period 2012-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2012-08-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2012 – Class A common stock	16,890,002
June 30, 2012 – Class B common stock	26,338,748

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$146,577	$142,502
Federal funds sold	2,854	309
Interest bearing deposits in banks	387,222	329,636
Total cash and cash equivalents	536,653	472,447
Investment securities:
Available-for-sale	1,913,983	2,016,864
Held-to-maturity (estimated fair values of $177,532 and $161,877 at June 30, 2012 and December 31, 2011, respectively)	166,926	152,781
Total investment securities	2,080,909	2,169,645
Loans held for investment	4,093,815	4,133,028
Mortgage loans held for sale	76,148	53,521
Total loans	4,169,963	4,186,549
Less allowance for loan losses	102,794	112,581
Net loans	4,067,169	4,073,968
Premises and equipment, net of accumulated depreciation	187,367	184,771
Goodwill	183,673	183,673
Company-owned life insurance	75,849	74,880
Other real estate owned (“OREO”)	53,817	37,452
Accrued interest receivable	30,936	31,974
Mortgage servicing rights, net of accumulated amortization and impairment reserve	11,985	11,555
Deferred tax asset, net	5,017	9,628
Core deposit intangibles, net of accumulated amortization	6,647	7,357
Other assets	65,154	68,177
Total assets	$7,305,176	$7,325,527
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,337,777	$1,271,709
Interest bearing	4,563,602	4,555,262
Total deposits	5,901,379	5,826,971
Securities sold under repurchase agreements	455,993	516,243
Accounts payable and accrued expenses	33,589	42,248
Accrued interest payable	8,215	8,123
Long-term debt	37,181	37,200
Other borrowed funds	7	7
Subordinated debentures held by subsidiary trusts	82,477	123,715
Total liabilities	6,518,841	6,554,507
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of June 30, 2012 and December 31, 2011	50,000	50,000
Common stock	269,698	266,842
Retained earnings	448,372	435,144
Accumulated other comprehensive income, net	18,265	19,034
Total stockholders’ equity	786,335	771,020
Total liabilities and stockholders’ equity	$7,305,176	$7,325,527
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$58,084	$61,475	$115,994	$123,866
Interest and dividends on investment securities:
Taxable	9,458	10,649	19,163	20,560
Exempt from federal taxes	1,240	1,194	2,444	2,365
Interest on deposits in banks	279	227	516	594
Interest on federal funds sold	6	6	7	9
Total interest income	69,067	73,551	138,124	147,394
Interest expense:
Interest on deposits	5,779	8,903	12,041	18,774
Interest on securities sold under repurchase agreements	152	171	308	408
Interest on long-term debt	495	495	993	984
Interest on subordinated debentures held by subsidiary trusts	1,467	1,455	2,974	2,903
Total interest expense	7,893	11,024	16,316	23,069
Net interest income	61,174	62,527	121,808	124,325
Provision for loan losses	12,000	15,400	23,250	30,400
Net interest income after provision for loan losses	49,174	47,127	98,558	93,925
Non-interest income:
Income from the origination and sale of loans	9,420	4,109	17,804	7,554
Other service charges, commissions and fees	8,254	7,768	16,678	15,148
Service charges on deposit accounts	4,455	4,385	8,616	8,495
Wealth management revenues	3,815	3,689	7,098	6,999
Investment securities gains, net	198	16	229	18
Other income	1,520	1,624	3,619	3,536
Total non-interest income	27,662	21,591	54,044	41,750
Non-interest expense:
Salaries and wages	21,640	20,554	43,204	40,757
Employee benefits	6,819	7,335	15,785	14,834
Occupancy, net	4,037	4,013	8,025	8,228
Furniture and equipment	3,189	3,129	6,327	6,349
Outsourced technology services	2,179	2,212	4,445	4,453
OREO expense, net of income	1,806	2,042	2,911	3,753
FDIC insurance premiums	1,601	1,629	3,196	4,095
Professional fees	1,002	726	1,935	1,505
Mortgage servicing rights amortization	817	671	1,712	1,478
Mortgage servicing rights impairment (recovery)	52	27	(816)	(320)
Core deposit intangibles amortization	355	361	710	723
Other expenses	13,802	11,493	27,305	21,295
Total non-interest expense	57,299	54,192	114,739	107,150
Income before income tax expense	19,537	14,526	37,863	28,525
Income tax expense	6,527	4,672	12,639	9,165
Net income	13,010	9,854	25,224	19,360
Preferred stock dividends	853	853	1,706	1,697
Net income available to common shareholders	$12,157	$9,001	$23,518	$17,663

Basic earnings per common share	$0.28	$0.21	$0.55	$0.41
Diluted earnings per common share	$0.28	$0.21	$0.55	$0.41

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$13,010	$9,854	$25,224	$19,360
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	(1,864)	21,000	(1,107)	21,419
Reclassification adjustment for net gains included in income	(198)	(16)	(229)	(18)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	35	68	69
Other comprehensive income, before tax	(2,027)	21,019	(1,268)	21,470
Deferred tax benefit (expense) related to other comprehensive income	797	(8,271)	499	(8,448)
Other comprehensive income (loss), net of tax	(1,230)	12,748	(769)	13,022
Comprehensive income, net of tax	$11,780	$22,602	$24,455	$32,382
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	25,224	—	25,224
Other comprehensive income, net of tax	—	—	—	(769)	(769)
Common stock transactions:
17,981 common shares purchased and retired	—	(257)	—	—	(257)
23,973 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
3,193 non-vested common shares forfeited	—	—	—	—	—
118,865 stock options exercised, net of 39,667 shares tendered in payment of option price and income tax withholding amounts	—	1,263	—	—	1,263
Tax benefit of stock-based compensation	—	126	—	—	126
Stock-based compensation expense	—	1,724	—	—	1,724
Cash dividends declared:
Common ($0.24 per share)	—	—	(10,290)	—	(10,290)
Preferred (6.75% per share)	—	—	(1,706)	—	(1,706)
Balance at June 30, 2012	$50,000	$269,698	$448,372	$18,265	$786,335

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	19,360	—	19,360
Other comprehensive income, net of tax	—	—	—	13,022	13,022
Common stock transactions:
14,112 common shares purchased and retired	—	(193)	—	—	(193)
14,692 common shares issued	—	195	—	—	195
130,904 non-vested common shares issued	—	—	—	—	—
17,544 non-vested common shares forfeited	—	(89)	—	—	(89)
Non-vested liability awards vesting during period	—	195	—	—	195
50,287 stock options exercised, net of 106,185 shares tendered in payment of option price and income tax withholding amounts	—	102	—	—	102
Tax benefit of stock-based compensation	—	224	—	—	224
Stock-based compensation expense	—	1,031	—	—	1,031
Cash dividends declared:
Common ($0.225 per share)	—	—	(9,607)	—	(9,607)
Preferred (6.75% per share)	—	—	(1,697)	—	(1,697)
Balance at June 30, 2011	$50,000	$265,639	$421,309	$22,397	$759,345
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$25,224	$19,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,250	30,400
Net (gain) loss on disposal of property and equipment	(501)	3
Depreciation and amortization	8,568	8,677
Net premium amortization on investment securities	5,188	4,932
Net gains on investment securities transactions	(229)	(18)
Net gains on sales of mortgage loans held for sale	(12,423)	(4,984)
Net (gain) loss on sale of OREO	6	(420)
Write-down of OREO and other assets pending disposal	1,217	3,515
Net reversal of impairment of mortgage servicing rights	(816)	(320)
Net gain on sale of mortgage servicing rights	(19)	—
Deferred income tax (benefit) expense	5,030	(538)
Net increase in cash surrender value of company-owned life insurance policies	(969)	(1,024)
Stock-based compensation expense	1,724	1,116
Tax benefits from stock-based compensation expense	126	224
Excess tax benefits from stock-based compensation	(108)	(157)
Originations of mortgage loans held for sale, net of sales	(12,265)	21,709
Changes in operating assets and liabilities:
Decrease in interest receivable	1,038	40
Decrease in other assets	1,754	11,881
Increase (decrease) in accrued interest payable	92	(1,466)
Decrease in accounts payable and accrued expenses	(8,659)	(3,275)
Net cash provided by operating activities	37,228	89,655
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(19,104)	(7,434)
Available-for-sale	(439,614)	(406,564)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	4,739	5,405
Available-for-sale	536,527	335,877
Capital distribution by unconsolidated subsidiary trust	1,238	—
Proceeds from sales of mortgage servicing rights	907	—
Extensions of credit to customers, net of repayments	(29,736)	34,535
Recoveries of loans charged-off	2,795	2,140
Proceeds from sales of OREO	15,674	7,963
Capital expenditures, net of sales	(8,467)	(4,730)
Net cash provided by (used in) investing activities	$64,959	$(32,808)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$74,408	$(131,048)
Net decrease in repurchase agreements	(60,250)	(185,115)
Net increase in short-term borrowings	—	449
Repayment of junior subordinated debentures held by subsidiary trusts	(41,238)	—
Repayments of long-term debt	(19)	(22)
Proceeds from issuance of common stock	1,263	102
Excess tax benefits from stock-based compensation	108	157
Purchase and retirement of common stock	(257)	(193)
Dividends paid to common stockholders	(10,290)	(9,607)
Dividends paid to preferred stockholders	(1,706)	(1,697)
Net cash used in financing activities	(37,981)	(326,974)
Net increase (decrease) in cash and cash equivalents	64,206	(270,127)
Cash and cash equivalents at beginning of period	472,447	685,618
Cash and cash equivalents at end of period	$536,653	$415,491

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,740	$8,730
Cash paid during the period for interest expense	$16,224	$24,535
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2012 and December 31, 2011, the results of operations for each of the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2011 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2012 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$1,024,769	$4,259	$(71)	$1,028,957
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	856,395	28,087	(106)	884,376
Private mortgage-backed securities	645	8	(3)	650
Total	$1,881,809	$32,354	$(180)	$1,913,983

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$166,790	$10,703	$(97)	$177,396
Other securities	136	—	—	136
Total	$166,926	$10,703	$(97)	$177,532

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$1,134,427	$4,353	$(662)	$1,138,118
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	848,444	29,567	(14)	877,997
Private mortgage-backed securities	758	7	(16)	749
Total	$1,983,629	$33,927	$(692)	$2,016,864

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$152,619	$9,113	$(17)	$161,715
Other securities	162	—	—	162
Total	$152,781	$9,113	$(17)	$161,877

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Gross gains of $201 and gross losses of $3 were realized on the disposition of investment securities during the three months ended June 30, 2012. Gross gains of $232 and gross losses of $3were realized on the disposition of investment securities during the six months ended June 30, 2012. Gross gains of $16 and $18 were realized on the disposition of investment securities during the three and six months ended June 30, 2012 and 2011, respectively. No gross losses were realized on the disposition of available-for-sale investment securities during the three and six months ended June 30, 2011.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$64,982	$(71)	$—	$—	$64,982	$(71)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	42,902	(106)	—	—	42,902	(106)
Private mortgage-backed securities	226	(1)	160	(2)	386	(3)
Total	$108,110	$(178)	$160	$(2)	$108,270	$(180)

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$7,451	$(80)	$721	$(17)	$8,172	$(97)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$287,404	$(662)	$—	$—	$287,404	$(662)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45,694	(14)	—	—	45,694	(14)
Private mortgage-backed securities	246	(10)	177	(6)	423	(16)
Total	$333,344	$(686)	$177	$(6)	$333,521	$(692)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$—	$—	$773	$(17)	$773	$(17)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 29 and 24 individual investment securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, respectively. Unrealized losses as of June 30, 2012 and December 31, 2011 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three or six months ended June 30, 2012 and 2011.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at June 30, 2012 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2012	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$407,085	$415,903	$5,827	$5,676
After one year but within five years	1,194,260	1,210,099	25,859	26,720
After five years but within ten years	186,190	190,628	72,298	76,837
After ten years	94,274	97,353	62,806	68,163
Total	1,881,809	1,913,983	166,790	177,396
Investments with no stated maturity	—	—	136	136
Total	$1,881,809	$1,913,983	$166,926	$177,532

As of June 30, 2012, the Company had investment securities callable within one year with amortized costs and estimated fair values of $626,027 and $627,832, respectively, including callable structured notes with amortized costs and estimated fair values of $145,265 and $145,698, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

(3)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2012	December 31, 2011
Real estate loans:
Commercial	$1,517,400	$1,553,155
Construction:
Land acquisition & development	240,550	278,613
Residential	51,193	61,106
Commercial	59,911	61,054
Total construction loans	351,654	400,773
Residential	572,018	571,943
Agricultural	171,087	175,302
Total real estate loans	2,612,159	2,701,173
Consumer:
Indirect consumer	418,604	407,651
Other consumer	144,442	147,487
Credit card	58,166	60,933
Total consumer loans	621,212	616,071
Commercial	720,010	693,261
Agricultural	138,115	119,710
Other, including overdrafts	2,319	2,813
Loans held for investment	4,093,815	4,133,028
Mortgage loans held for sale	76,148	53,521
Total loans	$4,169,963	$4,186,549

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2012	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$9,570	$4,391	$1,295	$15,256	$1,450,257	$51,887	$1,517,400
Construction:
Land acquisition & development	4,064	1,876	49	5,989	198,950	35,611	240,550
Residential	411	—	—	411	47,609	3,173	51,193
Commercial	—	—	—	—	48,889	11,022	59,911
Total construction loans	4,475	1,876	49	6,400	295,448	49,806	351,654
Residential	5,234	1,264	1,231	7,729	552,998	11,291	572,018
Agricultural	14,072	865	—	14,937	151,399	4,751	171,087
Total real estate loans	33,351	8,396	2,575	44,322	2,450,102	117,735	2,612,159
Consumer:
Indirect consumer	2,035	200	20	2,255	415,878	471	418,604
Other consumer	1,078	102	135	1,315	142,423	704	144,442
Credit card	428	241	686	1,355	56,786	25	58,166
Total consumer loans	3,541	543	841	4,925	615,087	1,200	621,212
Commercial	7,062	1,382	3,835	12,279	697,231	10,500	720,010
Agricultural	654	144	380	1,178	136,449	488	138,115
Other, including overdrafts	—	—	—	—	2,319	—	2,319
Loans held for investment	44,608	10,465	7,631	62,704	3,901,188	129,923	4,093,815
Mortgage loans originated for sale	—	—	—	—	76,148	—	76,148
Total loans	$44,608	$10,465	$7,631	$62,704	$3,977,336	$129,923	$4,169,963

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

If interest on non-accrual loans had been accrued, such income would have approximated $584 and $769 for the three months ended June 30, 2012 and 2011, respectively, and approximated $1,272 and $1,487 for the six months ended June 30, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of June 30, 2012	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$88,616	$60,518	$19,509	$80,027	$5,388
Construction:
Land acquisition & development	50,837	21,910	16,667	38,577	6,776
Residential	3,505	1,541	1,632	3,173	276
Commercial	13,743	1,558	9,463	11,021	572
Total construction loans	68,085	25,009	27,762	52,771	7,624
Residential	12,176	4,332	7,661	11,993	2,111
Agricultural	5,733	3,302	1,933	5,235	76
Total real estate loans	174,610	93,161	56,865	150,026	15,199
Commercial	12,526	7,748	4,226	11,974	2,339
Agricultural	552	95	405	500	405
Total	$187,688	$101,004	$61,496	$162,500	$17,943

As of December 31, 2011	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$87,135	$320	90,625	$110
Construction:
Land acquisition & development	51,949	30	54,500	42
Residential	3,637	—	18,841	18
Commercial	20,807	—	18,306	—
Total construction loans	76,393	30	91,647	60
Residential	14,726	12	23,085	97
Agricultural	6,816	—	6,086	40
Total real estate loans	185,070	362	211,443	307
Commercial	14,355	22	29,626	23
Agricultural	1,378	11	1,003	—
Total	$200,803	$395	242,072	$330

	Six Months Ended June 30,
	2012		2011
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$85,701	$671	$81,429	$202
Construction:
Land acquisition & development	56,924	46	49,444	87
Residential	8,810	—	17,697	37
Commercial	22,536	—	18,811	—
Total construction loans	88,270	46	85,952	124
Residential	16,251	21	19,415	97
Agricultural	10,039	32	5,094	42
Total real estate loans	200,261	770	191,890	465
Commercial	16,195	44	31,505	65
Agricultural	1,246	15	945	—
Total	$217,702	$829	$224,340	$530

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $580 and $762 for the three months ended June 30, 2012 and 2011, respectively, and approximately $1,263 and $1,454 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $90,663 as of June 30, 2012, of which $54,704 were included in non-accrual loans and $35,959 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $94,827 as of December 31, 2011, of which $57,451 were included in non-accrual loans and $37,376 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three and six months ended June 30, 2012:

		Type of Concession
Three Months Ended June 30, 2012	Number of Notes	Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)	Principal Balance at Restructure Date
Real estate:
Commercial	3	$—	$—	$2,787	$149	$2,936
Construction:
Land acquisition & development	1	—	229	—	—	229
Total construction loans	1	—	229	—	—	229
Total real estate loans	4	—	229	2,787	149	3,165
Consumer:
Other	1	—	69	—	—	69
Total consumer loans	1	—	69	—	—	69
Total loans restructured during period	5	$—	$298	$2,787	$149	$3,234

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2012		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	12	$—	$—	$3,876	$8,612	$12,488
Construction:
Land acquisition & development	3	—	229	—	623	852
Commercial	1	—	—	—	3,155	3,155
Total construction loans	4	—	229	—	3,778	4,007
Residential	2	568	25	—	—	593
Total real estate loans	18	568	254	3,876	12,390	17,088
Consumer:
Other	1	—	69	—	—	69
Total consumer loans	1	—	69	—	—	69
Commercial	5	13	98	—	80	191
Total loans restructured during period	24	$581	$421	$3,876	$12,470	$17,348

(1)	Other includes concessions that reduce or defer payments for a specified period of time and/or extend amortization schedules.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2012 or 2011.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	13	$4,363	13	$4,363
Construction:
Land acquisition & development	2	380	3	$885
Total construction loans	2	380	3	885
Agriculture	—	—	2	1,624
Total real estate loans	15	4,743	18	6,872
Commercial	1	25	1	25
Agricultural	1	239	3	567
Total	17	$5,007	22	$7,464

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

At June 30, 2012, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$104,976	$155,539	$20,808	$281,323
Construction:
Land acquisition & development	31,305	17,682	30,776	79,763
Residential	1,211	4,188	1,632	7,031
Commercial	—	530	10,495	11,025
Total construction loans	32,516	22,400	42,903	97,819
Residential	7,851	14,358	7,661	29,870
Agricultural	23,379	11,123	2,328	36,830
Total real estate loans	168,722	203,420	73,700	445,842
Consumer:
Indirect consumer	995	1,875	118	2,988
Other consumer	1,058	1,365	559	2,982
Credit card	—	430	2,458	2,888
Total consumer loans	2,053	3,670	3,135	8,858
Commercial	43,935	35,312	4,233	83,480
Agricultural	5,798	1,514	406	7,718
Total	$220,508	$243,916	$81,474	$545,898

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2011	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$129,046	$153,320	$25,087	$307,453
Construction:
Land acquisition & development	37,294	31,873	38,761	107,928
Residential	9,448	5,528	2,044	17,020
Commercial	—	2,620	21,916	24,536
Total construction loans	46,742	40,021	62,721	149,484
Residential	8,149	15,706	15,140	38,995
Agricultural	16,037	18,498	395	34,930
Total real estate loans	199,974	227,545	103,343	530,862
Consumer:
Indirect consumer	1,141	1,729	247	3,117
Other consumer	745	1,361	674	2,780
Credit card	—	486	2,789	3,275
Total consumer loans	1,886	3,576	3,710	9,172
Commercial	34,698	33,478	12,849	81,025
Agricultural	4,345	5,195	263	9,803
Total	$240,903	$269,794	$120,165	$630,862

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$89,128	$7,212	$18,380	$1,182	$—	$115,902
Provision charged to operating expense	10,419	784	866	(69)	—	12,000
Less loans charged-off	(22,350)	(1,210)	(3,180)	(5)	—	(26,745)
Add back recoveries of loans previously charged-off	526	488	609	14	—	1,637
Ending balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794

Six Months Ended June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	16,801	193	6,307	(51)	—	23,250
Less loans charged-off	(27,506)	(2,522)	(5,692)	(112)	—	(35,832)
Add back recoveries of loans previously charged-off	1,032	1,009	735	19	—	2,795
Ending balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794

As of June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$15,199	$—	$2,339	$405	$—	$17,943
Loans collectively evaluated for impairment	62,524	7,274	14,336	717	—	84,851
Allowance for loan losses	$77,723	$7,274	$16,675	$1,122	$—	$102,794

As of June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$150,026	$—	$11,974	$500	$—	$162,500
Collectively evaluated for impairment	2,538,281	621,212	708,036	137,615	2,319	4,007,463
Total loans	$2,688,307	$621,212	$720,010	$138,115	$2,319	$4,169,963

Three Months Ended June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$92,350	$8,992	$21,790	$1,314	$—	$124,446
Provision charged to operating expense	10,941	563	3,798	98	—	15,400
Less loans charged-off	(13,157)	(1,499)	(1,407)	(39)	—	(16,102)
Add back recoveries of loans previously charged-off	109	470	253	3	—	835
Ending balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Six Months Ended June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	23,096	1,251	6,255	(202)	—	30,400
Less loans charged-off	(17,388)	(2,959)	(8,049)	(45)	—	(28,441)
Add back recoveries of loans previously charged-off	354	902	874	10	—	2,140
Ending balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579

As of June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$29,903	$—	$13,740	$249	$—	$43,892
Loans collectively evaluated for impairment	60,340	8,526	10,694	1,127	—	80,687
Allowance for loan losses	$90,243	$8,526	$24,434	$1,376	$—	$124,579

As of June 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$208,485	$—	$32,609	$923	$—	$242,017
Collectively evaluated for impairment	2,585,238	626,184	691,549	132,975	3,297	4,039,243
Total loans	$2,793,723	$626,184	$724,158	$133,898	$3,297	$4,281,260

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$44,756	$31,995	$37,452	$33,632
Additions	19,139	2,883	33,117	5,763
Capitalized improvements	406	—	75	15
Valuation adjustments	(569)	(1,963)	(1,147)	(3,515)
Dispositions	(9,915)	(4,592)	(15,680)	(7,572)
Ending balance	$53,817	$28,323	$53,817	$28,323

(6)	Subordinated Debentures Held by Subsidiary Trusts

On June 26, 2012, the Company redeemed 30-year junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by the Company to First Interstate Statutory Trust I ("FIST"). The redemption price of $41,238 was equal to the $1 liquidation amount of each security plus all accrued and unpaid distributions up to the date of redemption. Unamortized issuance costs of $428 were charged to other expense on the date of redemption.

The redemption of the Subordinated Debentures caused a mandatory redemption of $40,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities issued by FIST to third-party investors and $1,238 of common equity securities issued by FIST to the Company.

(7)	Common Stock

The Company had 16,890,002 and 16,443,429 shares of Class A common stock outstanding as of June 30, 2012 and December 31, 2011, respectively.

The Company had 26,338,748 and 26,540,745 shares of Class B common stock outstanding as of June 30, 2012 and December 31, 2011, respectively.

(8)	Earnings per Common Share

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$13,010	$9,854	$25,224	$19,360
Less preferred stock dividends	853	853	1,706	1,697
Net income available to common shareholders, basic and diluted	$12,157	$9,001	$23,518	$17,663

Weighted average common shares outstanding for basic earnings per share computation	42,966,926	42,781,894	42,920,347	42,735,897
Dilutive effects of stock-based compensation	93,278	114,717	96,111	138,031
Weighted average common shares outstanding for diluted earnings per common share computation	43,060,204	42,896,611	43,016,458	42,873,928

Basic earnings per common share	$0.28	$0.21	$0.55	$0.41
Diluted earnings per common share	$0.28	$0.21	$0.55	$0.41

The Company had 2,828,234 and 2,623,276 stock options outstanding as of June 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 48,196 and 33,068 shares of unvested restricted stock as of June 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(9)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2012 and December 31, 2011, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of June 30, 2012 and December 31, 2011 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total risk-based capital:
Consolidated	$778,980	16.2%	$384,573	8.0%	NA	NA
FIB	677,619	14.2	382,724	8.0	$478,406	10.0%
Tier 1 risk-based capital:
Consolidated	683,363	14.2	192,286	4.0	NA	NA
FIB	602,288	12.6	191,362	4.0	$287,043	6.0
Leverage capital ratio:
Consolidated	683,363	9.5	286,505	4.0	NA	NA
FIB	602,288	8.4	285,417	4.0	$356,771	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital:
Consolidated	$800,354	16.5%	$387,082	8.0%	NA	NA
FIB	663,860	13.8	384,987	8.0	$481,234	10.0%
Tier 1 risk-based capital:
Consolidated	704,229	14.6	193,541	4.0	NA	NA
FIB	588,059	12.2	192,494	4.0	$288,740	6.0
Leverage capital ratio:
Consolidated	704,229	9.8	286,303	4.0	NA	NA
FIB	588,059	8.2	285,358	4.0	$356,698	5.0

(10)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $2,024 as of June 30, 2012.

The Company had commitments to purchase held-to-maturity corporate securities of $3,180 as of June 30, 2012.

(11)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2012, commitments to extend credit to existing and new borrowers approximated $1,063,924 which included $296,301 on unused credit card lines and $280,119 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2012, the Company had outstanding standby letters of credit of $67,071. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(12)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $33,117 and $5,763 to OREO during the six months ended June 30, 2012 and 2011, respectively.

The Company transferred accrued liabilities of $195 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the six months ended June 30, 2011.

The Company transferred internally originated mortgage servicing rights of $2,061 and $1,185 from loans to mortgage servicing assets during the six months ended June 30, 2012 and 2011, respectively.

The Company transferred land pending disposal with a book value of $566 to other assets during the six months ended June 30, 2012.

(13)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2012	2011	2012	2011	2012	2011
Investment securities available-for sale:
Change in net unrealized gain during period	$(1,864)	$21,000	$(733)	$8,263	$(1,131)	$12,737
Reclassification adjustment for net gains included in net income	(198)	(16)	(78)	(6)	(120)	(10)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	35	14	14	21	21
Total other comprehensive income	$(2,027)	$21,019	$(797)	$8,271	$(1,230)	$12,748

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2012	2011	2012	2011	2012	2011
Investment securities available-for sale:
Change in net unrealized gain during period	$(1,107)	$21,419	$(436)	$8,428	$(671)	$12,991
Reclassification adjustment for net gains included in net income	(229)	(18)	(90)	(7)	(139)	(11)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	68	69	27	27	41	42
Total other comprehensive income	$(1,268)	$21,470	$(499)	$8,448	$(769)	$13,022

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30, 2012	December 31, 2011
Net unrealized gain on investment securities available-for-sale	$19,723	$20,533
Net actuarial loss on defined benefit post-retirement benefit plans	(1,458)	(1,499)
Net accumulated other comprehensive income	$18,265	$19,034

(14)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,028,957	$—	$1,028,957	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	884,376	—	884,376	—
Private mortgage-backed securities	650	—	650	—
Mortgage servicing rights	14,180	—	14,180	—

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,138,118	$—	$1,138,118	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	877,997	—	877,997	—
Private mortgage-backed securities	749	—	749	—
Mortgage servicing rights	11,910	—	11,910	—
Derivative liability contract	383	—	—	383

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011
Balance, beginning of period	$383	$86
Accruals during the period	—	164
Cash payments during the period	(383)	(128)
Balance, end of period	$—	$122

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2012 or 2011.

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The fair value of the derivative liability contract is estimated utilizing an internal valuation model with significant unobservable inputs including the Company's expectations regarding the ultimate resolution of the Visa litigation and loss severity in the event of unfavorable litigation outcomes. The probability of unfavorable litigation outcomes and the estimation of loss severity is determined through review of Visa's press releases and public filings made with the Securities and Exchange Commission and managements' estimation of the effect of changes in litigation status on the value of the derivative liability contract. On July 13, 2012, Visa entered into a memorandum of understanding to enter into a proposed settlement of certain litigation. If approved, the proposed settlement will not result in additional material liability to the Company.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$69,893	$—	$—	$69,893
Other real estate owned	16,442	—	—	16,442
Long-lived assets to be disposed of by sale	496	—	496	—

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$100,035	$—	$—	$100,035
Other real estate owned	17,000	—	—	17,000

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2012, certain impaired loans with a carrying value of $111,929 were reduced by specific valuation allowance allocations of $16,848 and partial loan charge-offs of $25,188 resulting in a reported fair value of $69,893. As of December 31, 2011, certain impaired loans with a carrying value of $167,078 were reduced by specific valuation allowance allocations of $32,838 and partial loan charge-offs of $34,205 resulting in a reported fair value of $100,035.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $1,147 during the six months ended June 30, 2012 included adjustments of $625 directly related to receipt of updated appraisals and adjustments of $522 based on management estimates of the current fair value of properties. Write-downs of $3,515 during the six months ended June 30, 2011 included adjustments of $291 directly related to receipt of updated appraisals and adjustments of $3,224 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2012, a long-lived asset to be disposed of by sale with a carrying value of $566 was reduced by write-downs of $70 charged to other expense resulting in a reported fair value of $496. As of December 31, 2011, the Company had a long-lived asset to be disposed of by sale of $1,513 that was carried at cost.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2012 and December 31, 2011, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2012	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$536,653	$536,653	$—	$536,653	$—
Investment securities available-for-sale	1,913,983	1,913,983	—	1,913,983	—
Investment securities held-to-maturity	166,926	177,532	—	177,532	—
Accrued interest receivable	30,936	30,936	—	30,936	—
Mortgage servicing rights, net	11,985	14,180	—	14,180	—
Net loans	4,067,169	4,055,520	—	3,985,627	69,893
Total financial assets	$6,727,652	$6,728,804	$—	$6,658,911	$69,893

Financial liabilities:
Total deposits, excluding time deposits	$4,419,969	4,419,969	—	4,419,969	—
Time deposits	1,481,410	1,488,737	—	1,488,737	—
Securities sold under repurchase agreements	455,993	455,993	—	455,993	—
Other borrowed funds	7	7	—	7	—
Accrued interest payable	8,215	8,215	—	8,215	—
Long-term debt	37,181	34,101	—	34,101	—
Subordinated debentures held by subsidiary trusts	82,477	61,380	—	61,380	—
Total financial liabilities	$6,485,252	$6,468,402	$—	$6,468,402	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2011	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$472,447	$472,447	$—	$472,447	$—
Investment securities available-for-sale	2,016,864	2,016,864	—	2,016,864	—
Investment securities held-to-maturity	152,781	161,877	—	161,877	—
Accrued interest receivable	31,974	31,974	—	31,974	—
Mortgage servicing rights, net	11,555	11,910	—	11,910	—
Net loans	4,073,968	4,064,718	—	3,964,683	100,035
Total financial assets	$6,759,589	$6,759,790	$—	$6,659,755	$100,035

Financial liabilities:
Total deposits, excluding time deposits	$4,269,631	$4,269,631	$—	$4,269,631	$—
Time deposits	1,557,340	1,565,558	—	1,565,558	—
Securities sold under repurchase agreements	516,243	516,243	—	516,243	—
Other borrowed funds	7	7	—	7	—
Accrued interest payable	8,123	8,123	—	8,123	—
Long-term debt	37,200	34,341	—	34,341	—
Subordinated debentures held by subsidiary trusts	123,715	102,525	—	102,525	—
Derivative contract liability	383	383	—	—	383
Total financial liabilities	$6,512,642	$6,496,811	$—	$6,496,428	$383

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	Recent Authoritative Accounting Guidance

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

ASU 2012-02 "Intangibles - Goodwill and Other Topics (Topic 350)." ASU 2012-02 amends Topic 350, “Intangibles - Goodwill and Other,” to reduce the cost and complexity of performing an impairment test for indefinite-lived assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments in ASU 2012-02 permit an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. In addition, ASU 2012-02 provides an entity with an option not to calculate annually the fair value of in indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted including for annual and interim impairment test performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. Adoption of the amendments in ASU 2012-02 will not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

(16)	Subsequent Events
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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of June 30, 2012, we had consolidated assets of $7,305 million, deposits of $5,901 million, loans of $4,170 million and total stockholders’ equity of $786 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $226 million, or 5.35% of total loans and OREO as of June 30, 2012, from $279 million, or 6.60% of total loans and OREO as of December 31, 2011, primarily due to the movement of non-accrual loans out of the loan portfolio through charge-offs or foreclosure. Loan charge-offs, net of recoveries, totaled $25 million during the second quarter of 2012, as compared to $8 million during first quarter 2012 and $15 million during second quarter 2011. Net charge-offs during 2012 are expected to approximate 2011 levels as problem loans continue to work through the credit cycle. Loans charged-off during second quarter 2012 were primarily comprised of land development, commercial construction and commercial real estate loans, with nine borrowers accounting for 73% of the loans charged-off.

Provisions for loan losses decreased $3.4 million, or 22.1%, to $12.0 million for the three months ended June 30, 2012, as compared to $15.4 million for the same period in 2011, and $7.2 million, or 23.5%, to $23.3 million for the six months ended June 30, 2012, as compared to $30.5 million for the same period in 2011. These decreases are reflective of continued improvement and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans.

Net Interest Margin

Our net interest margin ratio, on a fully taxable-equivalent, or FTE, basis, decreased 10 basis points to 3.74% for the three months ended June 30, 2012, as compared to 3.84% for the same period in 2011, and 5 basis points to 3.73% for the six months ended June 30, 2012, from 3.78% during the same period in 2011. These decreases were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher costing savings and time deposits to lower-costing demand deposits. Absent meaningful loan growth, management expects further compression in the net FTE interest margin ratio in future quarters.

Origination and Sale of Residential Mortgage Loans

With market interest rates dipping to record lows, we experienced a 111.0% increase in residential mortgage loan origination activity during the first half of 2012 as compared to the same period in 2011, resulting in significantly higher income from the origination and sale of loans during the three and six months ended June 30, 2012, as compared to the same periods in the prior year. Income from the origination and sale of loans increased $5.3 million, or 129.3%, to $9.4 million during the three months ended June 30, 2012, compared to $4.1 million during the same period in 2011, and $10.3 million, or 135.7%, to $17.8 million during the six months ended June 30, 2012, as compared to $7.6 million during the same period in 2011. Loans for new home purchases accounted for 35% of our residential mortgage loan origination activity during the first half of 2012, an increase of 40.2% from the same period in the prior year. While refinancing activity accounted for 65% of our residential mortgage loan origination activity during the first half of 2012, as compared to 47% during the same period in 2011, management does not expect this level of refinancing activity to continue in future quarters.

Regulatory Capital Proposals

On June 4, 2012, the Board of Governors of the Federal Reserve System, or the Board, issued three notices of proposed rulemaking, or NPRs. Taken together, the NPRs would restructure the Board's current regulatory capital rules into a comprehensive framework and revise current regulatory capital requirements to make them consistent with the Basel III capital standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The first NPR is primarily focused on proposed reforms to improve the overall quality and quantity of banking organizations' capital. The NPR introduces a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital requirement would remain unchanged at 8.0%. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, banking organizations would be required to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The NPR also proposes changes to the definition of capital that would prohibit the inclusion in tier 1 capital of instruments that are not perpetual or that permit the accumulation of unpaid dividends or interest, such as trust preferred securities. Additionally, banking organizations would be subject to generally stricter regulatory capital deductions (the majority of which would be taken from common equity tier 1 capital) for mortgage servicing rights, deferred tax assets and certain investments in the capital of unconsolidated financial institutions than under current rules.

The second NPR increases the risk-sensitivity of the Board's general risk-based capital requirements for determining risk-weighted assets by expanding the number of risk-weight categories and increasing the capital required for certain high-risk residential mortgages, higher-risk construction and commercial real estate lending, and certain securitization exposures.

These two NPRs would apply to banks, saving associations and bank holding companies with consolidated assets of $500 million or more, like us, and to savings and loan holding companies. While these rules would be effective as of January 1, 2013, full compliance with most aspects of the rules would phase-in over a seven-year period. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be required to be fully implemented effective January 1, 2014. The capital conservation buffer framework would phase-in between 2016 and 2018, with full implementation effective January 1, 2019. These NPRs are subject to final rulemaking by the Board and their provisions may change before their implementation. Management believes, as of June 30, 2012, we would meet all capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective.

The third NPR would enhance the risk-sensitivity of the advanced approaches risk-based capital rule, including, among other revisions, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Board's market risk rule into the integrated capital framework that would be established by all three proposed rules. This NPR would generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and would not impact us as currently proposed.

Proposed Settlement of Visa Interchange Litigation

On July 13, 2012,Visa, MasterCard and U.S. financial institution defendants signed a memorandum of understanding to enter into a settlement agreement to resolve a class-action lawsuit alleging collusion between the defendant banks and the credit card companies to maintain higher credit card interchange fees. Under the terms of the proposed settlement, class merchants may receive a distribution equal to 10 basis points of default interchange for a period of eight months, which would effectively reduce interchange fees received by credit card issuers, like us, during that time. Based on current transaction volumes, a 10 basis point reduction in credit interchange fees would not have a material impact on our consolidated financial statements, results of operations or liquidity. Assuming the proposed settlement agreement is approved by the plaintiffs, the eight-month reduction in interchange fees could begin in mid-to-late 2013.

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

Our annual impairment test is performed each year as of July 1st. In addition, due to a significant and prolonged decrease in the market value of bank stocks, including our common stock, during the last half of 2011 we engaged a third party valuation consultant to assist us in determining the fair value of our goodwill as of December 31, 2011. Based on this valuation, we determined that the fair value of our net assets was greater than the Company's carrying value and no impairment existed. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Net Interest Income. During second quarter 2012, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $1.3 million, or 2.0%, to $62.4 million, as compared to $63.7 million during the same period in 2011, and our net FTE interest margin ratio decreased 10 basis points to 3.74%, as compared to 3.84% during the same period in 2011. For the six months ended June 30, 2012, our net FTE interest income decreased $2.4 million, or 1.9%, to $124.2 million, as compared to $126.6 million during the same period in 2011, and our net FTE interest margin ratio decreased 5 basis points to 3.73%, as compared to 3.78% during the same period in 2011. Decreases in net FTE interest income and net FTE interest margin ratio were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher costing savings and time deposits to lower-costing demand deposits. Absent meaningful loan growth, management expects further compression in the net FTE interest margin ratio in future quarters.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,159,565	$58,564	5.66%	$4,269,637	$61,926	5.82%
Investment securities (2)	2,094,148	11,414	2.19	2,019,187	12,533	2.49
Interest bearing deposits in banks	442,698	279	0.25	359,446	227	0.25
Federal funds sold	3,668	6	0.66	3,871	6	0.62
Total interest earnings assets	6,700,079	70,263	4.22	6,652,141	74,692	4.50
Non-earning assets	633,454			617,221
Total assets	$7,333,533			$7,269,362
Interest bearing liabilities:
Demand deposits	$1,596,076	$606	0.15%	$1,263,466	$847	0.27%
Savings deposits	1,482,986	934	0.25	1,711,210	1,753	0.41
Time deposits	1,496,597	4,239	1.14	1,780,542	6,303	1.42
Repurchase agreements	493,450	152	0.12	469,459	171	0.15
Other borrowed funds	33	—	—	5,459	—	—
Long-term debt	37,184	495	5.35	37,485	495	5.30
Subordinated debentures held by subsidiary trusts	120,996	1,467	4.88	123,715	1,455	4.72
Total interest bearing liabilities	5,227,322	7,893	0.61	5,391,336	11,024	0.82
Non-interest bearing deposits	1,277,091			1,089,909
Other non-interest bearing liabilities	47,781			47,791
Stockholders’ equity	781,339			740,326
Total liabilities and stockholders’ equity	$7,333,533			$7,269,362
Net FTE interest income		$62,370			$63,668
Less FTE adjustments (2)		(1,196)			(1,141)
Net interest income from consolidated statements of income		$61,174			$62,527
Interest rate spread			3.61%			3.68%
Net FTE interest margin (3)			3.74%			3.84%
Cost of funds, including non-interest bearing demand deposits (4)			0.49%			0.68%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,162,384	$116,938	5.65%	$4,286,512	$124,762	5.87%
Investment securities (2)	2,118,793	23,018	2.18	1,984,000	24,291	2.47
Interest bearing deposits in banks	408,799	516	0.25	472,994	594	0.25
Federal funds sold	2,139	7	0.66	3,061	9	0.59
Total interest earnings assets	6,692,115	140,479	4.22	6,746,567	149,656	4.47
Non-earning assets	626,295			619,837
Total assets	$7,318,410			$7,366,404
Interest bearing liabilities:
Demand deposits	$1,589,440	$1,253	0.16%	$1,256,414	$1,681	0.27%
Savings deposits	1,466,113	1,948	0.27	1,727,886	3,753	0.44
Time deposits	1,518,693	8,840	1.17	1,827,269	13,340	1.47
Repurchase agreements	503,428	308	0.12	519,392	408	0.16
Other borrowed funds	34	—	—	5,577	—	—
Long-term debt	37,189	993	5.37	37,490	984	5.29
Subordinated debentures held by subsidiary trusts	122,356	2,974	4.89	123,715	2,903	4.73
Total interest bearing liabilities	5,237,253	16,316	0.63	5,497,743	23,069	0.85
Non-interest bearing deposits	1,254,983			1,080,379
Other non-interest bearing liabilities	48,926			49,395
Stockholders’ equity	777,248			738,887
Total liabilities and stockholders’ equity	$7,318,410			$7,366,404
Net FTE interest income		$124,163			$126,587
Less FTE adjustments (2)		(2,355)			(2,262)
Net interest income from consolidated statements of income		$121,808			$124,325
Interest rate spread			3.59%			3.62%
Net FTE interest margin (3)			3.73%			3.78%
Cost of funds, including non-interest bearing demand deposits (4)			0.51%			0.71%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1,597)	$(1,765)	$(3,362)	$(3,612)	$(4,212)	$(7,824)
Investment securities (1)	465	(1,584)	(1,119)	1,650	(2,923)	(1,273)
Interest bearing deposits in banks	53	(1)	52	(81)	3	(78)
Federal funds sold	—	—	—	(3)	1	(2)
Total change	(1,079)	(3,350)	(4,429)	(2,046)	(7,131)	(9,177)
Interest bearing liabilities:
Demand deposits	223	(464)	(241)	446	(874)	(428)
Savings deposits	(234)	(585)	(819)	(569)	(1,236)	(1,805)
Time deposits	(1,005)	(1,059)	(2,064)	(2,252)	(2,248)	(4,500)
Repurchase agreements	9	(28)	(19)	(13)	(87)	(100)
Long-term debt	(4)	4	—	(8)	17	9
Subordinated debentures	(32)	44	12	(32)	103	71
Total change	(1,043)	(2,088)	(3,131)	(2,428)	(4,325)	(6,753)
Increase (decrease) in FTE net interest income	$(36)	$(1,262)	$(1,298)	$382	$(2,806)	$(2,424)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $3.4 million, or 22.1%, to $12.0 million for the three months ended June 30, 2012, compared to $15.4 million for the same period in 2011, and decreased $7.2 million, or 23.5%, to $23.3 million for the six months ended June 30, 2012, compared to $30.4 million during the same period in 2011. Decreases in the provision for loan losses are reflective of improvement and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $6.1 million, or 28.1%, to $27.7 million for the three months ended June 30, 2012, as compared to $21.6 million for the same period in 2011, and $12.3 million, or 29.4%, to $54.0 million during the six months ended June 30, 2012, as compared to $41.8 million during the same period in 2011. Significant components of these increases are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $486 thousand, or 6.3%, to $8.3 million during the three months ended June 30, 2012, as compared to $7.8 million during the same period in 2011, and $1.5 million, or 10.1%, to $16.7 million during the six months ended June 30, 2012, as compared to $15.1 million during the same period in 2011. These increases were primarily due to higher credit card interchange fee revenue resulting from higher transaction volumes and increases in ATM service charges due to implementation of new fee schedules during third quarter 2011.

Income from the origination and sale of loans increased $1.0 million, or 12.4%, to $9.4 million during the three months ended June 30, 2012, as compared to $8.4 million during the three months ended March 31, 2012. Income from the origination and sale of loans increased $5.3 million, or 129.3%, to $9.4 million during the three months ended June 30, 2012, compared to $4.1 million during the same period in 2011, and $10.3 million, or 135.7%, to $17.8 million during the six months ended June 30, 2012, as compared to the same period in 2011. Record low mortgage interest rates continued to spur residential mortgage loan originations in our market areas during the first half of 2012, resulting in higher income from the origination and sale of loans.

Other income decreased $104 thousand, or 6.4%, to $1.5 million for the three months ended June 30, 2012, compared to $1.6 million for the same period in 2011. Other income increased $83 thousand, or 2.3% to $3.6 million during the six months ended June 30, 2012, as compared to $3.5 million during the same period in 2011. Fluctuations in other income during the three and six months ended June 30, 2012, as compared to the same periods in 2011, were primarily due to decreases in earnings on securities held under deferred compensation plans, which were offset by a $581 thousand gain on the sale of a bank building recorded during second quarter 2012.

Non-interest Expense. Non-interest expense increased $3.1 million, or 5.7%, to $57.3 million for the three months ended June 30, 2012, as compared to $54.2 million for the same period in 2011, and increased $7.6 million, or 7.1%, to $114.7 million for the six months ended June 30, 2012, as compared to $107.2 million for the same period in 2011. Significant components of these increases are discussed below.

Salaries and wages increased $1.1 million, or 5.3%, to $21.6 million during the three months ended June 30, 2012, as compared to $20.6 million during the same period in the prior year, and $2.4 million, or 6.0%, to $43.2 million during the six months ended June 30, 2012, as compared to $40.8 million during the same period in 2011 primarily due to increases in incentive compensation paid in the form of commissions and overtime to real estate lenders and processors, higher incentive bonus accruals reflective of our improved performance and inflationary wage increases.

Employee benefits expense decreased $516 thousand, or 7.0%, to $6.8 million during the three months ended June 30, 2012, as compared to $7.3 million during same period in 2011, primarily due to decreases in the market value of securities held under deferred compensation plans and lower payroll tax and group health insurance expenses. Employee benefits expense increased $951 thousand, or 6.4%, to $15.8 million during the six months ended June 30, 2012, as compared to $14.8 million during the same period in 2011. During the six months ended June 30, 2012, as compared to the same period in 2011, decreases in the market values of securities held under deferred compensation plans were more than offset by increases in stock-based compensation, higher profit sharing accrual reflective of improved performance and increases in group medical insurance costs.

FDIC insurance premiums decreased $28 thousand, or 1.7%, to $1.6 million during the three months ended June 30, 2012, as compared to $1.6 million for the same period in 2011, and decreased $899 thousand, or 22.0%, to $3.2 million during the six months ended June 30, 2012, as compared to $4.1 million during the same period in 2011. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution's deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, resulted in a reduction in the our FDIC insurance premiums.

OREO expense, net of income, increased $701 thousand, or 63.4%, to $1.8 million for the three months ended June 30, 2012, compared to $1.1 million for the three months ended March 31, 2012, due to additional carrying costs associated with properties foreclosed during the period. OREO expense, net of income, decreased $236 thouand, or 11.6%, to $1.8 million during the three months ended June 30, 2012, as compared to $2.0 million for the same period in 2011, and decreased $842 thousand, or 22.4%, to $2.9 million during the six months ended June 30, 2012, as compared to $3.8 million during the same period in 2011. Variations in net OREO expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties. Decreases in OREO expense during the three and six months ended June 30, 2012, as compared to the same periods in the prior year, were primarily due to declines in OREO write-downs. During the three and six months ended June 30, 2012, the Company wrote-down the estimated fair value of OREO properties by $580 thousand and $1.1 million, respectively, as compared to write-downs of $2.0 million and $3.5 million during the same respective periods in the prior year.

Professional fees increased $276 thousand, or 38.0%, to $1.0 million during the three months ended June 30, 2012, as compared to $726 thousand during the same period in 2011, and $430 thousand, or 28.6%, to $1.9 million during the six months ended June 30, 2012, as compared to $1.5 million during the same period in 2011. These increases in professional fees were primarily attributable to additional costs associated with strategic planning initiatives.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During second quarter 2012, we recorded impairment of $52 thousand, as compared to impairment of $27 thousand during second quarter 2011 and the reversal of impairment of $868 thousand recorded during first quarter 2012. For the six months ended June 30, 2012, we reversed impairment of mortgage servicing rights of $816 thousand, as compared to an impairment reversal of $320 thousand during the same period in 2011.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses increased $2.3 million, or 20.1%, to $13.8 million for the three months ended June 30, 2012, as compared to $11.5 million during the same period in 2011, and increased $6.0 million, or 28.2%, to $27.3 million during the six months ended June 30, 2012, as compared to $21.3 million during the same period in 2011. During second quarter 2012, we recorded donation expense of $1.5 million in conjunction with the sale of a bank building to a charitable organization. In addition, during second quarter 2012, we expensed unamortized issuance costs of $428 thousand in conjunction with the June 26, 2012 redemption of junior subordinated debentures. Also contributing to the increase in other expenses during the six months ended June 30, 2012, as compared to the same period in the prior year, were $3.0 million of estimated collection and settlement costs related to one borrower that were recorded as other expense during the first quarter of 2012. For additional information regarding the redemption of junior subordinated debentures, see "Financial Condition – Subordinated Debentures Held by Subsidiary Trusts" included herein and “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective federal income tax rate was 28.8% for the six months ended June 30, 2012 and 27.5% for the six months ended June 30, 2011. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the six months ended June 30, 2012 and 2011. Changes in the effective federal income tax rates were primarily fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets decreased $21 million, or less than 1.0%, to $7,305 million as of June 30, 2012, from $7,326 million as of December 31, 2011.

Loans. Total loans decreased $17 million, or less than 1.0%, to $4,170 million as of June 30, 2012, from $4,187 million as of December 31, 2011. Increases in commercial, agricultural and indirect consumer loans as of June 30, 2012, compared to December 31, 2011, were more than offset by decreases primarily in commercial real estate and land acquisition and development loans. These decreases were attributable to the movement of lower quality loans out of the loan portfolio through charge-off or foreclosure combined with low loan demand.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, loans renegotiated in troubled debt restructurings and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Non-performing loans:
Non-accrual loans	$129,923	180,910	199,983	223,961	229,662
Accruing loans past due 90 days or more	6,451	5,017	4,111	3,001	2,194
Troubled debt restructurings	35,959	36,838	37,376	35,616	31,611
Total non-performing loans	172,333	222,765	241,470	262,578	263,467
OREO	53,817	44,756	37,452	25,080	28,323
Total non-performing assets	$226,150	267,521	278,922	287,658	291,790

Non-performing loans to total loans	4.13%	5.36%	5.77%	6.14%	6.15%
Non-performing assets to total loans and OREO	5.35%	6.36%	6.60%	6.69%	6.77%
Non-performing assets to total assets	3.10%	3.60%	3.81%	3.94%	4.05%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Real estate:
Commercial	$80,489	46.8%	$86,990	36.0%
Construction:		.
Land acquisition and development	38,651	22.5%	63,195	26.2%
Commercial	11,022	6.4%	14,023	5.8%
Residential	3,173	1.8%	24,536	10.2%
Total construction	52,846	30.7%	101,754	42.2%
Residential	13,166	7.6%	20,075	8.3%
Agricultural	5,234	3.0%	7,470	3.1%
Total real estate	151,735	88.1%	216,289	89.6%
Consumer	3,282	1.9%	3,455	1.4%
Commercial	16,448	9.5%	20,857	8.6%
Agricultural	868	0.5%	869	0.4%
Total non-performing loans	$172,333	100.0%	$241,470	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $584 thousand and $769 thousand would have been accrued for the three months ended June 30, 2012 and 2011, respectively. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.3 million and $1.5 million would have been accrued for the six months ended June 30, 2012 and 2011, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $70 million, or 35.0%, to $130 million at June 30, 2012, from $200 million at December 31, 2011, primarily due to movement of non-accrual loans out of the loan portfolio due to charge-off or foreclosure. As of June 30, 2012, approximately 40% of our non-accrual loans were commercial real estate loans and approximately 27% were land acquisition and development loans.

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

We had loans renegotiated in troubled debt restructurings of $91 million as of June 30, 2012, of which $55 million were included in non-accrual loans in the non-performing assets table above and $36 million were on accrual status and reported as troubled debt restructurings in the non-performing assets table above. As of June 30, 2012, approximately 85% of our loans restructured in troubled debt restucturings were performing in accordance with their modified terms.

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

OREO increased $16 million, or 43.7%, to $54 million as of June 30, 2012 from $37 million as of December 31, 2011. During the first half of 2012, we recorded additions to OREO of $33 million, wrote down the fair value of OREO properties by $1 million and sold OREO with a book value of $16 million at a loss of $6 thousand. As of June 30, 2012, the composition of our OREO was as follows: 42% land and land development properties, 32% commercial properties, 22% residential properties, 3% residential and commercial construction properties and 1% agricultural properties.

Allowance for Loan Losses. The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Loan Losses” above.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Balance at beginning of period	$115,902	112,581	120,303	124,579	124,446
Provision charged to operating expense	12,000	11,250	13,751	14,000	15,400
Charge offs:
Real estate
Commercial	6,362	681	2,972	4,064	5,005
Construction	15,107	2,571	9,178	7,997	7,404
Residential	861	1,825	3,803	149	748
Agricultural	20	79	213	—	—
Consumer	1,210	1,312	1,402	1,682	1,499
Commercial	3,180	2,512	4,785	6,498	1,407
Agricultural	5	107	82	15	39
Total charge-offs	26,745	9,087	22,435	20,405	16,102
Recoveries:
Real estate
Commercial	483	213	116	41	11
Construction	13	173	227	1,272	50
Residential	30	120	52	73	48
Agricultural	—	—	—	—	—
Consumer	488	521	384	453	470
Commercial	609	126	183	287	253
Agricultural	14	5	—	3	3
Total recoveries	1,637	1,158	962	2,129	835
Net charge-offs	25,108	7,929	21,473	18,276	15,267
Balance at end of period	$102,794	115,902	112,581	120,303	124,579

Period end loans	$4,169,963	4,158,616	4,186,549	4,275,717	4,281,260
Average loans	4,159,565	4,165,203	4,236,228	4,291,632	4,269,637
Net loans charged-off to average loans, annualized	2.42%	0.76%	2.01%	1.69%	1.43%
Allowance to period end loans	2.47%	2.79%	2.69%	2.81%	2.91%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $89 million, or 4.1%, to $2,081 million, or 28.5% of total assets, as of June 30, 2012, from $2,170 million, or 29.6% of total assets, as of December 31, 2011.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2012, we had investment securities with fair values of $881 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $19 thousand as of June 30, 2012, and were attributable to changes in interest rates. No impairment losses were recorded during the three and six months ended June 30, 2012 and 2011.

Deferred Tax Asset. Our net deferred tax asset decreased $4.6 million, or 47.9%, to $5.0 million as of June 30, 2012, as compared to $9.6 million as of December 31, 2011, primarily due to loan charge-offs, which are currently deductible for income tax purposes.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $74 million, or 1.3%, to $5,901 million as of June 30, 2012, from $5,827 million as of December 31, 2011, with a shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Non-interest bearing demand	$1,337,777	22.7%	$1,271,709	21.8%
Interest bearing:
Demand	1,586,962	26.9	1,306,509	22.4
Savings	1,495,230	25.3	1,691,413	29.0
Time, $100 and over	641,070	10.9	681,047	11.7
Time, other (1)	840,340	14.2	876,293	15.1
Total interest bearing	4,563,602	77.3	4,555,262	78.2
Total deposits	$5,901,379	100.0%	$5,826,971	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $84 million as of June 30, 2012 and $98 million as of December 31, 2011.

Interest bearing demand deposits increased $280 million, or 21.5%, to $1,587 million as of June 30, 2012 from $1,307 million as of December 31, 2011, and savings deposits decreased $196 million, or 11.6%, to $1,495 million as of June 30, 2012 from $1,691 million as of December 31, 2012. As a result of a regulatory change allowing businesses to receive interest on checking accounts, during first quarter 2012 we discontinued our savings sweep product , which resulted in a shift of approximately $300 million from savings deposits into demand deposits.

Repurchase Agreements. In addition to deposits, repurchase agreement with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $60 million, or 11.7%, to $456 million as of June 30, 2012, from $516 million as of December 31, 2011 due to fluctuations in the liquidity of our customers.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $9 million, or 20.5%, to $34 million as of June 30, 2012, from $42 million as of December 31, 2011. This decrease is primarily due to fluctuations in the timing of corporate income tax payments.

Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts decreased $41 million, or 33.3%, to $82 million as of June 30, 2012, from $124 million as of December 31, 2011. On June 26, 2012, we redeemed $41 million of junior subordinated deferrable interest debentures, or subordinated debentures, maturing March 26, 2033 and bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. Redemption of the subordinated debentures caused a mandatory redemption of $40 million of floating rate mandatorily redeemable capital trust preferred securities, or trust preferred securities, and all common securities issued by First Interstate Statutory Trust I, a wholly-owned unconsolidated business trust sponsored by us. See “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for additional information regarding this redemption

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $15 million, or 2.0% to $786 million as of June 30, 2012, from $771 million as of December 31, 2011, primarily due to the retention of earnings.

On June 19, 2012, we declared a quarterly dividend to common stockholders of $0.12 per share paid on July 16, 2012 to shareholders of record as of July 2, 2012. During the first six months of 2012, we paid aggregate cash dividends of $10.3 million, or $0.2325 per share, to common stockholders, as compared to aggregate cash dividends of $9.6 million, or $0.2250 per share, to common shareholders during the same period in 2011. In addition, we paid dividends of $1.7 million to preferred stockholders during the first six months of 2012 and 2011.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of June 30, 2012 and December 31, 2011, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of June 30, 2012, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.54%, 14.22% and 16.20%, respectively, as compared to 9.84%, 14.55% and 16.54%, respectively, as of December 31, 2011. Decreases in our leverage, tier 1 and total risk based capital ratios as of June 30, 2012, compared to December 31, 2011, were due to the redemption of $40 million of trust preferred securities that qualified as tier 1 capital under regulatory capital guidelines. For additional information regarding the redemption, see "Subordinated Debentures Held by Subsidiary Trusts" included herein and “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
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
Recent Accounting Pronouncements

See “Note 15 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2012, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2012.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	—	$—	—	Not Applicable
May 2012	—	—	—	Not Applicable
June 2012	77	14.13	—	Not Applicable
Total	77	$14.13	—	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.	Exhibits

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date: August 9, 2012	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date: August 9, 2012	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer