Form 10-Q
period 2012-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2012-11-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2012 – Class A common stock	17,019,375
September 30, 2012 – Class B common stock	26,233,008

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$124,275	$142,502
Federal funds sold	1,215	309
Interest bearing deposits in banks	485,845	329,636
Total cash and cash equivalents	611,335	472,447
Investment securities:
Available-for-sale	1,979,154	2,016,864
Held-to-maturity (estimated fair values of $199,078 and $161,877 at September 30, 2012 and December 31, 2011, respectively)	187,573	152,781
Total investment securities	2,166,727	2,169,645
Loans held for investment	4,107,171	4,133,028
Mortgage loans held for sale	72,880	53,521
Total loans	4,180,051	4,186,549
Less allowance for loan losses	99,006	112,581
Net loans	4,081,045	4,073,968
Premises and equipment, net of accumulated depreciation	188,851	184,771
Goodwill	183,673	183,673
Company-owned life insurance	76,371	74,880
Other real estate owned (“OREO”)	39,971	37,452
Accrued interest receivable	33,416	31,974
Mortgage servicing rights, net of accumulated amortization and impairment reserve	12,334	11,555
Deferred tax asset, net	1,638	9,628
Core deposit intangibles, net of accumulated amortization	6,291	7,357
Other assets	59,500	68,177
Total assets	$7,461,152	$7,325,527
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,443,773	$1,271,709
Interest bearing	4,591,959	4,555,262
Total deposits	6,035,732	5,826,971
Securities sold under repurchase agreements	460,805	516,243
Accounts payable and accrued expenses	40,386	42,248
Accrued interest payable	6,706	8,123
Long-term debt	37,170	37,200
Other borrowed funds	6	7
Subordinated debentures held by subsidiary trusts	82,477	123,715
Total liabilities	6,663,282	6,554,507
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of September 30, 2012 and December 31, 2011	50,000	50,000
Common stock	270,553	266,842
Retained earnings	458,506	435,144
Accumulated other comprehensive income, net	18,811	19,034
Total stockholders’ equity	797,870	771,020
Total liabilities and stockholders’ equity	$7,461,152	$7,325,527
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$57,418	$61,372	$173,412	$185,238
Interest and dividends on investment securities:
Taxable	9,194	10,721	28,357	31,281
Exempt from federal taxes	1,223	1,188	3,667	3,553
Interest on deposits in banks	336	200	852	794
Interest on federal funds sold	4	2	11	11
Total interest income	68,175	73,483	206,299	220,877
Interest expense:
Interest on deposits	5,414	7,905	17,455	26,679
Interest on securities sold under repurchase agreements	144	137	452	545
Interest on long-term debt	502	498	1,495	1,482
Interest on subordinated debentures held by subsidiary trusts	1,110	1,451	4,084	4,354
Total interest expense	7,170	9,991	23,486	33,060
Net interest income	61,005	63,492	182,813	187,817
Provision for loan losses	9,500	14,000	32,750	44,400
Net interest income after provision for loan losses	51,505	49,492	150,063	143,417
Non-interest income:
Income from the origination and sale of loans	11,665	5,512	29,469	13,066
Other service charges, commissions and fees	8,774	8,479	25,452	23,627
Service charges on deposit accounts	4,395	4,609	13,011	13,104
Wealth management revenues	3,557	3,202	10,655	9,980
Investment securities gains, net	66	38	295	56
Other income	1,725	1,285	5,344	5,042
Total non-interest income	30,182	23,125	84,226	64,875
Non-interest expense:
Salaries and wages	23,341	20,801	66,545	61,557
Employee benefits	7,447	6,087	23,232	20,922
Occupancy, net	3,793	4,180	11,818	12,408
Furniture and equipment	3,231	3,018	9,558	9,367
Outsourced technology services	2,182	2,235	6,627	6,688
OREO expense, net of income	2,612	2,878	5,523	6,631
FDIC insurance premiums	1,622	1,631	4,818	5,726
Professional fees	1,050	995	2,985	2,500
Mortgage servicing rights amortization	879	807	2,591	2,285
Mortgage servicing rights impairment (recovery)	55	1,168	(761)	848
Core deposit intangibles amortization	355	362	1,066	1,085
Other expenses	10,497	10,879	37,801	32,174
Total non-interest expense	57,064	55,041	171,803	162,191
Income before income tax expense	24,623	17,576	62,486	46,101
Income tax expense	8,468	5,655	21,107	14,820
Net income	16,155	11,921	41,379	31,281
Preferred stock dividends	863	862	2,569	2,559
Net income available to common shareholders	$15,292	$11,059	$38,810	$28,722

Basic earnings per common share	$0.36	$0.26	$0.90	$0.67
Diluted earnings per common share	$0.35	$0.26	$0.90	$0.67

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$16,155	$11,921	$41,379	$31,281
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	931	2,781	(175)	24,200
Reclassification adjustment for net gains included in income	(66)	(38)	(295)	(56)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	35	102	104
Other comprehensive income (loss), before tax	900	2,778	(368)	24,248
Deferred tax benefit (expense) related to other comprehensive income	(354)	(1,093)	145	(9,541)
Other comprehensive income (loss), net of tax	546	1,685	(223)	14,707
Comprehensive income, net of tax	$16,701	$13,606	$41,156	$45,988
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	41,379	—	41,379
Other comprehensive income, net of tax	—	—	—	(223)	(223)
Common stock transactions:
18,333 common shares purchased and retired	—	(262)	—	—	(262)
23,973 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
4,689 non-vested common shares forfeited	—	—	—	—	—
144,346 stock options exercised, net of 102,213 shares tendered in payment of option price and income tax withholding amounts	—	1,326	—	—	1,326
Tax benefit of stock-based compensation	—	296	—	—	296
Stock-based compensation expense	—	2,351	—	—	2,351
Cash dividends declared:
Common ($0.36 per share)	—	—	(15,448)	—	(15,448)
Preferred (6.75% per share)	—	—	(2,569)	—	(2,569)
Balance at September 30, 2012	$50,000	$270,553	$458,506	$18,811	$797,870

Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Comprehensive income:
Net income	—	—	31,281	—	31,281
Other comprehensive income, net of tax	—	—	—	14,707	14,707
Common stock transactions:
14,464 common shares purchased and retired	—	(197)	—	—	(197)
15,440 common shares issued	—	—	—	—	—
130,904 non-vested common shares issued	—	—	—	—	—
20,039 non-vested common shares forfeited	—	(101)	—	—	(101)
Non-vested liability awards vesting during period	—	195	—	—	195
67,197 stock options exercised, net of 114,211 shares tendered in payment of option price and income tax withholding amounts	—	272	—	—	272
Tax benefit of stock-based compensation	—	204	—	—	204
Stock-based compensation expense	—	1,770	—	—	1,770
Cash dividends declared:
Common ($0.3375 per share)	—	—	(14,419)	—	(14,419)
Preferred (6.75% per share)	—	—	(2,559)	—	(2,559)
Balance at September 30, 2011	$50,000	$266,317	$427,556	$24,082	$767,955
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$41,379	$31,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,750	44,400
Net (gain) loss on disposal of property and equipment	(490)	28
Depreciation and amortization	12,770	12,997
Net premium amortization on investment securities	7,913	7,373
Net gains on investment securities transactions	(295)	(56)
Net gains on sales of mortgage loans held for sale	(20,648)	(8,730)
Net gain on sale of OREO	(768)	(533)
OREO valuation adjustments	3,457	5,972
Net impairment (reversal of impairment) of mortgage servicing rights	(761)	848
Net gain on sale of mortgage servicing rights	(19)	—
Deferred income tax expense	8,013	400
Net increase in cash surrender value of company-owned life insurance policies	(1,491)	(1,306)
Stock-based compensation expense	2,351	1,648
Tax benefits from stock-based compensation expense	296	204
Excess tax benefits from stock-based compensation	(187)	(129)
Originations of mortgage loans held for sale, net of sales	(2,055)	799
Changes in operating assets and liabilities:
Increase in interest receivable	(1,442)	(1,366)
Decrease in other assets	7,381	11,373
Decrease in accrued interest payable	(1,417)	(4,392)
Decrease in accounts payable and accrued expenses	(1,800)	(1,404)
Net cash provided by operating activities	84,937	99,407
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(44,283)	(11,626)
Available-for-sale	(787,697)	(704,619)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	9,069	8,940
Available-for-sale	817,903	611,918
Capital distribution by unconsolidated subsidiary trust	1,238	—
Proceeds from sales of mortgage servicing rights	907	596
Extensions of credit to customers, net of repayments	(61,721)	40,278
Recoveries of loans charged-off	4,320	4,269
Proceeds from sales of OREO	31,800	12,247
Capital contribution to unconsolidated equity method investment	(900)	—
Capital expenditures, net of sales	(11,973)	(7,099)
Net cash used in investing activities	$(41,337)	$(45,096)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$208,761	$(74,394)
Net decrease in repurchase agreements	(55,438)	(144,632)
Net increase (decrease) in short-term borrowings	(1)	131
Repayment of junior subordinated debentures held by subsidiary trusts	(41,238)	—
Repayments of long-term debt	(30)	(33)
Proceeds from issuance of common stock	1,326	272
Excess tax benefits from stock-based compensation	187	129
Purchase and retirement of common stock	(262)	(197)
Dividends paid to common stockholders	(15,448)	(14,419)
Dividends paid to preferred stockholders	(2,569)	(2,559)
Net cash provided by (used in) financing activities	95,288	(235,702)
Net increase (decrease) in cash and cash equivalents	138,888	(181,391)
Cash and cash equivalents at beginning of period	472,447	685,618
Cash and cash equivalents at end of period	$611,335	$504,227

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,740	$12,420
Cash paid during the period for interest expense	$24,903	$37,452
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2012 and December 31, 2011, the results of operations for each of the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2011 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2012 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$914,676	$4,648	$(39)	$919,285
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,030,703	29,824	(1,266)	1,059,261
Private mortgage-backed securities	598	11	(1)	608
Total	$1,945,977	$34,483	$(1,306)	$1,979,154

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$181,792	$11,489	$(47)	$193,234
Corporate securities	5,658	63	—	5,721
Other securities	123	—	—	123
Total	$187,573	$11,552	$(47)	$199,078

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$1,134,427	$4,353	$(662)	$1,138,118
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	848,444	29,567	(14)	877,997
Private mortgage-backed securities	758	7	(16)	749
Total	$1,983,629	$33,927	$(692)	$2,016,864

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$152,619	$9,113	$(17)	$161,715
Other securities	162	—	—	162
Total	$152,781	$9,113	$(17)	$161,877

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains	$66	$38	$298	$56
Gross realized losses	—	—	(3)	—

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2012 and December 31, 2011

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$31,855	$(39)	$—	$—	$31,855	$(39)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	124,136	(1,266)	—	—	124,136	(1,266)
Private mortgage-backed securities	—	—	154	(1)	154	(1)
Total	$155,991	$(1,305)	$154	$(1)	$156,145	$(1,306)

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$4,961	$(39)	$696	$(8)	$5,657	$(47)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$287,404	$(662)	$—	$—	$287,404	$(662)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45,694	(14)	—	—	45,694	(14)
Private mortgage-backed securities	246	(10)	177	(6)	423	(16)
Total	$333,344	$(686)	$177	$(6)	$333,521	$(692)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$—	$—	$773	$(17)	$773	$(17)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 30 and 24 individual investment securities that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, respectively. Unrealized losses as of September 30, 2012 and December 31, 2011 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three or nine months ended September 30, 2012 and 2011.

Maturities of investment securities at September 30, 2012 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2012	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$432,052	$440,039	$5,891	$5,822
After one year but within five years	1,131,727	1,147,641	33,837	34,853
After five years but within ten years	227,503	232,493	79,891	84,811
After ten years	154,695	158,981	67,831	73,469
Total	1,945,977	1,979,154	187,450	198,955
Investments with no stated maturity	—	—	123	123
Total	$1,945,977	$1,979,154	$187,573	$199,078

As of September 30, 2012, the Company had investment securities callable within one year with amortized costs and estimated fair values of $490,246 and $491,469, respectively, including callable structured notes with amortized costs and estimated fair values of $120,273 and $120,519, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2012	December 31, 2011
Real estate loans:
Commercial	$1,513,784	$1,553,155
Construction:
Land acquisition & development	233,082	278,613
Residential	50,895	61,106
Commercial	56,097	61,054
Total construction loans	340,074	400,773
Residential	639,235	571,943
Agricultural	175,395	175,302
Total real estate loans	2,668,488	2,701,173
Consumer:
Indirect consumer	431,449	407,651
Other consumer	139,984	147,487
Credit card	58,324	60,933
Total consumer loans	629,757	616,071
Commercial	672,100	693,261
Agricultural	135,467	119,710
Other, including overdrafts	1,359	2,813
Loans held for investment	4,107,171	4,133,028
Mortgage loans held for sale	72,880	53,521
Total loans	$4,180,051	$4,186,549

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2012	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$15,120	$3,061	$643	$18,824	$1,443,893	$51,067	$1,513,784
Construction:
Land acquisition & development	3,518	326	—	3,844	199,991	29,247	233,082
Residential	1,049	—	—	1,049	47,077	2,769	50,895
Commercial	1,875	—	—	1,875	43,703	10,519	56,097
Total construction loans	6,442	326	—	6,768	290,771	42,535	340,074
Residential	3,674	1,064	2,382	7,120	621,601	10,514	639,235
Agricultural	6,419	22	217	6,658	163,943	4,794	175,395
Total real estate loans	31,655	4,473	3,242	39,370	2,520,208	108,910	2,668,488
Consumer:
Indirect consumer	2,792	385	47	3,224	427,774	451	431,449
Other consumer	822	129	24	975	137,904	1,105	139,984
Credit card	368	280	528	1,176	57,125	23	58,324
Total consumer loans	3,982	794	599	5,375	622,803	1,579	629,757
Commercial	5,185	1,808	823	7,816	652,420	11,864	672,100
Agricultural	234	146	—	380	134,509	578	135,467
Other, including overdrafts				—	1,359	—	1,359
Loans held for investment	41,056	7,221	4,664	52,941	3,931,299	122,931	4,107,171
Mortgage loans originated for sale	—	—	—	—	72,880	—	72,880
Total loans	$41,056	$7,221	$4,664	$52,941	$4,004,179	$122,931	$4,180,051

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

If interest on non-accrual loans had been accrued, such income would have approximated $456 and $819 for the three months ended September 30, 2012 and 2011, respectively, and approximated $1,701 and $2,283 for the nine months ended September 30, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of September 30, 2012	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$88,185	$61,509	$17,143	$78,652	$4,453
Construction:
Land acquisition & development	43,595	19,660	12,558	32,218	4,137
Residential	3,333	1,257	1,744	3,001	276
Commercial	13,071	1,379	9,140	10,519	588
Total construction loans	59,999	22,296	23,442	45,738	5,001
Residential	12,044	5,570	5,070	10,640	1,736
Agricultural	5,929	3,293	2,137	5,430	158
Total real estate loans	166,157	92,668	47,792	140,460	11,348
Commercial	13,824	8,338	5,070	13,408	2,924
Agricultural	642	178	412	590	412
Total	$180,623	$101,184	$53,274	$154,458	$14,684

As of December 31, 2011	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$81,313	$366	86,347	$188
Construction:
Land acquisition & development	36,206	30	66,470	3
Residential	3,151	—	17,627	18
Commercial	10,817	—	23,441	—
Total construction loans	50,174	30	107,538	21
Residential	12,416	1	22,972	160
Agricultural	5,173	9	7,694	56
Total real estate loans	149,076	406	224,551	425
Commercial	15,992	21	33,634	31
Agricultural	748	4	885	—
Total	$165,816	$431	259,070	$456

	Nine Months Ended September 30,
	2012		2011
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$82,689	$1,037	$83,479	$390
Construction:
Land acquisition & development	49,528	76	54,494	90
Residential	8,591	—	17,248	55
Commercial	18,601	—	20,371	—
Total construction loans	76,720	76	92,113	145
Residential	14,667	22	19,101	257
Agricultural	7,090	41	6,392	98
Total real estate loans	181,166	1,176	201,085	890
Commercial	16,129	65	32,634	96
Agricultural	1,039	19	925	—
Total	$198,334	$1,260	$234,644	$986

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $452 and $812 for the three months ended September 30, 2012 and 2011, respectively, and approximately $1,688 and $2,263 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $90,410 as of September 30, 2012, of which $54,982 were included in non-accrual loans and $35,428 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $94,827 as of December 31, 2011, of which $57,451 were included in non-accrual loans and $37,376 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2012:

		Type of Concession
Three Months Ended September 30, 2012	Number of Notes	Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)	Principal Balance at Restructure Date
Real estate:
Commercial	2	$—	$432	$628	$—	$1,060
Construction:
Residential	1	—	—	233	—	233
Total construction loans	1	—	—	233	—	233
Agricultural	1	—	154	—	—	154
Total real estate loans	4	—	586	861	—	1,447
Commercial	1	—	—	—	35	35
Total loans restructured during period	5	$—	$586	$861	$35	$1,482

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2012		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	14	$—	$432	$4,504	$8,612	$13,548
Construction:
Land acquisition & development	3	—	229	—	623	852
Residential	1	—	—	233	—	233
Commercial	1	—	—	—	3,155	3,155
Total construction loans	5	—	229	233	3,778	4,240
Residential	2	568	25	—	—	593
Agricultural	1	—	154	—	—	154
Total real estate loans	22	568	840	4,737	12,390	18,535
Consumer:
Other	1	—	69	—	—	69
Total consumer loans	1	—	69	—	—	69
Commercial	6	13	98	—	115	226
Total loans restructured during period	29	$581	$1,007	$4,737	$12,505	$18,830

(1)	Other includes concessions that reduce or defer payments for a specified period of time and/or extend amortization schedules.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2012 or 2011.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	—	$—	2	$507
Construction:
Land acquisition & development	—	—	1	468
Total construction loans	—	—	1	468
Residential	2	599	2	599
Total real estate loans	2	599	5	1,574
Total	2	$599	5	$1,574

At September 30, 2012, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$115,540	$143,023	$19,401	$277,964
Construction:
Land acquisition & development	33,362	25,369	16,198	74,929
Residential	1,444	3,148	1,392	5,984
Commercial	—	799	9,757	10,556
Total construction loans	34,806	29,316	27,347	91,469
Residential	6,901	11,246	8,295	26,442
Agricultural	16,824	11,220	2,532	30,576
Total real estate loans	174,071	194,805	57,575	426,451
Consumer:
Indirect consumer	964	1,682	96	2,742
Other consumer	853	1,583	552	2,988
Credit card	—	358	2,319	2,677
Total consumer loans	1,817	3,623	2,967	8,407
Commercial	43,282	29,318	5,225	77,825
Agricultural	4,136	2,080	412	6,628
Total	$223,306	$229,826	$66,179	$519,311

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2011	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$129,046	$153,320	$25,087	$307,453
Construction:
Land acquisition & development	37,294	31,873	38,761	107,928
Residential	9,448	5,528	2,044	17,020
Commercial	—	2,620	21,916	24,536
Total construction loans	46,742	40,021	62,721	149,484
Residential	8,149	15,706	15,140	38,995
Agricultural	16,037	18,498	395	34,930
Total real estate loans	199,974	227,545	103,343	530,862
Consumer:
Indirect consumer	1,141	1,729	247	3,117
Other consumer	745	1,361	674	2,780
Credit card	—	486	2,789	3,275
Total consumer loans	1,886	3,576	3,710	9,172
Commercial	34,698	33,478	12,849	81,025
Agricultural	4,345	5,195	263	9,803
Total	$240,903	$269,794	$120,165	$630,862

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794
Provision charged to operating expense	5,371	192	4,222	(285)	—	9,500
Less loans charged-off	(9,138)	(1,340)	(4,335)	—	—	(14,813)
Add back recoveries of loans previously charged-off	387	465	666	7	—	1,525
Ending balance	$74,343	$6,591	$17,228	$844	$—	$99,006

Nine Months Ended September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	22,172	385	10,530	(337)	—	32,750
Less loans charged-off	(36,645)	(3,862)	(10,028)	(110)	—	(50,645)
Add back recoveries of loans previously charged-off	1,420	1,474	1,401	25	—	4,320
Ending balance	$74,343	$6,591	$17,228	$844	$—	$99,006

As of September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$11,348	$—	$2,924	$412	$—	$14,684
Loans collectively evaluated for impairment	62,995	6,591	14,304	432	—	84,322
Allowance for loan losses	$74,343	$6,591	$17,228	$844	$—	$99,006

As of September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$140,460	$—	$13,408	$590	$—	$154,458
Collectively evaluated for impairment	2,600,908	629,757	658,692	134,877	1,359	4,025,593
Total loans	$2,741,368	$629,757	$672,100	$135,467	$1,359	$4,180,051

Three Months Ended September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$90,243	$8,526	$24,434	$1,376	$—	$124,579
Provision charged to operating expense	9,984	1,676	2,206	134	—	14,000
Less loans charged-off	(12,210)	(1,682)	(6,498)	(15)	—	(20,405)
Add back recoveries of loans previously charged-off	1,386	453	287	3	—	2,129
Ending balance	$89,403	$8,973	$20,429	$1,498	$—	$120,303

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Nine Months Ended September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	33,080	2,927	8,461	(68)	—	44,400
Less loans charged-off	(29,598)	(4,641)	(14,547)	(60)	—	(48,846)
Add back recoveries of loans previously charged-off	1,740	1,355	1,161	13	—	4,269
Ending balance	$89,403	$8,973	$20,429	$1,498	$—	$120,303

As of September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$27,344	$—	$9,422	$239	$—	$37,005
Loans collectively evaluated for impairment	62,059	8,973	11,007	1,259	—	83,298
Allowance for loan losses	$89,403	$8,973	$20,429	$1,498	$—	$120,303

As of September 30, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$223,386	$—	$31,470	$880	$—	$255,736
Collectively evaluated for impairment	2,582,202	627,139	671,540	135,848	3,252	4,019,981
Total loans	$2,805,588	$627,139	$703,010	$136,728	$3,252	$4,275,717

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

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or economic factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, loss factor percentages are based on a one-year loss history. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory conditions and the estimated impact of these factors on historical loss rates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$53,817	$28,323	$37,452	$33,632
Additions	3,816	3,385	36,933	9,148
Capitalized improvements	—	—	75	15
Valuation adjustments	(2,310)	(2,457)	(3,457)	(5,972)
Dispositions	(15,352)	(4,171)	(31,032)	(11,743)
Ending balance	$39,971	$25,080	$39,971	$25,080

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

The Company had 17,019,375 and 16,443,429 shares of Class A common stock outstanding as of September 30, 2012 and December 31, 2011, respectively.

The Company had 26,233,008 and 26,540,745 shares of Class B common stock outstanding as of September 30, 2012 and December 31, 2011, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$16,155	$11,921	$41,379	$31,281
Less preferred stock dividends	863	862	2,569	2,559
Net income available to common shareholders, basic and diluted	$15,292	$11,059	$38,810	$28,722

Weighted average common shares outstanding for basic earnings per share computation	42,989,564	42,774,259	42,943,588	42,737,986
Dilutive effects of stock-based compensation	130,513	67,404	102,968	111,368
Weighted average common shares outstanding for diluted earnings per common share computation	43,120,077	42,841,663	43,046,556	42,849,354

Basic earnings per common share	$0.36	$0.26	$0.90	$0.67
Diluted earnings per common share	$0.35	$0.26	$0.90	$0.67

The Company had 2,814,277 and 2,888,192 stock options outstanding as of September 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 48,196 and 33,068 shares of unvested restricted stock as of September 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(9)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2012 and December 31, 2011, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of September 30, 2012 and December 31, 2011 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total risk-based capital:
Consolidated	$790,896	16.5%	$382,980	8.0%	NA	NA
FIB	687,085	14.4	381,297	8.0	$476,621	10.0%
Tier 1 risk-based capital:
Consolidated	695,572	14.5	191,490	4.0	NA	NA
FIB	612,021	12.8	190,648	4.0	$285,973	6.0
Leverage capital ratio:
Consolidated	695,572	9.6	291,093	4.0	NA	NA
FIB	612,021	8.4	290,214	4.0	$362,768	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital:
Consolidated	$800,354	16.5%	$387,082	8.0%	NA	NA
FIB	663,860	13.8	384,987	8.0	$481,234	10.0%
Tier 1 risk-based capital:
Consolidated	704,229	14.6	193,541	4.0	NA	NA
FIB	588,059	12.2	192,494	4.0	$288,740	6.0
Leverage capital ratio:
Consolidated	704,229	9.8	286,303	4.0	NA	NA
FIB	588,059	8.2	285,358	4.0	$356,698	5.0

(10)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $867 as of September 30, 2012.

The Company had commitments to purchase held-to-maturity municipal securities of $988 as of September 30, 2012.

(11)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2012, commitments to extend credit to existing and new borrowers approximated $1,120,190 which included $301,647 on unused credit card lines and $290,844 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2012, the Company had outstanding standby letters of credit of $68,895. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(12)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $36,933 and $9,148 to OREO during the nine months ended September 30, 2012 and 2011, respectively.

The Company transferred internally originated mortgage servicing rights of $3,344 and $1,850 from loans to mortgage servicing assets during the nine months ended September 30, 2012 and 2011, respectively.

The Company transferred land pending disposal with a book value of $566 to other assets during the nine months ended September 30, 2012.

The Company transferred premises and equipment pending disposal with a book value of $1,513 to other assets during the nine months ended September 30, 2011.

The Company transferred accrued liabilities of $195 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during the nine months ended September 30, 2011.

(13)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2012	2011	2012	2011	2012	2011
Investment securities available-for sale:
Change in net unrealized gain during period	$931	$2,781	$366	$1,094	$565	$1,687
Reclassification adjustment for net gains included in net income	(66)	(38)	(26)	(15)	(40)	(23)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	35	14	14	21	21
Total other comprehensive income	$900	$2,778	$354	$1,093	$546	$1,685

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2012	2011	2012	2011	2012	2011
Investment securities available-for sale:
Change in net unrealized gain during period	$(175)	$24,200	$(69)	$9,522	$(106)	$14,678
Reclassification adjustment for net gains included in net income	(295)	(56)	(116)	(22)	(179)	(34)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	102	104	40	41	62	63
Total other comprehensive income	$(368)	$24,248	$(145)	$9,541	$(223)	$14,707

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30, 2012	December 31, 2011
Net unrealized gain on investment securities available-for-sale	$20,248	$20,533
Net actuarial loss on defined benefit post-retirement benefit plans	(1,437)	(1,499)
Net accumulated other comprehensive income	$18,811	$19,034

(14)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$919,285	$—	$919,285	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,059,261	—	1,059,261	—
Private mortgage-backed securities	608	—	608	—
Mortgage servicing rights	14,082	—	14,082	—

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,138,118	$—	$1,138,118	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	877,997	—	877,997	—
Private mortgage-backed securities	749	—	749	—
Mortgage servicing rights	11,910	—	11,910	—
Derivative liability contract	383	—	—	383

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30,	2012	2011
Balance, beginning of period	$383	$86
Accruals during the period	—	164
Cash payments during the period	(383)	(128)
Balance, end of period	$—	$122

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2012 or 2011.

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The fair value of the derivative liability contract is estimated utilizing an internal valuation model with significant unobservable inputs including the Company's expectations regarding the ultimate resolution of the Visa litigation and loss severity in the event of unfavorable litigation outcomes. The probability of unfavorable litigation outcomes and the estimation of loss severity is determined through review of Visa's press releases and public filings made with the Securities and Exchange Commission and management's estimation of the effect of changes in litigation status on the value of the derivative liability contract. On July 13, 2012, Visa entered into a memorandum of understanding to enter into a proposed settlement of certain litigation. If approved, the proposed settlement will not result in additional material liability to the Company.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$66,555	$—	$—	$66,555
Other real estate owned	17,089	—	—	17,089
Long-lived assets to be disposed of by sale	496	—	496	—

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$100,035	$—	$—	$100,035
Other real estate owned	17,000	—	—	17,000

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2012, certain impaired loans with a carrying value of $106,388 were reduced by specific valuation allowance allocations of $13,671 and partial loan charge-offs of $26,162 resulting in a reported fair value of $66,555. As of December 31, 2011, certain impaired loans with a carrying value of $167,078 were reduced by specific valuation allowance allocations of $32,838 and partial loan charge-offs of $34,205 resulting in a reported fair value of $100,035.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $3,457 during the nine months ended September 30, 2012 included adjustments of $625 directly related to receipt of updated appraisals and $2,832 based on management estimates of the current fair value of properties. Write-downs of $5,972 during the nine months ended September 30, 2011 included adjustments of $3,521 directly related to receipt of updated appraisals and $2,451 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2012, a long-lived asset to be disposed of by sale with a carrying value of $566 was reduced by write-downs of $70 charged to other expense resulting in a reported fair value of $496. As of December 31, 2011, the Company had a long-lived asset to be disposed of by sale of $1,513 that was carried at cost.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2012 and December 31, 2011, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2012	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$611,335	$611,335	$—	$611,335	$—
Investment securities available-for-sale	1,979,154	1,979,154	—	1,979,154	—
Investment securities held-to-maturity	187,573	199,078	—	199,078	—
Accrued interest receivable	33,416	33,416	—	33,416	—
Mortgage servicing rights, net	12,334	14,082	—	14,082	—
Net loans	4,081,045	4,067,457	—	4,000,902	66,555
Total financial assets	$6,904,857	$6,904,522	$—	$6,837,967	$66,555

Financial liabilities:
Total deposits, excluding time deposits	$4,612,346	4,612,346	—	4,612,346	—
Time deposits	1,423,386	1,431,066	—	1,431,066	—
Securities sold under repurchase agreements	460,805	460,805	—	460,805	—
Other borrowed funds	6	6	—	6	—
Accrued interest payable	6,706	6,706	—	6,706	—
Long-term debt	37,170	34,003	—	34,003	—
Subordinated debentures held by subsidiary trusts	82,477	57,656	—	57,656	—
Total financial liabilities	$6,622,896	$6,602,588	$—	$6,602,588	$—

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

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011. The adoption of ASU2011-08 did not have a significant impact on the Company's annual impairment test conducted as of July 1, 2012, or on the Company's consolidated financial statements, results of operations or liquidity.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of September 30, 2012, we had consolidated assets of $7,461 million, deposits of $6,036 million, loans of $4,180 million and total stockholders’ equity of $798 million. We currently operate 72 banking offices in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $203 million, or 4.80% of total loans and OREO, as of September 30, 2012, from $279 million, or 6.60% of total loans and OREO as of December 31, 2011, primarily due to the movement of non-accrual loans out of the loan portfolio through charge-offs or foreclosure.

Provisions for loan losses decreased $4.5 million, or 32.1%, to $9.5 million for the three months ended September 30, 2012, as compared to $14.0 million for the same period in 2011, and $11.7 million, or 26.2%, to $32.8 million for the nine months ended September 30, 2012, as compared to $44.4 million for the same period in 2011. These decreases are reflective of continued improvement in and stabilization of credit quality as evidenced by continuing declining levels of non-performing and criticized loans.

Net Interest Margin

Our net interest margin ratio, on a fully taxable-equivalent, or FTE, basis, decreased 21 basis points to 3.63% for the three months ended September 30, 2012, as compared to 3.84% for the same period in 2011, and 10 basis points to 3.70% for the nine months ended September 30, 2012, from 3.80% during the same period in 2011. These decreases were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher-costing savings and time deposits to lower-costing demand deposits. During these times of very low interest rates and low loan growth, management expects further compression in the net FTE interest margin ratio in future quarters.

Origination and Sale of Residential Mortgage Loans

With market interest rates dipping to record lows, we experienced a 93% increase in residential mortgage loan origination activity during the first nine months of 2012, as compared to the same period in 2011, resulting in significantly higher income from the origination and sale of loans during the three and nine months ended September 30, 2012, as compared to the same periods in the prior year. Income from the origination and sale of loans increased $6.2 million, or 111.6%, to $11.7 million during the three months ended September 30, 2012, compared to $5.5 million during the same period in 2011, and $16.4 million, or 125.5%, to $29.5 million during the nine months ended September 30, 2012, as compared to $13.1 million during the same period in 2011. Loans for new home purchases accounted for 36% of our residential mortgage loan origination dollars during the first nine months of 2012, an increase of 38.3% from the same period in the prior year. While refinancing activity accounted for 64% of our residential mortgage loan origination dollars during the first nine months of 2012, as compared to 49% during the same period in 2011, management does not expect this level of refinancing activity to continue in future quarters.

Regulatory Capital Proposals

On June 4, 2012, the Board of Governors of the Federal Reserve System, or the Board, issued three notices of proposed rulemaking, or NPRs. Taken together, the NPRs would restructure the Board's current regulatory capital rules and revise current regulatory capital requirements to make them consistent with the Basel III capital standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The first NPR is primarily focused on quality and quantity of banking organizations' capital. The NPR introduces a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital requirement would remain unchanged at 8.0%. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, banking organizations would be required to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The NPR also proposes changes to the definition of capital that would prohibit the inclusion in tier 1 capital of instruments that are not perpetual or that permit the accumulation of unpaid dividends or interest, such as trust preferred securities. Additionally, banking organizations would be subject to generally stricter regulatory capital deductions (the majority of which would be taken from common equity tier 1 capital) for mortgage servicing rights, deferred tax assets and certain investments in the capital of unconsolidated financial institutions than under current rules.

The second NPR increases the risk-sensitivity of the Board's general risk-based capital requirements for determining risk-weighted assets by expanding the number of risk-weight categories and increasing the capital required for certain high-risk residential mortgages, higher-risk construction and commercial real estate lending, and certain securitization exposures.

These two NPRs would apply to banks, saving associations and bank holding companies with consolidated assets of $500 million or more, like us, and to savings and loan holding companies. While these rules would be effective as of January 1, 2013, full compliance with most aspects of the rules would phase-in over a seven-year period. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be required to be fully implemented effective January 1, 2014. The capital conservation buffer framework would phase-in between 2016 and 2018, with full implementation effective January 1, 2019. These NPRs are subject to final rulemaking by the Board and their provisions may change before their implementation. Management believes, as of September 30, 2012, we would meet all capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective.

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

Proposed Settlement of Visa Interchange Litigation

On July 13, 2012,Visa, MasterCard and U.S. financial institution defendants signed a memorandum of understanding to enter into a settlement agreement to resolve a class-action lawsuit alleging collusion between the defendant banks and the credit card companies to maintain higher credit card interchange fees. Under the terms of the proposed settlement, class merchants may receive a distribution equal to 10 basis points of default interchange for a period of eight months, which would effectively reduce interchange fees received by credit card issuers, like us, during that time. Based on current transaction volumes, a 10 basis point reduction in credit interchange fees would not have a material impact on our consolidated financial statements, results of operations or liquidity. The proposed settlement agreement was submitted for preliminary federal court approval on October 19, 2012. Assuming the proposed settlement agreement is approved, the eight-month reduction in interchange fees could begin in late 2013.

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

We seek to fund our assets primarily using core customer deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $100,000) to our total deposits and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.

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

Our annual impairment test is performed each year as of July 1st. Upon completion of this year's annual impairment test, we determined that it is not more likely than not that the fair value of our net assets is less than our carrying value and; therefore, a Step 1 impairment test was not warranted. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Net Interest Income. During third quarter 2012, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $2.4 million, or 3.8%, to $62.2 million, as compared to $64.6 million during the same period in 2011, and our net FTE interest margin ratio decreased 21 basis points to 3.63%, as compared to 3.84% during the same period in 2011. For the nine months ended September 30, 2012, our net FTE interest income decreased $5.0 million, or 2.6%, to $186.3 million, as compared to $191.2 million during the same period in 2011, and our net FTE interest margin ratio decreased 10 basis points to 3.70%, as compared to 3.80% during the same period in 2011. Decreases in net FTE interest income and net FTE interest margin ratio were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher-costing savings and time deposits to lower-costing demand deposits. During these times of very low interest rates and low loan growth, management expects further compression in the net FTE interest margin ratio in future quarters.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,183,016	$57,872	5.50%	$4,291,632	$61,801	5.71%
Investment securities (2)	2,098,576	11,123	2.11	2,064,019	12,594	2.42
Interest bearing deposits in banks	525,149	336	0.25	311,768	200	0.25
Federal funds sold	3,006	4	0.53	1,858	2	0.43
Total interest earnings assets	6,809,747	69,335	4.05	6,669,277	74,597	4.44
Non-earning assets	633,551			615,472
Total assets	$7,443,298			$7,284,749
Interest bearing liabilities:
Demand deposits	$1,613,136	$589	0.15%	$1,265,339	$775	0.24%
Savings deposits	1,523,347	873	0.23	1,712,739	1,478	0.34
Time deposits	1,452,688	3,952	1.08	1,699,633	5,652	1.32
Repurchase agreements	501,640	144	0.11	477,612	137	0.11
Other borrowed funds	6	—	—	5,584	—	—
Long-term debt	37,174	502	5.37	37,473	498	5.27
Subordinated debentures held by subsidiary trusts	82,477	1,110	5.35	123,715	1,451	4.65
Total interest bearing liabilities	5,210,468	7,170	0.55	5,322,095	9,991	0.74
Non-interest bearing deposits	1,399,585			1,153,800
Other non-interest bearing liabilities	43,511			47,412
Stockholders’ equity	789,734			761,442
Total liabilities and stockholders’ equity	$7,443,298			$7,284,749
Net FTE interest income		$62,165			$64,606
Less FTE adjustments (2)		(1,160)			(1,114)
Net interest income from consolidated statements of income		$61,005			$63,492
Interest rate spread			3.50%			3.70%
Net FTE interest margin (3)			3.63%			3.84%
Cost of funds, including non-interest bearing demand deposits (4)			0.43%			0.61%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,169,311	$174,809	5.60%	$4,288,237	$186,564	5.82%
Investment securities (2)	2,112,005	34,141	2.16	2,010,966	36,885	2.45
Interest bearing deposits in banks	447,865	852	0.25	418,661	794	0.25
Federal funds sold	2,430	11	0.60	2,656	11	0.55
Total interest earnings assets	6,731,611	209,813	4.16	6,720,520	224,254	4.46
Non-earning assets	628,732			618,367
Total assets	$7,360,343			$7,338,887
Interest bearing liabilities:
Demand deposits	$1,597,397	$1,842	0.15%	$1,259,421	$2,456	0.26%
Savings deposits	1,485,330	2,821	0.25	1,722,782	5,231	0.41
Time deposits	1,496,531	12,792	1.14	1,784,256	18,992	1.42
Repurchase agreements	502,828	452	0.12	505,313	545	0.14
Other borrowed funds	24	—	—	5,579	—	—
Long-term debt	37,184	1,495	5.37	37,485	1,482	5.29
Subordinated debentures held by subsidiary trusts	108,966	4,084	5.01	123,715	4,354	4.71
Total interest bearing liabilities	5,228,260	23,486	0.60	5,438,551	33,060	0.81
Non-interest bearing deposits	1,303,535			1,105,122
Other non-interest bearing liabilities	47,108			48,726
Stockholders’ equity	781,440			746,488
Total liabilities and stockholders’ equity	$7,360,343			$7,338,887
Net FTE interest income		$186,327			$191,194
Less FTE adjustments (2)		(3,514)			(3,377)
Net interest income from consolidated statements of income		$182,813			$187,817
Interest rate spread			3.56%			3.65%
Net FTE interest margin (3)			3.70%			3.80%
Cost of funds, including non-interest bearing demand deposits (4)			0.48%			0.68%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2012 compared with Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 compared with Nine Months Ended September 30, 2011
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1,547)	$(2,382)	$(3,929)	$(3,430)	$(8,325)	$(11,755)
Investment securities (1)	209	(1,680)	(1,471)	1,229	(3,973)	(2,744)
Interest bearing deposits in banks	135	1	136	37	21	58
Federal funds sold	1	1	2	(1)	1	—
Total change	(1,202)	(4,060)	(5,262)	(2,165)	(12,276)	(14,441)
Interest bearing liabilities:
Demand deposits	211	(397)	(186)	437	(1,051)	(614)
Savings deposits	(162)	(443)	(605)	(478)	(1,932)	(2,410)
Time deposits	(812)	(888)	(1,700)	(2,031)	(4,169)	(6,200)
Repurchase agreements	7	—	7	(2)	(91)	(93)
Long-term debt	(4)	8	4	(8)	21	13
Subordinated debentures	(478)	137	(341)	(344)	74	(270)
Total change	(1,238)	(1,583)	(2,821)	(2,426)	(7,148)	(9,574)
Increase (decrease) in FTE net interest income	$36	$(2,477)	$(2,441)	$261	$(5,128)	$(4,867)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $4.5 million, or 32.1%, to $9.5 million for the three months ended September 30, 2012, compared to $14.0 million for the same period in 2011, and decreased $11.7 million, or 26.2%, to $32.8 million for the nine months ended September 30, 2012, compared to $44.4 million during the same period in 2011. Decreases in the provision for loan losses are reflective of improvement in and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $7.1 million, or 30.5%, to $30.2 million for the three months ended September 30, 2012, as compared to $23.1 million for the same period in 2011, and $19.4 million, or 29.8%, to $84.2 million during the nine months ended September 30, 2012, as compared to $64.9 million during the same period in 2011. Significant components of these increases are discussed below.

Income from the origination and sale of loans increased $6.2 million, or 111.6%, to $11.7 million during the three months ended September 30, 2012, compared to $5.5 million during the same period in 2011, and $16.4 million, or 125.5%, to $29.5 million during the nine months ended September 30, 2012, as compared to $13.1 million during the same period in 2011. Record low mortgage interest rates continued to spur residential mortgage loan originations in our market areas during the first nine months of 2012, resulting in higher income from the origination and sale of loans.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $295 thousand, or 3.5%, to $8.8 million during the three months ended September 30, 2012, as compared to $8.5 million during the same period in 2011, and $1.8 million, or 7.7%, to $25.5 million during the nine months ended September 30, 2012, as compared to $23.6 million during the same period in 2011. These increases were primarily due to higher credit and debit card interchange fee revenue resulting from higher transaction volumes.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $355 thousand, or 11.1%, to $3.6 million during the three months ended September 30, 2012, as compared to $3.2 million during the same period in 2011, and increased $675 thousand, or 6.8%, to $10.7 million during the nine months ended September 30, 2012, as compared to $10.0 million during the same period in 2011. These increases were primarily due to new business activity combined with increases in the market values of assets under trust management.

Other income increased $440 thousand, or 34.2%, to $1.7 million for the three months ended September 30, 2012, compared to $1.3 million for the same period in 2011. Other income increased $302 thousand, or 6.0% to $5.3 million during the nine months ended September 30, 2012, as compared to $5.0 million during the same period in 2011. Increases in other income during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, were primarily due to increases in earnings on securities held under deferred compensation plans. Also contributing to the increase in other income during the nine months ended September 30, 2012, as compared to the same period in 2011, was a $581 thousand gain on the sale of a bank building recorded during second quarter 2012.

Non-interest Expense. Non-interest expense increased $2.0 million, or 3.7%, to $57.1 million for the three months ended September 30, 2012, as compared to $55.0 million for the same period in 2011, and increased $9.6 million, or 5.9%, to $171.8 million for the nine months ended September 30, 2012, as compared to $162.2 million for the same period in 2011. Significant components of these increases are discussed below.

Salaries and wages increased $2.5 million, or 12.2%, to $23.3 million during the three months ended September 30, 2012, as compared to $20.8 million during the same period in the prior year, and $5.0 million, or 8.1%, to $66.5 million during the nine months ended September 30, 2012, as compared to $61.6 million during the same period in 2011 primarily due to higher incentive bonus accruals, inflationary wage increases and higher commissions and overtime compensation related to the substantial volume of residential real estate loan activity in 2012.

Employee benefits expense increased $1.4 million, or 22.3%, to $7.4 million during the three months ended September 30, 2012, as compared to $6.1 million during same period in 2011, and $2.3 million, or 11.0%, to $23.2 million during the nine months ended September 30, 2012, as compared to $20.9 million during the same period in 2011. These increases were primarily due to increases in the market value of securities held under deferred compensation plans. Also contributing to the increase in employee benefits expense during the nine months ended September 30, 2012, as compared to the same period in 2011, were higher stock-based compensation expense and increases in profit sharing accruals reflective of our improved performance.

OREO expense is recorded net of OREO income. Variations in OREO expense between periods are primarily due to write-downs of the estimated fair values of OREO properties, fluctuations in gains and losses recorded on sales of OREO properties and fluctuations in the carrying costs and/or operating expenses associated with OREO properties. OREO expense, net of income, decreased $266 thousand, or 9.2%, to $2.6 million for the three months ended September 30, 2012, compared to $2.9 million for the same period in 2011, and decreased $1.1 million, or 16.7%, to $5.5 million during the nine months ended September 30, 2012, as compared to $6.6 million for the same period in 2011. Additional carrying costs associated with properties foreclosed during the first nine months of 2012 were more than offset by net gains recorded on the sale of OREO properties during third quarter 2012 and decreases in write-downs of estimated fair value of OREO properties during the three and nine moths ended September, 30, 2012, as compared to the same periods in the prior year.

Professional fees increased $55 thousand, or 5.5%, to $1.1 million during the three months ended September 30, 2012, as compared to $995 thousand during the same period in 2011, and $485 thousand, or 19.4%, to $3.0 million during the nine months ended September 30, 2012, as compared to $2.5 million during the same period in 2011. These increases in professional fees were primarily attributable to additional costs associated with strategic planning initiatives.

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. Changes in estimated servicing period and changes in the serviced loan portfolio cause amortization expense to vary between periods. The period of estimated net servicing income is significantly influenced by market interest rates. Mortgage servicing rights amortization increased $72 thousand, or 8.9%, to $879 thousand during the three months ended September 30, 2012, as compared to $807 thousand during the same period in 2011, and $306 thousand, or 13.4%, to $2.6 million during the nine months ended September 30, 2012, as compared to $2.3 million during the same period in 2011.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During third quarter 2012, we recorded impairment of $55 thousand, as compared to impairment of $1.2 million during the same period in 2011. During the nine months ended September 30, 2012, we reversed impairment of mortgage servicing rights of $761 thousand, as compared to recording additional impairment of $848 thousand during the same period in 2011.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses decreased $382 thousand, or 3.5%, to $10.5 million for the three months ended September 30, 2012, as compared to $10.9 million during the same period in 2011, and increased $5.6 million, or 17.5%, to $37.8 million during the nine months ended September 30, 2012, as compared to $32.2 million during the same period in 2011. During second quarter 2012, we recorded donation expense of $1.5 million in conjunction with the sale of a bank building to a charitable organization. In addition, during second quarter 2012, we expensed unamortized issuance costs of $428 thousand in conjunction with the June 26, 2012 redemption of junior subordinated debentures. Also contributing to the increase in other expenses during the nine months ended September 30, 2012, as compared to the same period in the prior year, were $3.0 million of estimated collection and settlement costs related to one borrower that were recorded as other expense during the first quarter of 2012. For additional information regarding the redemption of junior subordinated debentures, see "Financial Condition – Subordinated Debentures Held by Subsidiary Trusts" included herein and “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective federal income tax rate was 29.2% for the nine months ended September 30, 2012 and 27.6% for the nine months ended September 30, 2011. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.6% for the nine months ended September 30, 2012 and 2011. Changes in the effective federal income tax rates were primarily fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets increased $136 million, or 1.9%, to $7,461 million as of September 30, 2012, from $7,326 million as of December 31, 2011.

Loans. Total loans decreased $6 million, or less than 1%, to $4,180 million as of September 30, 2012, from $4,187 million as of December 31, 2011. Modest growth in residential real estate, agricultural and indirect consumer loans was more than offset primarily by decreases in commercial real estate and land acquisition and development loans. Management attributes these decreases to the movement of lower quality loans out of the loan portfolio through charge-off or foreclosure and low loan demand. Growth in residential real estate loans was primarily due to the retention of selected mortgage loan production.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, loans renegotiated in troubled debt restructurings and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Non-performing loans:
Non-accrual loans	$122,931	$129,923	$180,910	$199,983	$223,961
Accruing loans past due 90 days or more	4,339	6,451	5,017	4,111	3,001
Troubled debt restructurings	35,428	35,959	36,838	37,376	35,616

Total non-performing loans	162,698	172,333	222,765	241,470	262,578
OREO	39,971	53,817	44,756	37,452	25,080

Total non-performing assets	$202,669	$226,150	$267,521	$278,922	$287,658

Non-performing loans to total loans	3.89%	4.13%	5.36%	5.77%	6.14%
Non-performing assets to total loans and OREO	4.80%	5.35%	6.36%	6.60%	6.69%
Non-performing assets to total assets	2.72%	3.10%	3.60%	3.81%	3.94%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Real estate:
Commercial	$79,454	48.8%	$86,990	36.0%
Construction:		.
Land acquisition and development	32,218	19.9%	63,195	26.2%
Commercial	10,519	6.5%	14,023	5.8%
Residential	3,001	1.8%	24,536	10.2%
Total construction	45,738	28.1%	101,754	42.2%
Residential	12,945	8.0%	20,075	8.3%
Agricultural	5,647	3.5%	7,470	3.1%
Total real estate	143,784	88.4%	216,289	89.6%
Consumer	3,412	2.1%	3,455	1.4%
Commercial	14,685	9.0%	20,857	8.6%
Agricultural	817	0.5%	869	0.4%
Total non-performing loans	$162,698	100.0%	$241,470	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $451 thousand and $810 thousand would have been accrued for the three months ended September 30, 2012 and 2011, respectively. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.7 million and $2.3 million would have been accrued for the nine months ended September 30, 2012 and 2011, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $77 million, or 38.5%, to $123 million at September 30, 2012, from $200 million at December 31, 2011, primarily due to movement of non-accrual loans out of the loan portfolio due to charge-off or foreclosure. As of September 30, 2012, approximately 42% of our non-accrual loans were commercial real estate loans and approximately 24% were land acquisition and development loans.

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

We had loans renegotiated in troubled debt restructurings of $90 million as of September 30, 2012, of which $55 million were included in non-accrual loans in the non-performing assets table above and $35 million were on accrual status and reported as troubled debt restructurings in the non-performing assets table above. As of September 30, 2012, approximately 85% of our loans restructured in troubled debt restucturings were performing in accordance with their modified terms.

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

OREO increased $3 million, or 6.7%, to $40 million as of September 30, 2012 from $37 million as of December 31, 2011. During the first nine months of 2012, we recorded additions to OREO of $37 million, wrote down the fair value of OREO properties by $3 million and sold OREO with a book value of $31 million at a gain of $768 thousand. As of September 30, 2012, the composition of our OREO was as follows: 52% land and land development properties, 21% commercial properties, 25% residential properties and 2% agricultural real estate properties.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Balance at beginning of period	$102,794	$115,902	$112,581	$120,303	$124,579
Provision charged to operating expense	9,500	12,000	11,250	13,751	14,000
Charge offs:
Real estate
Commercial	3,058	6,362	681	2,972	4,064
Construction	4,477	15,107	2,571	9,178	7,997
Residential	1,603	861	1,825	3,803	149
Agricultural	1	20	79	213	—
Consumer	1,340	1,210	1,312	1,402	1,682
Commercial	4,334	3,180	2,512	4,785	6,498
Agricultural	—	5	107	82	15
Total charge-offs	14,813	26,745	9,087	22,435	20,405
Recoveries:
Real estate
Commercial	24	483	213	116	41
Construction	260	13	173	227	1,272
Residential	102	30	120	52	73
Agricultural	2	—	—	—	—
Consumer	465	488	521	384	453
Commercial	665	609	126	183	287
Agricultural	7	14	5	—	3
Total recoveries	1,525	1,637	1,158	962	2,129
Net charge-offs	13,288	25,108	7,929	21,473	18,276
Balance at end of period	$99,006	$102,794	$115,902	$112,581	$120,303

Period end loans	$4,180,051	$4,169,963	$4,158,616	$4,186,549	$4,275,717
Average loans	4,183,016	4,159,565	4,165,203	4,236,228	4,291,632
Net loans charged-off to average loans, annualized	1.26%	2.42%	0.76%	2.01%	1.69%
Allowance to period end loans	2.37%	2.47%	2.79%	2.69%	2.81%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $3 million, or less than 1%, to $2,167 million, or 29.0% of total assets, as of September 30, 2012, from $2,170 million, or 29.6% of total assets, as of December 31, 2011.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2012, we had investment securities with fair values of $850 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $9 thousand as of September 30, 2012, and were attributable to changes in interest rates. No impairment losses were recorded during the three and nine months ended September 30, 2012 and 2011.

Deferred Tax Asset. Our net deferred tax asset decreased $8 million, or 83.0%, to $2 million as of September 30, 2012, from $10 million as of December 31, 2011, primarily due to loan charge-offs, which are deductible currently for income tax purposes.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $209 million, or 3.6%, to $6,036 million as of September 30, 2012, from $5,827 million as of December 31, 2011, with a shift in the mix of deposits away from higher-costing time deposits to lower-costing savings, interest bearing demand and non-interest bearing demand deposits. As a result of a regulatory change allowing businesses to receive interest on checking accounts, during first quarter 2012 we discontinued our savings sweep product, which resulted in a shift of approximately $300 million from savings deposits into interest-bearing demand deposits.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Non-interest bearing demand	$1,443,773	23.9%	$1,271,709	21.8%
Interest bearing:
Demand	1,637,214	27.1	1,306,509	22.4
Savings	1,531,359	25.4	1,691,413	29.0
Time, $100 and over	613,586	10.2	681,047	11.7
Time, other (1)	809,800	13.4	876,293	15.1
Total interest bearing	4,591,959	76.1	4,555,262	78.2
Total deposits	$6,035,732	100.0%	$5,826,971	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $76 million as of September 30, 2012 and $98 million as of December 31, 2011.

Repurchase Agreements. In addition to deposits, repurchase agreement with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $55 million, or 10.7%, to $461 million as of September 30, 2012, from $516 million as of December 31, 2011 due to fluctuations in the liquidity of our customers.

Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts decreased $41 million, or 33.3%, to $82 million as of September 30, 2012, from $124 million as of December 31, 2011. During second quarter 2012, we redeemed $41 million of junior subordinated deferrable interest debentures, or subordinated debentures, maturing March 26, 2033 and bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. Redemption of the subordinated debentures caused a mandatory redemption of $40 million of floating rate mandatorily redeemable capital trust preferred securities, or trust preferred securities, and all common securities issued by First Interstate Statutory Trust I, a wholly-owned unconsolidated business trust sponsored by us. See “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for additional information regarding this redemption

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $27 million, or 3.5% to $798 million as of September 30, 2012, from $771 million as of December 31, 2011, primarily due to the retention of earnings.

On September 27, 2012, we declared a quarterly dividend to common stockholders of $0.12 per share paid on October 17, 2012 to shareholders of record as of October 3, 2012. During the first nine months of 2012, we paid aggregate cash dividends of $15.4 million, or $0.36 per share, to common stockholders, as compared to aggregate cash dividends of $14.4 million, or $0.3375 per share, to common shareholders during the same period in 2011. In addition, we paid dividends of $2.6 million to preferred stockholders during the first nine months of 2012 and 2011.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of September 30, 2012 and December 31, 2011, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of September 30, 2012, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.56%, 14.53% and 16.52%, respectively, as compared to 9.84%, 14.55% and 16.54%, respectively, as of December 31, 2011. Decreases in our tier 1 and total risk based capital ratios as of September 30, 2012, compared to December 31, 2011, were due to the redemption of $40 million of trust preferred securities that qualified as tier 1 capital under regulatory capital guidelines. For additional information regarding the redemption, see "Subordinated Debentures Held by Subsidiary Trusts" included herein and “Note 5 – Subordinated Debentures Held by Subsidiary Trusts” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2012, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2012.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	—	$—	—	Not Applicable
August 2012	—	—	—	Not Applicable
September 2012	352	15.23	—	Not Applicable
Total	352	$15.23	—	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.	Exhibits

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date: November 7, 2012	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date: November 7, 2012	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer