Form 10-K
period 2012-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2013-03-01
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $265,747,635.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2013:

Class A common stock	17,691,998
Class B common sock	25,639,335
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 22, 2013. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of December 31, 2012, we had consolidated assets of $7.7 billion, deposits of $6.2 billion, loans of $4.2 billion and total stockholders’ equity of $751 million. We currently operate 76 banking offices, including detached drive-up facilities, in 42 communities located in Montana, Wyoming and western South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of December 31, 2012, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $3 billion.

Centralized Services

We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections and, other operational activities. Additionally, specialized staff support services have been centralized to enable our branches to serve their markets more efficiently. These services include credit administration, finance, accounting, human resource management, internal audit, technology, risk management, compliance and other support services.

Competition

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

Employees

At December 31, 2012, we employed 1,683 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

Regulation and Supervision

Regulatory Authorities

We are subject to extensive regulation under federal and state laws. A description of certain material laws and regulations applicable to us is summarized below. This description is not intended to include a summary of all laws and regulations applicable to us. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. Those issuances may affect the conduct of our business or impose additional regulatory obligations.

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

Financial and Bank Holding Company

The Company is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, including the Dodd-Frank Act, the Company is required to serve as a source of financial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. The federal banking agencies are required under the Dodd-Frank Act to issue joint rules to carry out the source of strength requirements. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank.

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

With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new branches in a state if a bank located in that state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. Banks may also merge across state lines. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state, provided such prohibition does not discriminate against out-of-state banks. For example, under Montana law, banks, bank holding companies and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution and its affiliates would directly or indirectly control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana.

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

In 2012, the Federal Reserve issued several requests for comments on proposed rules that, if adopted, would implement, among other things, the capital guideline requirements under the Dodd-Frank Act. In most circumstances the proposed rules would apply only to bank holding companies or banks with consolidated assets in excess of $50 billion. Some proposed rules would apply to bank holding companies or banks with consolidated assets in excess of $10 billion. Because the Company has consolidated assets of less than $10 billion, none of the proposed rules, if adopted, would apply to the Company or the Bank. Most recently, the Federal Reserve has revoked its prior indications that the capital guideline requirements would be effective on January 1, 2013, and has not yet stated a date when such requirements may become effective. The current proposed guidelines do not apply to companies, such as us, with consolidated assets of less than $10 billion.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The maximum deposit insurance amount is $250,000 per depositor. In addition, certain non-interest bearing deposit accounts were accorded unlimited insurance until December 31, 2012. Effective January 1, 2013, those accounts are subject to the general $250,000 deposit insurance limitation. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates are set at 0.00165% of total assets and will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The Bank's prepayment of FDIC insurance premiums will continue through March 31, 2013 and any excess prepayment will be refunded to the Bank on June 28, 2013. Beginning April 1, 2013, the Bank will again be subject to assessments for FDIC insurance premiums. The estimated annualized premium amount for 2013 is approximately $6 million.

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

Risks Relating to the Market and Our Business

Continued or worsening general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States. If U.S. economic conditions worsen, our growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business.

In addition, significant concern regarding the creditworthiness of some of the governments in Europe has contributed to volatility in financial markets in Europe and globally, and to funding pressures on some globally active European banks, leading to greater investor and economic uncertainty worldwide. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and severe stress in the financial markets, including in the United States.

Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Adverse economic conditions affecting Montana, Wyoming and western South Dakota could harm our business.

Our customers are located predominantly in Montana, Wyoming and western South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or western South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. In the future, adverse economic conditions, including inflation, recession and unemployment and other factors, such as regulatory or business developments, natural disasters, wide-spread disease, terrorist activity, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and cash flows.

We may incur significant credit losses, particularly in light of recent and existing market conditions.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. Weakening economic conditions, increasing unemployment rates and/or deterioration of housing markets could exert pressure on our loan customers resulting in higher delinquencies, repossession and losses, which would have an adverse impact on our business, financial condition, results of operations and prospects.

Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.

 At December 31, 2012, we had approximately $2.7 billion of commercial, agricultural, construction, residential and other real estate loans, representing approximately 64% of our total loan portfolio. The recent economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

 Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the downturn in the real estate market and economy has heightened our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. At December 31, 2012, we had $2.2 billion of commercial loans, including $1.5 billion of commercial real estate loans, representing approximately 52% of our total loan portfolio.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2012, we had goodwill of approximately $184 million, or 24% of our total stockholders' equity. Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us. If our Bank is unable to pay dividends to us, our cash flow and liquidity would be reduced. See below “Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services or harm our results of operations and cash flows.

Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed investment securities portfolio. An increase in interest rates may reduce customers' desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans which may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. Further, because many of our variable rate loans contain interest rate floors, as market interest rates begin to rise, the interest rates on these loans may not increase correspondingly. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights assets faster, which would accelerate expense and lower our earnings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition and results of operations. If the current low interest rate environment continues for a prolonged period, our interest income could decrease, adversely impacting our financial condition, results of operations and cash flows.

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

We may be required to repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties.
We sell residential mortgage loans to various parties. The agreements under which we sell these loans contain various representations and warranties regarding the origination and characteristics of the loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the investor or reimburse the investor for credit losses incurred on these loans in the event of a breach of contractual representations or warranties that is not remedied within a period, usually 90 days or less, after we receive notice of the breach Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase loans for which the required documents are not delivered or are defective. The level of mortgage loan repurchase depends upon certain factors that may be out of our control, including economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loan. If economic conditions deteriorate or housing markets decline, future investor repurchase demands may increase. Our failure to successfully appeal repurchase requests could materially and adversely affect our business, financial condition, results of operations and prospects. We had approximately $20 million of sold residential mortgage loans with recourse provisions in effect as of December 31, 2012
 We may not be able to continue growing our business.

Our total assets have grown from $6.6 billion as of December 31, 2008 to $7.7 billion as of December 31, 2012. Our ability to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, open new branch banking offices and expand into new and complementary markets when appropriate opportunities arise. In the event we do not continue to grow, our results of operations could be adversely impacted.

Our ability to successfully grow depends on our capital resources and whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to make loans, attract deposits and maintain asset quality due to constrained capital resources or other reasons, we may not be able to continue growing our business, which could adversely impact our earnings, financial condition, results of operations, and prospects.

We are subject to significant governmental regulation and new or changes in existing regulatory, tax and accounting rules and interpretations could significantly harm our business.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's stockholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are undergoing significant review and changes, particularly given the recent market developments in the banking and financial services industries and the enactment of the Dodd-Frank Act.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 will result in sweeping changes in the regulation of financial institutions and could have a material adverse effect on our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions, and contains numerous provisions that will affect all banks and bank holding companies. Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known.

Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act will have on us and the financial industry in general, we believe the Dodd-Frank Act and the regulations promulgated thereunder will result in additional administrative burdens that will obligate us to incur additional costs and expenses. Provisions of the Act that affect the treatment of our existing trust preferred securities as Tier 1 capital will be grandfathered under the Act; however, provisions of the Act that revoke Tier 1 capital treatments of trust preferred securities and otherwise require revisions to capital requirements may cause us to seek other sources of capital in the future. Furthermore, the Dodd-Frank Act could limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, reduce interchange fees, require us to renegotiate payment network agreements or enter into multiple payment network agreements, require a significant amount of management's time and attention, and otherwise adversely impact our business, financial condition, results of operations and prospects.

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

In response to market disruptions, legislators and financial regulators implemented a number of initiatives designed to stabilize and improve the financial markets, some of which have been implemented and some of which have not, including:

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

These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages and impacting the amount of overdraft fees we will be able to charge. Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.  In addition, we may need to further modify our strategies and business operations in response to these initiatives. We may also incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements. Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us, our financial condition, results of operations and cash flows.

In addition, we provide our customers with the ability to bank remotely, including online and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us, our financial condition, results of operations and cash flows.

Our operations rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. In addition, we are subject to certain long-term vendor contracts that limit our flexibility and increase our dependence on third party vendors. Failure of certain external vendors to perform in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our customers, which could have material adverse impact on our financial condition or results of operations.

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

Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, difficult or illiquid credit markets or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition or results of operations.

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

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, results of operations and cash flows.

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

We may be subject to claims and litigation pertaining to our fiduciary responsibilities.

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

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under this requirement, we could be required to provide financial assistance to our subsidiary bank should our subsidiary bank experience financial distress.

A capital injection may be required at times when we do not have the resources to provide it and therefore we may be required to borrow the funds or raise additional equity capital from third parties. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its indebtedness. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on our cash flows, financial condition, results of operations and prospects.

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

The short-term and long-term impact of the proposed Basel III capital standards and the forthcoming new capital rules proposed for U.S. banks is uncertain.

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

Basel III, as supplemented, has been adopted by the Federal Reserve. On June 4, 2012, the Board of Governors of the Federal Reserve System, or the Board, issued three notices of proposed rulemaking, or NPRs, to restructure the Board's current regulatory capital rules and revise current regulatory capital requirements to make them consistent with the Basel III capital standards and certain provisions of the Dodd-Frank Act. On November 9, 2012, the Board announced that the suggested effective date of these NPRs of January 1, 2013 had been delayed indefinitely.

Because the NPRs are subject to final rulemaking by the Board and their provisions may change before implementation, the short-term and long-term impact of the Basel III capital standards and the forthcoming new capital rules is uncertain.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Stock

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

Our Class A common stock is currently traded on The NASDAQ Global Select Market. Our Class A common stock is thinly-traded and has substantially less liquidity than the average trading market for many other publicly-traded financial institutions and other companies. Therefore, investors have limited opportunities to sell their shares of Class A common stock in the open market. Limited trading of our Class A common stock also contributes to more volatile price fluctuations. An active trading market for our Class A common stock may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. Approximately 45% of our outstanding Class A common stock is owned by members of the Scott family, our executive officers and our directors. The substantial amount of stock owned by these individuals may adversely affect the development of an active and liquid trading market.

Our Class A common stock share price could be volatile and could decline.

The market price of our Class A common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	prevailing market conditions;

•	our historical performance and capital structure;

•	estimates of our business potential and earnings prospects;

•	an overall assessment of our management;

•	our Class B shareholders may convert their shares into Class A common stock and liquidate their holdings; and

•	the consideration of these factors in relation to market valuation of companies in related businesses.

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

Members of the Scott family control in excess of 80% of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of our assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.

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

Our articles of incorporation provide that our board of directors, or Board, may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then-prevailing market price of such Class A common stock.

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

The Class A common stock is equity and is subordinate to our existing and future indebtedness

Shares of our Class A common stock are equity interests and do not constitute indebtedness. As such, shares of our Class A common stock rank junior to all our indebtedness, including our subordinated term loans, the subordinated debentures held by trusts that have issued trust preferred securities and other non-equity claims on us with respect to assets available to satisfy claims on us. Additionally, holders of our Class A common stock are subject to the prior dividend and liquidation rights of any holders of Series A preferred stock then outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 97,313 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 75 additional locations in Montana, Wyoming and western South Dakota, of which 17 properties are leased from independent third parties and 58 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

At December 31, 2012, we had issued and outstanding 17,635,369 shares of Class A common stock, 25,654,954 shares of Class B common stock and 5,000 shares of preferred stock that have been designated as Series A preferred stock. At December 31, 2012, we also had outstanding stock options to purchase an aggregate of 707,622 shares of our Class A common stock and 2,666,033 shares of our Class B common stock.

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

As of December 31, 2012, we had outstanding 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock, which ranked senior to our Class A common stock and Class B common stock with respect to dividend and liquidation rights. Holders of the Series A preferred stock were entitled to receive, when and if declared by the Board, noncumulative cash dividends at an annual rate of $675 per share (based on a 360 day year). In the event full dividends were not paid for three consecutive quarters, the Series A preferred stock holders were entitled to elect two members to our Board. The Series A preferred stock was redeemed by the Company on January 18, 2013, at a price of $10,000 per share plus accrued but unpaid dividends at the redemption date. For additional information regarding the redemption of the Series A preferred stock, see "Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions" included in Part IV, Item 15.

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

Quarter Ended	High	Low

March 31, 2011	$15.90	$12.99
June 30, 2011	14.74	13.16
September 30, 2011	14.83	10.08
December 31, 2011	13.41	9.88
March 31, 2012	15.00	13.12
June 30, 2012	14.94	13.32
September 30, 2012	15.49	13.54
December 31, 2012	15.64	13.52

As of December 31, 2012, we had 670 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 1,503,448 shares of Class A common stock held on behalf of 987 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2011	$0.1125	$4,797,595
Second quarter 2011	0.1125	4,809,901
Third quarter 2011	0.1125	4,811,704
Fourth quarter 2011	0.1125	4,813,801
First quarter 2012	0.1200	5,136,079
Second quarter 2012	0.1200	5,154,213
Third quarter 2012	0.1200	5,158,975
Fourth quarter 2012	0.1200	5,162,138
Fourth quarter 2012 - Accelerated	0.1300	5,597,747

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included in Part II, Item 7 herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2012.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our Class A common stock since our Class A common stock began trading on the Nasdaq Global Select Market on March 23, 2010, as compared with the cumulative total return on equity securities of companies included in the Nasdaq Composite Index and the Nasdaq Bank Index over the same period. The Nasdaq Bank Index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the Nasdaq Stock Market. The Nasdaq Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. This graph assumes a $100 investment in our common stock on the first day of trading, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cummulative Return
$150
$125
$100
$75
$50
Index Value
First Interstate BancSystem, Inc.
NASDAQ Composite
NASDAQ Bank
03/23/10
06/30/10
12/31/10
06/30/11
12/31/11
06/30/12
12/31/12

	Period Ending
Index	3/23/10	6/30/10	12/31/10	12/31/11	6/30/12	12/31/12
First Interstate BancSystem, Inc.	$100.00	110.02	108.27	95.89	106.56	117.38
NASDAQ Composite	100.00	87.56	110.78	109.92	124.56	129.43
NASDAQ Bank	100.00	89.04	98.86	88.48	98.67	105.02

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2012 and 2011, and the results of our operations for the fiscal years ended December 31, 2012, 2011 and 2010, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2010, 2009 and 2008, and the results of our operations for the fiscal years ended December 31, 2009 and 2008, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Net loans	$4,123,401	$4,073,968	$4,247,429	$4,424,974	$4,685,497
Investment securities	2,203,481	2,169,645	1,933,403	1,446,280	1,072,276
Total assets	7,721,761	7,325,527	7,500,970	7,137,653	6,628,347
Deposits	6,240,411	5,826,971	5,925,713	5,824,056	5,174,259
Securities sold under repurchase agreements	505,785	516,243	620,154	474,141	525,501
Long-term debt	37,160	37,200	37,502	73,353	84,148
Preferred stock pending redemption (1)	50,000	—	—	—	—
Subordinated debentures held by subsidiary trusts	82,477	123,715	123,715	123,715	123,715
Preferred stockholders’ equity (1)	—	50,000	50,000	50,000	50,000
Common stockholders’ equity	751,186	721,020	686,802	524,434	489,062
Selected Income Statement Data:
Interest income	$273,900	$292,883	$314,546	$328,034	$355,919
Interest expense	30,114	42,031	63,107	84,898	120,542
Net interest income	243,786	250,852	251,439	243,136	235,377
Provision for loan losses	40,750	58,151	66,900	45,300	33,356
Net interest income after provision for loan losses	203,036	192,701	184,539	197,836	202,021
Non-interest income	114,861	91,872	90,911	100,690	128,597
Non-interest expense	229,635	218,412	221,004	217,710	222,541
Income before income taxes	88,262	66,161	54,446	80,816	108,077
Income tax expense	30,038	21,615	17,090	26,953	37,429
Net income	58,224	44,546	37,356	53,863	70,648
Preferred stock dividends	3,300	3,422	3,422	3,422	3,347
Net income available to common shareholders	$54,924	$41,124	$33,934	$50,441	$67,301
Common Share Data:
Earnings per share:
Basic	$1.28	$0.96	$0.85	$1.61	$2.14
Diluted	1.27	0.96	0.85	1.59	2.10
Dividends per share	0.61	0.45	0.45	0.50	0.65
Book value per share (2)	17.35	16.77	16.05	16.73	15.50
Tangible book value per share (3)	12.97	12.33	11.55	10.53	9.27
Weighted average shares outstanding:
Basic	42,965,987	42,749,526	39,907,640	31,335,668	31,484,136
Diluted	43,092,978	42,847,196	40,127,365	31,678,500	32,112,672

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2012	2011	2010	2009	2008
Financial Ratios:
Return on average assets	0.79%	0.61%	0.52%	0.79%	1.12%
Return on average common stockholders’ equity	7.46	5.86	5.22	9.98	14.73
Average stockholders’ equity to average assets	10.57	10.25	9.67	8.16	7.98
Yield on average earning assets	4.10	4.43	4.85	5.44	6.37
Cost of average interest bearing liabilities	0.58	0.78	1.15	1.63	2.50
Interest rate spread	3.52	3.65	3.70	3.81	3.87
Net interest margin (4)	3.66	3.80	3.89	4.05	4.25
Efficiency ratio (5)	64.03	63.73	64.55	63.32	61.14
Common stock dividend payout ratio (6)	47.66	46.88	52.94	31.06	30.37
Loan to deposit ratio	67.69	71.85	73.71	77.75	92.24
Asset Quality Ratios
Non-performing loans to total loans (7)	3.36%	5.77%	4.82%	2.75%	1.90%
Non-performing assets to total loans and other real estate owned (OREO) (8)	4.10	6.60	5.55	3.57	2.03
Non-performing assets to total assets	2.26	3.81	3.26	2.28	1.46
Allowance for loan losses to total loans	2.38	2.69	2.76	2.28	1.83
Allowance for loan losses to non-performing loans	70.78	46.62	57.19	82.64	96.03
Net charge-offs to average loans	1.26	1.54	1.10	0.63	0.28
Capital Ratios:
Tangible common stockholders equity to tangible assets (9)	7.46%	7.43%	6.76%	4.76%	4.55%
Net tangible common stockholders equity to tangible assets (10)	8.26	8.28	7.59	5.63	5.49
Tier 1 common capital to total risk weighted assets (11)	11.94	11.04	10.12	6.43	5.35
Leverage ratio	8.81	9.84	9.27	7.30	7.13
Tier 1 risk-based capital	13.60	14.55	13.53	9.74	8.57
Total risk-based capital	15.59	16.54	15.50	11.68	10.49

(1)
On December 18, 2012, we provided notice to preferred stockholders of our intention to redeem the preferred stock on January 18, 2013. Upon notice to holders of the redemption, all preferred stock outstanding was reclassified from stockholder's equity to a liability.

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
Non-GAAP Financial Measures - Five Year Summary (Dollars in thousands except share and per share data)

As of December 31,	2012	2011	2010	2009	2008
Preferred stockholders’ equity	$—	$50,000	$50,000	$50,000	$50,000
Common stockholders’ equity	751,186	721,020	686,802	524,434	489,062
Total stockholders’ equity	751,186	771,020	736,802	574,434	539,062
Less goodwill and other intangible assets	189,637	191,065	192,518	194,273	196,667
Less preferred stock	—	50,000	50,000	50,000	50,000
Tangible common stockholders’ equity	561,549	529,955	494,284	330,161	292,395
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	60,499
Net tangible common stockholders’ equity	$622,048	$590,454	$554,783	$390,660	$352,894
Total assets	$7,721,761	$7,325,527	$7,500,970	$7,137,653	$6,628,347
Less goodwill and other intangible assets (excluding mortgage servicing rights)	189,637	191,065	192,518	194,273	196,667
Tangible assets	$7,532,124	$7,134,462	$7,308,452	$6,943,380	$6,431,680
Number of common shares outstanding	43,290,323	42,981,174	42,800,694	31,349,588	31,550,076
Book value per common share	$17.35	$16.77	$16.05	$16.73	$15.50
Tangible book value per common share	12.97	12.33	11.55	10.53	9.27
Net tangible book value per common share	14.37	13.74	12.96	12.46	11.19
Tangible common stockholders’ equity to tangible assets	7.46%	7.43%	6.76%	4.76%	4.55%
Net tangible common stockholders’ equity to tangible assets	8.26%	8.28%	7.59%	5.63%	5.49%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	continuing or worsening economic conditions;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	credit losses;

•	concentrations of real estate loans;

•	commercial loan risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	increases in deposit insurance premiums;

•	repurchases of mortgage loans from or reimbursements to investors due to contractual or warranty breach;

•	inability to grow business;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act;

•	changes in or noncompliance with governmental regulations;

•	effects of recent legislative and regulatory efforts to stabilize financial markets;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	failure of technology;

•	reliance on external vendors;

•	inability to meet liquidity requirements;

•	lack of acquisition candidates;

•	failure to manage growth;

•	competition;

•	inability to manage risks in turbulent and dynamic market conditions;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	litigation pertaining to fiduciary responsibilities;

•	failure to effectively implement technology-driven products and services;

•	capital required to support the Company’s bank subsidiary;

•	soundness of other financial institutions;

•	impact of proposed Basel III capital standards for U.S. banks;

•	inability of our bank subsidiary to pay dividends;

•	implementation of new lines of business or new product or service offerings;

•	change in dividend policy;

•	lack of public market for our Class A common stock;

•	volatility of Class A common stock;

•	voting control of Class B stockholders;

•	decline in market price of Class A common stock;

•	dilution as a result of future equity issuances;

•	uninsured nature of any investment in Class A common stock;

•	anti-takeover provisions;

•	controlled company status; and,

•	subordination of common stock to Company debt.
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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2012, we had consolidated assets of $7.7 billion, deposits of $6.2 billion, loans of $4.2 billion and total stockholders’ equity of $751 million. We currently operate 76 banking offices, including detached drive-up facilities, in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. We also offer internet and mobile banking services. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

Our Business

Our principal business activity is lending to, accepting deposits from and conducting financial transaction for individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see "Business—Lending Activities," included in Part I, Item 1 of this report.

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $175 million, or 2.26% of total assets, as of December 31, 2012, from $279 million, or 3.81% of total assets as of December 31, 2011, primarily due to the movement of lower quality loans out of the portfolio through charge-off or foreclosure and sales of OREO properties. Loan charge-offs, net of recoveries, totaled $53 million during 2012, as compared to $66 million during 2011. Net charge-offs peaked during the second quarter 2012 at $25 million for the three-month period. Net charge-offs are expected to decline, yet remain elevated in future quarters as problem loans continue to work through the credit cycle.

Our criticized loans decreased during 2012, ending the year at $468 million, a $163 million, or 25.8%, decrease from $631 million as of December 31, 2011. Based on our assessment of the adequacy of our allowance for loan losses, we recorded provision for loan losses of $40.8 million during 2012, compared to $58.2 million during 2011. Management expects provision for loan losses to continue to decline as credit quality improves.

Net Interest Margin

Our net interest margin ratio, on a fully taxable-equivalent, or FTE, basis, decreased 14 basis points to 3.66% in 2012, as compared to 3.80% in 2011. The decrease was attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher-costing savings and time deposits to lower-costing demand deposits. Management expects further compression in the net FTE interest margin ratio in future quarters resulting from the continuing low interest rate environment.

Origination and Sale of Residential Mortgages

With market interest rates dipping to record lows, we recorded income from the origination and sale of residential mortgages of $41.8 million in 2012, a $20.6 million, or 97.6%, increase from $21.2 million recorded in 2011. Refinancing activity accounted for 65% of our residential mortgage loan origination production in 2012, as compared to 56% in 2011. Management does not expect the current level of refinancing activity to continue in future quarters.

In January 2013, the Consumer Financial Protection Bureau, or CFPB, issued a series of final rules amending the mortgage servicing provisions of the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules, which become effective on January 10, 2014, are designed to protect borrowers from risky lending practices and includes, among other things, minimum requirements for creditors in making ability-to-repay determinations, special provisions to encourage creditors to refinance non-standard mortgages into standard mortgages with fixed rates, general underwriting criteria for qualifying mortgage loans and expansion of required disclosures and notices to the borrower. Management does not expect implementation of these new rules will have a material impact on our operations.

Proposed Regulatory Capital Rules

On June 4, 2012, the Board of Governors of the Federal Reserve System, or the Board, issued three notices of proposed rulemaking, or NPRs. Taken together, the NPRs would restructure the Board's current regulatory capital rules and revise current regulatory capital requirements to make them consistent with the Basel III capital standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The first NPR is primarily focused on quantity and quality of banking organizations' capital. The second NPR increases the risk-sensitivity of the Board's general risk-based capital requirements for determining risk-weighted assets by expanding the number of risk-weight categories and increasing the capital required for certain high-risk residential mortgages, higher-risk construction and commercial real estate lending, and certain securitization exposures. These two NPRs apply to banks, saving associations and bank holding companies with consolidated assets of $500 million or more, like us, and to savings and loan holding companies. On November 19, 2012, the Board postponed the January 1, 2013 effective date of these NPRs indefinitely. Management believes, as of December 31, 2012, we would meet all capital adequacy requirements as currently proposed on a fully phased-in basis if such requirements were currently effective.

The third NPR enhances the risk-sensitivity of the advanced approaches risk-based capital rule, including, among other revisions, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Board's market risk rule into the integrated capital framework that would be established by all three proposed rules. This NPR would generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and would not impact us as currently proposed.

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

Results of Operations

Principal factors used in managing and evaluating our results of operations include return on average assets, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the volume and composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets. The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin and the provisions for loan losses required to maintain our allowance for loan losses at an adequate level.

We seek to increase our non-interest income over time and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of prevailing market conditions.

We manage our non-interest expenses in consideration of growth opportunities and our community banking model that emphasizes customer service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of other bank holding companies on factors that include return on average assets, return on average equity, total shareholder return and growth in earnings.

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations.

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of this year's test, the estimated fair value of net assets was greater than carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

For additional information regarding goodwill, see “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors-Risks Relating to the Market and Our Business,” included in Part I, Item 1A of this report.

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

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2012 to December 31, 2011 and the years ended December 31, 2011 to December 31, 2010.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,176,439	$232,724	5.57%	$4,275,128	$247,492	5.79%	$4,482,219	$268,279	5.99%
Investment securities (2)	2,123,231	44,613	2.10	2,026,192	48,795	2.41	1,663,211	49,626	2.98
Federal funds sold	2,341	13	0.56	2,231	13	0.58	6,238	22	0.35
Interest bearing deposits in banks	486,203	1,235	0.25	414,375	1,050	0.25	429,657	1,093	0.25
Total interest earnings assets	6,788,214	278,585	4.10	6,717,926	297,350	4.43	6,581,325	319,020	4.85
Non-earning assets	627,498			618,454			665,012
Total assets	$7,415,712			$7,336,380			$7,246,337
Interest bearing liabilities:
Demand deposits	$1,624,687	$2,390	0.15%	$1,269,676	$3,057	0.24%	$1,135,208	$3,430	0.30%
Savings deposits	1,496,254	3,562	0.24	1,714,294	6,448	0.38	1,530,844	8,934	0.58
Time deposits	1,473,501	16,354	1.11	1,737,401	24,028	1.38	2,143,899	41,585	1.94
Repurchase agreements	501,192	579	0.12	500,882	695	0.14	480,276	879	0.18
Other borrowed funds (3)	16	—	—	5,582	—	—	5,779	3	0.05
Long-term debt	37,185	1,981	5.33	37,442	1,975	5.27	46,024	2,433	5.29
Preferred stock pending redemption	1,913	131	6.85	—	—	—	—	—	—
Subordinated debentures held by by subsidiary trusts	102,307	5,117	5.00	123,715	5,828	4.71	123,715	5,843	4.72
Total interest bearing liabilities	5,237,055	30,114	0.58	5,388,992	42,031	0.78	5,465,745	63,107	1.15
Non-interest bearing deposits	1,346,787			1,146,535			1,021,409
Other non-interest bearing liabilities	47,799			48,532			58,778
Stockholders’ equity	784,071			752,321			700,405
Total liabilities and stockholders’ equity	$7,415,712			$7,336,380			$7,246,337
Net FTE interest income		$248,471			$255,319			$255,913
Less FTE adjustments (2)		(4,685)			(4,467)			(4,474)
Net interest income from consolidated statements of income		$243,786			$250,852			$251,439
Interest rate spread			3.52%			3.65%			3.70%
Net FTE interest margin (4)			3.66%			3.80%			3.89%
Cost of funds, including non-interest bearing demand deposits (5)			0.46%			0.64%			0.97%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

(4)
Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(5)
Cost of funds including non-interest bearing demand deposits equals (i) interest expense on interest bearing liabilities, divided by (ii) the sum of average interest bearing liabilities and average non-interest bearing demand deposits.

Our FTE net interest income decreased $6.8 million, or 2.7%, to $248.5 million in 2012, compared to $255.3 million in 2011, and our net FTE interest margin ratio decreased 14 basis points to 3.66% in 2012, compared to 3.80% in 2011. The decrease in our net FTE interest income and compression in our net FTE interest margin ratio were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher-costing savings and time deposits to lower-costing demand deposits. Management expects further compression in the net FTE interest margin ratio in future quarters resulting from the continuing low interest rate environment.

Net FTE interest income decreased $594 thousand, or less than 1.0%, to $255.3 million in 2011, compared to $255.9 million in 2010, and our net FTE interest margin ratio decreased 9 basis points to 3.80% in 2011, compared to 3.89% in 2010. Decrease in net FTE interest income and compression in our net FTE interest margin ratio were attributable to lower yields earned on our investment and loan portfolios and lower outstanding loan balances, the effects of which were substantially offset by a 37 basis point reduction in the cost of interest bearing liabilities.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2012 compared with December 31, 2011			Year Ended December 31, 2011 compared with December 31, 2010			Year Ended December 31, 2010 compared with December 31, 2009
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(5,713)	$(9,055)	$(14,768)	$(12,395)	$(8,392)	$(20,787)	$(10,762)	$(2,758)	$(13,520)
U.S. government agency and mortgage-backed securities	1,531	(4,642)	(3,111)	9,537	(11,450)	(1,913)	21,136	(21,199)	(63)
Other securities	—	47	47	—	—	—	(38)	(12)	(50)
Tax exempt securities (1)	1,315	(2,433)	(1,118)	841	241	1,082	(73)	(523)	(596)
Federal funds sold	1	(1)	—	(14)	5	(9)	(238)	7	(231)
Interest bearing deposits in banks	182	3	185	(39)	(4)	(43)	601	(28)	573
Total change	(2,684)	(16,081)	(18,765)	(2,070)	(19,600)	(21,670)	10,626	(24,513)	(13,887)
Interest bearing liabilities:
Demand deposits	855	(1,522)	(667)	406	(779)	(373)	196	(834)	(638)
Savings deposits	(820)	(2,066)	(2,886)	1,071	(3,557)	(2,486)	1,588	(2,687)	(1,099)
Time deposits	(3,650)	(4,024)	(7,674)	(7,885)	(9,672)	(17,557)	405	(17,945)	(17,540)
Repurchase agreements	—	(116)	(116)	38	(222)	(184)	106	(3)	103
Borrowings (2)	—	—	—	—	(3)	(3)	(1,228)	(136)	(1,364)
Long-term debt	(14)	20	6	(454)	(4)	(458)	(1,375)	559	(816)
Preferred stock pending redemption	131	—	131	—	—	—	—	—	—
Subordinated debentures held by subsidiary trusts	(1,008)	297	(711)	—	(15)	(15)	—	(437)	(437)
Total change	(4,506)	(7,411)	(11,917)	(6,824)	(14,252)	(21,076)	(308)	(21,483)	(21,791)
Increase (decrease) in FTE net interest income (1)	$1,822	$(8,670)	$(6,848)	$4,754	$(5,348)	$(594)	$10,934	$(3,030)	$7,904

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

Provision for Loan Losses

The provision for loan losses supports the allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates. For additional information concerning the provision for loan losses, see “—Critical Accounting Estimates and Significant Accounting Policies” included herein.

Our provision for loan losses decreased $17.4 million, or 29.9%, to $40.8 million in 2012, as compared to $58.2 million in 2011, and decreased $8.7 million, or 13.1%, to $58.2 million in 2011, as compared to $66.9 million in 2010. Fluctuations in the provision for loan losses reflect management's estimate of possible loan loss based upon evaluation of the borrowers' ability to repay, collateral underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The level of provision for loan losses in 2012 is reflective of improvement in and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans, as compared to 2011. The level of provision in 2011 reflects decreases in the level of criticized loans and overall loan volume in 2011, as compared to 2010. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include income from the origination and sale of loans; other service charges, commissions and fees; service charges on deposit accounts; and wealth management revenues. Non-interest income increased $23.0 million, or 25.0%, to $114.9 million in 2012, as compared to $91.9 million in 2011, and increased $961 thousand, or 1.1%, to $91.9 million in 2011, from $90.9 million in 2010. Significant components of these fluctuations are discussed below.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $20.6 million, or 97.6%, to $41.8 million in 2012, as compared to $21.2 million in 2011. Record low mortgage interest rates continued to spur residential mortgage loan originations in our market areas in 2012, resulting in higher income from the origination and sale of loans. Refinancing activity accounted for 65% of our residential mortgage loan origination production in 2012, as compared to 56% in 2011. Management does not expect the current level of refinancing activity to continue in future quarters.

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

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $2.5 million, or 8.0%, to $34.2 million in 2012, as compared to $31.7 million in 2011, and increased $2.2 million, or 7.4%, to $31.7 million in 2011, from $29.5 million in 2010. These increases were primarily due to higher debit and credit card interchange fee revenue resulting from higher transaction volumes.

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $739 thousand, or 5.4%, to $14.3 million in 2012, as compared to $13.6 million in 2011, and increased $1.2 million, or 9.6% to $13.6 million in 2011, from $12.4 million in 2010. These increases are primarily due to the addition of new trust customers combined with increases in the market values of new and existing assets under trust management.

During 2012, we recorded net gains on the disposal of investment securities of $348 thousand, as compared to net gains of $1.5 million in 2011 and net gains of $170 thousand in 2010. Net gains on disposal of investment securities were primarily due to recognition of unamortized discounts on investment securities called by the issuing agencies.

Other income primarily includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $507 thousand, or 8.1%, to $6.8 million in 2012, as compared to $6.3 million in 2011. This increase was primarily due to increases in the values of securities held under deferred compensation plans. During 2012, market value adjustments for securities held under deferred compensation plans resulted in increases in other income of $648 thousand, as compared to reductions in other income of $161 thousand in 2011. In addition, during second quarter 2012, we recorded a one-time gain of $581 thousand recorded on the sale of a bank building. These increases were partially offset by decreases in company-owned life insurance revenues during 2012, as compared to 2011.

Other income decreased $1.5 million, or 19.8%, to $6.3 million in 2011, from $7.8 million in 2010, primarily due to fluctuations of values of securities held under deferred compensation plans. During 2011, market value adjustments for securities held under deferred compensation plans resulted in reductions in other income of $161 thousand, as compared to increases in other income of $545 thousand in 2010. In addition, we recorded a $249 thousand one-time gain on the sale of our student loan portfolio in 2010.

Non-interest Expense

Non-interest expense increased $11.2 million, or 5.1%, to $229.6 million in 2012, as compared to $218.4 million in 2011. Non-interest expense decreased $2.6 million, or 1.2%, to $218.4 million in 2011, from $221.0 million in 2010. Significant components of these fluctuations are discussed below.

Salaries and wages increased $6.3 million, or 7.5%, to $89.8 million in 2012, as compared to $83.6 million in 2011, primarily due to inflationary wage increases, higher incentive bonus accruals reflective of our improved performance, and increases in commissions and overtime related to the substantial volume of residential real estate loan activity in 2012.

Salaries and wages increased $187 thousand, or less than 1.0%, to $83.6 million in 2011, as compared to $83.4 million in 2010. Increases resulting from normal inflationary wage increases and higher incentive bonus accruals reflective of improved performance in 2011 were primarily offset by reductions in full-time equivalent employees.

Employee benefits increased $1.6 million, or 5.6%, to $29.3 million in 2012, as compared to $27.8 million in 2011, primarily due to the combined effects of increases in the market value of securities held under deferred compensation plans, higher stock-based compensation expense and increases in profit sharing accruals reflective of our improved performance in 2012. These increases were partially offset by a $1.0 million reduction in group health insurance expense reflecting favorable claims experience in 2012.

Employee benefits decreased $1.5 million, or 5.1%, to $27.8 million in 2011, as compared to $29.3 million in 2010, primarily due to lower group health insurance costs, reductions in the market values of securities held under deferred compensation plans and reductions in full-time equivalent employees.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sale of OREO properties and carrying costs and/or operating expenses of OREO properties. Net OREO expense increased $748 thousand, or 8.6%, to $9.4 million in 2012, as compared to $8.7 million in 2011, primarily due to additional carrying costs of OREO properties foreclosed in 2012. During 2012, OREO expense included net operating expenses of $3.7 million, write-downs in the estimated fair value of OREO properties of $6.7 million and net gains on the sale of OREO properties of $1.0 million. During 2011, OREO expense included net operating expenses of $1.8 million, write-downs in the estimated fair value of OREO properties of $7.5 million and net gains on the sale of OREO properties of $567 thousand.

Net OREO expense increased $982 thousand, or 12.8%, to $8.7 million in 2011, as compared to $7.7 million in 2010, primarily due to write-downs of the estimated fair value of OREO properties. During 2011, we recorded write-downs of the estimated fair value of OREO properties of $7.5 million, compared to $6.7 million of write-downs of the estimated fair value of OREO properties during 2010.

FDIC insurance premiums decreased $863 thousand, or 11.8%, to $6.5 million in 2012, as compared to $7.3 million in 2011, and decreased $2.7 million, or 27.0%, to $7.3 million in 2011, from $10.0 million in 2010. In February 2011, the FDIC issued a final rule that, among other things, modified the definition of an institution's deposit insurance assessment base and revised assessment rate schedules. These changes, which became effective April 1, 2011, reduced the Company's FDIC insurance premiums.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization increased $276 thousand, or 8.6%, to $3.5 million in 2012, as compared to $3.2 million in 2011. Mortgage servicing rights amortization decreased $1.4 million, or 30.1%, to $3.2 million in 2011, from $4.6 million in 2010 , primarily due to lower prepayment rates and the December 2010 sale of mortgage servicing rights with a carrying value of $5 million.

Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During 2012, we reversed previously recorded impairment of $771 thousand, as compared to recording additional impairment of $1.3 million in 2011, and the reversal of previously recorded impairment of $787 thousand during 2010.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expense increased $5.2 million, or 11.9%, to $48.9 million in 2012, as compared to $43.7 million in 2011, primarily due to non-recurring expenses recorded during the first and second quarters of 2012. During first quarter 2012, we recorded as other expense $3.0 million of estimated loan collection and settlement costs related to one borrower and, during second quarter 2012, we recorded $1.5 million of donations expense in conjunction with the sale of a bank building to a charitable organization and wrote-off $428 thousand of unamortized issuance costs associated with the redemption of junior subordinated debentures. Also contributing to the increases in other expense in 2012, as compared to 2011, were increases of $1.4 million in debit card processing expenses, the result of changes in per transaction processing costs and increases in transaction volumes. Other expense increased $1.1 million, or 2.6%, to $43.7 million in 2011, from $42.6 million in 2010, primarily due to higher legal expenses associated with foreclosure and collection efforts.

Income Tax Expense

Our effective federal tax rate was 29.6% for the year ended December 31, 2012, 28.1% for the year ended December 31, 2011 and 26.8% for the year ended December 31, 2010. Increases in effective federal income tax rates are primarily due to higher levels of taxable income without a proportional increase in tax exempt interest income on loan and investment securities.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.4% for the year ended December 31, 2012 and 4.6% for the years ended December 31, 2011 and 2010.

Net Income Available to Common Shareholders

Net income available to common shareholders was $54.9 million, or $1.27 per diluted share, in 2012, compared to $41.1 million, or $0.96 per diluted share, in 2011 and $33.9 million, or $0.85 per diluted share, in 2010.

Summary of Quarterly Results

The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2012 and 2011.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2012:
Interest income	$69,057	$69,067	$68,175	$67,601	$273,900
Interest expense	8,423	7,893	7,170	6,628	30,114
Net interest income	60,634	61,174	61,005	60,973	243,786
Provision for loan losses	11,250	12,000	9,500	8,000	40,750
Net interest income after provision for loan losses	49,384	49,174	51,505	52,973	203,036
Non-interest income	26,382	27,662	30,182	30,635	114,861
Non-interest expense	57,440	57,299	57,064	57,832	229,635
Income before income taxes	18,326	19,537	24,623	25,776	88,262
Income tax expense	6,112	6,527	8,468	8,931	30,038
Net income	12,214	13,010	16,155	16,845	58,224
Preferred stock dividends	853	853	863	731	3,300
Net income available to common shareholders	$11,361	$12,157	$15,292	$16,114	$54,924

Basic earnings per common share	$0.26	$0.28	$0.36	$0.37	$1.28
Diluted earnings per common share	0.26	0.28	0.35	0.37	1.27
Dividends paid per common share	0.12	0.12	0.12	0.25	0.61

Year Ended December 31, 2011:
Interest income	$73,843	$73,551	$73,483	$72,006	$292,883
Interest expense	12,045	11,024	9,991	8,971	42,031
Net interest income	61,798	62,527	63,492	63,035	250,852
Provision for loan losses	15,000	15,400	14,000	13,751	58,151
Net interest income after provision for loan losses	46,798	47,127	49,492	49,284	192,701
Non-interest income	20,159	21,591	23,125	26,997	91,872
Non-interest expense	52,958	54,192	55,041	56,221	218,412
Income before income taxes	13,999	14,526	17,576	20,060	66,161
Income tax expense	4,493	4,672	5,655	6,795	21,615
Net income	9,506	9,854	11,921	13,265	44,546
Preferred stock dividends	844	853	862	863	3,422
Net income available to common shareholders	$8,662	$9,001	$11,059	$12,402	$41,124

Basic earnings per common share	$0.20	$0.21	$0.26	$0.29	$0.96
Diluted earnings per common share	0.20	0.21	0.26	0.29	0.96
Dividends paid per common share	0.1125	0.1125	0.1125	0.1125	0.4500

Financial Condition

Total assets increased $396 million, or 5.4%, to $7,722 million as of December 31, 2012, from $7,326 million as of December  31, 2011, due to deposit growth. Total assets decreased $175 million, or 2.3%, to $7,326 million as of December 31, 2011, from $7,501 million as of December 31, 2010, due to lower outstanding funding sources, including deposits and repurchase agreements.

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

Total loans increased $37 million, or less than 1.0%, to $4,224 million as of December 31, 2012, from $4,187 million as of December 31, 2011. During 2012, modest growth in residential real estate, agricultural and indirect consumer loans was partially offset by decreases in commercial real estate and land acquisition and development loans.

Total loans decreased $181 million, or 4.2% to $4,187 million as of December 31, 2011, from $4,368 million as of December 31, 2010, primarily due to weak loan demand in our market areas, the result of economic uncertainty, and to the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2012	Percent	2011	Percent	2010	Percent	2009	Percent	2008	Percent
Loans
Real estate:
Commercial	$1,497,272	35.4%	$1,553,155	37.1%	$1,565,665	35.8%	$1,556,273	34.4%	$1,483,967	31.1%
Construction	334,529	7.9	400,773	9.6	527,458	12.1	636,892	14.1	790,177	16.5
Residential	708,339	16.8	571,943	13.7	549,604	12.6	539,098	11.9	587,464	12.3
Agricultural	177,244	4.2	175,302	4.2	182,794	4.2	195,045	4.3	191,831	4.0
Consumer	636,794	15.1	616,071	14.7	646,580	14.8	677,548	14.9	669,731	14.0
Commercial	688,753	16.3	693,261	16.6	730,471	16.7	750,647	16.6	853,798	17.9
Agricultural	113,627	2.7	119,710	2.8	116,546	2.7	134,470	3.0	145,876	3.1
Other loans	912	—	2,813	—	2,383	0.1	1,601	—	2,893	0.1
Mortgage loans held for sale	66,442	1.6	53,521	1.3	46,408	1.0	36,430	0.8	47,076	1.0
Total loans	4,223,912	100.0%	4,186,549	100.0%	4,367,909	100.0%	4,528,004	100.0%	4,772,813	100.0%
Less allowance for loan losses	100,511		112,581		120,480		103,030		87,316
Net loans	$4,123,401		$4,073,968		$4,247,429		$4,424,974		$4,685,497
Ratio of allowance to total loans	2.38%		2.69%		2.76%		2.28%		1.83%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 57% of our commercial real estate loans as of December 31, 2012 and 2011, were owner occupied. Commercial real estate loans decreased $56 million, or 3.6%, to $1,497 million as of December 31, 2012, from $1,553 million as of December 31, 2011, and decreased $13 million, or less than 1.0%, to $1,553 million a of December 31, 2011, from $1,566 million as of December 31 2010. Management attributes these decreases to the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure and low loan demand.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. As of December 31, 2012, our construction loan portfolio was divided among the following categories: approximately $49 million, or 14.7%, residential construction; approximately $65 million, or 19.4%, commercial construction; and, approximately $220 million, or 65.9%, land acquisition and development. As of December 31, 2011, our construction loan portfolio was divided among the following categories: approximately $61 million, or 15.3%, residential construction; approximately $61 million, or 15.2%, commercial construction; and, approximately $279 million, or 69.5%, land acquisition and development.

Construction loans decreased $66 million, or 16.5%, to $335 million as of December 31, 2012, from $401 million as of December 31, 2011, primarily due to movement of lower quality loans out of the loan portfolio through charge-off and foreclosure. Construction loans decreased $127 million, or 24.0%, to $401 million as of December 31, 2011, from $527 million as of December 31, 2010. Management attributes the decrease in 2011 to the continuing impact of general declines in new home construction in our market areas, particularly in markets dependent upon resort and second home communities, and, to a lesser extent, the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.

Residential real estate loans. Residential real estate loans increased $136 million, or 23.8%, to $708 million as of December 31, 2012, from $572 million as of December 31, 2011, and increased $22 million, or 4.1%, to $572 million as of December 31, 2011, from $550 million as of December 31, 2010. Record low mortgage interest rates resulted in increased residential real estate loan production during 2012 and 2011. Historically, we have sold a significant portion of our residential real estate loan production in the secondary market; however, during 2010 we began to retain more of our residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $274 million as of December 31, 2012 and $312 million as of December 31, 2011.

Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 68.8% and 66.2% of our consumer loans as of December 31, 2012 and 2011, respectively, were indirect consumer loans.

Consumer loans increased $21 million, or 3.4%, to $637 million as of December 31, 2012, from $616 million as of December 31, 2011, due to expansion of our indirect lending program within our existing market areas and competitive pricing. Consumer loans decreased $31 million, or 4.7%, to $616 million as of December 31, 2011, from $647 million as of December 31, 2010. Approximately 52% of this decrease occurred in indirect consumer loans and was the result of competitive rate pressure. Management attributes the remaining 2011 decrease to changes in consumer behavior resulting from continuing economic uncertainty.

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

Commercial loans decreased $5 million, or less than 1.0%, to $689 million as of December 31, 2012, from $693 million as of December 31, 2011. Management attributes these decreases to the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure and low loan demand.

Commercial loans decreased $37 million, or 5.1%, to $693 million as of December 31, 2011, from $730 million as of December 31, 2010, primarily due to the continuing effects of economic uncertainty on borrowers in our market areas and the movement of lower quality loans out of our loan portfolio through charge-off, pay-off or foreclosure.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans decreased $6 million, or 5.1%, to $114 million as of December 31, 2012, from $120 million as of December 31, 2011 and increased $3 million, or 2.7%, to $120 million as of December 31, 2011, from $117 million as of December 31, 2010.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2012:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,015,206	$1,190,964	$511,214	$2,717,384
Consumer	220,017	372,038	44,739	636,794
Commercial	419,157	212,438	57,158	688,753
Agricultural	92,452	20,140	1,035	113,627
Other	912	—	—	912
Mortgage loans held for sale	66,442	—	—	66,442
Total loans	$1,814,186	$1,795,580	$614,146	$4,223,912
Loans at fixed interest rates	$1,067,319	$1,290,240	$143,689	$2,501,248
Loans at variable interest rates	746,867	505,340	362,658	1,614,865
Non-accrual loans	—	—	107,799	107,799
Total loans	$1,814,186	$1,795,580	$614,146	$4,223,912

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets (Dollars in thousands)

As of December 31,	2012	2011	2010	2009	2008
Non-performing loans:
Nonaccrual loans	$107,799	$199,983	$195,342	$115,030	$85,632
Accruing loans past due 90 days or more	2,277	4,111	1,852	4,965	3,828
Troubled debt restructurings	31,932	37,376	13,490	4,683	1,462
Total non-performing loans	142,008	241,470	210,684	124,678	90,922
OREO	32,571	37,452	33,632	38,400	6,025
Total non-performing assets	$174,579	$278,922	$244,316	$163,078	$96,947
Non-performing loans to total loans	3.36%	5.77%	4.82%	2.75%	1.90%
Non-performing assets to total loans and OREO	4.10	6.60	5.55	3.57	2.03
Non-performing assets to total assets	2.26	3.81	3.26	2.28	1.46

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

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

As of December 31,	2012	2011	2010	2009	2008
Real estate	$125,456	$216,289	$169,961	$101,751	$79,167
Consumer	2,963	3,455	2,720	2,265	2,944
Commercial	12,825	20,857	36,910	19,774	8,594
Agricultural	764	869	1,093	888	217
Total non-performing loans	$142,008	$241,470	$210,684	$124,678	$90,922

As of December 31, 2012, our non-performing real estate loans were divided among the following categories: $23 million, or 18.6%, land and land development; $74 million, or 59.2%, commercial; $3 million, or 2.1% residential construction; $12 million, or 9.4%, residential; $8 million, or 6.5% commercial construction; and, $5 million, or 4.2%, agricultural.

As of December 31, 2011, our non-performing real estate loans were divided among the following categories: $63 million, or 29.2%, land and land development; $87 million, or 40.2%, commercial; $14 million, or 6.5% residential construction; $20 million, or 9.3%, residential; $25 million, or 11.3% commercial construction; and, $7 million, or 3.5%, agricultural.

Total non-performing loans decreased $99 million, or 41.2%, to $142 million as of December 31, 2012, from $241 million as of December 31, 2011, and increased $31 million, or 14.6%, to $241 million as of December 31, 2011, from $211 million as of December 31, 2010. Significant components of these fluctuations are discussed below.

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $8.5 million, $12.5 million and $8.9 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2012, 2011 and 2010, respectively.

Non-accrual loans decreased $92 million, or 46.1%, to $108 million as of December 31, 2012, from $200 million as of December 31, 2011, primarily due to movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure. As of December 31, 2012, approximately 47% of our non-accrual loans were commercial real estate loans and approximately 18% were land acquisition and development loans. Non-accrual loans increased $5 million, or 2.4%, to $200 million at December 31, 2011, from $195 million at December 31, 2010.

Troubled Debt Restructuring. Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally to ensure proper classification as a troubled debt restructuring and if or when the loan may be placed on accrual status.

As of December 31, 2012, we had loans renegotiated in troubled debt restructurings of $77 million, of which $45 million were reported as non-accrual loans and $32 million were on accrual status and reported as troubled debt restructurings in the non-performing asset and non-performing loan tables above. As of December 31, 2012, approximately 94% of our loans renegotiated in troubled debt restructurings were performing in accordance with their modified terms. Troubled debt restructurings in the preceding non-performing asset and non-performing loan tables includes $17 thousand of accruing loans past due 90 days or more as of December 31, 2012.

As of December 31, 2011, we had loans renegotiated in troubled debt restructurings of $95 million, of which $58 million were reported as non-accrual loans and $37 million were on accrual status and reported as troubled debt restructurings in the non-performing asset and non-performing loan tables above. As of December 31, 2011, approximately 72% of our loans renegotiated in troubled debt restructurings were performing in accordance with their modified terms. Troubled debt restructurings in the preceding non-performing asset and non-performing loan tables includes $389 thousand of accruing loans past due 90 days or more as of December 31, 2011.

  OREO. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as charge against the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties and to conduct open houses.

OREO decreased $5 million, or 13.0%, to $33 million as of December 31, 2012, from $37 million as of December 31, 2011. During 2012, the Company recorded additions to OREO of $44 million, wrote down the fair value of OREO properties by $7 million and sold OREO with a book value of $42 million. As of December 31, 2012, 45% of our OREO balance comprised land and land development properties, 32% comprised commercial properties, 22% comprised residential real estate properties and 1% comprised agricultural real estate properties.

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

Based on declines in national, regional and local economies which began in 2008, we began to record additional general valuation allowances based on management's estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, beginning in 2008, and continuing in 2009 and 2010, we recorded significantly higher provisions for loan losses to maintain the allowance for loan losses at appropriate levels. During 2008, 2009 and 2010, we experienced higher levels of impaired and non-performing loans as anticipated. Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses, which began decreasing during the last half of 2011, continued to decrease through 2012. Management expects that non-performing and impaired loans will continue to decline as previously identified problem loans make their way through the credit cycle and the volume of newly identified non-performing and impaired loans decreases as economic conditions in our market areas improve.

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2012	2011	2010	2009	2008
Balance at the beginning of period	$112,581	$120,480	$103,030	$87,316	$52,355
Allowance of acquired banking offices	—	—	—	—	14,463
Charge-offs:
Real estate
Commercial	13,014	13,227	8,980	5,156	995
Construction	25,510	26,125	19,989	14,153	3,035
Residential	4,879	6,199	3,511	1,086	325
Agricultural	103	213	2,238	11	642
Consumer	5,320	6,043	7,577	8,134	5,527
Commercial	11,990	19,332	10,023	3,346	3,523
Agricultural	120	142	21	92	648
Total charge-offs	60,936	71,281	52,339	31,978	14,695
Recoveries:
Real estate
Commercial	907	293	34	108	88
Construction	2,022	1,641	213	7	1
Residential	310	201	132	38	67
Agricultural	2	—	—	—	—
Consumer	1,945	1,739	2,053	1,850	1,404
Commercial	2,905	1,344	436	328	211
Agricultural	25	13	21	61	66
Total recoveries	8,116	5,231	2,889	2,392	1,837
Net charge-offs	52,820	66,050	49,450	29,586	12,858
Provision for loan losses	40,750	58,151	66,900	45,300	33,356
Balance at end of period	$100,511	$112,581	$120,480	$103,030	$87,316
Period end loans	$4,223,912	$4,186,549	$4,367,909	$4,528,004	$4,772,813
Average loans	4,176,439	4,275,128	4,482,218	4,660,189	4,527,987
Net charge-offs to average loans	1.26%	1.54%	1.10%	0.63%	0.28%
Allowance to period-end loans	2.38%	2.69%	2.76%	2.28%	1.83%

The allowance for loan losses was $101 million, or 2.38% of period-end loans, at December 31, 2012, compared to $113 million, or 2.69% of period-end loans, at December 31, 2011, and $120 million, or 2.76% of period-end loans, at December 31, 2010. Decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2012, compared to December 31, 2011, were primarily due to decreases in specific reserves on impaired loans and lower general reserves reflective of decreases in past due, non-performing and internally risk classified loans. Decreases in the allowance for loan loses as a percentage of total loans as of December 31, 2011, compared to December 31, 2010, were due to decreases in specific reserves on impaired loans.

Net charge-offs in 2012 decreased $13 million, or 20.0%, to $53 million, or 1.26% of average loans, from $66 million, or 1.54% of average loans in 2011. Approximately 53% of the loans charged-off in 2012 were related to sixteen borrowers. Net charge-offs in 2011 increased $17 million to $66 million, or 1.54% of average loans, from $49 million, or 1.10% of average loans in 2010. Approximately 46% of loans charged-off during 2011were related to one consumer real estate, two land development and three commercial borrowers.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2012, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2012		2011		2010		2009		2008
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$75,782	64.3%	$87,396	64.6%	$84,181	64.7%	$76,357	64.7%	$69,280	63.9%
Consumer	7,141	15.1	8,594	14.7	9,332	14.8	6,220	14.9	5,092	14.0
Commercial	17,085	16.3	15,325	16.6	25,354	16.7	18,608	16.6	11,021	17.9
Agricultural	503	2.7	1,266	2.8	1,613	2.7	1,845	3.0	1,923	3.1
Other loans	—	—	—	—	—	0.1	—	—	—	0.1
Mortgage loans held for sale	—	1.6	—	1.3	—	1.0	—	0.8	—	1.0
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$100,511	100.0%	$112,581	100.0%	$120,480	100.0%	$103,030	100.0%	$87,316	100.0%

The allowance for loan losses allocated to real estate loans decreased 13.3% to $76 million as of December 31 2012, from $87 million as of December 31, 2011, primarily due to the charge-off of $40 million of non-performing real estate loans. The allowance for loan losses allocated to commercial loans decreased 39.6% to $15 million as of December 31, 2011, from $25 million as of December 31, 2010, primarily due to the charge-off of non-performing loans.

Investment Securities

We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. government agency residential mortgage-backed securities and collateralized mortgage obligations, U.S. government agency securities and tax exempt securities. Federal funds sold and interest bearing deposits in bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

Investment securities increased $34 million, or 1.6%, to $2,203 million as of December 31, 2012, from $2,170 million as of December 31, 2011, and increased $236 million, or 12.2%, to $2,170 million as of December 31, 2011, from $1,933 million as of December 31, 2010. During 2012 and 2011, excess liquidity was primarily invested into available-for-sale U.S. government agency residential mortgage-backed securities. The estimated duration of the Company’s investment securities portfolio was 2.5 years as of December 31, 2012. The weighted average yield on investment securities decreased 31 basis points to 2.10% in 2012, from 2.41% in 2011, and 57 basis points to 2.41% in 2011, from 2.98% in 2010.

As of December 31, 2012, investment securities with amortized costs and fair values of $1,319 million and $1,344 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,280 million and $1,311 million, respectively, as of December 31, 2011.

For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2012. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Government agency securities
Maturing within one year	$147,190	6.69%	0.84%
Maturing in one to five years	508,133	23.06	0.94
Maturing in five to ten years	96,178	4.36	1.45
Mark-to-market adjustments on securities available-for-sale	3,355	0.15	NA
Total	754,856	34.26	0.92
Mortgage-backed securities
Maturing within one year	291,580	13.23	3.54
Maturing in one to five years	534,563	24.26	1.53
Maturing in five to ten years	255,132	11.58	2.40
Maturing after ten years	133,641	6.06	2.57
Mark-to-market adjustments on securities available-for-sale	25,486	1.16	NA
Total	1,240,402	56.29	2.32
Tax exempt securities
Maturing within one year	4,657	0.21	5.57
Maturing in one to five years	32,462	1.47	4.00
Maturing in five to ten years	86,416	3.92	5.10
Maturing after ten years	69,340	3.15	5.00
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	192,875	8.75	4.89
Corporate securities
Maturing in one to five years	14,975	0.68	1.20
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	14,975	0.68	1.20
Other securities (1)
No stated maturity	373	0.02	NA
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	373	0.02	NA
Total	$2,203,481	100.00%	1.93%

(1)	Equity investments in community development entities. Investment income is in the form of credits that reduce income tax expense.

Maturities of U.S. government agency securities noted above reflect $371 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $308 million of these securities will be called in 2013.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2012, the carrying value of our investments in non-agency mortgage-backed securities totaled $551 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2012, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2012, approximately 72% of our tax-exempt securities were general obligation securities, of which 48% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

As of December 31, 2011, we had U.S. government agency securities with carrying values of $1,138 million and a weighted average yield of 0.92%; mortgage-backed securities with carrying values of $879 million and a weighted average yield of 2.99%; tax exempt securities with carrying values of $153 million and a weighted average yield of 5.65%; and other securities with carrying values of $162 thousand with no weighted average yield.

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

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2012, we had investment securities with fair values of $694 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $9 thousand as of December 31, 2012, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2012, 2011 or 2010.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $329 million, or 69.6%, to $801 million as of December 31, 2012, from $472 million as of December 31, 2011, and decreased $213 million, or 31.1%, to $472 million as of December 31, 2011, from $686 million as of December 31, 2010. Fluctuations in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.

Deferred Tax Asset/Liability

Our net deferred tax asset decreased $7 million, or 73.0%, to $3 million as of December, 31, 2012, from $10 million as of December 31, 2011. This decrease was primarily due to tax amortization of goodwill and core deposits intangibles and loan charge-offs, which are deductible currently for income tax purposes.

Net deferred tax asset decreased $9 million, or 47.9%, to $10 million as of December 31, 2011, from $18 million as of December 31, 2010, primarily due to increases in net unrealized gains on available-for-sale investment securities and tax amortization of goodwill and core deposits intangibles.

Other Assets

Other assets decreased $5 million, or 7.7%, to $63 million as of December 31, 2012, from $68 million as of December 31, 2011, primarily due to reductions in prepaid FDIC insurance assessments. Other assets decreased $14 million, or 16.8%, to $68 million as of December 31, 2011, from $82 million as of December 31, 2010. Approximately 50% of the decrease was due to reductions in prepaid FDIC insurance assessments. In addition, during second quarter 2011 we sold a condominium unit located inside one of our branch bank buildings, which had a carrying value of $3 million.

Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2012	Percent	2011	Percent	2010	Percent	2009	Percent	2008	Percent
Non-interest bearing demand	$1,495,309	24.0%	$1,271,709	21.8%	$1,063,869	18.0%	$1,026,584	17.6%	$985,155	19.0%
Interest bearing:
Demand	1,811,905	29.0	1,306,509	22.4	1,218,078	20.5	1,197,254	20.6	1,059,818	20.5
Savings	1,547,713	24.8	1,691,413	29.0	1,718,521	29.0	1,362,410	23.4	1,198,783	23.2
Time, $100 or more	594,712	9.5	681,047	11.7	908,044	15.3	996,839	17.1	821,437	15.9
Time, other	790,772	12.7	876,293	15.1	1,017,201	17.2	1,240,969	21.3	1,109,066	21.4
Total interest bearing	4,745,102	76.0	4,555,262	78.2	4,861,844	82.0	4,797,472	82.4	4,189,104	81.0
Total deposits	$6,240,411	100.0%	$5,826,971	100.0%	$5,925,713	100.0%	$5,824,056	100.0%	$5,174,259	100.0%

Total deposits increased $413 million, or 7.1%, to $6,240 million as of December 31, 2012, from $5,827 million as of December 31, 2011, with a shift in the mix of deposits away from higher-costing time deposits into lower-costing savings, interest bearing demand and non-interest bearing demand deposits. Total deposits decreased $99 million, or 1.7%, to $5,827 million as of December 31, 2011, from $5,926 million as of December 31, 2010. During 2011, the mix of deposits continued to shift from higher-costing time deposits to lower-costing interest bearing and non-interest bearing demand deposits.

Non-Interest Bearing Demand. Non-interest bearing demand deposits increased $224 million, or 17.6%, to $1,495 million as of December 31, 2012, from $1,272 million as of December 31, 2011, and increased $208 million, or 19.5%, to $1,272 million as of December 31, 2011 from $1,064 million as of December 31, 2010. Management attributes these increases to customer liquidity combined with the current low interest rates offered on alternative interest earning deposit products.

Interest Bearing Demand. Interest bearing demand deposits increased $505 million, or 38.7%, to $1,812 million as of December 31, 2012, from $1,307 million as of December 31, 2011. As a result of a regulatory change allowing businesses to receive interest on checking accounts, during first quarter 2012 we discontinued our savings sweep product, which resulted in a shift of approximately $300 million from savings deposits into interest bearing demand deposits during first quarter 2012. Non-interest bearing demand deposits increased $88 million, or 7.3%, to $1,307 million as of December 31, 2011, from $1,218 million as of December 31, 2010.

Savings Deposits. Savings deposits decreased $144 million, or 8.5%, to $1,548 million as of December 31, 2012, from $1,691 million as of December 31, 2011, primarily due to the discontinuation of our savings sweep product during first quarter 2012, as described above. Savings deposits decreased $27 million, or 1.6%, to $1,691 million as of December 31, 2011, from $1,719 million as of December 31, 2010.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $86 million, or 12.7%, to $595 million as of December 31, 2012, from $681 million as of December 31, 2011, and decreased $227 million, or 25.0%, to $681 million as of December 31, 2011, from $908 million as of December 31, 2010. These decreases occurred primarily in time deposits with maturities of less than 12 months. As of December 31, 2012 and 2011, we had no certificates of deposit issued in brokered transactions.

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2012.
Maturities of Time Deposits of $100,000 or More (Dollars in thousands)

Maturing in 3 months or less	$143,666
Maturing in 3-6 months	103,135
Maturing in 6-12 months	190,796
Maturing in over 12 months	157,115
Total time deposits of $100,000 or more	$594,712

Other time deposits. Other time deposits decreased $86 million, or 9.8%, to $791 million as of December 31, 2012, from $876 million as of December 31, 2011, and decreased $141 million, or 13.9%, to $876 million as of December 31, 2011, from $1,017 million as of December 31, 2010. We had Certificate of Deposit Account Registry Service, or CDARS, deposits of $72 million as of December 31, 2012, and $98 million as of December 31, 2011.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $10 million, or 2.0%, to $506 million as of December 31, 2012, from $516 million as of December 31, 2011, and decreased $104 million, or 16.8%, to $516 million as of December 31, 2011, from $620 million as of December 31, 2010. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2012	2011	2010
Securities sold under repurchase agreements:
Balance at period end	$505,785	$516,243	$620,154
Average balance	501,192	500,882	480,276
Maximum amount outstanding at any month-end	541,032	560,515	620,154
Average interest rate:
During the year	0.12%	0.14%	0.18%
At period end	0.09	0.12	0.14

Other Borrowed Funds

Other borrowed funds increased $25 thousand, or 357.1%, to $32 thousand as of December 31 2012, from $7 thousand as of December 31, 2011, primarily due to fluctuation in the timing of tax deposit by customers and their subsequent withdrawal by the federal government. Other borrowed funds decreased $5 million or 99.9% to $7 thousand as of December 31, 2011, from $5 million as of December 31, 2010, primarily due to scheduled repayments and maturities of short-term borrowings from the FHLB. For additional information on other borrowed funds, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.

Preferred Stock Pending Redemption

On December 18, 2012, we provided notice to preferred stockholders of our intent to redeem our perpetual preferred stock on January 18, 2013. Upon notice to holders of the redemption, the preferred stock was reclassified from stockholder's equity to a liability in accordance with generally accepted accounting principles. The preferred stock was redeemed on January 18, 2013 at an aggregate redemption price of $50 million, which represented par value of the preferred stock plus unpaid and accrued dividends to the redemption date.

Subordinated Debentures Held by Subsidiary Trusts

Subordinated debentures held by subsidiary trusts decreased $41 million, or 33.3%, to $82 million as of December 31, 2012, from $124 million as of December 31, 2011. During second quarter 2012, we redeemed $41 million of junior subordinated deferrable interest debentures, or subordinated debentures, maturing March 26, 2033, and bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. Redemption of the subordinated debentures caused a mandatory redemption of $40 million of floating rate mandatorily redeemable capital trust preferred securities, or trust preferred securities, and all common securities issued by First Interstate Statutory Trust I, a wholly-owned unconsolidated business trust sponsored by us. A loss of $428 thousand on the early extinguishment of the junior subordinated debentures,comprised solely of unamortized debt issuance costs, was included in other expense in the accompanying consolidated statement of income. Subordinated debentures held by subsidiary trusts were $124 million as of December 31, 2011 and 2010. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $6 million, or 14.1%, to $48 million as of December 31, 2012, from $42 million as of December 31 2011, and increased $3 million, or 8.6% to $42 million as of December 31, 2011, from $39 million as of December 31, 2010. These increases are primarily due to the timing and amounts of corporate tax payments.

Contractual Obligations

Contractual obligations as of December 31, 2012 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$4,854,927	$—	$—	$—	$4,854,927
Time deposits	999,439	255,273	130,769	3	1,385,484
Securities sold under repurchase agreements	505,785	—	—	—	505,785
Other borrowed funds (1)	32	—	—	—	32
Long-term debt obligations (2)	200	225	—	35,000	35,425
Preferred stock pending redemption	50,000	—	—	—	50,000
Capital lease obligations	44	109	136	1,446	1,735
Operating lease obligations	3,221	5,525	1,800	4,170	14,716
Purchase obligations (3)	197	—	—	—	197
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82,477	82,477
Total contractual obligations	$6,413,845	$261,132	$132,705	$123,096	$6,930,778

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

(3)	Purchase obligations relate to obligations under construction contracts to build or renovate banking offices.

(4)
The subordinated debentures are unsecured, with various interest rates and maturities from December 15, 2037 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements — Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common or preferred stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $20 million, or 2.6%, to $751 million as of December 31, 2012, from $771 million as of December 31, 2011. On December 18, 2012, we provided notice to preferred stockholders of our intent to redeem $50 million of perpetual preferred stock. Upon notice to holders of the planned redemption, we reclassified the preferred stock from stockholder's equity to a liability. Exclusive of this reclassification, stockholders’ equity would have increased $30 million, or 3.9%, to $801 million as of December 31, 2012 from $771 million as of December 31, 2011, due primarily to the retention of earnings. We paid aggregate cash dividends of $26.2 million to common shareholders and $3.4 million to preferred shareholders during 2012.

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

On March 29, 2010, we concluded an IPO of 10,000,000 shares of Class A common stock, and an additional 1,500,000 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase Class A common shares in the offering. We received net proceeds of $153 million from the sale of the shares, after deducting underwriting discounts, commissions and other offering expenses of $14 million

Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2012 and 2011, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.

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

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “—Financial Condition—Capital Resources and Liquidity Management” above and “Business—Regulation and Supervision—Restrictions on Transfers of Funds to Us and the Bank” and “Risk Factors—Our Bank’s ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

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

Asset Liability Management

The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. Development of asset liability management strategies to is the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2012. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,498,496	$836,174	$1,646,031	$135,412	$4,116,113
Investment securities (2)	225,531	607,151	888,563	482,236	2,203,481
Interest bearing deposits in banks	622,624	—	—	—	622,624
Federal funds sold	730	—	—	—	730
Total interest earning assets	$2,347,381	$1,443,325	$2,534,594	$617,648	$6,942,948
Interest bearing liabilities:
Interest bearing demand accounts (3)	$135,893	$407,679	$1,268,333	$—	$1,811,905
Savings deposits (3)	1,212,634	81,506	253,573	—	1,547,713
Time deposits, $100 or more	143,666	293,931	157,115	—	594,712
Other time deposits	222,444	339,400	228,926	2	790,772
Securities sold under repurchase agreements	505,785	—	—	—	505,785
Other borrowed funds	32	—	—	—	32
Preferred stock pending redemption	50,000	—	—	—	50,000
Long-term debt	15,011	233	470	21,446	37,160
Subordinated debentures held by subsidiary trusts	72,167	10,310	—	—	82,477
Total interest bearing liabilities	$2,357,632	$1,133,059	$1,908,417	$21,448	$5,420,556
Rate gap	$(10,251)	$310,266	$626,177	$596,200	$1,522,392
Cumulative rate gap	(10,251)	300,015	926,192	1,522,392
Cumulative rate gap as a percentage of total interest earning assets	-0.15%	4.32%	13.34%	21.93%	21.93%

(1)
Does not include non-accrual loans of $108 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Includes savings deposits paying interest at market rates in the three month or less category. All other deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on that historical analysis. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $2.0 million, a negative cumulative one year gap of $1.2 million and a positive cumulative one to five year gap of $926 million.

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should short-term interest rates shift up or down 2%. As of December 31, 2012, our income simulation model predicted net interest income would increase $2.6 million, or 1.1%, assuming a 0.5% increase in short-term and long-term interest rates during each of the next four consecutive quarters. This scenario predicts that our interest earning assets reprice slightly faster than our funding costs. We have not engaged in derivatives or hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2012. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2012, a further decline in interest rates would result in an acceleration of the compression of our net interest margin.

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

Report of McGladrey LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Income — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2012, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

McGladrey LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Interstate BancSystem, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 28, 2013

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2013 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),First Interstate BancSystem, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 28, 2013

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2012	2011
Assets
Cash and due from banks	$177,978	$142,502
Federal funds sold	730	309
Interest bearing deposits in banks	622,624	329,636
Total cash and cash equivalents	801,332	472,447
Investment securities:
Available-for-sale	1,995,258	2,016,864
Held-to-maturity (estimated fair values of $218,933 and $161,877 at December 31, 2012 and 2011, respectively)	208,223	152,781
Total investment securities	2,203,481	2,169,645
Loans held for investment	4,157,470	4,133,028
Mortgage loans held for sale	66,442	53,521
Total loans	4,223,912	4,186,549
Less allowance for loan losses	100,511	112,581
Net loans	4,123,401	4,073,968
Premises and equipment, net of accumulated depreciation	187,565	184,771
Goodwill	183,673	183,673
Company-owned life insurance	76,729	74,880
Other real estate owned (“OREO”)	32,571	37,452
Accrued interest receivable	28,869	31,974
Mortgage servicing rights, net of accumulated amortization and impairment reserve	12,653	11,555
Deferred tax asset, net	2,597	9,628
Core deposit intangibles, net of accumulated amortization	5,937	7,357
Other assets	62,953	68,177
Total assets	$7,721,761	$7,325,527
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,495,309	$1,271,709
Interest bearing	4,745,102	4,555,262
Total deposits	6,240,411	5,826,971
Securities sold under repurchase agreements	505,785	516,243
Accounts payable and accrued expenses	48,208	42,248
Accrued interest payable	6,502	8,123
Long-term debt	37,160	37,200
Other borrowed funds	32	7
Preferred stock pending redemption	50,000	—
Subordinated debentures held by subsidiary trusts	82,477	123,715
Total liabilities	6,970,575	6,554,507
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; issued and outstanding 5,000 shares as of December 31, 2012 and 2011	—	50,000
Common stock	271,335	266,842
Retained earnings	463,860	435,144
Accumulated other comprehensive income, net	15,991	19,034
Total stockholders’ equity	751,186	771,020
Total liabilities and stockholders’ equity	$7,721,761	$7,325,527

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2012	2011	2010
Interest income:
Interest and fees on loans	$230,882	$245,767	$266,472
Interest and dividends on investment securities:
Taxable	36,847	41,304	42,338
Exempt from federal taxes	4,923	4,749	4,621
Interest on deposits in banks	1,235	1,050	1,093
Interest on federal funds sold	13	13	22
Total interest income	273,900	292,883	314,546
Interest expense:
Interest on deposits	22,306	33,533	53,949
Interest on securities sold under repurchase agreements	579	695	879
Interest on other borrowed funds	—	—	3
Interest on long-term debt	1,981	1,975	2,433
Interest in preferred stock pending redemption	131	—	—
Interest on subordinated debentures held by subsidiary trusts	5,117	5,828	5,843
Total interest expense	30,114	42,031	63,107
Net interest income	243,786	250,852	251,439
Provision for loan losses	40,750	58,151	66,900
Net interest income after provision for loan losses	203,036	192,701	184,539
Non-interest income:
Income from the origination and sale of loans	41,790	21,153	22,868
Other service charges, commissions and fees	34,226	31,689	29,494
Service charges on deposit accounts	17,412	17,647	18,181
Wealth management revenues	14,314	13,575	12,387
Investment securities gains, net	348	1,544	170
Other income	6,771	6,264	7,811
Total non-interest income	114,861	91,872	90,911
Non-interest expense:
Salaries and wages	89,833	83,560	83,373
Employee benefits	29,345	27,792	29,294
Occupancy, net	15,786	16,223	16,251
Furniture and equipment	12,859	12,562	13,434
OREO expense, net of income	9,400	8,652	7,670
Outsourced technology services	8,826	8,933	9,477
FDIC insurance premiums	6,470	7,333	10,044
Professional fees	4,044	3,676	3,245
Mortgage servicing rights amortization	3,501	3,225	4,615
Mortgage servicing rights impairment (recovery)	(771)	1,275	(787)
Core deposit intangibles amortization	1,420	1,446	1,748
Other expenses	48,922	43,735	42,640
Total non-interest expense	229,635	218,412	221,004
Income before income tax expense	88,262	66,161	54,446
Income tax expense	30,038	21,615	17,090
Net income	58,224	44,546	37,356
Preferred stock dividends	3,300	3,422	3,422
Net income available to common shareholders	$54,924	$41,124	$33,934

Basic earnings per common share	$1.28	$0.96	$0.85
Diluted earnings per common share	1.27	0.96	0.85
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2012	2011	2010
Net income	$58,224	$44,546	$37,356
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	(4,648)	17,168	(8,438)
Reclassification adjustment for net gains included in income	(348)	(1,544)	(170)
Unamortized premium on available-for-sale securities transferred into held-to-maturity	56	389	722
Defined benefit post-retirement benefit plans:
Change in the net actuarial loss	(77)	135	(940)
Other comprehensive income (loss), before tax	(5,017)	16,148	(8,826)
Deferred tax benefit (expense) related to other comprehensive income	1,974	(6,489)	3,126
Other comprehensive income (loss), net of tax	(3,043)	9,659	(5,700)
Comprehensive income	$55,181	$54,205	$31,656

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$50,000	$112,135	$397,224	$15,075	$574,434
Comprehensive income:
Net income	—	—	37,356	—	37,356
Other comprehensive loss, net of tax	—	—	—	(5,700)	(5,700)
Common stock transactions:
246,596 common shares purchased and retired	—	(3,699)	—	—	(3,699)
11,506,503 common shares issued	—	153,257	—	—	153,257
117,140 non-vested common shares issued	—	—	—	—	—
18,821 non-vested common shares forfeited or canceled	—	—	—	—	—
Non-vested liability awards vesting during period	—	59	—	—	59
92,880 stock options exercised, net of 111,792 shares tendered in payment of option price and income tax withholding amounts	—	649	—	—	649
Tax benefit of stock-based compensation	—	239	—	—	239
Stock-based compensation expense	—	1,534	—	—	1,534
Cash dividends declared:
Common ($0.45 per share)	—	—	(17,905)	—	(17,905)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2010	50,000	264,174	413,253	9,375	736,802
Comprehensive income:
Net income	—	—	44,546	—	44,546
Other comprehensive income, net of tax	—	—	—	9,659	9,659
Common stock transactions:
17,926 common shares purchased and retired	—	(248)	—	—	(248)
15,440 common shares issued	—	205	—	—	205
130,904 non-vested common shares issued	—	—	—	—	—
27,963 non-vested common shares forfeited or canceled	—	—	—	—	—
83,025 stock options exercised, net of 174,583 shares tendered in payment of option price and income tax withholding amounts	—	216	—	—	216
Tax benefit of stock-based compensation	—	385	—	—	385
Non-vested liability awards vesting during period	—	204	—	—	204
Stock-based compensation expense	—	1,906	—	—	1,906
Cash dividends declared:
Common ($0.45 per share)	—	—	(19,233)	—	(19,233)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	58,224	—	58,224
Other comprehensive loss, net of tax	—	—	—	(3,043)	(3,043)
Common stock transactions:
18,351 common shares purchased and retired	—	(263)	—	—	(263)
23,991 common shares issued	—	299	—	—	299
122,912 non-vested common shares issued	—	—	—	—	—
15,232 non-vested common shares forfeited or canceled	—	—	—	—	—
192,829 stock options exercised, net of 183,805 shares tendered in payment of option price and income tax withholding amounts	—	1,612	—	—	1,612
Tax benefit of stock-based compensation	—	360	—	—	360
Stock-based compensation expense	—	2,485	—	—	2,485
Preferred stock transactions:
5,000 preferred shares called for redemption	(50,000)	—		—	(50,000)
Cash dividends declared:
Common ($0.61 per share)	—	—	(26,208)	—	(26,208)
Preferred (6.75% per share)	—	—	(3,300)	—	(3,300)
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$58,224	$44,546	$37,356
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	40,750	58,151	66,900
Net loss (gain) on disposal of property and equipment	(424)	28	672
Depreciation and amortization	17,112	17,368	20,136
Net premium amortization on investment securities	11,700	10,353	6,762
Net gain on investment securities transactions	(348)	(1,544)	(170)
Net gain on sales of mortgage loans held for sale	(29,606)	(14,443)	(15,321)
Net gain on sales of student loan portfolio	—	—	(374)
Net (gain) loss on sale of mortgage servicing rights	(19)	—	1,525
Net gain on sale of OREO	(1,041)	(552)	(708)
Write-down of OREO	6,724	7,464	6,724
Loss on early extinguishment of debt	428	—	306
Mortgage servicing rights impairment (recovery)	(771)	1,275	(787)
Deferred income tax expense (benefit)	8,762	2,405	(17,257)
Net increase in cash surrender value of company-owned life insurance policies	(1,849)	(1,824)	(1,682)
Stock-based compensation expense	2,485	2,111	1,764
Tax benefits from stock-based compensation	360	204	239
Excess tax benefits from stock-based compensation	(273)	(124)	(225)
Originations of loans held for sale, net	12,122	4,466	1,121
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	3,105	1,654	3,495
Decrease in other assets	4,089	13,039	8,158
Decrease in accrued interest payable	(1,621)	(5,055)	(4,407)
Increase (decrease) in accounts payable and accrued expenses	5,913	3,579	(4,969)
Net cash provided by operating activities	135,822	143,101	109,258
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(68,305)	(18,846)	(33,118)
Available-for-sale	(1,246,068)	(1,166,364)	(1,317,938)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	12,192	12,682	15,134
Available-for-sale	1,252,266	943,490	833,910
Proceeds from sales of mortgage servicing rights	907	596	2,480
Extensions of credit to customers, net of repayments	(128,919)	90,548	71,762
Proceeds from sale of student loan portfolio	—	—	25,032
Recoveries of loans charged-off	8,116	5,231	2,889
Proceeds from sales of OREO	42,814	15,896	20,336
Capital contribution to equity method investment	(900)	—	—
Capital distribution from unconsolidated subsidiary	1,238	—	—
Capital expenditures, net of proceeds from sales	(14,420)	(9,172)	(7,998)
Net cash used in investing activities	$(141,079)	$(125,939)	$(387,511)

INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2012	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$413,440	$(98,742)	$101,657
Net increase (decrease) in repurchase agreements	(10,458)	(103,911)	146,013
Net increase (decrease) in short-term borrowings	25	(4,984)	(432)
Repayments of long-term debt	(40)	(302)	(35,851)
Repayment of junior subordinated debentures held by subsidiary trusts	(41,238)	—	—
Proceeds from issuance of common stock	1,911	385	167,400
Common stock issuance costs	—	—	(13,597)
Excess tax benefits from stock-based compensation	273	124	225
Purchase and retirement of common stock	(263)	(248)	(3,699)
Dividends paid to common stockholders	(26,208)	(19,233)	(17,905)
Dividends paid to preferred stockholders	(3,300)	(3,422)	(3,422)
Net cash provided by (used in) financing activities	334,142	(230,333)	340,389
Net increase (decrease) in cash and cash equivalents	328,885	(213,171)	62,136
Cash and cash equivalents at beginning of year	472,447	685,618	623,482
Cash and cash equivalents at end of year	$801,332	$472,447	$685,618

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$17,540	$16,640	$37,325
Cash paid during the year for interest expense	31,735	47,086	67,514

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2012, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2011 and 2010 to conform to the 2012 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

On March 5, 2010, the Company’s shareholders approved proposals to recapitalize the Company’s existing common stock. The recapitalization included, among other things, a redesignation of existing common stock as Class B common stock; a four-for-one stock split of the Class B common stock; and, the creation of a new class of common stock designated as Class A common stock. All share and per share information included in the accompanying consolidated financial statements, including the notes thereto, has been adjusted to give effect to the recapitalization of the common stock, including the four-for-one stock split of Class B common stock, as if the recapitalization had occurred on January 1, 2010, the earliest date presented. For additional information regarding the recapitalization, see Note 12—Capital Stock and Dividend Restrictions.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2012 and 2011, the Company had cash of $622,152 and $329,390, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $1,057 and $5,000 as of December 31, 2012 and 2011 to reduce service charges for check clearing services.

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

The Company invests in securities on behalf of certain officers and directors of the Company who have elected to participate in the Company’s deferred compensation plans. These securities are included in other assets and are carried at their fair value based on quoted market prices. Net realized and unrealized holding gains and losses are included in other non-interest income and employee benefits expense.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A loan is considered a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions to minimize potential losses. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and are typically returned to accrual status only after considering the borrower's sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will no longer be disclosed as a troubled debt restructuring.

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $66,442 and $53,521 as of December 31, 2012 and 2011, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.

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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company's market value, discounted cash flows and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $20,983 as of December 31, 2012 and $19,563 as of December 31, 2011. Amortization expense related to core deposit intangibles recorded as of December 31, 2012 is expected to total $1,417, $1,417, $1,417, $1,380 and $306 in 2013, 2014, 2015, 2016 and 2017, respectively.

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

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $70 were recognized in other non-interest expense in 2012. No impairment losses were recognized during 2011 or 2010.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $6,724, $7,464 and $6,724 were recorded in 2012, 2011 and 2010 respectively.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2012, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $13,357 and $6,687, respectively, were included in other assets at cost. As of December 31, 2011, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,357 and $6,807, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2012, 2011 or 2010.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009. The Company had no accrued interest or penalties as of December 31, 2012 or 2011.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,555, $3,048, and $3,200 in 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $2,485, $1,906 and $1,660 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 were $950, $728 and $635, respectively. All compensation cost for stock-based awards is expensed at the Parent Company.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(2)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$751,501	$3,518	$(163)	$754,856
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,214,377	27,000	(1,526)	1,239,851
Private mortgage-backed securities	539	13	(1)	551
Total	$1,966,417	$30,531	$(1,690)	$1,995,258

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$192,875	$10,835	$(176)	$203,534
Corporate securities	14,975	64	(13)	15,026
Other securities	373	—	—	373
Total	$208,223	$10,899	$(189)	$218,933

Gross gains of $351 and gross losses of $3 were realized on the disposition of available-for-sale securities in 2012.

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$1,134,427	$4,353	$(662)	$1,138,118
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	848,444	29,567	(14)	877,997
Private mortgage-backed securities	758	7	(16)	749
Total	$1,983,629	$33,927	$(692)	$2,016,864

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$152,619	$9,113	$(17)	$161,715
Other securities	162	—	—	162
Total	$152,781	$9,113	$(17)	$161,877

Gross gains of $1,544 were realized on the disposition of available-for-sale securities in 2011. No gross losses were realized on the disposition of available-for-sale securities in 2011. Gross gains of $173 and gross losses of $3 were realized on the disposition of available-for-sale securities in 2010.

As of December 31, 2012, the Company had general obligation securities with amortized costs of $139,434 included in state, county and municipal securities, of which $67,171 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011.

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$93,982	$(163)	$—	$—	$93,982	$(163)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	250,198	(1,526)	—	—	250,198	(1,526)
Private mortgage-backed securities	—	—	137	(1)	137	(1)
Total	$344,180	$(1,689)	$137	$(1)	$344,317	$(1,690)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$19,389	$(168)	$557	$(8)	$19,946	$(176)
Corporate securities	9,312	(13)	—	—	9,312	(13)
Total	$28,701	(181)	557	(8)	29,258	(189)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$287,404	$(662)	$—	$—	$287,404	$(662)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45,694	(14)	—	—	45,694	(14)
Private mortgage-backed securities	246	(10)	177	(6)	423	(16)
Total	$333,344	$(686)	$177	$(6)	$333,521	$(692)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$—	$—	$773	$(17)	$773	$(17)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2012, the Company had 69 individual investment securities that were in an unrealized loss position. As of December 31, 2011, the Company had 24 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2012 and 2011 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2012, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2012, 2011 or 2010.

Maturities of investment securities at December 31, 2012 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2012	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$438,770	$445,319	$4,657	$4,657
After one year but within five years	1,042,696	1,056,854	47,437	48,293
After five years but within ten years	351,310	356,641	86,416	90,954
After ten years	133,641	136,444	69,340	74,656
Total	1,966,417	1,995,258	207,850	218,560
Investments with no stated maturity	—	—	373	373
Total	$1,966,417	$1,995,258	$208,223	$218,933

At December 31, 2012, the Company had investment securities callable within one year with amortized costs and estimated fair values of $370,546 and $371,280, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

At December 31, 2012, the Company had callable structured notes with amortized costs and estimated fair values of $148,428 and $148,778, respectively. These callable structured notes, which are classified as available-for-sale and included in the after one year but within five years category in the table above, have fixed interest rates that increase at various intervals as market rates increase.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2012 and 2011, the Company had variable rate mortgage-backed securities with amortized costs of $29,105 and $21,333, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2012, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities. As of December 31, 2012 and 2011, all mortgage-backed securities were residential in nature.

Investment securities with amortized cost of $1,318,807 and $1,280,317 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2012 and 2011 was $1,344,220 and $1,310,895, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2012	2011
Real estate loans:
Commercial	$1,497,272	$1,553,155
Construction:
Land acquisition & development	220,196	278,613
Residential	49,274	61,106
Commercial	65,059	61,054
Total construction loans	334,529	400,773
Residential	708,339	571,943
Agricultural	177,244	175,302
Total real estate loans	2,717,384	2,701,173
Consumer:
Indirect consumer	438,245	407,651
Other consumer	137,743	147,487
Credit card	60,806	60,933
Total consumer loans	636,794	616,071
Commercial	688,753	693,261
Agricultural	113,627	119,710
Other, including overdrafts	912	2,813
Loans held for investment	4,157,470	4,133,028
Mortgage loans held for sale	66,442	53,521
Total loans	$4,223,912	$4,186,549

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $273,739 and $312,295 as of December 31, 2012 and 2011, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2012	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5,449	$3,163	$2	$8,614	$1,438,142	$50,516	$1,497,272
Construction:
Land acquisition & development	3,371	2,121	318	5,810	195,077	19,309	220,196
Residential	283	—	—	283	46,816	2,175	49,274
Commercial	—	—	—	—	56,933	8,126	65,059
Total construction loans	3,654	2,121	318	6,093	298,826	29,610	334,529
Residential	3,896	969	1,085	5,950	691,963	10,426	708,339
Agricultural	1,187	—	218	1,405	171,009	4,830	177,244
Total real estate loans	14,186	6,253	1,623	22,062	2,599,940	95,382	2,717,384
Consumer:
Indirect consumer	3,218	512	32	3,762	434,200	283	438,245
Other consumer	1,044	104	31	1,179	135,574	990	137,743
Credit card	409	278	392	1,079	59,704	23	60,806
Total consumer loans	4,671	894	455	6,020	629,478	1,296	636,794
Commercial	5,463	1,064	216	6,743	671,414	10,596	688,753
Agricultural	1,710	361	—	2,071	111,031	525	113,627
Other, including overdrafts	—	—	—	—	912	—	912
Loans held for investment	26,030	8,572	2,294	36,896	4,012,775	107,799	4,157,470
Mortgage loans originated for sale	—	—	—	—	66,442	—	66,442
Total loans	$26,030	$8,572	$2,294	$36,896	$4,079,217	$107,799	$4,223,912

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

If interest on non-accrual loans had been accrued, such income would have approximated $8,537, $12,508 and $8,942 during the years ended December 31, 2012, 2011 and 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

	December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	December 31, 2010
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$79,193	$31,925	$41,703	$73,628	$10,315
Construction:
Land acquisition & development	48,371	24,120	20,440	44,560	8,064
Residential	18,632	2,993	13,721	16,714	3,431
Commercial	17,458	2,976	13,578	16,554	3,877
Total construction loans	84,461	30,089	47,739	77,828	15,372
Residential	8,951	1,741	7,110	8,851	1,266
Agricultural	3,045	1,065	1,432	2,497	128
Total real estate loans	175,650	64,820	97,984	162,804	27,081
Commercial	36,251	11,354	24,168	35,522	14,892
Agricultural	976	498	478	976	253
Total	$212,877	$76,672	$122,630	$199,302	$42,226

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment
Real estate:
Commercial	$78,670	$1,339	$85,702	$633	$49,713
Construction:
Land acquisition & development	44,457	110	57,675	96	34,871
Residential	8,431	4	19,769	384	15,097
Commercial	16,401	—	20,676	—	21,086
Total construction loans	69,289	114	98,120	480	71,054
Residential	13,703	26	15,768	258	10,889
Agricultural	6,936	41	6,188	167	1,737
Total real estate loans	168,598	1,520	205,778	1,538	133,393
Commercial	15,741	84	31,490	121	22,017
Agricultural	942	27	907	—	974
Total	$185,281	$1,631	$238,175	$1,659	$156,384

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2012, 2011 and 2010 would have been approximately $8,463, $12,358 and $8,824, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $76,597 as of December 31, 2012, of which $44,665 were included in non-accrual loans and $31,932 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $94,827 as of December 31, 2011, of which $57,451 were included in non-accrual loans and $37,376 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2012		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	16	$—	$959	$4,504	$8,611	$14,074
Construction:
Commercial	1	—	—	—	3,155	3,155
Land acquisition & development	5	—	1,000	1,757	623	3,380
Residential	2	—	280	233	—	513
Total construction loans	8	—	1,280	1,990	3,778	7,048
Residential	2	568	25	—	—	593
Agriculture	1	—	154	—	—	154
Total real estate loans	27	568	2,418	6,494	12,389	21,869
Consumer:
Other consumer	1	—	69	—	—	69
Total consumer loans	1	—	69	—	—	69
Commercial	10	387	217	—	218	822
Agriculture	—		—		—	—
Total	38	$955	$2,704	$6,494	$12,607	$22,760

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2011		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	60	$23,982	$4,444	$3,131	$7,364	$38,921
Construction:
Land acquisition & development	9	995	4,124	680	408	6,207
Residential	5	7,749	878	234	—	8,861
Total construction loans	14	8,744	5,002	914	408	15,068
Residential	6	9,771	364	223	590	10,948
Agriculture	7	3,594	517	189	240	4,540
Total real estate loans	87	46,091	10,327	4,457	8,602	69,477
Consumer:
Indirect	2	—	—	—	29	29
Other consumer	3	17	11	—	50	78
Total consumer loans	5	17	11	—	79	107
Commercial	40	11,727	428	662	2,555	15,372
Agriculture	5	—	24	—	163	187
Total	137	$57,835	$10,790	$5,119	$11,399	$85,143

Other concessions include payment reductions or deferrals for a specified period of time or the extention of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings during 2012 or 2011.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The following table presents information on the Company's troubled debt restructurings within the previous 12 months for which there was a payment default during the period.

	2012		2011
As of December 31,	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	—	$—	9	$2,747
Construction:
Land acquisition & development	1	468	1	1,135
Residential	—	—	1	170
Total construction loans	1	468	2	1,305
Residential	2	635	—	—
Agriculture	—	—	1	33
Total real estate loans	3	1,103	12	4,085
Commercial	—	—	6	213
Agricultural	—	—	2	24
Total	3	$1,103	20	$4,322

As of December 31, 2012, all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status. As of December 31, 2011, eighteen of the twenty loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2012, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of December 31, 2012
Real estate:
Commercial	$101,936	$135,282	$15,173	$252,391
Construction:
Land acquisition & development	28,137	25,884	4,739	58,760
Residential	2,531	2,427	1,143	6,101
Commercial	3,000	795	7,383	11,178
Total construction loans	33,668	29,106	13,265	76,039
Residential	9,542	11,680	4,511	25,733
Agricultural	18,490	6,737	3,228	28,455
Total real estate loans	163,636	182,805	36,177	382,618
Consumer:
Indirect consumer	793	1,764	114	2,671
Other consumer	684	1,395	628	2,707
Credit card	—	415	2,085	2,500
Total consumer loans	1,477	3,574	2,827	7,878
Commercial	42,223	27,184	3,428	72,835
Agricultural	2,596	1,625	28	4,249
Total	$209,932	$215,188	$42,460	$467,580

	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
As of December 31, 2011
Real estate:
Commercial	$129,046	$153,320	$25,087	$307,453
Construction:
Land acquisition & development	37,294	31,873	38,761	107,928
Residential	9,448	5,528	2,044	17,020
Commercial	—	2,620	21,916	24,536
Total construction loans	46,742	40,021	62,721	149,484
Residential	8,149	15,706	15,140	38,995
Agricultural	16,037	18,498	395	34,930
Total real estate loans	199,974	227,545	103,343	530,862
Consumer:
Indirect consumer	1,141	1,729	247	3,117
Other consumer	745	1,361	674	2,780
Credit card	—	486	2,789	3,275
Total consumer loans	1,886	3,576	3,710	9,172
Commercial	34,698	33,478	12,849	81,025
Agricultural	4,345	5,195	263	9,803
Total	$240,903	$269,794	$120,165	$630,862

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

(4)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	28,651	1,922	10,845	(668)	—	40,750
Less loans charged-off	(43,506)	(5,320)	(11,990)	(120)	—	(60,936)
Add back recoveries of loans previously charged-off	3,241	1,945	2,905	25	—	8,116
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Individually evaluated for impairment	$8,350	$—	$1,919	$28	$—	$10,297
Collectively evaluated for impairment	67,432	7,141	15,166	475	—	90,214
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Total loans:
Individually evaluated for impairment	$123,406	$—	$12,242	$537	$—	$136,185
Collectively evaluated for impairment	2,660,420	636,794	676,511	113,090	912	4,087,727
Total loans	$2,783,826	$636,794	$688,753	$113,627	$912	$4,223,912

Year ended December 31, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged to operating expense	46,844	3,566	7,959	(218)	—	58,151
Less loans charged-off	(45,764)	(6,043)	(19,332)	(142)	—	(71,281)
Add back recoveries of loans previously charged-off	2,135	1,739	1,344	13	—	5,231
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Individually evaluated for impairment	$28,023	$—	$4,664	$151	$—	$32,838
Collectively evaluated for impairment	59,373	8,594	10,661	1,115	—	79,743
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Total loans:
Individually evaluated for impairment	$210,199	$—	$19,638	$759	$—	$230,596
Collectively evaluated for impairment	2,544,495	616,071	673,623	118,951	2,813	3,955,953
Total loans	$2,754,694	$616,071	$693,261	$119,710	$2,813	$4,186,549

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2010	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$76,357	$6,220	$18,608	$1,845	$—	$103,030
Provision charged to operating expense	42,163	8,636	16,333	(232)	—	66,900
Less loans charged-off	(34,718)	(7,577)	(10,023)	(21)	—	(52,339)
Add back recoveries of loans previously charged-off	379	2,053	436	21	—	2,889
Ending balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480

Individually evaluated for impairment	$27,081	$—	$14,892	$253	$—	$42,226
Collectively evaluated for impairment	57,100	9,332	10,462	1,360	—	78,254
Ending balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480

Total loans:
Individually evaluated for impairment	$162,804	$—	$35,522	$976	$—	$199,302
Collectively evaluated for impairment	2,709,125	646,580	694,949	115,570	2,383	4,168,607
Total loans	$2,871,929	$646,580	$730,471	$116,546	$2,383	$4,367,909

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

(5)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2012	2011
Land	$38,917	$38,743
Buildings and improvements	195,549	188,509
Furniture and equipment	68,688	63,939
	303,154	291,191
Less accumulated depreciation	(115,589)	(106,420)
Premises and equipment, net	$187,565	$184,771

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 15—Commitments and Contingencies.

(6)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2012	2011
Key executive, principal shareholder	$4,858	$4,800
Key executive split dollar	4,538	4,441
Group life	67,333	65,639
Total	$76,729	$74,880

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,858 and $4,800 at December 31, 2012 and 2011, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,538 and $4,441 at December 31, 2012 and 2011, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has a group life insurance policy covering selected officers of FIB. The net cash surrender value of the policy was $67,333 and $65,639 at December 31, 2012 and 2011, respectively. Under the policy, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the insured officers whereby a portion of the policy death benefit is payable to their designated beneficiaries if they are employed by the Company at the time of death.

(7)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2012	2011	2010
Balance at beginning of year	$37,452	$33,632	$38,400
Additions	43,541	26,644	21,314
Capitalized improvements	75	14	240
Valuation adjustments	(6,724)	(7,464)	(6,724)
Dispositions	(41,773)	(15,374)	(19,598)
Balance at end of year	$32,571	$37,452	$33,632

Write-downs of $6,724 during 2012 included adjustments of $702 directly related to receipt of updated appraisals and adjustments of $6,022 based on other sources, including management estimates of the current fair value of properties. Write-downs of $7,464 during 2011 included adjustments of $4,197 directly related to receipt of updated appraisals and adjustments of $3,267 based on other sources, including management estimates of the current fair value of properties. Write-downs of $6,724 during 2010 included adjustments of $2,491 directly related to receipt of updated appraisals and adjustments of $4,233 based on other sources, including management estimates of the current fair value of properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2012	2011	2010
Balance at beginning of year	$13,450	$13,811	$18,732
Sales of mortgage servicing rights	(735)	—	(4,528)
Purchases of mortgage servicing rights	—	—	—
Originations of mortgage servicing rights	4,563	2,864	4,222
Amortization expense	(3,501)	(3,225)	(4,615)
Write-off of permanent impairment	(553)	—	—
Balance at end of year	13,224	13,450	13,811
Less valuation reserve	(571)	(1,895)	(620)
Balance at end of year	$12,653	$11,555	$13,191

Principal balance of serviced loans underlying mortgage servicing rights	$2,146,351	$1,803,303	$1,594,697
Mortgage servicing rights as a percentage of serviced loans	0.59%	0.64%	0.83%

At December 31, 2012, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $16,373 and 4.4 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.5% to 21.0% and monthly prepayment speeds ranging from 0.7% to 6.1% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $771 in 2012 and $787 in 2010 and recorded additional impairment of $1,275 in 2011. Permanent impairment of $553 and was charged against the carrying value of mortgage servicing rights in 2012. No permanent impairment was recorded in 2011 or 2010.

The Company sold mortgage servicing rights with carrying values of $735 and $4,528 in 2012 and 2010, respectively. A gain on sale of $19 was recorded as other income in 2012. A loss on sale of $1,525 was recorded as other expense in 2010. In conjunction with the sales, the Company entered into agreements with the purchasers whereby the Company continues to sub-service the loans underlying the sold mortgage servicing rights.

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2012	2011
Non-interest bearing demand	$1,495,309	$1,271,709
Interest bearing:
Demand	1,811,905	1,306,509
Savings	1,547,713	1,691,413
Time, $100 and over	594,712	681,047
Time, other	790,772	876,293
Total interest bearing	4,745,102	4,555,262
Total deposits	$6,240,411	$5,826,971

The Company had no brokered time deposits as of December 31, 2012 and 2011.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $72,062 and $98,331 as of December 31, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of time deposits at December 31, 2012 are as follows:

	Time, $100 and Over	Total Time
2013	$437,597	$999,439
2014	72,483	176,243
2015	33,646	79,030
2016	27,272	63,412
2017	23,714	67,357
Thereafter	—	3
Total	$594,712	$1,385,484

Interest expense on time deposits of $100 or more was $6,951, $10,377 and $18,595 for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2012	2011
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.52% at December 31, 2012)	15,000	15,000
Various notes payable to FHLB, interest due monthly at various rates and maturities through October 31, 2015 (weighted average rate of 4.83% at December 31, 2012)	425	425
8.00% capital lease obligation with term ending October 25, 2029	1,735	1,775
Total long-term debt	$37,160	$37,200

Maturities of long-term debt at December 31, 2012 are as follows:
2013	$244
2014	49
2015	285
2016	65
2017	71
Thereafter	36,446
Total	$37,160

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.52% as of December 31, 2012. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The notes payable to FHLB are secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $624,959, subject to collateral availability. As of December 31, 2012 and 2011, FHLB advances of $425, were included in long-term debt. As of December 31, 2012 and 2011 there were no short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,735 and $1,775 as of December 31, 2012 and 2011, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

The Company had other borrowed funds of $32 and $7 as of December 31, 2012 and 2011, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

The Company has federal funds lines of credit with third parties amounting to $115,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $323,153 secured by a blanket pledge of indirect consumer loans.

(11)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS

During 2012, the Company sponsored seven wholly-owned business trusts, FIST, Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $120,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $3,715 of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2012	2011
March 2003	March 26, 2033	$—	$41,238
October 2007	January 1, 2038	10,310	10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$82,477	$123,715

On June 26, 2012, the Company redeemed $41,238 of Subordinated Debentures issued by FIST bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. The redemption price of $41,238 was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. Unamortized issuance costs of $428 were charged to other expense on the date of redemption. The redemption of the Subordinated Debentures caused a mandatory redemption of $40,000 of Trust Preferred Securities issued by FIST to third party investors and $1,238 of common equity securities issued by FIST to the Company.

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2012 the interest rate on the Subordinated Debentures was 2.61%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bear interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2012, the interest rate on the Subordinated Debentures was 3.06%.

In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bear interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2012, the interest rate on the Subordinated Debentures was 2.71%.

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2012 the interest rate on the Subordinated Debentures was 3.06%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bear interest at a fixed rate of 6.78% for five years after issuance, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2012, the interest rate on the Subordinated Debentures was 3.11%.

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

The Company has 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) issued with an aggregate value of $50,000. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend and liquidation rights and has no voting rights. Holders of the Series A Preferred Stock are entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company may redeem all or part of the Series A Preferred Stock at any time after January 10, 2013 at a redemption price of $10,000 per share plus all accrued and unpaid dividends. On December 18, 2012, the Company provided notice to holders of the Series A Preferred Stock of its intention to redeem the Series A Preferred Stock on January 18, 2013. Upon notice to holders of the redemption, the Series A Preferred Stock was reclassified from stockholders' equity to a liability. The aggregate redemption price for the Series A Preferred Stock was $50,150.

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

The Company had 17,635,369 and 16,443,429 shares of Class A common stock outstanding as of December 31, 2012 and 2011, respectively.

The Company had 25,654,954 and 26,540,745 shares of Class B common stock outstanding as of December 31, 2012 and 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2012	2011	2010
Net income	$58,224	$44,546	$37,356
Less preferred stock dividends	3,300	3,422	3,422
Net income available to common shareholders, basic and diluted	$54,924	$41,124	$33,934

Weighted average common shares outstanding for basic earnings per share computation	42,965,987	42,749,526	39,907,640
Dilutive effects of stock-based compensation	126,991	97,670	219,725
Weighted average common shares outstanding for diluted earnings per common share computation	43,092,978	42,847,196	40,127,365

Basic earnings per common share	$1.28	$0.96	$0.85
Diluted earnings per common share	$1.27	$0.96	$0.85

The Company had 2,427,823, 2,865,832 and 2,301,413 stock options outstanding as of December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 41,240, 9,427 and 17,644 shares of unvested restricted stock as of December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2012, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2012 and 2011 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital:
Consolidated	$748,431	15.6%	$384,014	8.0%	NA	NA
FIB	697,695	14.6	382,245	8.0	$477,806	10.0%
Tier 1 risk-based capital:
Consolidated	652,929	13.6	192,007	4.0	NA	NA
FIB	622,466	13.0	191,122	4.0	$286,683	6.0
Leverage capital ratio:
Consolidated	652,929	8.8	296,559	4.0	NA	NA
FIB	622,466	8.4	296,061	4.0	$370,077	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital:
Consolidated	$800,354	16.5%	$387,082	8.0%	NA	NA
FIB	663,860	13.8	384,987	8.0	$481,234	10.0%
Tier 1 risk-based capital:
Consolidated	704,229	14.6	193,541	4.0	NA	NA
FIB	588,059	12.2	192,494	4.0	$288,740	6.0
Leverage capital ratio:
Consolidated	704,229	9.8	286,303	4.0	NA	NA
FIB	588,059	8.2	285,358	4.0	$356,698	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $197 as of December 31, 2012.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,423 in 2012, $2,030 in 2011 and $1,960 in 2010.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2012, are as follows:

	Third Parties	Related Partnership	Total
For the year ending December 31:
2013	$1,110	$2,111	$3,221
2014	1,062	2,020	3,082
2015	1,005	1,438	2,443
2016	919	165	1,084
2017	633	83	716
Thereafter	4,170	—	4,170
Total	$8,899	$5,817	$14,716

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.
In conjunction with the sale of all of its Class B shares of Visa, Inc. common stock ("Visa common shares") in 2009, the Company entered into a derivative contract with the purchaser whereby the Company will make or receive payments based on subsequent changes in the conversion rate of Class B Visa common shares in Class A Visa common shares. The conversion rate is dependent upon the resolution of certain specifically defined litigation against Visa, U.S.A.. The value of the derivative contract is estimated based on the Company's expectations regarding the ultimate resolution of the Visa, U.S.A. litigation, which involves a high degree of judgment and subjectivity. On November 9, 2012, the court granted preliminary approval of a settlement agreement resolving all claims associated with the specifically defined litigation; however, objections to the preliminary approval have been filed. Final court approval of the settlement agreement is expected in late 2013. As of December 31, 2012, all estimated amounts due under the derivative liability contract were paid. As of December 31, 2011, a liability of $383 related to the derivative contract was included in accounts payable and accrued expenses. The derivative contract is collateralized by $1,000 of U.S. government agency investment securities.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $19,877 and $13,839 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2012 and 2011, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2012, 2011 and 2010. In the opinion of management, the risk of recourse and the subsequent

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company issues various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,144,695 at December 31, 2012, which included $337,532 on unused credit card lines and $253,130 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,049,796 at December 31, 2011, which included $285,761 on unused credit card lines and $283,861 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2012 and 2011, the Company had outstanding stand-by letters of credit of $66,702 and $69,934, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(17)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2012	2011	2010
Current:
Federal	$18,458	$16,451	$29,866
State	2,818	2,759	4,481
Total current	21,276	19,210	34,347
Deferred:
Federal	7,697	2,131	(15,268)
State	1,065	274	(1,989)
Total deferred	8,762	2,405	(17,257)
Total income tax expense	$30,038	$21,615	$17,090

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2012, 2011 and 2010 to income before income taxes as a result of the following:

Year ended December 31,	2012	2011	2010
Tax expense at the statutory tax rate	$30,892	$23,156	$19,056
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,498)	(3,578)	(3,661)
State income tax, net of federal income tax benefit	2,524	1,972	1,619
Other, net	120	65	76
Tax expense at effective tax rate	$30,038	$21,615	$17,090

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2012	2011
Deferred tax assets:
Loans, principally due to allowance for loan losses	$38,688	$42,602
Employee benefits	7,041	7,659
Other real estate owned write-downs and carrying costs	6,850	7,444
Deferred gain on sale of subsidiary	750	1,010
Other	385	428
Deferred tax assets	53,714	59,143
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,711)	(4,284)
Investment securities, unrealized gains	(11,360)	(13,091)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(782)	(855)
Prepaid amounts	(1,052)	(921)
Government agency stock dividends	(2,060)	(2,079)
Goodwill and core deposit intangibles	(25,815)	(22,736)
Mortgage servicing rights	(4,418)	(4,150)
Other	(919)	(1,399)
Deferred tax liabilities	(51,117)	(49,515)
Net deferred tax assets	$2,597	$9,628

The Company had a current net income tax payables of $3,691 and $489 at December 31, 2012 and 2011, respectively, which are included in accounts payable and accrued expenses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2012, there were 659,863 common shares available for future grant under the 2006 Plan. All awards granted subsequent to completion of the Company’s IPO on March 29, 2010 will be for shares of Class A common stock. All awards granted prior to the Company’s IPO are for shares of Class B common stock.

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

Compensation expense related to stock option awards of $1,276, $915 and $813 was included in benefits on the Company’s consolidated income statements for the years ended December 31, 2012, 2011 and 2010, respectively. Related income tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 were $488, $349 and $311, respectively.

The weighted average grant date fair value of options granted was $4.06, $4.30 and $4.58 during the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2012	2011	2010
Expected volatility	37.46%	36.36%	35.66%
Expected dividend yield	3.35%	3.17%	2.98%
Risk-free interest rate	1.99%	3.05%	3.08%
Expected life of options (in years)	7.85	7.97	7.70

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. The Company expected the historical volatility of its common stock would not be indicative of future volatility subsequent to the Company’s IPO, which was concluded on March 29, 2010. As such, in 2012, 2011 and 2010, the Company estimated expected volatility based on the share price volatility of a peer group of publicly-traded regional banks of similar size and performance as the Company over the expected life of options.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	3,484,928	$16.26
Granted	369,766	14.33
Exercised	(376,634)	11.38
Forfeited	(27,442)	14.42
Expired	(76,963)	16.75
Outstanding options, end of year	3,373,655	$16.60	5.02 years
Outstanding options exercisable, end of year	2,756,441	$17.10	4.23 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2012 was $1,653. The total intrinsic value of options exercised was $1,158, $764 and $757 during the years ended December 31, 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $397, $285 and $250 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received cash of $1,612, $385 and $649 from stock option exercises during the years ended December 31, 2012, 2011 and 2010, respectively. The Company redeemed common stock with aggregate values of $2,675, $2,381 and $1,643 tendered in payment for stock option exercises during the years ended December 31, 2012, 2011 and 2010, respectively.
Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2012 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	588,236	$3.71
Granted	369,766	4.06
Vested	(313,346)	3.13
Forfeited	(27,442)	4.12
Nonvested stock options, end of year	617,214	$4.20

As of December 31, 2012, there was $1,523 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.56 years. The total fair value of shares vested during 2012 was $980.

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

Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $1,209, $991 and $847 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively. Related income tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 were $462, $379 and $324, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information regarding the Company’s restricted stock as of December 31, 2012:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	190,770	$14.57
Granted	122,912	14.37
Vested	(67,720)	14.82
Forfeited	(8,276)	14.69
Canceled	(6,956)	15.00
Restricted stock, end of year	230,730	$14.38

During 2012, the Company issued 122,912 restricted common shares. The 2012 restricted share awards included 20,564 performance restricted shares of which 10,282 vest in varying percentages upon achievement of defined return on asset performance goals and 10,282 vest in varying percentages upon achievement of defined return on equity performance goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2014. Additionally, 102,348 time-restricted shares were issued during 2012 that vest one-third on each annual anniversary of the grant date through February 17, 2015, contingent on continued employment through the vesting date.

As of December 31, 2012, there was $2,081 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.1 years.

(19)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorize contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $2,063, $1,480 and $1,197 in 2012, 2011 and 2010, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $4,034, $3,905 and $3,896 in 2012, 2011 and 2010, respectively.

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

The Plan’s unfunded benefit obligation of $4,432 and $3,948 as of December 31, 2012 and 2011, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $561, $507 and $502 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2012 and 2011, and the net periodic benefit costs for the year then ended, included a discount rate of 4.3% and a 5.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $165, $175, $163, $149, $181 and $1,221 for 2013, 2014, 2015, 2016, 2017, and 2018 through 2022, respectively.

At December 31, 2012, the Company had accumulated other comprehensive loss related to the Plan of $2,549, or $1,546 net of related income tax benefit, comprised of net actuarial losses of $2,137 and unamortized transition asset of $412. The Company estimates $147 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2013.

(20)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects are as periods indicated are as follows:

Year ended December 31, 2012	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(4,648)	$(1,829)	$(2,819)
Reclassification adjustment for net gains included in net income	(348)	(137)	(211)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	56	22	34
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(77)	(30)	(47)
Total other comprehensive loss	$(5,017)	$(1,974)	$(3,043)

Year ended December 31, 2011	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$17,168	$6,899	$10,269
Reclassification adjustment for net gains included in net income	(1,544)	(620)	(924)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	389	156	233
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	135	54	81
Total other comprehensive income	$16,148	$6,489	$9,659

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2010	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(8,438)	$(2,989)	$(5,449)
Reclassification adjustment for net gains included in net income	(170)	(60)	(110)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	722	256	466
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(940)	(333)	(607)
Total other comprehensive loss	$(8,826)	$(3,126)	$(5,700)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2012	2011
Net unrealized gain on investment securities available-for-sale	$17,537	$20,533
Net actuarial loss on defined benefit post-retirement benefit plans	(1,546)	(1,499)
Net accumulated other comprehensive income	$15,991	$19,034

(21)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $43,541, $26,644 and $21,314 to other real estate owned in 2012, 2011 and 2010, respectively.

The Company transferred internally originated mortgage servicing assets of $4,563, $2,864 and $4,222 from loans to mortgage servicing assets in 2012, 2011 and 2010, respectively.

The Company transferred real property pending disposal of $566 to other assets in 2012. The Company transferred equipment pending disposal of $1,513 to other assets in 2010.

During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability.

The Company transferred accrued liabilities of $216 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011 and 2010 respectively.

The Company recorded receivables of $1,204 in conjunction with the sale of mortgage servicing rights during 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(22)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2012	2011
Condensed balance sheets:
Cash and cash equivalents	$95,407	$131,860
Investment in subsidiaries, at equity:
Bank subsidiary	802,270	776,349
Nonbank subsidiaries	1,969	1,973
Total investment in subsidiaries	804,239	778,322
Advances from subsidiaries, net	697	—
Other assets	25,815	26,246
Total assets	$926,158	$936,428

Other liabilities	$22,495	$19,552
Advances to subsidiaries, net	—	2,141
Long-term debt	20,000	20,000
Preferred stock pending redemption	50,000	—
Subordinated debentures held by subsidiary trusts	82,477	123,715
Total liabilities	174,972	165,408
Stockholders’ equity	751,186	771,020
Total liabilities and stockholders’ equity	$926,158	$936,428

Years Ended December 31,	2012	2011	2010
Condensed statements of income:
Dividends from subsidiaries	$40,000	$30,000	$15,400
Other interest income	92	118	105
Other income, primarily management fees from subsidiaries	10,042	10,617	11,336
Total income	50,134	40,735	26,841
Salaries and benefits	13,205	13,975	13,435
Interest expense	6,691	7,273	7,703
Other operating expenses, net	7,150	6,903	6,827
Total expenses	27,046	28,151	27,965
Earnings before income tax benefit	23,088	12,584	(1,124)
Income tax benefit	(6,222)	(6,518)	(6,254)
Income before undistributed earnings of subsidiaries	29,310	19,102	5,130
Undistributed earnings of subsidiaries	28,914	25,444	32,226
Net income	$58,224	$44,546	$37,356

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2012	2011	2010
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$58,224	$44,546	$37,356
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(28,914)	(25,444)	(32,226)
Stock-based compensation expense	2,485	2,111	1,764
Tax benefits from stock-based compensation	360	204	239
Excess tax benefits from stock-based compensation	(273)	(124)	(225)
Other, net	3,327	2,600	(4,325)
Net cash provided by operating activities	35,209	23,893	2,583
Cash flows from investing activities:
Capitalization of subsidiaries	—	—	(130)
Capital expenditures, net of sales	1	(3)	—
Net cash provided by (used in) investing activities	1	(3)	(130)
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	(2,838)	(2,913)	5,002
Repayments of long-term debt	—	—	(33,929)
Repayment of junior subordinated debentures held by subsidiary trusts	(41,238)	—	—
Proceeds from issuance of common stock	1,911	385	167,400
Common stock issuance costs	—	—	(13,597)
Excess tax benefits from stock-based compensation	273	124	225
Purchase and retirement of common stock	(263)	(248)	(3,699)
Dividends paid to common stockholders	(26,208)	(19,233)	(17,905)
Dividends paid to preferred stockholders	(3,300)	(3,422)	(3,422)
Net cash provided by (used in) financing activities	(71,663)	(25,307)	100,075
Net change in cash and cash equivalents	(36,453)	(1,417)	102,528
Cash and cash equivalents, beginning of year	131,860	133,277	30,749
Cash and cash equivalents, end of year	$95,407	$131,860	$133,277

Noncash Investing and Financing Activities — During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability. The Company transferred accrued liabilities of $216 and $59 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011 and 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(23)	FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$754,856	$—	$754,856	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,239,851	—	1,239,851	—
Private mortgage-backed securities	551	—	551	—
Mortgage servicing rights	16,373	—	16,373	—

	Fair Value Measurements at Reporting Date Using
As of December 31, 2011	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$1,138,118	$—	$1,138,118	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	877,997	—	877,997	—
Private mortgage-backed securities	749	—	749	—
Mortgage servicing rights	11,910	—	11,910	—
Derivative liability contract	383	—	—	383

The following table reconciles the beginning and ending balances of the derivative liability contract measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the twelve months ended December 31, 2012 and 2011:

For the Twelve Months Ended December 31,	2012	2011
Balance, beginning of period	$383	$86
Accruals during the period	—	425
Cash payments during the period	(383)	(128)
Balance, end of period	$—	$383

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

Derivative Liability Contract. In conjunction with the sale of all of its Class B shares of Visa, Inc. (“Visa”) common stock in 2009, the Company entered into a derivative liability contract with the purchaser whereby the Company will make or receive cash payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares of Visa. The conversion rate is dependent upon the resolution of certain litigation involving Visa U.S.A. Inc. card association or its affiliates. The value of the derivative liability contract is estimated using an internal valuation model with significant unobservable inputs including the Company's expectations regarding the ultimate resolution of the visa litigations and loss severity in the event of unfavorable litigaiton outcomes. The probability of unfavorable outcomes and the estimation of loss severity is determined through review of visa's press releases and public filings made with the Securities and Exchange Commission and managements estimation of the effect of changes in litigation status on the value of the derivative liability contract. On November 9, 2012, the court granted preliminary approval of a settlement agreement resolving the litigation. If finalized, the proposed settlement will not result in additional material liability to the Company.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2012
Impaired loans	$74,623	$—	$—	$74,623	$(32,624)
Other real estate owned	15,745	—	—	15,745	(20,797)

As of December 31, 2011
Impaired loans	$100,035	$—	$—	$100,035	$(67,043)
Other real estate owned	17,000	—	—	17,000	(21,282)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2012, certain impaired loans with a carrying value of $107,247 were reduced by specific valuation allowance allocations of $10,297 and partial loan charge-offs of $22,327 resulting in a reported fair value of $74,623. As of December 31, 2011, certain impaired loans with a carrying value of $167,078 were reduced by specific valuation allowance allocations of $32,838 and partial loan charge-offs of $34,205 resulting in a reported fair value of $100,035.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2012, a long-lived asset to be disposed of by sale with a carrying value of $566 was reduced by write-downs of $70 charged to other expense resulting in a reported fair value of $496. As of December 31, 2011, the company had a long-lived assets to be disposed of by sale of $1,513 that was carried at cost.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2012 and 2011, all mortgage loans held for sale were recorded at cost.

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

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fair value of the derivative liability contract was estimated by discounting cash flows using assumptions regarding the expected outcome of related litigation. The floating rate subordinated debenture, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, fixed rate subordinated debentures and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics. The carrying value of the preferred stock pending redemption approximates fair value due to the short-term nature of this instrument.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.
A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$801,332	$801,332	$—	$801,332	$—
Investment securities available-for-sale	1,995,258	1,995,258	—	1,995,258	—
Investment securities held-to-maturity	208,223	218,933	—	218,933	—
Accrued interest receivable	28,869	28,869	—	28,869	—
Mortgage servicing rights, net	12,653	16,373	—	16,373
Net loans	4,123,401	4,142,426	—	4,067,803	74,623
Total financial assets	$7,169,736	$7,203,191	$—	$7,128,568	$74,623

Financial liabilities:
Total deposits, excluding time deposits	$4,854,927	$4,854,927	$—	$4,854,927	$—
Time deposits	1,385,484	1,394,403	—	1,394,403	—
Securities sold under repurchase agreements	505,785	505,785	—	505,785	—
Other borrowed funds	32	32	—	32	—
Accrued interest payable	6,502	6,502	—	6,502	—
Long-term debt	37,160	35,104	—	35,104	—
Preferred stock pending redemption	50,000	50,000	—	50,000	—
Subordinated debentures held by subsidiary trusts	82,477	62,409	—	62,409
Total financial liabilities	$6,922,367	$6,909,162	$—	$6,909,162	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2011	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$472,447	$472,447	$—	$472,447	$—
Investment securities available-for-sale	2,016,864	2,016,864	—	2,016,864	—
Investment securities held-to-maturity	152,781	161,877	—	161,877	—
Accrued interest receivable	31,974	31,974	—	31,974	—
Mortgage servicing rights, net	11,555	11,910	—	11,910	—
Net loans	4,073,968	4,064,718	—	3,964,683	100,035
Total financial assets	$6,759,589	$6,759,790	$—	$6,659,755	$100,035

Financial liabilities:
Total deposits, excluding time deposits	$4,269,631	$4,269,631	$—	$4,269,631	$—
Time deposits	1,557,340	1,565,558	—	1,565,558	—
Securities sold under repurchase agreements	516,243	516,243	—	516,243	—
Other borrowed funds	7	7	—	7	—
Accrued interest payable	8,123	8,123	—	8,123	—
Long-term debt	37,200	34,341	—	34,341	—
Subordinated debentures held by subsidiary trusts	123,715	102,525	—	102,525	—
Derivative contract liability	383	383		—	383
Total financial liabilities	$6,512,642	$6,496,811	$—	$6,496,428	$383

(24)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $36,067 and $44,430 at December 31, 2012 and 2011, respectively. During 2012, new loans and advances on existing loans of $15,751 were funded and loan repayments totaled $24,556. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2012, net loans of $442 were added due to changes in related parties from the prior year.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company has a controlling ownership interest. The Company paid insurance premiums to the agency of $839, $1,328, and $879 in 2012, 2011 and 2010, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2012, 2011 and 2010, the Company paid total fees and operating expenses of $262, $311 and $305, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2012, 2011 and 2010, the Company received payments from the related entity of $47, $70 and $63, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases services from an entity in which four greater than 5% shareholders and six directors of the Company, including the chairman and vice chairman of the Board of Directors, have an aggregate ownership interest of 25%, and in which the vice chairman is the chairman of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation.
During 2012, 2011 and 2010, the Company paid $243, $250 and $337, respectively, for these services. The Company also reimbursed the related entity for certain costs incurred in the Company’s behalf, primarily office costs for the vice chairman of the Company’s Board of Directors and the Company’s charitable foundation. These reimbursements totaled $88 in 2010. During 2012 and 2011, the Company paid these costs directly and thus no reimbursements were made. The related entity reimburses the Company for all salaries, wages and employee benefits expenses incurred by the Company in behalf of the related entity for its personnel.

During 2012, the Company entered into a contract with an entity wholly-owned by a director of the Company to provide construction management and advisory services related to the construction of a bank office building. Under the terms of the agreement, the entity will receive payments equal to the lesser of a fixed price of $180 or 4% of the actual construction contract price, with an initial payment of $60 due upon execution of the agreement and the remainder due in two equal installments over a two year period. Under the terms of the contract, the Company paid the entity $60 during 2012.

In conjunction with an acquisition, the Company assumed certain existing deferred compensatory agreements. Under the terms of one such agreement, the Company is required to make cash payments to a director of the Company for the promotion of growth and development of new business through December 31, 2011. The total amount due under the agreement was fixed prior to the acquisition date at $577, with a portion to be paid over 4 years and the remaining balance of $424 due in January 2012. As additional consideration under the agreement, the director provided, among other things, a covenant not to compete. Under the terms of the agreement, the Company made cash payments of $424 during 2012 and $38 during 2011 and 2010, respectively.

A director of the Company is party to an agreement to guarantee the payment of interest on loans between FIB and an unrelated third party borrower through December 31, 2012. Under the terms of the interest guaranty agreement, the director made interest payments to FIB on behalf of the borrower of $815 in 2012, $954 in 2011 and $487 in 2010. In addition, the director pledged to FIB collateral for the loans of the unrelated third party borrower. During 2011, the collateral was liquidated and proceeds of $7,998 were applied to the outstanding principal balances of the loans.

During 2010, the Company entered into an agreement to sell real property to a director of the Company. The sale closed in 2011 at a sales price of $2,695.

(25)	AUTHORITATIVE ACCOUNTING GUIDANCE

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

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In response to this update, FASB has since issued ASU 2013-01 to clarify the scope of ASU 2011-11, stating that only entities that have derivatives accounted for with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions subject to an enforceable master netting arrangement or similar agreement will require disclosure. Other types of financial instruments subject to a master netting arrangement or similar agreement are no longer subject of this disclosure requirement. The effective date of ASU 2013-01 is the same as Update 2011-11; ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

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

ASU 2012-02 "Intangibles - Goodwill and Other Topics (Topic 350)." ASU 2012-02 amends Topic 350, “Intangibles - Goodwill and Other,” to reduce the cost and complexity of performing an impairment test for indefinite-lived assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments in ASU 2012-02 permit an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. In addition, ASU 2012-02 provides an entity with an option not to calculate annually the fair value of in indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted including for annual and interim impairment test performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. Adoption of the amendments in ASU 2012-02 on July 1, 2012 did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendments in ASU 2013-02 require entities to present, either on the face of the income statement or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for public entities for reporting periods beginning after December 15, 2012. Management does expect the amendments in ASU 2013-02 to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

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
10.11†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.12†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Lyle R. Knight (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of McGladrey LLP Independent Registered Public Accounting Firm

31.1*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file
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

First Interstate BancSystem, Inc.

By:	/s/ ED GARDING	February 28, 2013
	Ed Garding	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 28, 2013
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 28, 2013
	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ STEVEN J. CORNING	February 28, 2013
	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 28, 2013
	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 28, 2013
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 28, 2013
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	February 28, 2013
	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYENMAN	February 28, 2013
	Charles M. Heyneman, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 28, 2013
	John M. Heyneman, Jr., Director	Date

By:	/s/ DAVID L. JAHNKE	February 28, 2013
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	February 28, 2013
	Ross E. Leckie, Director	Date

By:	/s/ TERRY W. PAYNE	February 28, 2013
	Terry W. Payne, Director	Date

By:	/s/ RANDALL I. SCOTT	February 28, 2013
	Randall I. Scott, Director	Date

By:	/s/ SANDRA A. SCOTT SUZOR	February 28, 2013
	Sandra A. Scott Suzor, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 28, 2013
	Michael J. Sullivan, Director	Date

By:	/s/ TERESA A. TAYLOR	February 28, 2013
	Teresa A. Taylor, Director	Date

By:	/s/ ED GARDING	February 28, 2013
	Ed Garding President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ TERRILL R. MOORE	February 28, 2013
	Terrill R. Moore Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date