Form 10-Q
period 2013-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2013-05-01
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2013 – Class A common stock	18,424,252
March 31, 2013 – Class B common stock	25,190,690

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$116,399	$177,978
Federal funds sold	4,856	730
Interest bearing deposits in banks	377,288	622,624
Total cash and cash equivalents	498,543	801,332
Investment securities:
Available-for-sale	2,011,169	1,995,258
Held-to-maturity (estimated fair values of $220,115 and $218,933 at March 31, 2013 and December 31, 2012, respectively)	210,426	208,223
Total investment securities	2,221,595	2,203,481
Loans held for investment	4,169,116	4,157,470
Mortgage loans held for sale	55,443	66,442
Total loans	4,224,559	4,223,912
Less allowance for loan losses	97,904	100,511
Net loans	4,126,655	4,123,401
Premises and equipment, net of accumulated depreciation	185,237	187,565
Goodwill	183,673	183,673
Company-owned life insurance	77,158	76,729
Other real estate owned (“OREO”)	32,470	32,571
Accrued interest receivable	29,375	28,869
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,006	12,653
Deferred tax asset, net	2,965	2,597
Core deposit intangibles, net of accumulated amortization	5,582	5,937
Other assets	63,058	62,953
Total assets	$7,439,317	$7,721,761
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,406,892	$1,495,309
Interest bearing	4,621,453	4,745,102
Total deposits	6,028,345	6,240,411
Securities sold under repurchase agreements	467,205	505,785
Accounts payable and accrued expenses	46,326	48,208
Accrued interest payable	6,433	6,502
Long-term debt	37,150	37,160
Other borrowed funds	8	32
Preferred stock pending redemption	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,667,944	6,970,575
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2013 and 5,000 shares issued and outstanding as of December 31, 2012	—	—
Common stock	274,929	271,335
Retained earnings	483,904	463,860
Accumulated other comprehensive income, net	12,540	15,991
Total stockholders’ equity	771,373	751,186
Total liabilities and stockholders’ equity	$7,439,317	$7,721,761
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$55,493	$57,910
Interest and dividends on investment securities:
Taxable	8,046	9,705
Exempt from federal taxes	1,226	1,204
Interest on deposits in banks	298	237
Interest on federal funds sold	4	1
Total interest income	65,067	69,057
Interest expense:
Interest on deposits	4,355	6,262
Interest on securities sold under repurchase agreements	100	156
Interest on long-term debt	480	498
Interest on preferred stock pending redemption	159	—
Interest on subordinated debentures held by subsidiary trusts	696	1,507
Total interest expense	5,790	8,423
Net interest income	59,277	60,634
Provision for loan losses	500	11,250
Net interest income after provision for loan losses	58,777	49,384
Non-interest income:
Income from the origination and sale of loans	10,675	8,384
Other service charges, commissions and fees	8,256	8,424
Wealth management revenues	4,134	3,283
Service charges on deposit accounts	4,068	4,161
Investment securities gains, net	8	31
Other income	1,678	2,099
Total non-interest income	28,819	26,382
Non-interest expense:
Salaries and wages	23,405	21,564
Employee benefits	8,175	8,966
Occupancy, net	4,026	3,988
Furniture and equipment	3,052	3,138
Outsourced technology services	2,157	2,266
OREO expense, net of income	1,896	1,105
FDIC insurance premiums	1,377	1,595
Professional fees	1,127	933
Mortgage servicing rights amortization	839	895
Mortgage servicing rights impairment recovery	(48)	(868)
Core deposit intangibles amortization	354	355
Other expenses	10,325	13,503
Total non-interest expense	56,685	57,440
Income before income tax expense	30,911	18,326
Income tax expense	10,867	6,112
Net income	20,044	12,214
Preferred stock dividends	—	853
Net income available to common shareholders	$20,044	$11,361

Basic earnings per common share	$0.46	$0.26
Diluted earnings per common share	$0.46	$0.26

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$20,044	$12,214
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	(5,717)	755
Reclassification adjustment for net gains included in income	(8)	(31)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	33
Other comprehensive income (loss), before tax	(5,690)	757
Deferred tax benefit (expense) related to other comprehensive income	2,239	(297)
Other comprehensive income (loss), net of tax	(3,451)	460
Comprehensive income, net of tax	$16,593	$12,674
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186
Comprehensive income:
Net income	—	—	20,044	—	20,044
Other comprehensive income, net of tax	—	—	—	(3,451)	(3,451)
Common stock transactions:
25,677 common shares purchased and retired	—	(448)	—	—	(448)
108,873 non-vested common shares issued	—	—	—	—	—
1,815 non-vested common shares forfeited	—	—	—	—	—
243,238 stock options exercised, net of 87,933 shares tendered in payment of option price and income tax withholding amounts	—	3,145	—	—	3,145
Tax benefit of stock-based compensation	—	202	—	—	202
Stock-based compensation expense	—	695	—	—	695
Balance at March 31, 2013	$—	$274,929	$483,904	$12,540	$771,373

Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	12,214	—	12,214
Other comprehensive income, net of tax	—	—	—	460	460
Common stock transactions:
17,904 common shares purchased and retired	—	(256)	—	—	(256)
2,358 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
1,556 non-vested common shares forfeited	—	—	—	—	—
100,991 stock options exercised, net of 37,397 shares tendered in payment of option price and income tax withholding amounts	—	1,068	—	—	1,068
Tax benefit of stock-based compensation	—	114	—	—	114
Stock-based compensation expense	—	643	—	—	643
Cash dividends declared:
Common ($0.12 per share)	—	—	(5,135)	—	(5,135)
Preferred (6.75% per share)	—	—	(853)	—	(853)
Balance at March 31, 2012	$50,000	$268,411	$441,370	$19,494	$779,275
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,044	$12,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	11,250
Net (gain) loss on disposal of property and equipment	(20)	42
Depreciation and amortization	4,203	4,302
Net premium amortization on investment securities	4,082	2,678
Net gains on investment securities transactions	(8)	(31)
Net gains on sales of mortgage loans held for sale	(7,898)	(5,927)
Net gain on sale of OREO	(820)	74
OREO valuation adjustments	2,305	578
Net reversal of impairment of mortgage servicing rights	(48)	(868)
Net gain on sale of mortgage servicing rights	—	(19)
Deferred income tax expense (benefit)	1,853	(282)
Net increase in cash surrender value of company-owned life insurance policies	(429)	(462)
Stock-based compensation expense	695	643
Tax benefits from stock-based compensation expense	202	114
Excess tax benefits from stock-based compensation	(165)	(94)
Originations of mortgage loans held for sale, net of sales	17,753	(272)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(506)	1,567
Decrease (increase) in other assets	(64)	907
Increase (decrease) in accrued interest payable	(69)	132
Increase (decrease) in accounts payable and accrued expenses	(1,861)	1,744
Net cash provided by operating activities	39,749	28,290
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(6,347)	(7,592)
Available-for-sale	(227,040)	(222,413)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	3,512	2,193
Available-for-sale	201,621	282,083
Proceeds from sales of mortgage servicing rights	311	907
Extensions of credit to customers, net of repayments	(22,997)	10,027
Recoveries of loans charged-off	2,913	1,158
Proceeds from sales of OREO	3,957	5,691
Capital expenditures, net of sales	(650)	(3,453)
Net cash provided by (used in) investing activities	$(44,720)	$68,601

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$(212,066)	$83,863
Net decrease in repurchase agreements	(38,580)	(25,185)
Net decrease in short-term borrowings	(24)	(1)
Repayments of long-term debt	(10)	(9)
Redemption of preferred stock	(50,000)	—
Proceeds from issuance of common stock	3,145	1,068
Excess tax benefits from stock-based compensation	165	94
Purchase and retirement of common stock	(448)	(256)
Dividends paid to common stockholders	—	(5,135)
Dividends paid to preferred stockholders	—	(853)
Net cash provided by (used in) financing activities	(297,818)	53,586
Net increase (decrease) in cash and cash equivalents	(302,789)	150,477
Cash and cash equivalents at beginning of period	801,332	472,447
Cash and cash equivalents at end of period	$498,543	$622,924

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,376	$100
Cash paid during the period for interest expense	$5,859	$8,291
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2013 and December 31, 2012, and the results of operations and cash flows for each of the three month periods ended March 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2012 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2013 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$777,044	$3,220	$(342)	$779,922
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,210,425	23,814	(3,501)	1,230,738
Private mortgage-backed securities	495	15	(1)	509
Total	$1,987,964	$27,049	$(3,844)	$2,011,169

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$192,241	$9,881	$(282)	$201,840
Corporate securities	18,185	96	(6)	18,275
Total	$210,426	$9,977	$(288)	$220,115

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$751,501	$3,518	$(163)	$754,856
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,214,377	27,000	(1,526)	1,239,851
Private mortgage-backed securities	539	13	(1)	551
Total	$1,966,417	$30,531	$(1,690)	$1,995,258

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$192,875	$10,835	$(176)	$203,534
Corporate securities	14,975	64	(13)	15,026
Other securities	373	—	—	373
Total	$208,223	$10,899	$(189)	$218,933

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
Gross realized gains	$8	$31
Gross realized losses	—	—

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$182,957	$(342)	$—	$—	$182,957	$(342)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	365,181	(3,501)	—	—	365,181	(3,501)
Private mortgage-backed securities	—	—	125	(1)	125	(1)
Total	$548,138	$(3,843)	$125	$(1)	$548,263	$(3,844)

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$24,188	$(276)	$525	$(6)	$24,713	$(282)
Corporate securities	3,239	(6)	—	—	3,239	(6)
Total	$27,427	$(282)	$525	$(6)	$27,952	$(288)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$93,982	$(163)	$—	$—	$93,982	$(163)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	250,198	(1,526)	—	—	250,198	(1,526)
Private mortgage-backed securities	—	—	137	(1)	137	(1)
Total	$344,180	$(1,689)	$137	$(1)	$344,317	$(1,690)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$19,389	$(168)	$557	$(8)	$19,946	$(176)
Corporate securities	9,312	(13)	—	—	9,312	(13)
Total	$28,701	$(181)	$557	$(8)	$29,258	$(189)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 91 and 69 individual investment securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, respectively. Unrealized losses as of March 31, 2013 and December 31, 2012 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.

Maturities of investment securities at March 31, 2013 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2013	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$400,147	$405,641	$3,877	$3,925
After one year but within five years	1,127,952	1,141,233	52,321	53,266
After five years but within ten years	375,101	378,108	86,803	90,886
After ten years	84,764	86,187	67,425	72,038
Total	$1,987,964	$2,011,169	$210,426	$220,115

As of March 31, 2013, the Company had investment securities callable within one year with amortized costs and estimated fair values of $438,562 and $438,990, respectively, including callable structured notes with amortized costs and estimated fair values of $130,375 and $130,572, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2013	December 31, 2012
Real estate loans:
Commercial	$1,469,302	$1,497,272
Construction:
Land acquisition & development	215,505	220,196
Residential	50,153	49,274
Commercial	65,228	65,059
Total construction loans	330,886	334,529
Residential	758,480	708,339
Agricultural	172,522	177,244
Total real estate loans	2,731,190	2,717,384
Consumer:
Indirect consumer	444,257	438,245
Other consumer	135,474	137,743
Credit card	56,633	60,806
Total consumer loans	636,364	636,794
Commercial	688,844	688,753
Agricultural	111,411	113,627
Other, including overdrafts	1,307	912
Loans held for investment	4,169,116	4,157,470
Mortgage loans held for sale	55,443	66,442
Total loans	$4,224,559	$4,223,912

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2013	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$12,846	$865	$—	$13,711	$1,410,640	$44,951	$1,469,302
Construction:
Land acquisition & development	6,294	62	—	6,356	192,376	16,773	215,505
Residential	92	—	—	92	48,726	1,335	50,153
Commercial	2,173	—	—	2,173	56,572	6,483	65,228
Total construction loans	8,559	62	—	8,621	297,674	24,591	330,886
Residential	4,269	502	1,044	5,815	744,108	8,557	758,480
Agricultural	1,464	349	2	1,815	166,116	4,591	172,522
Total real estate loans	27,138	1,778	1,046	29,962	2,618,538	82,690	2,731,190
Consumer:
Indirect consumer	2,166	326	3	2,495	441,477	285	444,257
Other consumer	642	157	1	800	133,786	888	135,474
Credit card	308	222	467	997	55,614	22	56,633
Total consumer loans	3,116	705	471	4,292	630,877	1,195	636,364
Commercial	4,097	3,966	329	8,392	665,884	14,568	688,844
Agricultural	813	311	95	1,219	110,051	141	111,411
Other, including overdrafts		—	—	—	1,307	—	1,307
Loans held for investment	35,164	6,760	1,941	43,865	4,026,657	98,594	4,169,116
Mortgage loans originated for sale	—	—	—	—	55,443	—	55,443
Total loans	$35,164	$6,760	$1,941	$43,865	$4,082,100	$98,594	$4,224,559

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

If interest on non-accrual loans had been accrued, such income would have approximated $1,352 and $2,702 for the three months ended March 31, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of March 31, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$82,456	$34,042	$38,695	$72,737	$4,429
Construction:
Land acquisition & development	25,929	13,976	6,560	20,536	1,703
Residential	1,925	1,335	—	1,335	—
Commercial	9,422	6,227	256	6,483	68
Total construction loans	37,276	21,538	6,816	28,354	1,771
Residential	11,649	6,181	2,595	8,776	1,132
Agricultural	5,415	1,724	3,098	4,822	1,035
Total real estate loans	136,796	63,485	51,204	114,689	8,367
Commercial	16,521	7,969	7,863	15,832	3,725
Agricultural	205	127	25	152	25
Total	$153,522	$71,581	$59,092	$130,673	$12,117

As of December 31, 2012	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$73,936	$338	$88,657	$188
Construction:
Land acquisition & development	22,641	441	62,227	3
Residential	2,259	—	9,208	18
Commercial	7,898	—	24,265	—
Total construction loans	32,798	441	95,700	21
Residential	10,519	4	18,072	160
Agricultural	4,948	4	7,268	56
Total real estate loans	122,201	787	209,697	425
Commercial	12,746	18	17,885	31
Agricultural	632	4	1,234	—
Total	$135,579	$809	$228,816	$456

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,335 and $2,683 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $75,229 as of March 31, 2013, of which $39,442 were included in non-accrual loans and $35,787 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $76,597 as of December 31, 2012, of which $44,665 were included in non-accrual loans and $31,932 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2013:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended March 31, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	11	$120	$389	$5,345	$183	$6,037
Total real estate loans	11	120	389	5,345	183	6,037
Commercial	4	50	178	265	87	580
Total loans restructured during period	15	$170	$567	$5,610	$270	$6,617

(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2013 or 2012.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended March 31,
	Number of Notes	Balance
Residential real estate	1	$278
Commercial	1	372
Total	2	$650

At March 31, 2013, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$89,207	$127,083	$16,110	$232,400
Construction:
Land acquisition & development	29,171	22,977	4,231	56,379
Residential	2,132	1,728	801	4,661
Commercial	3,000	695	5,788	9,483
Total construction loans	34,303	25,400	10,820	70,523
Residential	9,890	11,185	2,981	24,056
Agricultural	19,062	6,705	3,097	28,864
Total real estate loans	152,462	170,373	33,008	355,843
Consumer:
Indirect consumer	704	1,660	79	2,443
Other consumer	587	1,120	436	2,143
Credit card	—	447	2,281	2,728
Total consumer loans	1,291	3,227	2,796	7,314
Commercial	41,399	22,072	7,996	71,467
Agricultural	2,493	1,423	25	3,941
Total	$197,645	$197,095	$43,825	$438,565

As of December 31, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$101,936	$135,282	$15,173	$252,391
Construction:
Land acquisition & development	28,137	25,884	4,739	58,760
Residential	2,531	2,427	1,143	6,101
Commercial	3,000	795	7,383	11,178
Total construction loans	33,668	29,106	13,265	76,039
Residential	9,542	11,680	4,511	25,733
Agricultural	18,490	6,737	3,228	28,455
Total real estate loans	163,636	182,805	36,177	382,618
Consumer:
Indirect consumer	793	1,764	114	2,671
Other consumer	684	1,395	628	2,707
Credit card	—	415	2,085	2,500
Total consumer loans	1,477	3,574	2,827	7,878
Commercial	42,223	27,184	3,428	72,835
Agricultural	2,596	1,625	28	4,249
Total	$209,932	$215,188	$42,460	$467,580

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

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended March 31, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,073	$504	$12	$100,511
Provision charged to operating expense	(1,035)	537	1,015	(23)	6	500
Less loans charged-off	(4,143)	(1,062)	(811)	(4)	—	(6,020)
Add back recoveries of loans previously charged-off	1,062	473	1,375	3	—	2,913
Ending balance	$71,666	$7,088	$18,652	$480	$18	$97,904

Loans individually evaluated for impairment	$8,367	$—	$3,725	$25	$—	$12,117
Loans collectively evaluated for impairment	63,299	7,088	14,927	455	18	85,787
Allowance for loan losses	$71,666	$7,088	$18,652	$480	$18	$97,904

Total loans:
Individually evaluated for impairment	$114,690	$—	$15,832	$152	$—	$130,674
Collectively evaluated for impairment	2,671,943	636,364	673,012	111,259	1,307	4,093,885
Total loans	$2,786,633	$636,364	$688,844	$111,411	$1,307	$4,224,559

Three Months Ended March 31, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	6,382	(591)	5,441	18	—	11,250
Less loans charged-off	(5,156)	(1,312)	(2,512)	(107)	—	(9,087)
Add back recoveries of loans previously charged-off	506	521	126	5	—	1,158
Ending balance	$89,128	$7,212	$18,380	$1,182	$—	$115,902

Loans individually evaluated for impairment	$26,673	$—	$4,126	$491	$—	$31,290
Loans collectively evaluated for impairment	62,455	7,212	14,254	691	—	84,612
Allowance for loan losses	$89,128	$7,212	$18,380	$1,182	$—	$115,902

Total loans:
Individually evaluated for impairment	$198,033	$—	$13,559	$1,514	$—	$213,106
Collectively evaluated for impairment	2,516,946	606,073	694,838	127,085	568	3,945,510
Total loans	$2,714,979	$606,073	$708,397	$128,599	$568	$4,158,616

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

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$32,571	$37,452
Additions	5,331	13,978
Capitalized improvements	10	(331)
Valuation adjustments	(2,305)	(578)
Dispositions	(3,137)	(5,765)
Ending balance	$32,470	$44,756

(6)	Capital Stock

The Company had 18,424,252 and 17,635,369 shares of Class A common stock outstanding as of March 31, 2013 and December 31, 2012, respectively.

The Company had 25,190,690 and 25,654,954 shares of Class B common stock outstanding as of March 31, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company provides notice to holders of the Series A noncummulative redeemable preferred stock ("Series A Preferred Stock") of its intention to redeem the Series A Preferred Stock on January 18, 2013. Upon notice to holders of the redemption, the Series A Preferred Stock was reclassified from stockholders' equity to a liability. The aggregate redemption price for the Series A Preferred Stock was $50,150.

(7)	Earnings per Common Share

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net income	$20,044	$12,214
Less preferred stock dividends	—	853
Net income available to common shareholders, basic and diluted	$20,044	$11,361

Weighted average common shares outstanding for basic earnings per share computation	43,140,409	42,873,769
Dilutive effects of stock-based compensation	287,973	108,774
Weighted average common shares outstanding for diluted earnings per common share computation	43,428,382	42,982,543

Basic earnings per common share	$0.46	$0.26
Diluted earnings per common share	$0.46	$0.26

The Company had 1,025,419 and 2,657,668 stock options outstanding as of March 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 61,760 and 48,196 shares of unvested restricted stock as of March 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(8)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2013 and December 31, 2012, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of March 31, 2013 and December 31, 2012 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total risk-based capital:
Consolidated	$766,478	15.9%	$385,443	8.0%	NA	NA
FIB	707,053	14.7	383,593	8.0	$479,491	10.0%
Tier 1 risk-based capital:
Consolidated	677,787	14.1	192,721	4.0	NA	NA
FIB	634,648	13.2	191,796	4.0	$287,695	6.0
Leverage capital ratio:
Consolidated	677,787	9.2	293,323	4.0	NA	NA
FIB	634,648	8.7	292,739	4.0	$365,924	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital:
Consolidated	$748,431	15.6%	$384,014	8.0%	NA	NA
FIB	697,695	14.6	382,245	8.0	$477,806	10.0%
Tier 1 risk-based capital:
Consolidated	652,929	13.6	192,007	4.0	NA	NA
FIB	622,466	13.0	191,122	4.0	$286,683	6.0
Leverage capital ratio:
Consolidated	652,929	8.8	296,559	4.0	NA	NA
FIB	622,466	8.4	296,061	4.0	$370,077	5.0

(9)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $67 as of March 31, 2013.

The Company had commitments to purchase held-to-maturity municipal securities of $960 as of March 31, 2013.

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2013, commitments to extend credit to existing and new borrowers approximated $1,176,789 which included $362,247 on unused credit card lines and $304,030 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2013, the Company had outstanding standby letters of credit of $71,407. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(11)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $5,331 and $13,978 to OREO during the three months ended March 31, 2013 and 2012, respectively.

The Company transferred internally originated mortgage servicing rights of $1,144 and $1,040 from loans to mortgage servicing assets during the three months ended March 31, 2013 and 2012, respectively.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the three months ended March 31, 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2013	2012	2013	2012	2013	2012
Investment securities available-for sale:
Change in net unrealized gain during period	$(5,717)	$755	$(2,250)	$296	$(3,467)	$459
Reclassification adjustment for net gains included in net income	(8)	(31)	(3)	(12)	(5)	(19)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	33	14	13	21	20
Total other comprehensive income	$(5,690)	$757	$(2,239)	$297	$(3,451)	$460

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	March 31, 2013	December 31, 2012
Net unrealized gain on investment securities available-for-sale	$14,065	$17,537
Net actuarial loss on defined benefit post-retirement benefit plans	(1,525)	(1,546)
Net accumulated other comprehensive income	$12,540	$15,991

(13)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$779,922	$—	$779,922	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,230,738	—	1,230,738	—
Private mortgage-backed securities	509	—	509	—
Mortgage servicing rights	18,807	—	18,807	—

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

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2013 or 2012.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of March 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$77,089	$—	$—	$77,089
Other real estate owned	14,372	—	—	14,372
Long-lived assets to be disposed of by sale	496	—	—	496

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$74,623	$—	$—	$74,623
Other real estate owned	15,745	—	—	15,745
Long-lived assets to be disposed of by sale	496	—	—	496

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2013, certain impaired loans with a carrying value of $112,054 were reduced by specific valuation allowance allocations of $12,117 and partial loan charge-offs of $22,848 resulting in a reported fair value of $77,089. As of December 31, 2012, certain impaired loans with a carrying value of $107,247 were reduced by specific valuation allowance allocations of $10,297 and partial loan charge-offs of $22,327 resulting in a reported fair value of $74,623.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $2,305 during the three months ended March 31, 2013 were based on management estimates of the current fair value of properties. Write-downs of $578 during the three months ended March 31, 2012 included adjustments of $511 directly related to receipt of updated appraisals and $67 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2013 and December 31, 2012, the Company had a long-lived asset to be disposed of by sale with a carrying value of $566 that had been reduced by write-downs of $70 resulting in a reported fair value of $496.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2013 and December 31, 2012, all mortgage loans held for sale were recorded at cost.

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

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The floating rate subordinated debenture, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics. The carrying value of the preferred stock pending redemption approximated fair value due to the short-term nature of the instrument.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$498,543	$498,543	$—	$498,543	$—
Investment securities available-for-sale	2,011,169	2,011,169	—	2,011,169	—
Investment securities held-to-maturity	210,426	220,115	—	220,115	—
Accrued interest receivable	29,375	29,375	—	29,375	—
Mortgage servicing rights, net	13,006	18,807	—	18,807	—
Net loans	4,126,655	4,139,777	—	4,062,688	77,089
Total financial assets	$6,889,174	$6,917,786	$—	$6,840,697	$77,089

Financial liabilities:
Total deposits, excluding time deposits	$4,684,664	$4,684,664	$—	$4,684,664	$—
Time deposits	1,343,681	1,351,742	—	1,351,742	—
Securities sold under repurchase agreements	467,205	467,205	—	467,205	—
Other borrowed funds	8	8	—	8	—
Accrued interest payable	6,433	6,433	—	6,433	—
Long-term debt	37,150	34,887	—	34,887	—
Subordinated debentures held by subsidiary trusts	82,477	66,080	—	66,080	—
Total financial liabilities	$6,621,618	$6,611,019	$—	$6,611,019	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$801,332	$801,332	$—	$801,332	$—
Investment securities available-for-sale	1,995,258	1,995,258	—	1,995,258	—
Investment securities held-to-maturity	208,223	218,933	—	218,933	—
Accrued interest receivable	28,869	28,869	—	28,869	—
Mortgage servicing rights, net	12,653	16,373	—	16,373	—
Net loans	4,123,401	4,142,426	—	4,067,803	74,623
Total financial assets	$7,169,736	$7,203,191	$—	$7,128,568	$74,623

Financial liabilities:
Total deposits, excluding time deposits	$4,854,927	$4,854,927	$—	$4,854,927	$—
Time deposits	1,385,484	1,394,403	—	1,394,403	—
Securities sold under repurchase agreements	505,785	505,785	—	505,785	—
Other borrowed funds	32	32	—	32	—
Accrued interest payable	6,502	6,502	—	6,502	—
Long-term debt	37,160	35,104	—	35,104	—
Preferred stock pending redemption	50,000	50,000		50,000
Subordinated debentures held by subsidiary trusts	82,477	62,409	—	62,409	—
Total financial liabilities	$6,922,367	$6,909,162	$—	$6,909,162	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Recent Authoritative Accounting Guidance

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210-Balance Sheet to require an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In January 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-01, "Clarifying the Scope and Disclosures about Offsetting Assets and Liabilities," to clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 also clarifies that other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are not subject to the provisions of ASU 2011-11. ASU 2011-11 and ASU 2013-01 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendments in ASU 2013-02 require entities to present, either on the face of the income statement or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2013-04 "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also requires an entity to disclose the nature, amount and other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim period within those years, beginning after December 15, 2013, and is applied retrospectively to all prior periods presented. The Company does not expect amendments in ASU 2013-04 to impact the Company's consolidated financial statements, results of operations or liquidity.

(15)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On April 25, 2013, the Executive Committee of the Company's Board of Directors declared a quarterly dividend to common shareholders of $0.13 per share, to be paid on May 15, 2013 to shareholders of record as of May 6, 2013. No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this press release: continuing or worsening economic conditions, adverse economic conditions affecting Montana, Wyoming and western South Dakota, credit losses, concentrations of real estate loans, commercial loan risk, adequacy of the allowance for loan losses, impairment of goodwill, changes in interest rates, access to low-cost funding sources, increases in deposit insurance premiums, repurchases of mortgage loans from or reimbursements to investors due to contractual or warranty breach, inability to grow business, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act, changes in or noncompliance with governmental regulations, effects of recent legislative and regulatory efforts to stabilize financial markets, dependence on the Company’s management team, ability to attract and retain qualified employees, failure of technology, reliance on external vendors, inability to meet liquidity requirements, lack of acquisition candidates, failure to manage growth, competition, inability to manage risks in turbulent and dynamic market conditions, ineffective internal operational controls, environmental remediation and other costs, litigation pertaining to fiduciary responsibilities, failure to effectively implement technology-driven products and services, capital required to support the Company’s bank subsidiary, soundness of other financial institutions, impact of proposed Basel III capital standards for U.S. banks, inability of our bank subsidiary to pay dividends, implementation of new lines of business or new product or service offerings, change in dividend policy, lack of public market for our Class A common stock, volatility of Class A common stock, voting control of Class B stockholders, decline in market price of Class A common stock, dilution as a result of future equity issuances, uninsured nature of any investment in Class A common stock, anti-takeover provisions, controlled company status and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of March 31, 2013, we had consolidated assets of $7,439 million, deposits of $6,028 million, loans of $4,225 million and total stockholders’ equity of $771 million. We currently operate 76 banking offices, including detached drive-up facilities, in 42 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $133 million, or 3.12% of total loans and OREO, as of March 31, 2013, as compared to $143 million, or 3.35% of total loans and OREO as of December 31, 2012, primarily due to the movement of non-accrual loans out of the loan portfolio through charge-off or foreclosure.

The provision for loan losses decreased to $500 thousand for the three months ended March 31, 2013, as compared to $8.0 million for the three months ended December 31, 2012 and $11.3 million for three months ended March 31, 2012. These decreases are reflective of improvement in local and national economic trends, continued improvement in and stabilization of credit quality as evidenced by continuing declining levels of non-performing and criticized loans and high levels of recoveries of previously charged-off loans.

As of January 1, 2013, we no longer present accruing loans modified in troubled debt restructurings as non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue. Prior period balances and ratios have been adjusted to reflect this change.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Notes 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 describes our accounting policy with regard to goodwill.

Our annual evaluation of goodwill for impairment performed as of July 1st each year. Upon completion of the most recent evaluation, it was determined that the estimated fair value of net assets was greater than carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. During first quarter 2013, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $1.7 million, or 2.8%, to $60.4 million, as compared to $62.1 million during fourth quarter 2012, and $1.4 million, or 2.2%, from $61.8 million during first quarter 2012. Declines in yields earned on our loan and investment portfolios during first quarter 2013 were partially offset by increases in average outstanding loans and investment securities, reductions in the cost of interest bearing liabilities and, compared to fourth quarter 2012, lower average outstanding interest bearing deposits in banks. Also offsetting the impact of lower asset yields was an approximate 150 basis point decrease in the cost of our junior subordinated debentures during first quarter 2013, as compared to fourth quarter 2012 and first quarter 2012, due to the contractual repricing of $46 million of junior subordinated debentures from fixed interest rates to variable rates priced from 2.40% to 2.75% over LIBOR.

Our net interest margin ratio, on a fully taxable-equivalent, or FTE, basis, remained flat at 3.55% for the three months ended March 31, 2013, as compared to the three months ended December 31 2012, and decreased 17 basis points from 3.72% for the the three months ended March 31, 2012. Impacting our net FTE interest margin ratio were net recoveries of charged-off interest. During first quarter 2013, we recorded net recoveries of charged-off interest of $620 thousand, as compared to net recoveries of $425 thousand during fourth quarter 2012 and net charged-off interest of $94 thousand during first quarter 2012. Exclusive of net recoveries of charged-off interest, our net interest margin ratio was 3.51% for the three months ended March 31, 2013, 3.53% for the three months ended December 31, 2012, and 3.72% for the three months ended March 31, 2012.

The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,216,934	$55,913	5.38%	$4,165,203	$58,374	5.64%
Investment securities (2)	2,204,458	9,980	1.84	2,143,438	11,604	2.18
Interest bearing deposits in banks	476,856	298	0.25	374,899	237	0.25
Federal funds sold	2,521	4	0.64	609	1	0.66
Total interest earnings assets	6,900,769	66,195	3.89	6,684,149	70,216	4.23
Non-earning assets	598,283			619,137
Total assets	$7,499,052			$7,303,286
Interest bearing liabilities:
Demand deposits	$1,728,813	$473	0.11%	$1,582,805	$646	0.16%
Savings deposits	1,550,146	653	0.17	1,449,239	1,015	0.28
Time deposits	1,365,232	3,229	0.96	1,540,789	4,601	1.20
Repurchase agreements	512,180	100	0.08	513,407	156	0.12
Other borrowed funds	7	—	—	35	—	—
Preferred stock pending redemption	9,444	159	6.83	—	—	—
Long-term debt	37,153	480	5.24	37,194	498	5.39
Subordinated debentures held by by subsidiary trusts	82,477	696	3.42	123,715	1,507	4.90
Total interest bearing liabilities	5,285,452	5,790	0.44	5,247,184	8,423	0.65
Non-interest bearing deposits	1,398,850			1,232,874
Other non-interest bearing liabilities	53,810			50,071
Stockholders’ equity	$760,940			$773,157
Total liabilities and stockholders’ equity	7,499,052			7,303,286
Net FTE interest income		60,405			61,793
Less FTE adjustments (2)		$(1,128)			$(1,159)
Net interest income from consolidated statements of income		59,277			60,634
Interest rate spread			3.45%			3.58%
Net FTE interest margin (3)			3.55%			3.72%
Cost of funds, including non-interest bearing demand deposits (4)			0.35%			0.52%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$725	$(3,186)	$(2,461)
Investment securities (1)	330	(1,954)	(1,624)
Interest bearing deposits in banks	64	(3)	61
Federal funds sold	3	—	3
Total change	1,122	(5,143)	(4,021)
Interest bearing liabilities:
Demand deposits	60	(233)	(173)
Savings deposits	71	(433)	(362)
Time deposits	(524)	(848)	(1,372)
Repurchase agreements	—	(56)	(56)
Long-term debt	(1)	(17)	(18)
Preferred stock pending redemption	159	—	159
Subordinated debentures	(502)	(309)	(811)
Total change	(737)	(1,896)	(2,633)
Increase (decrease) in FTE net interest income	$1,859	$(3,247)	$(1,388)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $10.8 million, or 95.6%, to $500 thousand for the three months ended March 31, 2013, as compared to $11.3 million for the same period in 2012, and decreased $7.5 million, or 93.8%, as compared to $8.0 million during the three months ended December 31, 2012. Decreases in the provision for loan losses are reflective of improvement in local and national economic trends, continued improvement in and stabilization of credit quality as evidenced by declining levels of non-performing and criticized loans and a high level of recoveries of previously charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $2.4 million, or 9.2%, to $28.8 million for the three months ended March 31, 2013, as compared to $26.4 million for the same period in 2012, and decreased $1.8 million, or 5.9%, as compared to $30.6 million during the three months ended December 31, 2012. Significant components of these fluctuations are discussed below.

Fluctuations in market interest rates have a significant impact on the level of income from the origination and sale of loans. Income from the origination and sale of loans increased $2.3 million, or 27.3%, to $10.7 million during the three months ended March 31, 2013, as compared to $8.4 million during the same period in 2012, and decreased $1.6 million, or 13.4%, as compared to $12.3 million during the three months ended December 31, 2012. Loans originated for purchased homes were approximately $105 million during first quarter 2013, the highest first quarter level in the Company's history and a 24.9% increase from first quarter 2012. Loans originated for purchased homes are less sensitive to changes in market interest rates than loans originated to refinance existing mortgages. Loans originated for purchased homes accounted for approximately 33% of our first quarter 2013 residential loan origination, compared to 32% during fourth quarter 2012, and 29% during first quarter 2012.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees decreased $168 thousand, or 2.0%, to $8.3 million during the three months ended March 31, 2013, as compared to $8.4 million during the same period in the prior year, and $518 thousand, or 5.9%, as compared to $8.8 million during the three months ended December 31, 2012. Decreases in other service charges, commissions and fees during first quarter 2013, as compared to fourth quarter 2012, were primarily due to lower credit and debit card transaction volumes that typically occur during the first quarter of each year.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $851 thousand, or 25.9%, to $4.1 million during the three months ended March 31, 2013, as compared to $3.3 million during the same period in 2012, and increased $475 thousand, or 13.0%, as compared to $3.7 million during the three months ended December 31, 2012, primarily due to the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Other income decreased $421 thousand, or 20.1%, to $1.7 million for the three months ended March 31, 2013, compared to $2.1 million for the same period in 2012, and increased $251 thousand, or 17.6%, as compared to $1.4 million during the three months ended December 31, 2012. Variations in other income between periods were primarily due to fluctuations in earnings on securities held under deferred compensation plans.

Non-interest Expense. Non-interest expense decreased $755 thousand, or 1.3%, to $56.7 million for the three months ended March 31, 2013, as compared to $57.4 million for the same period in 2012, and decreased $1.1 million, or 2.0%, as compared to $57.8 million for the three months ended December 31, 2012. Significant components of these decreases are discussed below.

Salaries and wages increased $1.8 million, or 8.5%, to $23.4 million during the three months ended March 31, 2013, as compared to $21.6 million during the same period in the prior year, and increased $117 thousand , or less than 1%, as compared to $23.3 million during the three months ended December 31, 2012, primarily due to higher incentive compensation accruals reflective of our improved financial performance. Increases in incentive compensation accruals during first quarter 2013, as compared to fourth quarter 2012, were largely offset by a reduction in salaries expense due to a slight decrease in full-time equivalent employees.

Employee benefits expense decreased $791 thousand, or 8.8%, to $8.2 million during the three months ended March 31, 2013, as compared to $9.0 million during same period in 2012, primarily due to lower discretionary profit sharing accruals. Employee benefits expense increased $2.1 million, or 33.7%, as compared to $6.1 million during the three months ended December 31, 2012, due to the fourth quarter 2012 reversal of $1.1 million of previously accrued group health insurance expense to reflect favorable claims experience in 2012. Also contributing to the increase in employees benefits expense during first quarter 2013, as compared to fourth quarter 2012, were payroll tax and stock-based compensation expenses.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sales of OREO properties and carrying costs and/or operating expenses of OREO properties. OREO expense, net of income, increased $791 thousand, or 71.6%, to $1.9 million for the three months ended March 31, 2013, as compared to $1.1 million for the same period in 2012, and decreased $2.0 million, or 51.1%, as compared to $3.9 million during the three months ended December 31, 2012. First quarter 2013 net OREO expense included $411 thousand of net operating expenses, $2.3 million of fair value write-downs and net gains of $820 thousand on the sale of OREO properties, as compared to $453 thousand of net operating expenses, $578 thousand of fair value write-downs and net losses of $74 thousand during first quarter 2012 and $883 thousand of net operating expenses, $3.3 million of fair value write-downs and net gains of $273 thousand during fourth quarter 2012.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses decreased $3.2 million, or 23.5%, to $10.3 million for the three months ended March 31, 2013, as compared to $13.5 million during the same period in the prior year, due to the first quarter 2012 accrual of $3.0 million of collection and settlement costs related to one borrower. Other expenses decreased $795 thousand, or 7.1%, to $10.3 million for the three months ended March 31, 2013, as compared to $11.1 million for the three months ended December 31, 2012, primarily due to lower advertising expense due to differences in the timing of advertising campaigns.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During the three months ended March 31, 2013, we reversed impairment of mortgage servicing rights of $48 thousand, as compared to a reversal of impairment of $868 thousand during the same period in the prior year, and the reversal of impairment of $10 thousand during the three months ended December 31, 2012.

Income Tax Expense. Our effective federal income tax rate was 30.8% for the three months ended March 31, 2013 and 28.7% for the three months ended March 31, 2012. Changes in the effective federal income tax rates were primarily due to higher levels of taxable income without a proportional increase in tax exempt interest income on loan and investment securities.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.4% for the three months ended March 31, 2013 and 4.6% for the three months ended March 31, 2012.

Financial Condition

Total assets decreased $282 million, or 3.7%, to $7,439 million as of March 31, 2013, from $7,722 million as of December 31, 2012.

Loans. Total loans increased $647 thousand, or less than 1%, to $4,225 million as of March 31, 2013, from $4,224 million as of December 31, 2012. All major loan categories decreased or remained flat with the exception of residential real estate and indirect consumer loans. Residential real estate loans increased to $758 million as of March 31, 2013, from $708 million as of December 31, 2012, due to retention of certain residential loans with contractual maturities of fifteen years or less. Indirect consumer loans grew to $444 million as of March 31, 2013, from $438 million as of December 31, 2012, due to continuing expansion of our indirect lending program within our existing market areas and competitive loan pricing.

The most significant decreases in total loans as of March 31, 2013, as compared to December 31, 2012, occurred in commercial real estate and real estate construction loans. Commercial real estate loans decreased $28 million, or 1.9%, to $1,469 million as of March 31, 2013, from $1,497 million as of December 31, 2012, primarily due to slow loan growth combined with the movement of lower quality loans out of the portfolio through charge-off, pay-off and foreclosure. Real estate construction loans decreased $4 million, or 1.1%, to $331 million as of March 31, 2013, from $335 million as of December 31, 2012. Decreases in real estate construction loans occurred primarily in land acquisition and development loans and were largely due to movement of lower quality loans out of the portfolio through charge-off or foreclosure. In recent quarters, real estate construction loans outstanding have begun to stabilize due to increased housing construction in our market areas.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Non-performing loans:
Non-accrual loans	$98,594	$107,799	$122,931	$129,923	$180,910
Accruing loans past due 90 days or more	1,941	2,277	4,339	6,451	5,017

Total non-performing loans	100,535	110,076	127,270	136,374	185,927
OREO	32,470	32,571	39,971	53,817	44,756

Total non-performing assets	$133,005	$142,647	$167,241	$190,191	$230,683

Non-performing loans to total loans	2.38%	2.61%	3.04%	3.27%	4.47%
Non-performing assets to total loans and OREO	3.12%	3.35%	3.96%	4.50%	5.49%
Non-performing assets to total assets	1.79%	1.85%	2.24%	2.60%	3.12%

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more. We monitor and evaluate collateral values on non-performing loans quarterly. Appraisals are required on all non-performing loans every 18-24 months, or sooner as conditions necessitate. We monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The adjusted appraised value is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Overall increases in specific valuation allowances will result in higher provisions for loan losses. Provisions for loan losses are also impacted by changes in the historical or general valuation elements of the allowance for loan losses as well.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2013	Percent of Total	December 31, 2012	Percent of Total
Real estate:
Commercial	$44,951	44.7%	$50,517	45.8%
Construction:		.
Land acquisition and development	16,773	16.8%	19,628	17.8%
Commercial	6,483	6.4%	8,126	7.4%
Residential	1,336	1.3%	2,175	2.0%
Total construction	24,592	24.5%	29,929	27.2%
Residential	9,601	9.5%	11,511	10.5%
Agricultural	4,593	4.6%	5,048	4.6%
Total real estate	83,737	83.3%	97,005	88.1%
Consumer	1,666	1.7%	1,727	1.6%
Commercial	14,897	14.8%	10,812	9.8%
Agricultural	235	0.2%	525	0.5%
Other	—	—%	7	—%
Total non-performing loans	$100,535	100.0%	$110,076	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.4 million and $2.7 million would have been accrued for the three months ended March 31, 2013 and 2012, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $9  million, or 8.5%, to $99 million at March 31, 2013, from $108 million at December 31, 2012, primarily due to movement of non-accrual loans out of the loan portfolio through charge-off and foreclosure.

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

OREO remained relatively unchanged at $32 million as of March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013, we recorded additions to OREO of $5 million, wrote down the fair value of OREO properties by $2 million and sold OREO with a book value of $3 million at a gain of $820 thousand. As of March 31, 2013, the composition of our OREO was as follows: 41% land and land development properties, 32% commercial properties and 27% residential properties.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Balance at beginning of period	$100,511	$99,006	$102,794	$115,902	$112,581
Provision charged to operating expense	500	8,000	9,500	12,000	11,250
Charge offs:
Real estate
Commercial	1,098	2,914	3,058	6,362	681
Construction	1,723	3,355	4,477	15,107	2,571
Residential	1,226	590	1,603	861	1,825
Agricultural	96	2	1	20	79
Consumer	1,062	1,458	1,340	1,210	1,312
Commercial	811	1,963	4,334	3,180	2,512
Agricultural	4	9	—	5	107
Total charge-offs	6,020	10,291	14,813	26,745	9,087
Recoveries:
Real estate
Commercial	714	318	24	483	213
Construction	325	1,443	260	13	173
Residential	23	59	102	30	120
Agricultural	1	—	2	—	—
Consumer	472	471	465	488	521
Commercial	1,375	1,504	665	609	126
Agricultural	3	1	7	14	5
Total recoveries	2,913	3,796	1,525	1,637	1,158
Net charge-offs	3,107	6,495	13,288	25,108	7,929
Balance at end of period	$97,904	$100,511	$99,006	$102,794	$115,902

Period end loans	$4,224,559	$4,223,912	$4,180,051	$4,169,963	$4,158,616
Average loans	4,216,934	4,197,665	4,183,016	4,159,565	4,165,203
Net loans charged-off to average loans, annualized	0.30%	0.62%	1.26%	2.43%	0.76%
Allowance to period end loans	2.32%	2.38%	2.37%	2.47%	2.79%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $18 million, or less than 1%, to $2,222 million, or 30.0% of total assets, as of March 31, 2013, from $2,203 million, or 28.5% of total assets, as of December 31, 2012.
We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2013, we had investment securities with fair values of $650 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $7 thousand as of March 31, 2013, and were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $212 million, or 3.4%, to $6,028 million as of March 31, 2013, from $6,240 million December 31, 2012, with a slight shift in the mix of deposits away from demand and time deposits to savings deposits. Total deposits were at an historically high level as of December 31, 2012 and returned to a more normalized level as of March 31, 2013. Management attributes the decrease in total deposits as of March 31, 2013, compared to December 31, 2012, to a myriad of factors including customers reinvesting cash into stocks and other investments to take advantage of improvement in the stock market, business customers reinvesting cash into their own businesses and individual and corporate income tax payments.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2013	Percent of Total	December 31, 2012	Percent of Total
Non-interest bearing demand	$1,406,892	23.3%	$1,495,309	24.0%
Interest bearing:
Demand	1,713,715	28.4	1,811,905	29.0
Savings	1,564,057	26.0	1,547,713	24.8
Time, $100 and over	569,427	9.5	594,712	9.5
Time, other (1)	774,254	12.8	790,772	12.7
Total interest bearing	4,621,453	76.7	4,745,102	76.0
Total deposits	$6,028,345	100.0%	$6,240,411	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $69 million as of March 31, 2013 and $72 million as of December 31, 2012.

Repurchase Agreements. In addition to deposits, repurchase agreement with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $39 million, or 7.6%, to $467 million as of March 31, 2013, from $506 million as of December 31, 2012, due to fluctuations in the liquidity of our customers.

Preferred Stock Redemption. On January 18, 2013, we redeemed $50 million of outstanding 6.75% Series A noncumulative redeemable preferred stock, or preferred stock. The aggregate redemption price was $50 million, which represented par value plus unpaid and accrued dividends to the date of redemption. The preferred stock was reclassified from stockholders' equity to a liability upon notice of the redemption to preferred stockholders in December 2012.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $20 million, or 2.7%, to $771 million as of March 31, 2013, from $751 million as of December 31, 2012, due to the retention of earnings.

During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders. This accelerated dividend, paid on December 17, 2013, was in lieu of the quarterly dividend which would have been declared and paid in January 2013. On April 25, 2013, we declared a quarterly dividend to common stockholders of $0.13 per share to be paid on May 15, 2013 to shareholders of record as of May 6, 2013.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of March 31, 2013 and December 31, 2012, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of March 31, 2013, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.24%, 14.07% and 15.91%, respectively, as compared to 8.81%, 13.60% and 15.59%, respectively, as of December 31, 2012. For additional information regarding our capital levels see “Note 8 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Recent Accounting Pronouncements

See “Note 14 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2013, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2013.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended Mach 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	—	$—	—	Not Applicable
February 2013	25,677	17.43	—	Not Applicable
March 2013	—	—	—	Not Applicable
Total	25,677	$15.23	—	Not Applicable

(1)	Represents shares purchased by the Company in satisfaction of minimum required income tax withholding requirements pursuant to the vesting of restricted stock.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation dated March 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on March 10, 2010)

3.2	Second Amended and Restated Bylaws dated January 27, 2011 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on February 3, 2011)

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
10-Q for the quarter ended September 30, 2010)

10.10*†	Third Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

10.11†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers, (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2008)

10.12†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers, (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on form 8-K filed on February 13, 2013)

10.13
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date: April 30, 2013	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date: April 30, 2013	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer