Form 10-Q
period 2013-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2013-07-31
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2013 – Class A common stock	18,952,123
June 30, 2013 – Class B common stock	24,883,758

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES Quarterly Report on Form 10-Q Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets - June 30, 2013 and December 31, 2012	3

	Consolidated Statements of Income - Three and Six Months Ended June 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2013 and 2012	5

	Consolidated Statements of Changes in Stockholders’ Equity - Six Months Ended June 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 and 2012	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A .	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$128,452	$177,978
Federal funds sold	786	730
Interest bearing deposits in banks	238,979	622,624
Total cash and cash equivalents	368,217	801,332
Investment securities:
Available-for-sale	1,923,216	1,995,258
Held-to-maturity (estimated fair values of $219,028 and $218,933 at June 30, 2013 and December 31, 2012, respectively)	215,323	208,223
Total investment securities	2,138,539	2,203,481
Loans held for investment	4,223,078	4,157,470
Mortgage loans held for sale	74,286	66,442
Total loans	4,297,364	4,223,912
Less allowance for loan losses	98,528	100,511
Net loans	4,198,836	4,123,401
Premises and equipment, net of accumulated depreciation	181,940	187,565
Goodwill	183,673	183,673
Company-owned life insurance	77,602	76,729
Other real estate owned (“OREO”)	22,782	32,571
Accrued interest receivable	29,272	28,869
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,304	12,653
Deferred tax asset, net	15,397	2,597
Core deposit intangibles, net of accumulated amortization	5,228	5,937
Other assets	56,718	62,953
Total assets	$7,291,508	$7,721,761
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,393,732	$1,495,309
Interest bearing	4,536,600	4,745,102
Total deposits	5,930,332	6,240,411
Securities sold under repurchase agreements	421,314	505,785
Accounts payable and accrued expenses	44,054	48,208
Accrued interest payable	6,236	6,502
Long-term debt	37,139	37,160
Other borrowed funds	2	32
Preferred stock pending redemption	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,521,554	6,970,575
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2013 and 5,000 shares issued and outstanding as of December 31, 2012	—	—
Common stock	279,232	271,335
Retained earnings	499,761	463,860
Accumulated other comprehensive income (loss), net	(9,039)	15,991
Total stockholders’ equity	769,954	751,186
Total liabilities and stockholders’ equity	$7,291,508	$7,721,761
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$54,853	$58,084	$110,346	$115,994
Interest and dividends on investment securities:
Taxable	7,671	9,458	15,717	19,163
Exempt from federal taxes	1,215	1,240	2,441	2,444
Interest on deposits in banks	212	279	510	516
Interest on federal funds sold	5	6	9	7
Total interest income	63,956	69,067	129,023	138,124
Interest expense:
Interest on deposits	4,038	5,779	8,393	12,041
Interest on securities sold under repurchase agreements	74	152	174	308
Interest on long-term debt	483	495	963	993
Interest on preferred stock pending redemption	—	—	159	—
Interest on subordinated debentures held by subsidiary trusts	601	1,467	1,297	2,974
Total interest expense	5,196	7,893	10,986	16,316
Net interest income	58,760	61,174	118,037	121,808
Provision for loan losses	375	12,000	875	23,250
Net interest income after provision for loan losses	58,385	49,174	117,162	98,558
Non-interest income:
Income from the origination and sale of loans	10,043	9,420	20,718	17,804
Other service charges, commissions and fees	8,977	8,254	17,233	16,678
Service charges on deposit accounts	4,323	4,455	8,391	8,616
Wealth management revenues	4,020	3,815	8,154	7,098
Investment securities gains (losses), net	(12)	198	(4)	229
Other income	2,228	1,520	3,906	3,619
Total non-interest income	29,579	27,662	58,398	54,044
Non-interest expense:
Salaries and wages	23,470	21,640	46,875	43,204
Employee benefits	7,546	6,819	15,721	15,785
Occupancy, net	4,063	4,037	8,089	8,025
Furniture and equipment	3,163	3,189	6,215	6,327
Outsourced technology services	2,195	2,179	4,352	4,445
OREO expense, net of income	(915)	1,806	981	2,911
FDIC insurance premiums	1,356	1,601	2,733	3,196
Professional fees	1,136	1,002	2,263	1,935
Mortgage servicing rights amortization	719	817	1,558	1,712
Mortgage servicing rights impairment (recovery)	(11)	52	(59)	(816)
Core deposit intangibles amortization	355	355	709	710
Other expenses	11,943	13,802	22,268	27,305
Total non-interest expense	55,020	57,299	111,705	114,739
Income before income tax expense	32,944	19,537	63,855	37,863
Income tax expense	11,439	6,527	22,306	12,639
Net income	21,505	13,010	41,549	25,224
Preferred stock dividends	—	853	—	1,706
Net income available to common shareholders	$21,505	$12,157	$41,549	$23,518

Basic earnings per common share	$0.49	$0.28	$0.96	$0.55
Diluted earnings per common share	$0.49	$0.28	$0.95	$0.55

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$21,505	$13,010	$41,549	$25,224
Other comprehensive loss, before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	(35,625)	(1,864)	(41,342)	(1,107)
Reclassification adjustment for net losses (gains) included in income	12	(198)	4	(229)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	35	70	68
Other comprehensive loss, before tax	(35,578)	(2,027)	(41,268)	(1,268)
Deferred tax benefit related to other comprehensive loss	13,999	797	16,238	499
Other comprehensive loss, net of tax	(21,579)	(1,230)	(25,030)	(769)
Comprehensive income (loss), net of tax	$(74)	$11,780	$16,519	$24,455
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186
Comprehensive income:
Net income	—	—	41,549	—	41,549
Other comprehensive loss, net of tax benefit	—	—	—	(25,030)	(25,030)
Common stock transactions:
25,677 common shares purchased and retired	—	(448)	—	—	(448)
26,096 common shares issued	—	—	—	—	—
108,873 non-vested common shares issued	—	—	—	—	—
10,138 non-vested common shares forfeited	—	—	—	—	—
446,404 stock options exercised, net of 150,290 shares tendered in payment of option price and income tax withholding amounts	—	5,799	—	—	5,799
Tax benefit of stock-based compensation	—	524	—	—	524
Stock-based compensation expense	—	2,022	—	—	2,022
Cash dividends declared:
Common ($0.13 per share)	—	—	(5,648)	—	(5,648)
Balance at June 30, 2013	$—	$279,232	$499,761	$(9,039)	$769,954

Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	25,224	—	25,224
Other comprehensive loss, net of tax benefit	—	—	—	(769)	(769)
Common stock transactions:
17,981 common shares purchased and retired	—	(257)	—	—	(257)
23,973 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
3,193 non-vested common shares forfeited	—	—	—	—	—
118,865 stock options exercised, net of 39,667 shares tendered in payment of option price and income tax withholding amounts	—	1,263	—	—	1,263
Tax benefit of stock-based compensation	—	126	—	—	126
Stock-based compensation expense	—	1,724	—	—	1,724
Cash dividends declared:
Common ($0.24 per share)	—	—	(10,290)	—	(10,290)
Preferred (6.75% per share)	—	—	(1,706)	—	(1,706)
Balance at June 30, 2012	$50,000	$269,698	$448,372	$18,265	$786,335
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$41,549	$25,224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	23,250
Net gain on disposal of property and equipment	(16)	(501)
Depreciation and amortization	8,298	8,568
Net premium amortization on investment securities	7,902	5,188
Net loss (gain) on investment securities transactions	4	(229)
Net gain on sale of mortgage loans held for sale	(14,984)	(12,423)
Net loss (gain) on sale of OREO	(2,671)	6
Write-down of OREO and other assets pending disposal	3,180	1,217
Net reversal of impairment of mortgage servicing rights	(59)	(816)
Net gain on sale of mortgage servicing rights	—	(19)
Deferred income tax expense	3,456	5,030
Net increase in cash surrender value of company-owned life insurance policies	(873)	(969)
Stock-based compensation expense	2,022	1,724
Tax benefits from stock-based compensation expense	524	126
Excess tax benefits from stock-based compensation	(468)	(108)
Originations of mortgage loans held for sale, net of sales	4,991	(12,265)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(403)	1,038
Decrease in other assets	7,004	1,754
Increase (decrease) in accrued interest payable	(266)	92
Decrease in accounts payable and accrued expenses	(4,112)	(8,659)
Net cash provided by operating activities	55,953	37,228
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(13,755)	(19,104)
Available-for-sale	(430,395)	(439,614)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	5,807	4,739
Available-for-sale	453,678	536,527
Capital distribution by unconsolidated subsidiary trust	—	1,238
Proceeds from sales of mortgage servicing rights	470	907
Extensions of credit to customers, net of repayments	(84,078)	(29,736)
Recoveries of loans charged-off	7,057	2,795
Proceeds from sales of OREO	18,464	15,674
Capital expenditures, net of sales	(1,886)	(8,467)
Net cash provided by (used in) investing activities	$(44,638)	$64,959
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$(310,079)	$74,408
Net decrease in repurchase agreements	(84,471)	(60,250)
Net decrease in other borrowed funds	(30)	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	(41,238)
Repayments of long-term debt	(21)	(19)
Redemption of preferred stock	(50,000)
Proceeds from issuance of common stock	5,799	1,263
Excess tax benefits from stock-based compensation	468	108
Purchase and retirement of common stock	(448)	(257)
Dividends paid to common stockholders	(5,648)	(10,290)
Dividends paid to preferred stockholders	—	(1,706)
Net cash used in financing activities	(444,430)	(37,981)
Net increase (decrease) in cash and cash equivalents	(433,115)	64,206
Cash and cash equivalents at beginning of period	801,332	472,447
Cash and cash equivalents at end of period	$368,217	$536,653

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$20,838	$12,740
Cash paid during the period for interest expense	11,252	16,224
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2013 and December 31, 2012, and the results of operations for each of the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2012 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2013 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$744,215	$1,158	$(11,559)	$733,814
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,190,975	15,783	(17,819)	1,188,939
Private mortgage-backed securities	457	9	(3)	463
Total	$1,935,647	$16,950	$(29,381)	$1,923,216

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$197,193	$5,730	$(1,990)	$200,933
Corporate securities	18,130	64	(99)	18,095
Total	$215,323	$5,794	$(2,089)	$219,028

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$751,501	$3,518	$(163)	$754,856
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,214,377	27,000	(1,526)	1,239,851
Private mortgage-backed securities	539	13	(1)	551
Total	$1,966,417	$30,531	$(1,690)	$1,995,258

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county and municipal securities	$192,875	$10,835	$(176)	$203,534
Corporate securities	14,975	64	(13)	15,026
Other securities	373	—	—	373
Total	$208,223	$10,899	$(189)	$218,933

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains	$4	$201	$12	$232
Gross realized losses	16	3	16	3

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012

	Less than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$442,307	$(11,559)	$—	$—	$442,307	$(11,559)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	742,630	(17,819)	—	—	742,630	(17,819)
Private mortgage-backed securities	—	—	112	(3)	112	(3)
Total	$1,184,937	$(29,378)	$112	$(3)	$1,185,049	$(29,381)

	Less than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$52,225	$(1,963)	$504	$(27)	$52,729	$(1,990)
Corporate securities	12,399	(99)	—	—	12,399	(99)
Total	$64,624	$(2,062)	$504	$(27)	$65,128	$(2,089)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$93,982	$(163)	$—	$—	$93,982	$(163)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	250,198	(1,526)	—	—	250,198	(1,526)
Private mortgage-backed securities	—	—	137	(1)	137	(1)
Total	$344,180	$(1,689)	$137	$(1)	$344,317	$(1,690)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$19,389	$(168)	$557	$(8)	$19,946	$(176)
Corporate securities	9,312	(13)	—	—	9,312	(13)
Total	$28,701	$(181)	$557	$(8)	$29,258	$(189)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 212 and 69 individual investment securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, respectively. Unrealized losses as of June 30, 2013 and December 31, 2012 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three or six months ended June 30, 2013 and 2012.

Maturities of investment securities at June 30, 2013 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2013	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$328,967	$328,602	$4,898	$4,935
After one year but within five years	944,490	940,392	57,519	58,058
After five years but within ten years	602,366	594,500	88,943	90,890
After ten years	59,824	59,722	63,963	65,145
Total	$1,935,647	$1,923,216	$215,323	$219,028

As of June 30, 2013, the Company had investment securities callable within one year with amortized costs and estimated fair values of $403,826 and $395,608, respectively, including callable structured notes with amortized costs and estimated fair values of $117,486 and $115,366, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2013	December 31, 2012
Real estate loans:
Commercial	$1,447,145	$1,497,272
Construction:
Land acquisition & development	210,761	220,196
Residential	60,883	49,274
Commercial	65,567	65,059
Total construction loans	337,211	334,529
Residential	804,200	708,339
Agricultural	176,799	177,244
Total real estate loans	2,765,355	2,717,384
Consumer:
Indirect consumer	457,151	438,245
Other consumer	136,459	137,743
Credit card	59,334	60,806
Total consumer loans	652,944	636,794
Commercial	680,751	688,753
Agricultural	121,530	113,627
Other, including overdrafts	2,498	912
Loans held for investment	4,223,078	4,157,470
Mortgage loans held for sale	74,286	66,442
Total loans	$4,297,364	$4,223,912

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2013	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$11,794	$1,766	$—	$13,560	$1,387,523	$46,062	$1,447,145
Construction:
Land acquisition & development	4,265	974	61	5,300	189,173	16,288	210,761
Residential	1,112	—	—	1,112	58,245	1,526	60,883
Commercial	—	—	—	—	59,375	6,192	65,567
Total construction loans	5,377	974	61	6,412	306,793	24,006	337,211
Residential	2,139	1,033	701	3,873	792,782	7,545	804,200
Agricultural	350	—	83	433	166,677	9,689	176,799
Total real estate loans	19,660	3,773	845	24,278	2,653,775	87,302	2,765,355
Consumer:
Indirect consumer	2,006	416	38	2,460	454,395	296	457,151
Other consumer	867	63	14	944	134,975	540	136,459
Credit card	301	275	487	1,063	58,250	21	59,334
Total consumer loans	3,174	754	539	4,467	647,620	857	652,944
Commercial	8,235	1,523	361	10,119	655,189	15,443	680,751
Agricultural	1,264	1,025	—	2,289	119,114	127	121,530
Other, including overdrafts		—	—	—	2,498	—	2,498
Loans held for investment	32,333	7,075	1,745	41,153	4,078,196	103,729	4,223,078
Mortgage loans originated for sale	—	—	—	—	74,286	—	74,286
Total loans	$32,333	$7,075	$1,745	$41,153	$4,152,482	$103,729	$4,297,364

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

If interest on non-accrual loans had been accrued, such income would have been approximately $318 and $584 for the three months ended June 30, 2013 and 2012, respectively and approximately $655 and $1,272 for the six months ended June 30, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of June 30, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$65,957	$32,854	$31,688	$64,542	$5,498
Construction:
Land acquisition & development	21,554	10,526	6,755	17,281	2,549
Residential	2,227	1,526	—	1,526	—
Commercial	8,374	5,944	248	6,192	63
Total construction loans	32,155	17,996	7,003	24,999	2,612
Residential	10,554	2,448	5,331	7,779	1,253
Agricultural	10,017	7,363	2,558	9,921	904
Total real estate loans	118,683	60,661	46,580	107,241	10,267
Commercial	17,776	6,792	9,918	16,710	5,205
Agricultural	191	117	22	139	22
Total	$136,650	$67,570	$56,520	$124,090	$15,494

As of December 31, 2012	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$67,605	$272	$87,135	$320
Construction:
Land acquisition & development	19,007	15	51,949	30
Residential	1,569	—	3,637	—
Commercial	6,346	—	20,807	—
Total construction loans	26,922	15	76,393	30
Residential	8,311	5	14,726	12
Agricultural	8,255	4	6,816	—
Total real estate loans	111,093	296	185,070	362
Commercial	16,087	18	14,355	22
Agricultural	373	4	1,378	11
Total	$127,553	$318	$200,803	$395

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$67,192	$610	$85,701	$671
Construction:
Land acquisition & development	20,123	456	56,924	46
Residential	2,040	—	8,810	—
Commercial	7,118	—	22,536	—
Total construction loans	29,281	456	88,270	46
Residential	9,429	9	16,251	21
Agricultural	6,611	8	10,039	32
Total real estate loans	112,513	1,083	200,261	770
Commercial	14,484	36	16,195	44
Agricultural	502	8	1,246	15
Total	$127,499	$1,127	$217,702	$829

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $406 and $580 for the three months ended June 30, 2013 and 2012, respectively, and approximately $818 and $1,263 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $67,939 as of June 30, 2013, of which $44,533 were included in non-accrual loans and $23,406 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $76,597 as of December 31, 2012, of which $44,665 were included in non-accrual loans and $31,932 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three and six months ended June 30, 2013:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended June 30, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Construction:
Land acquisition & development	1	$—	$334	$—	$—	$334
Residential	2	—	408	—	—	408
Total construction loans	3	—	742	—	—	742
Residential	3	—	463	—	—	463
Total real estate loans	6	—	1,205	—	—	1,205
Total loans restructured during period	6	$—	$1,205	$—	$—	$1,205

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	10	$—	$389	$5,345	$183	$5,917
Construction:
Land acquisition & development	2	120	334	—	—	454
Residential	2	—	408	—	—	408
Total construction loans	4	120	742	—	—	862
Residential	3	—	463	—	—	463
Total real estate loans	17	120	1,594	5,345	183	7,242
Commercial	4	50	178	265	87	580
Total loans restructured during period	21	$170	$1,772	$5,610	$270	$7,822
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2013 or 2012.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	1	$625	1	$625
Construction:
Residential	—	—	1	278
Total real estate loans	1	625	2	903
Commercial			1	332
Total	1	$625	3	$1,235

At June 30, 2013, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$102,975	$101,713	$18,377	$223,065
Construction:
Land acquisition & development	25,726	16,687	6,733	49,146
Residential	2,363	1,530	279	4,172
Commercial	—	485	5,707	6,192
Total construction loans	28,089	18,702	12,719	59,510
Residential	6,834	7,439	5,867	20,140
Agricultural	12,397	11,251	2,558	26,206
Total real estate loans	150,295	139,105	39,521	328,921
Consumer:
Indirect consumer	757	1,517	124	2,398
Other consumer	586	782	386	1,754
Credit card	—	450	2,291	2,741
Total consumer loans	1,343	2,749	2,801	6,893
Commercial	37,458	18,437	9,922	65,817
Agricultural	3,294	1,495	22	4,811
Total	$192,390	$161,786	$52,266	$406,442

As of December 31, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$101,936	$135,282	$15,173	$252,391
Construction:
Land acquisition & development	28,137	25,884	4,739	58,760
Residential	2,531	2,427	1,143	6,101
Commercial	3,000	795	7,383	11,178
Total construction loans	33,668	29,106	13,265	76,039
Residential	9,542	11,680	4,511	25,733
Agricultural	18,490	6,737	3,228	28,455
Total real estate loans	163,636	182,805	36,177	382,618
Consumer:
Indirect consumer	793	1,764	114	2,671
Other consumer	684	1,395	628	2,707
Credit card	—	415	2,085	2,500
Total consumer loans	1,477	3,574	2,827	7,878
Commercial	42,223	27,184	3,428	72,835
Agricultural	2,596	1,625	28	4,249
Total	$209,932	$215,188	$42,460	$467,580

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

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$71,666	$7,088	$18,652	$480	$18	$97,904
Provision charged to operating expense	(1,009)	579	763	27	15	375
Less loans charged-off	(2,027)	(1,299)	(569)	—	—	(3,895)
Add back recoveries of loans previously charged-off	2,873	672	596	3	—	4,144
Ending balance	$71,503	$7,040	$19,442	$510	$33	$98,528

Six Months Ended June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,073	$504	$12	$100,511
Provision charged to operating expense	(2,044)	1,116	1,778	4	21	875
Less loans charged-off	(6,170)	(2,361)	(1,380)	(4)	—	(9,915)
Add back recoveries of loans previously charged-off	3,935	1,145	1,971	6	—	7,057
Ending balance	$71,503	$7,040	$19,442	$510	$33	$98,528

As of June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$10,267	$—	$5,205	$22	$—	$15,494
Loans collectively evaluated for impairment	61,236	7,040	14,237	488	33	83,034
Allowance for loan losses	$71,503	$7,040	$19,442	$510	$33	$98,528

As of June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$107,241	$—	$16,710	$139	$—	$124,090
Collectively evaluated for impairment	2,732,400	652,944	664,041	121,391	2,498	4,173,274
Total loans	$2,839,641	$652,944	$680,751	$121,530	$2,498	$4,297,364

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Three Months Ended June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$89,128	$7,212	$18,380	$1,182	$—	$115,902
Provision charged to operating expense	10,419	784	866	(69)	—	12,000
Less loans charged-off	(22,350)	(1,210)	(3,180)	(5)	—	(26,745)
Add back recoveries of loans previously charged-off	526	488	609	14	—	1,637
Ending balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794

Six Months Ended June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	16,801	193	6,307	(51)	—	23,250
Less loans charged-off	(27,506)	(2,522)	(5,692)	(112)	—	(35,832)
Add back recoveries of loans previously charged-off	1,032	1,009	735	19	—	2,795
Ending balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794

As of June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$15,199	$—	$2,339	$405	$—	$17,943
Loans collectively evaluated for impairment	62,524	7,274	14,336	717	—	84,851
Allowance for loan losses	$77,723	$7,274	$16,675	$1,122	$—	$102,794

As of June 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$150,026	$—	$11,974	$500	$—	$162,500
Collectively evaluated for impairment	2,538,281	621,212	708,036	137,615	2,319	4,007,463
Total loans	$2,688,307	$621,212	$720,010	$138,115	$2,319	$4,169,963

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

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$32,470	$44,756	$32,571	$37,452
Additions	3,224	19,139	8,555	33,117
Capitalized improvements	3	406	13	75
Valuation adjustments	(259)	(569)	(2,564)	(1,147)
Dispositions	(12,656)	(9,915)	(15,793)	(15,680)
Ending balance	$22,782	$53,817	$22,782	$53,817

(6)	Capital Stock

The Company had 18,952,123 and 17,635,369 shares of Class A common stock outstanding as of June 30, 2013 and December 31, 2012, respectively.

The Company had 24,883,758 and 25,654,954 shares of Class B common stock outstanding as of June 30, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company provided notice to holders of the Series A noncumulative redeemable preferred stock ("Series A Preferred Stock") of its intention to redeem the Series A Preferred Stock on January 18, 2013. Upon notice to holders of the redemption, the Series A Preferred Stock was reclassified from stockholders' equity to a liability. The aggregate redemption price for the Series A Preferred Stock was $50,150.

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
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$21,505	$13,010	$41,549	$25,224
Less preferred stock dividends	—	853	—	1,706
Net income available to common shareholders, basic and diluted	$21,505	$12,157	$41,549	$23,518

Weighted average common shares outstanding for basic earnings per share computation	43,480,502	42,966,926	43,335,682	42,920,347
Dilutive effects of stock-based compensation	427,785	93,278	376,978	96,111
Weighted average common shares outstanding for diluted earnings per common share computation	43,908,287	43,060,204	43,712,660	43,016,458

Basic earnings per common share	$0.49	$0.28	$0.96	$0.55
Diluted earnings per common share	$0.49	$0.28	$0.95	$0.55

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had 976,063 and 2,828,234 stock options outstanding as of June 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 56,668 and 48,196 shares of unvested restricted stock as of June 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(8)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2013 and December 31, 2012, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of June 30, 2013 and December 31, 2012 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital:
Consolidated	$788,109	16.3%	$387,029	8.0%	NA	NA
FIB	715,684	14.9	384,810	8.0	$481,012	10.0%
Tier 1 risk-based capital:
Consolidated	699,166	14.5	193,515	4.0	NA	NA
FIB	643,083	13.4	192,405	4.0	$288,607	6.0
Leverage capital ratio:
Consolidated	699,166	9.7	287,443	4.0	NA	NA
FIB	643,083	9.0	286,562	4.0	$358,203	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital:
Consolidated	$748,431	15.6%	$384,014	8.0%	NA	NA
FIB	697,695	14.6	382,245	8.0	$477,806	10.0%
Tier 1 risk-based capital:
Consolidated	652,929	13.6	192,007	4.0	NA	NA
FIB	622,466	13.0	191,122	4.0	$286,683	6.0
Leverage capital ratio:
Consolidated	652,929	8.8	296,559	4.0	NA	NA
FIB	622,466	8.4	296,061	4.0	$370,077	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(9)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction agreements of $6,430 as of June 30, 2013.

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2013, commitments to extend credit to existing and new borrowers approximated $1,110,057 which included $287,147 on unused credit card lines and $289,285 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2013, the Company had outstanding standby letters of credit of $70,957. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(11)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $8,555 and $33,117 to OREO during the six months ended June 30, 2013 and 2012, respectively.

The Company transferred internally originated mortgage servicing rights of $2,149 and $2,061 from loans to mortgage servicing assets during the six months ended June 30, 2013 and 2012, respectively.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the six months ended June 30, 2013.

The Company transferred bank buildings and land pending disposal with book values of $1,448 and $566 to other assets during the six months ended June 30, 2013 and 2012, respectively.

(12)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$(35,625)	$(1,864)	$(14,018)	$(733)	$(21,607)	$(1,131)
Reclassification adjustment for net losses (gains) included in net income	12	(198)	5	(78)	7	(120)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	35	14	14	21	21
Total other comprehensive loss	$(35,578)	$(2,027)	$(13,999)	$(797)	$(21,579)	$(1,230)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$(41,342)	$(1,107)	$(16,268)	$(436)	$(25,074)	$(671)
Reclassification adjustment for net losses (gains) included in net income	4	(229)	2	(90)	2	(139)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	70	68	28	27	42	41
Total other comprehensive loss	$(41,268)	$(1,268)	$(16,238)	$(499)	$(25,030)	$(769)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30, 2013	December 31, 2012
Net unrealized gain (loss) on investment securities available-for-sale	$(7,535)	$17,537
Net actuarial loss on defined benefit post-retirement benefit plans	(1,504)	(1,546)
Net accumulated other comprehensive income (loss)	$(9,039)	$15,991

(13)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$733,814	$—	$733,814	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,188,939	—	1,188,939	—
Private mortgage-backed securities	463	—	463	—
Mortgage servicing rights	22,617	—	22,617	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$754,856	$—	$754,856	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,239,851	—	1,239,851	—
Private mortgage-backed securities	551	—	551	—
Mortgage servicing rights	16,373	—	16,373	—

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2013 or 2012.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of June 30, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$63,233	$—	$—	$63,233
Other real estate owned	8,238	—	—	8,238
Long-lived assets to be disposed of by sale	1,327	—	—	1,327

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$74,623	$—	$—	$74,623
Other real estate owned	15,745	—	—	15,745
Long-lived assets to be disposed of by sale	496	—	—	496

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2013, certain impaired loans with a carrying value of $91,287 were reduced by specific valuation allowance allocations of $15,494 and partial loan charge-offs of $12,561 resulting in a reported fair value of $63,232. As of December 31, 2012, certain impaired loans with a carrying value of $107,247 were reduced by specific valuation allowance allocations of $10,297 and partial loan charge-offs of $22,327 resulting in a reported fair value of $74,623.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $2,564 during the six months ended June 30, 2013 included $196 directly related to receipt of updated appraisals and $2,368 based on management estimates of the current fair value of properties. Write-downs of $1,147 during the six months ended June 30, 2012 included adjustments of $625 directly related to receipt of updated appraisals and $522 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2013, the Company had long-lived assets to be disposed of by sale with a carrying value of $2,014 that had been reduced by write-downs of $687 resulting in a reported fair value of $1,327. As of December 31, 2012, the Company had a long-lived asset to be disposed of by sale with a carrying value of $566 that was reduced by write-downs of $70 charged to other expense resulting in a fair value of $496 .

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2013 and December 31, 2012, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics. The carrying value of the preferred stock pending redemption approximated fair value due to the short-term nature of the instrument.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$368,217	$368,217	$—	$368,217	$—
Investment securities available-for-sale	1,923,216	1,923,216	—	1,923,216	—
Investment securities held-to-maturity	215,323	219,028	—	219,028	—
Accrued interest receivable	29,272	29,272	—	29,272	—
Mortgage servicing rights, net	13,304	22,617	—	22,617	—
Net loans	4,198,836	4,159,610	—	4,096,377	63,233
Total financial assets	$6,748,168	$6,721,960	$—	$6,658,727	$63,233

Financial liabilities:
Total deposits, excluding time deposits	$4,642,704	$4,642,704	$—	$4,642,704	$—
Time deposits	1,287,628	1,296,077	—	1,296,077	—
Securities sold under repurchase agreements	421,314	421,314	—	421,314	—
Other borrowed funds	2	2	—	2	—
Accrued interest payable	6,236	6,236	—	6,236	—
Long-term debt	37,139	34,962	—	34,962	—
Subordinated debentures held by subsidiary trusts	82,477	69,951	—	69,951	—
Total financial liabilities	$6,477,500	$6,471,246	$—	$6,471,246	$—

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2013-04 "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also requires an entity to disclose the nature, amount and other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and is applied retrospectively to all prior periods presented. The Company does not expect amendments in ASU 2013-04 to impact the Company's consolidated financial statements, results of operations or liquidity.

ASU 2013-07 "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting. ASU 2013-07 also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect amendments in ASU 2013-07 to impact the Company's consolidated financial statements, results of operations or liquidity.

ASU 2013-10 "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight INdex Swap Rate) as a Benchmark INterest Rate for Hedge Accounting Purposes." The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct treasury obligations of the United States and the London Interbank Offered Rate. ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not currently engage in derivatives or hedging activities; therefore, the amendments in ASU 2013-10 will not impact the Company's consolidated financial statements, results of operations or liquidity.

(15)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On July 25, 2013, the Company's Board of Directors declared a quarterly dividend to common shareholders of $0.14 per share, to be paid on August 15, 2013 to shareholders of record as of August 5, 2013. No other events requiring recognition or disclosure were identified.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of June 30, 2013, we had consolidated assets of $7,292 million, deposits of $5,930 million, loans of $4,297 million and total stockholders’ equity of $770 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Basel III Regulatory Capital Rule Revision

On July 2, 2013, the Board of Governors of the Federal Reserve Bank, or the Board, issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital remains unchanged at 8.0% of total risk-weighted assets. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, the final rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers.

The final rule also establishes a standardized approach for determining risk-weighted assets. Under the final rule, risk weights for residential mortgage loans that apply under current capital rules will continue to apply and banking organizations with less than $15 billion in total assets may continue to include existing trust preferred securities as capital. The final rule allows banking organizations that are not subject to the advanced approaches rule, like us, to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead use the existing treatment under current capital rules.

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule are effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019. Our initial calculations indicate that as of June 30, 2013, we would meet all fully phased-in Basel III capital adequacy requirements.

The final rule also enhances the risk-sensitivity of the advanced approaches risk-based capital rule, including among others, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Board's market risk rule into the integrated capital framework. These provisions of the final rule generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and do not directly impact us.

Universal Shelf Registration Statement

On May 24, 2013, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement is designed to provide us with greater flexibility to raise additional capital for general corporate purposes, including, but not limited to, repayment or refinancing of outstanding debt and the acquisition of additional businesses or technologies. The registration statement permits us to offer and sell up to $160 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific use for proceeds or plans to offer any of the securities covered by the registration statement.

Asset Quality

Non-performing assets decreased to $128 million, or 2.97% of total loans and OREO, as of June 30, 2013, from $143 million, or 3.35% of total loans and OREO as of December 31, 2012, primarily due to the sale of OREO properties with carrying values aggregating $16 million and the movement of non-accrual loans out of the loan portfolio through pay-off, charge-off or foreclosure. During second quarter 2013, we had recoveries, net of charge-offs, of $249 thousand, compared to net charge-offs of $3 million during first quarter 2013 and $25 million during second quarter 2012.

The provision for loan losses decreased $11.6 million, or 96.9%, to $375 thousand for the three months ended June 30, 2013, as compared to $12.0 million for the same period in 2012, and $22.4 million, or 96.2%, to $875 thousand for the six months ended June 30, 2013, as compared to $23.3 million during the same period in 2012. These decreases are reflective of improvement in local and national economic trends, continued improvement in and stabilization of credit quality as evidenced by continuing declining levels of non-performing assets and criticized loans and unusually high levels of recoveries of previously charged-off loans.

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

We seek to grow a diverse and high quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for loan losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.

We seek to fund our assets primarily using core customer deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits to our total deposits and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.

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

Our annual evaluation of goodwill for impairment is performed as of July 1st each year. Upon completion of the most recent evaluation, it was determined that the estimated fair value of net assets was greater than carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. During second quarter 2013, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $2.5 million, or 4.0%, to $59.9 million, as compared to $62.4 million the same period in 2012, and and our net FTE interest margin ratio decreased 18 basis points to 3.56%, as compared to 3.74% during the same period in 2012. For the six months ended June 30, 2013, our net FTE interest income decreased $3.9 million, or 3.1%, to $120.3 million, as compared to $124.2 million during the same period in 2012, and our net FTE interest margin ratio decreased 18 basis points to 3.55%, as compared to 3.73% during the same period in 2012. Declines in yields earned on our loan and investment portfolios during the three and six months ended June 30, 2013 were partially offset by increases in average outstanding loans and investment securities, reductions in the cost of interest bearing liabilities and lower average outstanding interest bearing deposits in banks. Also offsetting the impact of lower asset yields during the three and six months ended June 30, 2013, as compared to the same period in 2012, was the December 2012 contractual repricing of $46 million of junior subordinated debentures from a weighted average fixed interest rate of 7.07% to variable rates averaging 2.60% over LIBOR.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,256,579	$55,270	5.21%	$4,159,565	$58,564	5.66%
Investment securities (2)	2,153,342	9,588	1.79	2,094,148	11,414	2.19
Interest bearing deposits in banks	335,761	212	0.25	442,698	279	0.25
Federal funds sold	3,322	5	0.60	3,668	6	0.66
Total interest earnings assets	6,749,004	65,075	3.87	6,700,079	70,263	4.22
Non-earning assets	601,023			633,454
Total assets	$7,350,027			$7,333,533
Interest bearing liabilities:
Demand deposits	$1,722,138	$475	0.11%	$1,596,076	$606	0.15%
Savings deposits	1,544,648	598	0.16	1,482,986	934	0.25
Time deposits	1,312,863	2,965	0.91	1,496,597	4,239	1.14
Repurchase agreements	466,533	74	0.06	493,450	152	0.12
Other borrowed funds	10	—	—	33	—	—
Preferred stock pending redemption	—	—	—	—	—	—
Long-term debt	37,142	483	5.22	37,184	495	5.35
Subordinated debentures held by by subsidiary trusts	82,477	601	2.92	120,996	1,467	4.88
Total interest bearing liabilities	5,165,811	5,196	0.40	5,227,322	7,893	0.61
Non-interest bearing deposits	1,356,133			1,277,091
Other non-interest bearing liabilities	49,323			47,781
Stockholders’ equity	$778,760			$781,339
Total liabilities and stockholders’ equity	7,350,027			7,333,533
Net FTE interest income		59,879			62,370
Less FTE adjustments (2)		$(1,119)			$(1,196)
Net interest income from consolidated statements of income		58,760			61,174
Interest rate spread			3.47%			3.61%
Net FTE interest margin (3)			3.56%			3.74%
Cost of funds, including non-interest bearing demand deposits (4)			0.32%			0.49%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,236,866	$111,184	5.29%	$4,162,384	$116,938	5.65%
Investment securities (2)	2,178,758	19,567	1.81	2,118,793	23,018	2.18
Interest bearing deposits in banks	405,919	510	0.25	408,799	516	0.25
Federal funds sold	2,924	9	0.62	2,139	7	0.66
Total interest earnings assets	6,824,467	131,270	3.88	6,692,115	140,479	4.22
Non-earning assets	599,661			626,295
Total assets	$7,424,128			$7,318,410
Interest bearing liabilities:
Demand deposits	$1,725,457	$949	0.11%	$1,589,440	$1,253	0.16%
Savings deposits	1,547,381	1,251	0.16	1,466,113	1,948	0.27
Time deposits	1,338,903	6,193	0.93	1,518,693	8,840	1.17
Repurchase agreements	489,230	174	0.07	503,428	308	0.12
Other borrowed funds	9	—	—	34	—	—
Long-term debt	37,148	963	5.23	37,189	993	5.37
Preferred stock pending redemption	4,696	159	6.83	—	—	—
Subordinated debentures held by by subsidiary trusts	82,477	1,297	3.17	122,356	2,974	4.89
Total interest bearing liabilities	5,225,301	10,986	0.42	5,237,253	16,316	0.63
Non-interest bearing deposits	1,377,374			1,254,983
Other non-interest bearing liabilities	51,554			48,926
Stockholders’ equity	$769,899			$777,248
Total liabilities and stockholders’ equity	7,424,128			7,318,410
Net FTE interest income		120,284			124,163
Less FTE adjustments (2)		$(2,247)			$(2,355)
Net interest income from consolidated statements of income		118,037			121,808
Interest rate spread			3.46%			3.59%
Net FTE interest margin (3)			3.55%			3.73%
Cost of funds, including non-interest bearing demand deposits (4)			0.34%			0.51%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$1,366	$(4,660)	$(3,294)	$2,092	$(7,846)	$(5,754)
Investment securities (1)	323	(2,149)	(1,826)	651	(4,102)	(3,451)
Interest bearing deposits in banks	(67)	—	(67)	(4)	(2)	(6)
Federal funds sold	(1)	—	(1)	3	(1)	2
Total change	1,621	(6,809)	(5,188)	2,742	(11,951)	(9,209)
Interest bearing liabilities:
Demand deposits	48	(179)	(131)	107	(411)	(304)
Savings deposits	39	(375)	(336)	108	(805)	(697)
Time deposits	(520)	(754)	(1,274)	(1,047)	(1,600)	(2,647)
Repurchase agreements	(8)	(70)	(78)	(9)	(125)	(134)
Long-term debt	(1)	(11)	(12)	(1)	(29)	(30)
Preferred stock pending redemption	—	—	—	—	159	159
Subordinated debentures	(467)	(399)	(866)	(969)	(708)	(1,677)
Total change	(909)	(1,788)	(2,697)	(1,811)	(3,519)	(5,330)
Increase (decrease) in FTE net interest income	$2,530	$(5,021)	$(2,491)	$4,553	$(8,432)	$(3,879)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. The provision for loan losses decreased $11.6 million, or 96.9%, to $375 thousand for the three months ended June 30, 2013, as compared to $12.0 million for the same period in 2012, and $22.4 million, or 96.2%, to $875 thousand for the six months ended June 30, 2013, as compared to $23.3 million during the same period in 2012. These decreases are reflective of improvement in local and national economic trends, continued improvement in and stabilization of credit quality as evidenced by continuing declining levels of non-performing assets and criticized loans and unusually high levels of recoveries of previously charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income increased $1.9 million, or 6.9%, to $29.6 million for the three months ended June 30, 2013, as compared to $27.7 million for the same period in 2012, and $4.4 million, or 8.1%, to $58.4 million during the six months ended June 30, 2013, as compared to $54.0 million during the same period in 2012. Significant components of these increases are discussed below.

Fluctuations in market interest rates have a significant impact on the level of income from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination activity. Income from the origination and sale of loans increased $623 thousand, or 6.6%, to $10.0 million during the three months ended June 30, 2013, compared to $9.4 million during the same period in 2012, and $2.9 million, or 16.4%, to $20.7 million during the six months ended June 30, 2013, as compared to $17.8 million during the same period in 2012, primarily due to a continuing low interest rate environment. For the six months ended June 30, 2013, mortgage loan origination was flat, as compared to the same period in 2012, with loans originated for home purchases accounting for approximately 43% of the Company's mortgage loan production, compared to approximately 35% during the same period in 2012.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $723 thousand, or 8.8%, to $9.0 million during the three months ended June 30, 2013, as compared to $8.3 million during the same period in 2012, primarily due to higher debit and credit card interchange revenue resulting from higher transaction volumes. Other service charges, commissions and fees increased $555 thousand, or 3.3%, to $17.2 million during the six months ended June 30, 2013, as compared to $16.7 million during the same period in 2012, primarily due to higher credit card interchange revenue resulting from higher transaction volumes.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $205 thousand, or 5.4%, to $4.0 million during the three months ended June 30, 2013, as compared to $3.8 million during the same period in 2012, and increased $1.1 million, or 14.9%, to $8.2 million during the six months ended June 30, 2013, as compared to $7.1 million during the same period in 2012. These increases were primarily due to the addition of new wealth management customers, increases in the market values of new and existing assets under trust management and increases in brokerage revenues.

Other income increased $708 thousand, or 46.6%, to $2.2 million for the three months ended June 30, 2013, compared to $1.5 million for the same period in 2012, and $287 thousand, or 7.9% to $3.9 million during the six months ended June 30, 2013, as compared to $3.6 million during the same period in 2012. Increases in other income during the three and six months ended June 30, 2013, as compared to the same periods in 2012, were primarily due to proceeds from company owned life insurance combined with increases in earnings on securities held under deferred compensation plans, which were partially offset by a $581 thousand gain on the sale of a bank building recorded during second quarter 2012.

Non-interest Expense. Non-interest expense decreased $2.3 million, or 4.0%, to $55.0 million for the three months ended June 30, 2013, as compared to $57.3 million for the same period in 2012, and $3.0 million, or 2.6%, to $111.7 million for the six months ended June 30, 2013, as compared to $114.7 million for the same period in 2012. Significant components of these decreases are discussed below.

Salaries and wages increased $1.8 million, or 8.5%, to $23.5 million during the three months ended June 30, 2013, as compared to $21.6 million during the same period in 2012, and $3.7 million, or 8.5%, to $46.9 million during the six months ended June 30, 2013, as compared to $43.2 million during the same period in 2012, primarily due to higher incentive bonus accruals reflective of our improved performance.

Employee benefits expense increased $727 thousand, or 10.7%, to $7.5 million during the three months ended June 30, 2013, as compared to $6.8 million during same period in 2012, primarily due to increases in the market value of securities held under deferred compensation plans. Employee benefits expense decreased $64 thousand, or less than 1.0%, to $15.7 million during the six months ended June 30, 2013, as compared to $15.8 million during the same period in 2012. During the six months ended June 30, 2013, as compared to the same period in 2012, increases in the market values of securities held under deferred compensation plans were more than offset by decreases in payroll taxes and a $500 thousand reduction in group health insurance expense reflective of favorable claims experience.

FDIC insurance premiums decreased $245 thousand, or 15.3%, to $1.4 million during the three months ended June 30, 2013, as compared to $1.6 million for the same period in 2012, and decreased $463 thousand, or 14.5%, to $2.7 million during the six months ended June 30, 2013, as compared to $3.2 million during the same period in 2012. These decreases were primarily due to lower assessment rates and a lower deposit insurance assessment base.

Variations in net OREO income or expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sales of OREO properties and carrying costs and/or operating expenses of OREO properties. During the three months ended June 30, 2103, we recorded net OREO income of $915 thousand, as compared to net OREO expense of $1.8 million during the same period in 2012. The shift from net OREO expense during second quarter 2012 to net OREO income during second quarter 2013 was primarily due to increases in net gains recorded on the sale of OREO properties combined with decreases in operating costs. During second quarter 2013, we sold OREO properties with carrying values aggregating $13 million at a net gain of $1.9 million, compared to sales of OREO properties with carrying values aggregating $10 million at a net gain of $75 thousand during second quarter 2012.

OREO expense, net of income, decreased $1.9 million, or 66.3%, to $981 thousand during the six months ended June 30, 2013, as compared to $2.9 million for the same period in 2012. Increases in write-downs of the estimated fair value of OREO properties during the six months ended June 30, 2013, as compared to the same period in 2012, were more than offset by higher gains recorded on the sale of OREO properties and decreases in operating expenses. During the six months ended June 30, 2013, net OREO expense included $1.1 million of net operating expenses, $2.6 million of fair value write-downs and net gains of $2.7 million on the sale of OREO properties. This compares to $1.8 million of net operating expenses, $1.1 million of fair value write-downs and net gains of $6 thousand during the same period in 2012.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During second quarter 2013, we reversed impairment of $11 thousand, as compared to impairment charges of $52 thousand during second quarter 2012. During the six months ended June 30, 2013, we reversed impairment of $59 thousand, as compared to an impairment reversal of $816 thousand during the same period in 2012.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses decreased $1.9 million, or 13.5%, to $11.9 million for the three months ended June 30, 2013, as compared to $13.8 million during the same period in 2012, and $5.0 million, or 18.4%, to $22.3 million during the six months ended June 30, 2013, as compared to $27.3 million during the same period in 2012. Increases in other expense due to the $616 thousand write-down in the carrying value of long-lived assets pending disposal recorded during second quarter 2013 were more than offset by non-recurring charges recorded during 2012. During second quarter 2012, we recorded donation expense of $1.5 million associated with the sale of a bank building to a charitable organization and wrote-off $428 thousand of unamortized issuance costs associated with redeemed junior subordinated debentures. In addition, during first quarter 2012, we accrued $3.0 million of collection and settlement costs related to one borrower.

Income Tax Expense. Our effective federal income tax rate was 30.6% for the six months ended June 30, 2013 and 28.8% for the six months ended June 30, 2012. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the six months ended June 30, 2013 and 4.6% for the six months ended June 30, 2012. Changes in the effective federal income tax rates were primarily fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets decreased $430 million, or 5.6%, to $7,292 million as of June 30, 2013, from $7,722 million as of December 31, 2012.

Loans. Total loans increased $73 million, or 1.7%, to $4,297 million as of June 30, 2013, from $4,224 million as of December 31, 2012, with the most notable growth occurring in residential real estate and consumer loans. Residential real estate loans increased to $804 million as of June 30, 2013, from $708 million as of December 31, 2012, due primarily to continued retention of certain residential loans with contractual terms of fifteen years or less.

Consumer loans grew to $653 million as of June 30, 2013, from $637 million as of December 31, 2012. Growth in consumer loans occurred primarily in indirect loans, which increased to $457 million as of June 30, 2013, from $438 million as of December 31, 2012, due to expansion of the Company's indirect lending program within its existing market areas.

Commercial and commercial real estate loans decreased as of June 30, 2103, as compared to December 31, 2012. Commercial loans decreased to $681 million as of June 30, 2013, from $689 million as of December 31, 2012, and commercial real estate loans decreased to $1,447 million as of June 30, 2013, from $1,497 million as of December 31, 2012, primarily due to weak loan demand combined with the movement of lower quality loans out of the portfolio through charge-off, pay-off and foreclosure.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Non-performing loans:
Non-accrual loans	$103,729	$98,594	$107,799	$122,931	$129,923
Accruing loans past due 90 days or more	1,742	1,941	2,277	4,339	6,451

Total non-performing loans	105,471	100,535	110,076	127,270	136,374
OREO	22,782	32,470	32,571	39,971	53,817

Total non-performing assets	$128,253	$133,005	$142,647	$167,241	$190,191

Non-performing loans to total loans	2.45%	2.38%	2.61%	3.04%	3.27%
Non-performing assets to total loans and OREO	2.97%	3.12%	3.35%	3.96%	4.50%
Non-performing assets to total assets	1.76%	1.79%	1.85%	2.24%	2.60%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Real estate:
Commercial	$46,062	43.7%	$50,517	45.8%
Construction:		.
Land acquisition and development	16,349	15.5%	19,628	17.8%
Commercial	6,192	5.9%	8,126	7.4%
Residential	1,526	1.4%	2,175	2.0%
Total construction	24,067	22.8%	29,929	27.2%
Residential	8,246	7.8%	11,511	10.5%
Agricultural	9,773	9.3%	5,048	4.6%
Total real estate	88,148	83.6%	97,005	88.1%
Consumer	1,392	1.3%	1,727	1.6%
Commercial	15,804	15.0%	10,812	9.8%
Agricultural	127	0.1%	525	0.5%
Other	—	—%	7	—%
Total non-performing loans	$105,471	100.0%	$110,076	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $318 thousand and $584 thousand would have been accrued for the three months ended June 30, 2013 and 2012, respectively. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $655 thousand and $1.2 million would have been accrued for the six months ended June 30, 2013 and 2012, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $4 million, or 3.8%, to $104 million at June 30, 2013 from $108 million at December 31, 2012, primarily due to movement of non-accrual loans out of the loan portfolio due to pay-off, charge-off or foreclosure.

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

OREO decreased $10 million, or 30.1%, to $23 million as of June 30, 2013, from $33 million as of December 31, 2012. During the first half of 2013, we recorded additions to OREO of $9 million, wrote down the fair value of OREO properties by $3 million and sold OREO with a book value of $16 million at a net gain of $2.7 million, compared to additions of $33 million, fair value write-downs of $1 million and sales of $16 million at a net loss of $6 thousand during the same period in 2012. As of June 30, 2013, OREO was comprised 54% of land and land development properties, 26% of commercial properties and 20% of residential properties.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Balance at beginning of period	$97,904	$100,511	$99,006	$102,794	$115,902
Provision charged to operating expense	375	500	8,000	9,500	12,000
Charge offs:
Real estate
Commercial	1,251	1,098	2,914	3,058	6,362
Construction	449	1,723	3,355	4,477	15,107
Residential	324	1,226	590	1,603	861
Agricultural	3	96	2	1	20
Consumer	1,299	1,062	1,458	1,340	1,210
Commercial	569	811	1,963	4,334	3,180
Agricultural	—	4	9	—	5
Total charge-offs	3,895	6,020	10,291	14,813	26,745
Recoveries:
Real estate
Commercial	2,140	714	318	24	483
Construction	593	325	1,443	260	13
Residential	134	22	59	102	30
Agricultural	6	1	—	2	—
Consumer	672	473	471	465	488
Commercial	596	1,375	1,504	665	609
Agricultural	3	3	1	7	14
Total recoveries	4,144	2,913	3,796	1,525	1,637
Net charge-offs	(249)	3,107	6,495	13,288	25,108
Balance at end of period	$98,528	$97,904	$100,511	$99,006	$102,794

Period end loans	$4,297,364	$4,224,559	$4,223,912	$4,180,051	$4,169,963
Average loans	4,256,579	4,216,934	4,197,665	4,183,016	4,159,565
Net loans charged-off to average loans, annualized	(0.02)%	0.30%	0.62%	1.26%	2.43%
Allowance to period end loans	2.29%	2.32%	2.38%	2.37%	2.47%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $65 million, or 2.9%, to $2,139 million, or 29.3% of total assets, as of June 30, 2013, from $2,203 million, or 28.5% of total assets, as of December 31, 2012. Rising interest rates caused the estimated duration of our investment portfolio to extend to 3.6 years as of June 30, 2013, from to 2.5 years as of December 31, 2012.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2013, we had investment securities with fair values of $616 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $30 thousand as of June 30, 2013, and were attributable to changes in interest rates. No impairment losses were recorded during the three or six months ended June 30, 2013 and 2012.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $433 million, or 54.0%, to $368 million as of June 30, 2013, from $801 million as of December 31, 2012. Fluctuations in cash and cash equivalents occurred during the normal course of business.

Deferred Tax Asset. Our net deferred tax asset increased $13 million, or 492.9%, to $15 million as of June 30, 2013, from $3 million as of December 31, 2012, primarily due to increases in deferred tax assets related to net unrealized losses on available-for-sale investment securities.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $98 million, or 1.6%, to $5,930 million as of June 30, 2013, from $6,028 million as of March 31, 2013 and $310 million, or 5.0%, from $6,240 million December 31, 2012, with a slight shift in the mix of deposits away from demand and time deposits to savings deposits. Total deposits were at a historically high level as of December 31, 2012 and returned to more normalized levels during first quarter 2013.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	June 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Non-interest bearing demand	$1,393,732	23.5%	$1,495,309	24.0%
Interest bearing:
Demand	1,701,057	28.7	1,811,905	29.0
Savings	1,547,915	26.1	1,547,713	24.8
Time, $100 and over	535,337	9.0	594,712	9.5
Time, other (1)	752,291	12.7	790,772	12.7
Total interest bearing	4,536,600	76.5	4,745,102	76.0
Total deposits	$5,930,332	100.0%	$6,240,411	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $66 million as of June 30, 2013 and $72 million as of December 31, 2012.

Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $84 million, or 16.7%, to $421 million as of June 30, 2013, from $506 million as of December 31, 2012, due to fluctuations in the liquidity of our customers.

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

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $19 million, or 2.5%, to $770 million as of June 30, 2013, from $751 million as of December 31, 2012, primarily due to the retention of earnings. This increase was partially offset by a shift in net unrealized gains and losses on available-for-sale investment securities, net of tax, from a net gain of $18 million as of December 31, 2012, to a net loss of $8 million as of June 30, 2013.

During the six months ended June 30, 2013, we paid aggregate cash dividends of $5.6 million, or $0.13 per share, to common stockholders, as compared to aggregate cash dividends of $10.3 million, or $0.24 per share, to common shareholders during the same period in 2012. During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders. This accelerated dividend, paid on December 17, 2012, was in lieu of the quarterly dividend which would have been declared and paid in January 2013. On July 25, 2013, we declared a quarterly dividend to common stockholders of $0.14 per share to be paid on August 15, 2013 to shareholders of record as of August 5, 2013.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of June 30, 2013 and December 31, 2012, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of June 30, 2013, we had consolidated leverage, tier 1 and total risk-based capital ratios of 9.73%, 14.45% and 16.29%, respectively, as compared to 8.81%, 13.60% and 15.59%, respectively, as of December 31, 2012. For additional information regarding our capital levels, see “Note 8 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On May 24, 2013, we filed a universal shelf registration statement with the SEC. The registration statement permits us to offer and sell up to $160 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific use for proceeds or plans to offer any of the securities covered by the registration statement. For additional information regarding the registration statement, see "Recent Trends and Developments – Universal Shelf Registration Statement" included herein.

On July 2, 2013, the Board issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For additional information regarding the impact of this final rule, see "Recent Trends and Developments – Basel III Regulatory Capital Rule Revision" included herein.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2013, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2013.
(b) Not applicable.

(c) No purchases were made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2013.

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

10.10†
Third Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2013)

10.11*†	Fourth Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date: July 31, 2013	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date: July 31, 2013	/S/ TERRILL R. MOORE
Terrill R. Moore
Executive Vice President and Chief Financial Officer