Form 10-Q
period 2013-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2013-10-31
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2013 – Class A common stock	19,391,018
September 30, 2013 – Class B common stock	24,698,944

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$150,085	$177,978
Federal funds sold	811	730
Interest bearing deposits in banks	391,447	622,624
Total cash and cash equivalents	542,343	801,332
Investment securities:
Available-for-sale	1,939,806	1,995,258
Held-to-maturity (estimated fair values of $208,482 and $218,933 at September 30, 2013 and December 31, 2012, respectively)	205,277	208,223
Total investment securities	2,145,083	2,203,481
Loans held for investment	4,279,959	4,157,470
Mortgage loans held for sale	52,133	66,442
Total loans	4,332,092	4,223,912
Less allowance for loan losses	92,990	100,511
Net loans	4,239,102	4,123,401
Premises and equipment, net of accumulated depreciation	179,785	187,565
Goodwill	183,673	183,673
Company-owned life insurance	76,701	76,729
Other real estate owned (“OREO”)	18,537	32,571
Accrued interest receivable	30,384	28,869
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,518	12,653
Deferred tax asset, net	11,857	2,597
Core deposit intangibles, net of accumulated amortization	4,873	5,937
Other assets	54,244	62,953
Total assets	$7,500,100	$7,721,761
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,503,969	$1,495,309
Interest bearing	4,604,656	4,745,102
Total deposits	6,108,625	6,240,411
Securities sold under repurchase agreements	428,110	505,785
Accounts payable and accrued expenses	45,523	48,208
Accrued interest payable	5,367	6,502
Long-term debt	37,128	37,160
Other borrowed funds	10	32
Preferred stock pending redemption	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,707,240	6,970,575
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2013 and 5,000 shares issued and outstanding as of December 31, 2012	—	—
Common stock	283,352	271,335
Retained earnings	517,456	463,860
Accumulated other comprehensive income (loss), net	(7,948)	15,991
Total stockholders’ equity	792,860	751,186
Total liabilities and stockholders’ equity	$7,500,100	$7,721,761
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$54,901	$57,418	$165,247	$173,412
Interest and dividends on investment securities:
Taxable	7,660	9,194	23,377	28,357
Exempt from federal taxes	1,153	1,223	3,594	3,667
Interest on deposits in banks	207	336	717	852
Interest on federal funds sold	8	4	17	11
Total interest income	63,929	68,175	192,952	206,299
Interest expense:
Interest on deposits	3,821	5,414	12,214	17,455
Interest on securities sold under repurchase agreements	58	144	232	452
Interest on long-term debt	487	502	1,450	1,495
Interest on preferred stock pending redemption	—	—	159	—
Interest on subordinated debentures held by subsidiary trusts	607	1,110	1,904	4,084
Total interest expense	4,973	7,170	15,959	23,486
Net interest income	58,956	61,005	176,993	182,813
Provision for loan losses	(3,000)	9,500	(2,125)	32,750
Net interest income after provision for loan losses	61,956	51,505	179,118	150,063
Non-interest income:
Income from the origination and sale of loans	7,934	11,665	28,652	29,469
Other service charges, commissions and fees	9,286	8,774	26,519	25,452
Service charges on deposit accounts	4,360	4,395	12,751	13,011
Wealth management revenues	4,581	3,557	12,735	10,655
Investment securities gains, net	30	66	26	295
Other income	1,416	1,725	5,322	5,344
Total non-interest income	27,607	30,182	86,005	84,226
Non-interest expense:
Salaries and wages	22,806	23,341	69,681	66,545
Employee benefits	7,328	7,447	23,049	23,232
Occupancy, net	4,292	3,793	12,381	11,818
Furniture and equipment	3,147	3,231	9,362	9,558
Outsourced technology services	2,295	2,182	6,647	6,627
OREO expense, net of income	18	2,612	999	5,523
FDIC insurance premiums	1,205	1,622	3,938	4,818
Professional fees	1,135	1,050	3,398	2,985
Mortgage servicing rights amortization	629	879	2,187	2,591
Mortgage servicing rights impairment (recovery)	(62)	55	(121)	(761)
Core deposit intangibles amortization	355	355	1,064	1,066
Other expenses	9,431	10,497	31,699	37,801
Total non-interest expense	52,579	57,064	164,284	171,803
Income before income tax expense	36,984	24,623	100,839	62,486
Income tax expense	13,172	8,468	35,478	21,107
Net income	23,812	16,155	65,361	41,379
Preferred stock dividends	—	863	—	2,569
Net income available to common shareholders	$23,812	$15,292	$65,361	$38,810

Basic earnings per common share	$0.54	$0.36	$1.50	$0.90
Diluted earnings per common share	$0.54	$0.35	$1.49	$0.90

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$23,812	$16,155	$65,361	$41,379
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	1,794	931	(39,547)	(175)
Reclassification adjustment for net gains included in income	(30)	(66)	(26)	(295)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	33	35	102	102
Other comprehensive income (loss), before tax	1,797	900	(39,471)	(368)
Deferred tax benefit (expense) related to other comprehensive income/loss	(707)	(354)	15,532	145
Other comprehensive income (loss), net of tax	1,090	546	(23,939)	(223)
Comprehensive income, net of tax	$24,902	$16,701	$41,422	$41,156
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186
Comprehensive income:
Net income	—	—	65,361	—	65,361
Other comprehensive loss, net of tax benefit	—	—	—	(23,939)	(23,939)
Common stock transactions:
25,677 common shares purchased and retired	—	(448)	—	—	(448)
26,096 common shares issued	—	543	—	—	543
120,873 non-vested common shares issued	—	—	—	—	—
10,517 non-vested common shares forfeited	—	—	—	—	—
688,864 stock options exercised, net of 336,442 shares tendered in payment of option price and income tax withholding amounts	—	8,137	—	—	8,137
Tax benefit of stock-based compensation	—	1,578	—	—	1,578
Stock-based compensation expense	—	2,207	—	—	2,207
Cash dividends declared:
Common ($0.27 per share)	—	—	(11,765)	—	(11,765)
Balance at September 30, 2013	$—	$283,352	$517,456	$(7,948)	$792,860

Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Comprehensive income:
Net income	—	—	41,379	—	41,379
Other comprehensive loss, net of tax benefit	—	—	—	(223)	(223)
Common stock transactions:
18,333 common shares purchased and retired	—	(262)	—	—	(262)
23,973 common shares issued	—	—	—	—	—
122,912 non-vested common shares issued	—	—	—	—	—
4,689 non-vested common shares forfeited	—	—	—	—	—
144,346 stock options exercised, net of 102,213 shares tendered in payment of option price and income tax withholding amounts	—	1,326	—	—	1,326
Tax benefit of stock-based compensation	—	296	—	—	296
Stock-based compensation expense	—	2,351	—	—	2,351
Cash dividends declared:
Common ($0.36 per share)	—	—	(15,448)	—	(15,448)
Preferred (6.75% per share)	—	—	(2,569)	—	(2,569)
Balance at September 30, 2012	$50,000	$270,553	$458,506	$18,811	$797,870
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$65,361	$41,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,125)	32,750
Net gain on disposal of property and equipment	(224)	(490)
Depreciation and amortization	12,293	12,770
Net premium amortization on investment securities	11,426	7,913
Net gain on investment securities transactions	(26)	(295)
Net gain on sale of mortgage loans held for sale	(20,376)	(20,648)
Net gain on sale of OREO	(3,195)	(768)
Write-down of OREO and other assets pending disposal	3,180	3,457
Net reversal of impairment of mortgage servicing rights	(121)	(761)
Net gain on sale of mortgage servicing rights	—	(19)
Deferred income tax expense	6,302	8,013
Net decrease (increase) in cash surrender value of company-owned life insurance	28	(1,491)
Stock-based compensation expense	2,207	2,351
Tax benefits from stock-based compensation expense	1,578	296
Excess tax benefits from stock-based compensation expense	(1,488)	(187)
Originations of mortgage loans held for sale, net of sales	31,754	(2,055)
Changes in operating assets and liabilities:
Increase in interest receivable	(1,515)	(1,442)
Decrease in other assets	9,434	7,381
Decrease in accrued interest payable	(1,135)	(1,417)
Decrease in accounts payable and accrued expenses	(2,622)	(1,800)
Net cash provided by operating activities	110,736	84,937
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(13,915)	(44,283)
Available-for-sale	(564,448)	(787,697)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	15,818	9,069
Available-for-sale	569,606	817,903
Capital distribution by unconsolidated subsidiary trust	—	1,238
Proceeds from sales of mortgage servicing rights	470	907
Extensions of credit to customers, net of repayments	(147,826)	(61,721)
Recoveries of loans charged-off	9,434	4,320
Proceeds from sales of OREO	25,185	31,800
Capital contribution to unconsolidated equity method investment	—	(900)
Capital expenditures, net of sales	(2,489)	(11,973)
Net cash used in investing activities	$(108,165)	$(41,337)
FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$(131,786)	$208,761
Net decrease in repurchase agreements	(77,675)	(55,438)
Net decrease in other borrowed funds	(22)	(1)
Repayment of junior subordinated debentures held by subsidiary trusts	—	(41,238)
Repayments of long-term debt	(32)	(30)
Redemption of preferred stock	(50,000)	—
Proceeds from issuance of common stock	8,680	1,326
Excess tax benefits from stock-based compensation expense	1,488	187
Purchase and retirement of common stock	(448)	(262)
Dividends paid to common stockholders	(11,765)	(15,448)
Dividends paid to preferred stockholders	—	(2,569)
Net cash provided by (used in) financing activities	(261,560)	95,288
Net increase (decrease) in cash and cash equivalents	(258,989)	138,888
Cash and cash equivalents at beginning of period	801,332	472,447
Cash and cash equivalents at end of period	$542,343	$611,335

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$30,529	$12,740
Cash paid during the period for interest expense	17,094	24,903
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2013 and December 31, 2012, and the results of operations for each of the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2012 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2013 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$792,761	$1,576	$(9,862)	$784,475
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,157,281	14,836	(17,223)	1,154,894
Private mortgage-backed securities	431	9	(3)	437
Total	$1,950,473	$16,421	$(27,088)	$1,939,806

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$187,202	$5,011	$(1,861)	$190,352
Corporate securities	18,075	74	(19)	18,130
Total	$205,277	$5,085	$(1,880)	$208,482

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$751,501	$3,518	$(163)	$754,856
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,214,377	27,000	(1,526)	1,239,851
Private mortgage-backed securities	539	13	(1)	551
Total	$1,966,417	$30,531	$(1,690)	$1,995,258

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$192,875	$10,835	$(176)	$203,534
Corporate securities	14,975	64	(13)	15,026
Other securities	373	—	—	373
Total	$208,223	$10,899	$(189)	$218,933

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains	$30	$66	$42	$298
Gross realized losses	—	—	(16)	(3)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$472,232	$(9,862)	$—	$—	$472,232	$(9,862)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	712,122	(17,223)	—	—	712,122	(17,223)
Private mortgage-backed securities	—	—	110	(3)	110	(3)
Total	$1,184,354	$(27,085)	$110	$(3)	$1,184,464	$(27,088)

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$51,606	$(1,833)	$468	$(28)	$52,074	$(1,861)
Corporate securities	7,312	(19)	—	—	7,312	(19)
Total	$58,918	$(1,852)	$468	$(28)	$59,386	$(1,880)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$93,982	$(163)	$—	$—	$93,982	$(163)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	250,198	(1,526)	—	—	250,198	(1,526)
Private mortgage-backed securities	—	—	137	(1)	137	(1)
Total	$344,180	$(1,689)	$137	$(1)	$344,317	$(1,690)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$19,389	$(168)	$557	$(8)	$19,946	$(176)
Corporate securities	9,312	(13)	—	—	9,312	(13)
Total	$28,701	$(181)	$557	$(8)	$29,258	$(189)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 211 and 69 individual investment securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, respectively. Unrealized losses as of September 30, 2013 and December 31, 2012 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three or nine months ended September 30, 2013 and 2012.

Maturities of investment securities at September 30, 2013 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2013	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$349,037	$348,410	$4,236	$4,269
After one year but within five years	1,177,551	1,174,066	57,128	57,800
After five years but within ten years	377,332	370,872	85,444	87,378
After ten years	46,553	46,458	58,469	59,035
Total	$1,950,473	$1,939,806	$205,277	$208,482

As of September 30, 2013, the Company had investment securities callable within one year with amortized costs and estimated fair values of $380,305 and $374,729, respectively, including callable structured notes with amortized costs and estimated fair values of $123,286 and $122,087, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2013	December 31, 2012
Real estate loans:
Commercial	$1,441,297	$1,497,272
Construction:
Land acquisition & development	210,153	220,196
Residential	68,362	49,274
Commercial	62,769	65,059
Total construction loans	341,284	334,529
Residential	841,707	708,339
Agricultural	176,594	177,244
Total real estate loans	2,800,882	2,717,384
Consumer:
Indirect consumer	476,531	438,245
Other consumer	135,638	137,743
Credit card	60,015	60,806
Total consumer loans	672,184	636,794
Commercial	681,416	688,753
Agricultural	123,565	113,627
Other, including overdrafts	1,912	912
Loans held for investment	4,279,959	4,157,470
Mortgage loans held for sale	52,133	66,442
Total loans	$4,332,092	$4,223,912

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2013	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,333	$4,124	$313	$8,770	$1,386,656	$45,871	$1,441,297
Construction:
Land acquisition & development	6,652	925	—	7,577	185,841	16,735	210,153
Residential	41	—	—	41	66,831	1,490	68,362
Commercial	2,207	—	—	2,207	60,294	268	62,769
Total construction loans	8,900	925	—	9,825	312,966	18,493	341,284
Residential	2,970	996	875	4,841	830,616	6,250	841,707
Agricultural	272	4,949	48	5,269	161,544	9,781	176,594
Total real estate loans	16,475	10,994	1,236	28,705	2,691,782	80,395	2,800,882
Consumer:
Indirect consumer	2,343	244	—	2,587	473,611	333	476,531
Other consumer	798	117	3	918	134,179	541	135,638
Credit card	364	262	469	1,095	58,900	20	60,015
Total consumer loans	3,505	623	472	4,600	666,690	894	672,184
Commercial	6,102	1,159	534	7,795	661,010	12,611	681,416
Agricultural	520	36	—	556	122,894	115	123,565
Other, including overdrafts		—	—	—	1,912	—	1,912
Loans held for investment	26,602	12,812	2,242	41,656	4,144,288	94,015	4,279,959
Mortgage loans originated for sale	—	—	—	—	52,133	—	52,133
Total loans	$26,602	$12,812	$2,242	$41,656	$4,196,421	$94,015	$4,332,092

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

If interest on non-accrual loans had been accrued, such income would have been approximately $1,216 and $1,821 for the three months ended September 30, 2013 and 2012, respectively and approximately $3,877 and $6,844 for the nine months ended September 30, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of September 30, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$62,453	$33,566	$26,993	$60,559	$4,897
Construction:
Land acquisition & development	22,985	11,211	7,327	18,538	2,652
Residential	2,191	1,490	—	1,490	—
Commercial	442	360	48	408	48
Total construction loans	25,618	13,061	7,375	20,436	2,700
Residential	9,682	4,869	1,840	6,709	657
Agricultural	10,108	6,724	3,289	10,013	962
Total real estate loans	107,861	58,220	39,497	97,717	9,216
Commercial	15,645	8,493	5,250	13,743	4,126
Agricultural	167	27	89	116	19
Total	$123,673	$66,740	$44,836	$111,576	$13,361

As of December 31, 2012	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$62,208	$239	$81,313	$366
Construction:
Land acquisition & development	17,614	19	36,206	30
Residential	1,513	—	3,151	—
Commercial	1,174	2	10,817	—
Total construction loans	20,301	21	50,174	30
Residential	7,770	6	12,416	1
Agricultural	9,995	—	5,173	9
Total real estate loans	100,274	266	149,076	406
Commercial	16,245	16	15,992	21
Agricultural	240	4	748	4
Total	$116,759	$286	$165,816	$431

	Nine Months Ended September 30,
	2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$65,726	$849	$82,689	$1,037
Construction:
Land acquisition & development	19,923	475	49,528	76
Residential	1,949	—	8,591	—
Commercial	5,161	2	18,601	—
Total construction loans	27,033	477	76,720	76
Residential	8,882	15	14,667	22
Agricultural	7,751	8	7,090	41
Total real estate loans	109,392	1,349	181,166	1,176
Commercial	15,065	52	16,129	65
Agricultural	335	12	1,039	19
Total	$124,792	$1,413	$198,334	$1,260

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,481 and $2,276 for the three months ended September 30, 2013 and 2012, respectively, and approximately $4,832 and $8,249 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $63,548 as of September 30, 2013, of which $41,609 were included in non-accrual loans and $21,939 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $76,597 as of December 31, 2012, of which $44,665 were included in non-accrual loans and $31,932 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2013:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	3	$136	$863	$—	$—	$999
Construction:
Land acquisition & development	4	408	6,974	155	—	7,537
Residential	1	—	—	—	79	79
Total real estate loans	8	544	7,837	155	79	8,615
Total loans restructured during period	8	$544	$7,837	$155	$79	$8,615

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	13	$136	$1,252	$5,345	$183	$6,916
Construction:
Land acquisition & development	6	528	7,308	155	—	7,991
Residential	2	—	408	—	—	408
Total construction loans	8	528	7,716	155	—	8,399
Residential	4	—	463	—	79	542
Total real estate loans	25	664	9,431	5,500	262	15,857
Commercial	4	50	178	265	87	580
Total loans restructured during period	29	$714	$9,609	$5,765	$349	$16,437
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2013 or 2012.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	1	$136	1	$136
Construction:
Residential	—	—	1	276
Total real estate loans	1	136	2	412
Commercial	—	0	1	15
Total	1	$136	3	$427

At September 30, 2013, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$95,273	$101,381	$18,394	$215,048
Construction:
Land acquisition & development	25,720	17,262	7,399	50,381
Residential	3,377	1,517	276	5,170
Commercial	—	360	48	408
Total construction loans	29,097	19,139	7,723	55,959
Residential	6,356	7,565	4,876	18,797
Agricultural	12,387	10,479	3,289	26,155
Total real estate loans	143,113	138,564	34,282	315,959
Consumer:
Indirect consumer	815	1,558	132	2,505
Other consumer	549	838	352	1,739
Credit card	—	563	2,050	2,613
Total consumer loans	1,364	2,959	2,534	6,857
Commercial	33,096	25,037	5,510	63,643
Agricultural	3,276	1,718	89	5,083
Total	$180,849	$168,278	$42,415	$391,542

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$101,936	$135,282	$15,173	$252,391
Construction:
Land acquisition & development	28,137	25,884	4,739	58,760
Residential	2,531	2,427	1,143	6,101
Commercial	3,000	795	7,383	11,178
Total construction loans	33,668	29,106	13,265	76,039
Residential	9,542	11,680	4,511	25,733
Agricultural	18,490	6,737	3,228	28,455
Total real estate loans	163,636	182,805	36,177	382,618
Consumer:
Indirect consumer	793	1,764	114	2,671
Other consumer	684	1,395	628	2,707
Credit card	—	415	2,085	2,500
Total consumer loans	1,477	3,574	2,827	7,878
Commercial	42,223	27,184	3,428	72,835
Agricultural	2,596	1,625	28	4,249
Total	$209,932	$215,188	$42,460	$467,580

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$71,503	$7,040	$19,442	$510	$33	$98,528
Provision charged to operating expense	(2,820)	289	(377)	(79)	(13)	(3,000)
Less loans charged-off	(2,129)	(1,083)	(1,703)	—	—	(4,915)
Add back recoveries of loans previously charged-off	1,399	484	474	20	—	2,377
Ending balance	$67,953	$6,730	$17,836	$451	$20	$92,990

Nine Months Ended September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,073	$504	$12	$100,511
Provision charged to operating expense	(4,864)	1,405	1,401	(75)	8	(2,125)
Less loans charged-off	(8,299)	(3,444)	(3,083)	(4)	—	(14,830)
Add back recoveries of loans previously charged-off	5,334	1,629	2,445	26	—	9,434
Ending balance	$67,953	$6,730	$17,836	$451	$20	$92,990

As of September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$9,216	$—	$4,126	$19	$—	$13,361
Loans collectively evaluated for impairment	58,737	6,730	13,710	432	20	79,629
Allowance for loan losses	$67,953	$6,730	$17,836	$451	$20	$92,990

As of September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$97,717	$—	$13,743	$116	$—	$111,576
Collectively evaluated for impairment	2,755,298	672,184	667,673	123,449	1,912	4,220,516
Total loans	$2,853,015	$672,184	$681,416	$123,565	$1,912	$4,332,092

Three Months Ended September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$77,723	$7,274	$16,675	$1,122	$—	$102,794
Provision charged to operating expense	5,371	192	4,222	(285)	—	9,500
Less loans charged-off	(9,138)	(1,340)	(4,335)	—	—	(14,813)
Add back recoveries of loans previously charged-off	387	465	666	7	—	1,525
Ending balance	$74,343	$6,591	$17,228	$844	$—	$99,006

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Nine Months Ended September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged to operating expense	22,172	385	10,530	(337)	—	32,750
Less loans charged-off	(36,645)	(3,862)	(10,028)	(110)	—	(50,645)
Add back recoveries of loans previously charged-off	1,420	1,474	1,401	25	—	4,320
Ending balance	$74,343	$6,591	$17,228	$844	$—	$99,006

As of September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$11,348	$—	$2,924	$412	$—	$14,684
Loans collectively evaluated for impairment	62,995	6,591	14,304	432	—	84,322
Allowance for loan losses	$74,343	$6,591	$17,228	$844	$—	$99,006

As of September 30, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$140,460	$—	$13,408	$590	$—	$154,458
Collectively evaluated for impairment	2,600,908	629,757	658,692	134,877	1,359	4,025,593
Total loans	$2,741,368	$629,757	$672,100	$135,467	$1,359	$4,180,051

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$22,782	$53,817	$32,571	$37,452
Additions	1,952	3,816	10,507	36,933
Capitalized improvements	—	—	13	75
Valuation adjustments	—	(2,310)	(2,564)	(3,457)
Dispositions	(6,197)	(15,352)	(21,990)	(31,032)
Ending balance	$18,537	$39,971	$18,537	$39,971

(6)	Capital Stock

The Company had 19,391,018 and 17,635,369 shares of Class A common stock outstanding as of September 30, 2013 and December 31, 2012, respectively.

The Company had 24,698,944 and 25,654,954 shares of Class B common stock outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$23,812	$16,155	$65,361	$41,379
Less preferred stock dividends	—	863	—	2,569
Net income available to common shareholders, basic and diluted	$23,812	$15,292	$65,361	$38,810

Weighted average common shares outstanding for basic earnings per share computation	43,699,566	42,989,564	43,458,309	42,943,588
Dilutive effects of stock-based compensation	585,278	130,513	384,980	102,968
Weighted average common shares outstanding for diluted earnings per common share computation	44,284,844	43,120,077	43,843,289	43,046,556

Basic earnings per common share	$0.54	$0.36	$1.50	$0.90
Diluted earnings per common share	$0.54	$0.35	$1.49	$0.90

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had 875,714 and 2,814,277 stock options outstanding as of September 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 54,402 and 48,196 shares of unvested restricted stock as of September 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(8)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2013 and December 31, 2012, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of September 30, 2013 and December 31, 2012 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total risk-based capital:
Consolidated	$811,392	16.7%	$389,080	8.0%	NA	NA
FIB	721,266	14.9	387,003	8.0	$483,754	10.0%
Tier 1 risk-based capital:
Consolidated	722,201	14.8	194,540	4.0	NA	NA
FIB	648,395	13.4	193,502	4.0	$290,252	6.0
Leverage capital ratio:
Consolidated	722,201	10.0	288,486	4.0	NA	NA
FIB	648,395	9.0	287,443	4.0	$359,304	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital:
Consolidated	$748,431	15.6%	$384,014	8.0%	NA	NA
FIB	697,695	14.6	382,245	8.0	$477,806	10.0%
Tier 1 risk-based capital:
Consolidated	652,929	13.6	192,007	4.0	NA	NA
FIB	622,466	13.0	191,122	4.0	$286,683	6.0
Leverage capital ratio:
Consolidated	652,929	8.8	296,559	4.0	NA	NA
FIB	622,466	8.4	296,061	4.0	$370,077	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(9)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction agreements of $4,122 as of September 30, 2013.

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2013, commitments to extend credit to existing and new borrowers approximated $1,225,762 which included $382,263 on unused credit card lines and $279,752 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2013, the Company had outstanding standby letters of credit of $47,338. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(11)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $10,507 and $36,933 to OREO during the nine months ended September 30, 2013 and 2012, respectively.

The Company transferred internally originated mortgage servicing rights of $2,931 and $3,344 from loans to mortgage servicing assets during the nine months ended September 30, 2013 and 2012, respectively.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the nine months ended September 30, 2013.

The Company transferred bank buildings and land pending disposal with book values of $1,448 and $566 to other assets during the nine months ended September 30, 2013 and 2012, respectively.

(12)	Other Comprehensive Income

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2013	2012	2013	2012	2013	2012
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$1,794	$931	$706	$366	$1,088	$565
Reclassification adjustment for net losses (gains) included in net income	(30)	(66)	(12)	(26)	(18)	(40)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	33	35	13	14	20	21
Total other comprehensive loss	$1,797	$900	$707	$354	$1,090	$546

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2013	2012	2013	2012	2013	2012
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$(39,547)	$(175)	$(15,562)	$(69)	$(23,985)	$(106)
Reclassification adjustment for net gains included in net income	(26)	(295)	(10)	(116)	(16)	(179)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	102	102	40	40	62	62
Total other comprehensive loss	$(39,471)	$(368)	$(15,532)	$(145)	$(23,939)	$(223)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30, 2013	December 31, 2012
Net unrealized gain (loss) on investment securities available-for-sale	$(6,464)	$17,537
Net actuarial loss on defined benefit post-retirement benefit plans	(1,484)	(1,546)
Net accumulated other comprehensive income (loss)	$(7,948)	$15,991

(13)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$784,475	$—	$784,475	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,154,894	—	1,154,894	—
Private mortgage-backed securities	437	—	437	—
Mortgage servicing rights	24,944	—	24,944	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$754,856	$—	$754,856	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,239,851	—	1,239,851	—
Private mortgage-backed securities	551	—	551	—
Mortgage servicing rights	16,373	—	16,373	—

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2013 or 2012.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of September 30, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$53,327	$—	$—	$53,327
Other real estate owned	5,344	—	—	5,344
Long-lived assets to be disposed of by sale	1,327	—	—	1,327

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$74,623	$—	$—	$74,623
Other real estate owned	15,745	—	—	15,745
Long-lived assets to be disposed of by sale	496	—	—	496

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2013, certain impaired loans with a carrying value of $78,786 were reduced by specific valuation allowance allocations of $13,361 and partial loan charge-offs of $12,098 resulting in a reported fair value of $53,327. As of December 31, 2012, certain impaired loans with a carrying value of $107,247 were reduced by specific valuation allowance allocations of $10,297 and partial loan charge-offs of $22,327 resulting in a reported fair value of $74,623.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $2,564 during the nine months ended September 30, 2013 included $196 directly related to receipt of updated appraisals and $2,368 based on management estimates of the current fair value of properties. Write-downs of $3,457 during the nine months ended September 30, 2012 included adjustments of $625 directly related to receipt of updated appraisals and $2,832 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2013, the Company had long-lived assets to be disposed of by sale with a carrying value of $2,014 that had been reduced by write-downs of $687 resulting in a reported fair value of $1,327. As of December 31, 2012, the Company had a long-lived asset to be disposed of by sale with a carrying value of $566 that was reduced by write-downs of $70 charged to other expense resulting in a fair value of $496 .

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2013 and December 31, 2012, all mortgage loans held for sale were recorded at cost.

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$542,343	$542,343	$—	$542,343	$—
Investment securities available-for-sale	1,939,806	1,939,806	—	1,939,806	—
Investment securities held-to-maturity	205,277	208,482	—	208,482	—
Accrued interest receivable	30,384	30,384	—	30,384	—
Mortgage servicing rights, net	13,518	24,944	—	24,944	—
Net loans	4,239,102	4,192,135	—	4,138,808	53,327
Total financial assets	$6,970,430	$6,938,094	$—	$6,884,767	$53,327

Financial liabilities:
Total deposits, excluding time deposits	$4,870,793	$4,870,793	$—	$4,870,793	$—
Time deposits	1,237,832	1,244,919	—	1,244,919	—
Securities sold under repurchase agreements	428,110	428,110	—	428,110	—
Other borrowed funds	10	10	—	10	—
Accrued interest payable	5,367	5,367	—	5,367	—
Long-term debt	37,128	34,712	—	34,712	—
Subordinated debentures held by subsidiary trusts	82,477	70,727	—	70,727	—
Total financial liabilities	$6,661,717	$6,654,638	$—	$6,654,638	$—

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

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On October 21, 2013, the Company declared a quarterly dividend to common shareholders of $0.14 per share, to be paid on November 15, 2013 to shareholders of record as of November 1, 2013. No other events requiring recognition or disclosure were identified.

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

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: continuing weak or worsening economic conditions, adverse economic conditions affecting Montana, Wyoming and western South Dakota, credit losses, concentrations of real estate loans, commercial loan risk, adequacy of the allowance for loan losses, impairment of goodwill, changes in interest rates, access to low-cost funding sources, increases in deposit insurance premiums, repurchases of mortgage loans from or reimbursements to investors due to contractual or warranty breach, inability to grow business, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, sweeping changes in regulation of financial institutions due to passage of the Dodd-Frank Act, changes in or noncompliance with governmental regulations, effects of recent legislative and regulatory efforts to stabilize financial markets, dependence on the Company’s management team, ability to attract and retain qualified employees, failure of technology, reliance on external vendors, inability to meet liquidity requirements, lack of acquisition candidates, failure to manage growth, competition, inability to manage risks in turbulent and dynamic market conditions, ineffective internal operational controls, environmental remediation and other costs, litigation pertaining to fiduciary responsibilities, failure to effectively implement technology-driven products and services, capital required to support the Company’s bank subsidiary, soundness of other financial institutions, impact of proposed Basel III capital standards for U.S. banks, inability of our bank subsidiary to pay dividends, implementation of new lines of business or new product or service offerings, change in dividend policy, lack of public market for our Class A common stock, volatility of Class A common stock, voting control of Class B stockholders, decline in market price of Class A common stock, dilution as a result of future equity issuances, uninsured nature of any investment in Class A common stock, anti-takeover provisions, controlled company status and subordination of common stock to Company debt.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of September 30, 2013, we had consolidated assets of $7,500 million, deposits of $6,109 million, loans of $4,332 million and total stockholders’ equity of $793 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $115 million, or 2.64% of total loans and OREO, as of September 30, 2013, from $143 million, or 3.35% of total loans and OREO as of December 31, 2012, primarily due to the sale of OREO properties with carrying values aggregating $22 million and the movement of non-accrual loans out of the loan portfolio through pay-off, charge-off or foreclosure. Criticized loans also decreased to $392 million as of September 30, 2013, from $468 million as of December 31, 2012. As of September 30, 2013, both non-performing assets and criticized loans were at their lowest quarterly levels since 2008.

Continued improvement in and stabilization of credit quality, as evidenced by continuing declining levels of non-performing assets and criticized loans, combined with continued improvement in local and national economies, resulted in reversals of provision for loan losses of $3.0 million and $2.1 million during the three and nine months ended September 30, 2013, respectively. This compares to recording provisions for loan losses of $9.5 million and $32.8 million during the same respective periods in 2012.

Effective January 1, 2013, accruing loans modified in troubled debt restructurings are no longer presented as non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue. Prior period balances and ratios have been adjusted to reflect the current year presentation.

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

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule will become effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019. Our initial calculations indicate that as of September 30, 2013, we would meet all fully phased-in Basel III capital adequacy requirements.

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

Shelf Registration Statement

On May 24, 2013, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the Securities and Exchange Commission. The registration statement is designed to provide us with greater flexibility to raise additional capital for general corporate purposes, including, but not limited to, repayment or refinancing of outstanding debt and the acquisition of additional businesses or technologies. The registration statement permits us to offer and sell up to $160 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific plans to offer any of the securities covered by the registration statement.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our annual evaluation of goodwill for impairment is performed as of July 1st each year. Upon completion of the most recent evaluation, it was determined that the estimated fair value of net assets was greater than the carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. During third quarter 2013, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $2.1 million, or 3.4%, to $60.1 million, as compared to $62.2 million during the same period in 2012, and our net FTE interest margin ratio decreased 11 basis points to 3.52%, as compared to 3.63% during the same period in 2012. For the nine months ended September 30, 2013, our net FTE interest income decreased $6.0 million, or 3.2%, to $180.4 million, as compared to $186.3 million during the same period in 2012, and our net FTE interest margin ratio decreased 16 basis points to 3.54%, as compared to 3.70% during the same period in 2012. Declines in yields earned on our loan and investment portfolios during the three and nine months ended September 30, 2013 were partially offset by increases in average outstanding loans and investment securities, reductions in the cost of interest bearing liabilities and lower average outstanding time deposits. Offsetting the impact of lower asset yields during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was the December 2012 contractual repricing of $46 million of junior subordinated debentures from a weighted average fixed interest rate of 7.07% to variable rates averaging 2.60% over LIBOR.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,327,995	$55,345	5.07%	$4,183,016	$57,872	5.50%
Investment securities (2)	2,115,301	9,479	1.78	2,098,576	11,123	2.11
Interest bearing deposits in banks	323,781	207	0.25	525,149	336	0.25
Federal funds sold	4,772	8	0.67	3,006	4	0.53
Total interest earnings assets	6,771,849	65,039	3.81	6,809,747	69,335	4.05
Non-earning assets	602,316			633,551
Total assets	$7,374,165			$7,443,298
Interest bearing liabilities:
Demand deposits	$1,748,317	$504	0.11%	$1,613,136	$589	0.15%
Savings deposits	1,568,744	601	0.15	1,523,347	873	0.23
Time deposits	1,260,452	2,716	0.85	1,452,688	3,952	1.08
Repurchase agreements	418,561	58	0.05	501,640	144	0.11
Other borrowed funds	10	—	—	6	—	—
Long-term debt	37,132	487	5.20	37,174	502	5.37
Subordinated debentures held by by subsidiary trusts	82,477	607	2.92	82,477	1,110	5.35
Total interest bearing liabilities	5,115,693	4,973	0.39	5,210,468	7,170	0.55
Non-interest bearing deposits	1,428,099			1,399,585
Other non-interest bearing liabilities	51,564			43,511
Stockholders’ equity	$778,809			$789,734
Total liabilities and stockholders’ equity	7,374,165			7,443,298
Net FTE interest income		60,066			62,165
Less FTE adjustments (2)		$(1,110)			$(1,160)
Net interest income from consolidated statements of income		58,956			61,005
Interest rate spread			3.42%			3.50%
Net FTE interest margin (3)			3.52%			3.63%
Cost of funds, including non-interest bearing demand deposits (4)			0.30%			0.43%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,267,576	$166,530	5.22%	$4,169,311	$174,809	5.60%
Investment securities (2)	2,157,373	29,045	1.80	2,112,005	34,141	2.16
Interest bearing deposits in banks	378,239	717	0.25	447,865	852	0.25
Federal funds sold	3,547	17	0.64	2,430	11	0.60
Total interest earnings assets	6,806,735	196,309	3.86	6,731,611	209,813	4.16
Non-earning assets	600,556			628,732
Total assets	$7,407,291			$7,360,343
Interest bearing liabilities:
Demand deposits	$1,733,161	$1,453	0.11%	$1,597,397	$1,842	0.15%
Savings deposits	1,554,581	1,853	0.16	1,485,330	2,821	0.25
Time deposits	1,312,465	8,908	0.91	1,496,531	12,792	1.14
Repurchase agreements	465,415	232	0.07	502,828	452	0.12
Other borrowed funds	9	—	—	24	—	—
Long-term debt	37,142	1,450	5.22	37,184	1,495	5.37
Preferred stock pending redemption	3,114	159	6.83	—	—	—
Subordinated debentures held by by subsidiary trusts	82,477	1,904	3.09	108,966	4,084	5.01
Total interest bearing liabilities	5,188,364	15,959	0.41	5,228,260	23,486	0.60
Non-interest bearing deposits	1,394,468			1,303,535
Other non-interest bearing liabilities	51,557			47,108
Stockholders’ equity	$772,902			$781,440
Total liabilities and stockholders’ equity	7,407,291			7,360,343
Net FTE interest income		180,350			186,327
Less FTE adjustments (2)		$(3,357)			$(3,514)
Net interest income from consolidated statements of income		176,993			182,813
Interest rate spread			3.46%			3.56%
Net FTE interest margin (3)			3.54%			3.70%
Cost of funds, including non-interest bearing demand deposits (4)			0.32%			0.48%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$2,006	$(4,533)	$(2,527)	$4,120	$(12,399)	$(8,279)
Investment securities (1)	89	(1,733)	(1,644)	733	(5,829)	(5,096)
Interest bearing deposits in banks	(129)	—	(129)	(132)	(3)	(135)
Federal funds sold	2	2	4	5	1	6
Total change	1,968	(6,264)	(4,296)	4,726	(18,230)	(13,504)
Interest bearing liabilities:
Demand deposits	49	(134)	(85)	157	(546)	(389)
Savings deposits	26	(298)	(272)	132	(1,100)	(968)
Time deposits	(523)	(713)	(1,236)	(1,573)	(2,311)	(3,884)
Repurchase agreements	(24)	(62)	(86)	(34)	(186)	(220)
Long-term debt	(1)	(14)	(15)	(2)	(43)	(45)
Preferred stock pending redemption	—	—	—	159	—	159
Subordinated debentures	—	(503)	(503)	(993)	(1,187)	(2,180)
Total change	(473)	(1,724)	(2,197)	(2,154)	(5,373)	(7,527)
Increase (decrease) in FTE net interest income	$2,441	$(4,540)	$(2,099)	$6,880	$(12,857)	$(5,977)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three and nine months ended September 30, 2013, we reversed provision for loan losses of $3.0 million and $2.1 million, respectively. This compares to recording provisions for loan losses of $9.5 million and $32.8 million during the same respective periods in 2012. Reversal of provision for loan losses during the three and nine months ended September 30, 2013 is reflective of continued improvement in and stabilization of credit quality as evidenced by continuing declining levels of non-performing assets and criticized loans combined with continued improvement in local and national economic trends. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; service charges on deposit accounts; and, wealth management revenues. Non-interest income decreased $2.6 million, or 8.5%, to $27.6 million for the three months ended September 30, 2013, as compared to $30.2 million for the same period in 2012, and increased $1.8 million, or 2.1%, to $86.0 million during the nine months ended September 30, 2013, as compared to $84.0 million during the same period in 2012. Significant components of these fluctuations are discussed below.

Fluctuations in market interest rates have a significant impact on the level of income from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination activity. Income from the origination and sale of loans decreased $3.7 million, or 32.0%, to $7.9 million during the three months ended September 30, 2013, compared to $11.7 million during the same period in 2012, and $817 thousand, or 2.8%, to $28.7 million during the nine months ended September 30, 2013, as compared to $29.5 million during the same period in 2012, primarily due to lower demand for refinancing loans. Our total mortgage loans production decreased approximately 33% and 12% during the three and nine months ended September 30, 2013, respectively, as compared to the same respective periods in 2012. Loans originated for home purchases accounted for approximately 72% of our mortgage loan production during the three months ended September 30, 2013, as compared to approximately 38% during the same period in 2012. For the nine months ended September 30, 2013, loans originated for home purchases accounted for approximately 51% of our mortgage loan production, as compared to 36% during the same period in 2012.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $512 thousand, or 5.8%, to $9.3 million during the three months ended September 30, 2013, as compared to $8.8 million during the same period in 2012, and $1.1 million, or 4.2%, to $26.5 million during the nine months ended September 30, 2013, as compared to $25.5 million during the same period in 2012, primarily due to higher mortgage loan servicing fee income and increases in credit and debit card interchange revenue due to higher transaction volumes. Increases in loan servicing fee income were partially offset by lower insurance commission revenues.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $1.0 million, or 28.8%, to $4.6 million during the three months ended September 30, 2013, as compared to $3.6 million during the same period in 2012, and increased $2.1 million, or 19.5%, to $12.7 million during the nine months ended September 30, 2013, as compared to $10.7 million during the same period in 2012. During third quarter 2013, we recorded revenues from the sale of two multi-million dollar life insurance policies aggregating approximately $370 thousand. The remainder of the quarter-to-date and year-to-date increases were primarily due to the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Non-interest Expense. Non-interest expense decreased $4.5 million, or 7.9%, to $52.6 million for the three months ended September 30, 2013, as compared to $57.1 million for the same period in 2012, and $7.5 million, or 4.4%, to $164.3 million for the nine months ended September 30, 2013, as compared to $171.8 million for the same period in 2012. Significant components of these decreases are discussed below.

Salaries and wages decreased $535 thousand, or 2.3%, to $22.8 million during the three months ended September 30, 2013, as compared to $23.3 million during the same period in 2012, and increased $3.1 million, or 4.7%, to $69.7 million during the nine months ended September 30, 2013, as compared to $66.5 million during the same period in 2012. Salaries expense, the largest component of salaries and wages, increased $186 thousand, or less than 1.0%, to $21.1 million during third quarter 2013, as compared to $20.9 million during third quarter 2012, and $758 thousand, or 1.2%, to $62.8 million during the nine months ended September 30, 2013, as compared to $62.0 million during the same period in 2012. During the three and nine months ended September 30, 2013, as compared to the same periods in 2012, we recorded higher incentive bonus accruals reflective of our improved performance. Increases in salaries expense and incentive bonus accruals during third quarter 2013 were offset by increases in deferred loan costs.

Variations in net OREO income or expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sales of OREO properties and carrying costs and/or operating expenses of OREO properties. OREO expense, net of income, decreased $2.6 million, or 99.3%, to $18 thousand during the three months ended September 30, 2013, as compared to $2.6 million during the same period in 2012, and $4.5 million, or 81.9%, to $999 thousand during the nine months ended September 30, 2013, as compared to $5.5 million for the same period in 2012. Reductions in net OREO expense during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, were primarily due to lower operating expenses reflective of a reduction in the number of OREO properties held and decreases in fair value write-downs. During the three months ended September 30, 2013, net OREO expense included $543 thousand of net operating expenses, which were offset by net gains on the sale of properties of $525 thousand. This compares to $1.1 million of net operating expenses, $2.3 million of fair value write-downs and net gains of $775 thousand recorded during the same period in 2012. During the nine months ended September 30, 2013, net OREO expense included $1.6 million of net operating expenses, $2.6 million of fair value write-downs and net gains of $3.2 million on the sale of OREO properties. This compares to $2.8 million of net operating expenses, $3.5 million of fair value write-downs and net gains of $769 thousand during the same period in 2012.

FDIC insurance premiums decreased $417 thousand, or 25.7%, to $1.2 million during the three months ended September 30, 2013, as compared to $1.6 million for the same period in 2012, and decreased $880 thousand, or 18.3%, to $3.9 million during the nine months ended September 30, 2013, as compared to $4.8 million during the same period in 2012. These decreases were primarily due to lower assessment rates reflective of improved credit quality combined with a lower assessment base.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization decreased $250 thousand, or 28.4%, to $629 thousand during the three months ended September 30, 2013, as compared to $879 thousand during the same period in 2012, and $404 thousand, or 15.6%, to $2.2 million during the nine months ended September 30, 2013, as compared to $2.6 million during the same period in 2012, primarily due to declines in prepayment rates and the resulting extension in the estimation of the period over which net servicing income will be received.

Mortgage servicing rights are evaluated quarterly for impairment. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During third quarter 2013, we reversed impairment of $62 thousand, as compared to recording impairment charges of $55 thousand during third quarter 2012. During the nine months ended September 30, 2013, we reversed impairment of $121 thousand, as compared to an impairment reversal of $761 thousand during the same period in 2012.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight and telephone expenses; travel expense; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses decreased $1.1 million, or 10.2%, to $9.4 million for the three months ended September 30, 2013, as compared to $10.5 million during the same period in 2012, primarily due to fluctuations in the timing of expense recognition in the ordinary course of business. Other expenses decreased $6.1 million, or 16.1%, to $31.7 million during the nine months ended September 30, 2013, as compared to $37.8 million during the same period in 2012, primarily due to non-recurring charges recorded in 2012. During second quarter 2012, we recorded donation expense of $1.5 million associated with the sale of a bank building to a charitable organization and wrote-off $428 thousand of unamortized issuance costs associated with redeemed junior subordinated debentures. In addition, during first quarter 2012, we accrued $3.0 million of collection and settlement costs related to one borrower.

Income Tax Expense. Our effective federal income tax rate was 30.9% for the nine months ended September 30, 2013 and 29.2% for the nine months ended September 30, 2012. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the nine months ended September 30, 2013 and 4.6% for the nine months ended September 30, 2012. Changes in the effective federal income tax rates were primarily due to fluctuations in tax exempt interest income as a percentage of total income.

Financial Condition

Total assets decreased $222 million, or 2.9%, to $7,500 million as of September 30, 2013, from $7,722 million as of December 31, 2012.

Loans. Total loans increased $108 million, or 2.6%, to $4,332 million as of September 30, 2013, from $4,224 million as of December 31, 2012, with the most notable growth occurring in residential real estate and consumer loans. Residential real estate loans increased to $842 million as of September 30, 2013, from $708 million as of December 31, 2012, due primarily to continued retention of certain residential loans with contractual terms of fifteen years or less combined with increased housing demand in our market areas.

Consumer loans grew to $673 million as of September 30, 2013, from $637 million as of December 31, 2012. Growth in consumer loans occurred primarily in indirect loans, which increased to $477 million as of September 30, 2013, from $438 million as of December 31, 2012, due to expansion of our indirect lending program within our existing market areas.

Commercial and commercial real estate loans decreased as of September 30, 2013, as compared to December 31, 2012. Commercial loans decreased to $681 million as of September 30, 2013, from $689 million as of December 31, 2012, and commercial real estate loans decreased to $1,441 million as of September 30, 2013, from $1,497 million as of December 31, 2012, primarily due to weak loan demand combined with the movement of lower quality loans out of the portfolio through charge-off, pay-off and foreclosure.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets
(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Non-performing loans:
Non-accrual loans	$94,015	$103,729	$98,594	$107,799	$122,931
Accruing loans past due 90 days or more	2,188	1,742	1,941	2,277	4,339

Total non-performing loans	96,203	105,471	100,535	110,076	127,270
OREO	18,537	22,782	32,470	32,571	39,971

Total non-performing assets	$114,740	$128,253	$133,005	$142,647	$167,241

Non-performing loans to total loans	2.22%	2.45%	2.38%	2.61%	3.04%
Non-performing assets to total loans and OREO	2.64%	2.97%	3.12%	3.35%	3.96%
Non-performing assets to total assets	1.53%	1.76%	1.79%	1.85%	2.24%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Real estate:
Commercial	$46,185	48.1%	$50,517	45.8%
Construction:		.
Land acquisition and development	16,733	17.4%	19,628	17.8%
Commercial	268	0.3%	8,126	7.4%
Residential	1,490	1.5%	2,175	2.0%
Total construction	18,491	19.2%	29,929	27.2%
Residential	7,125	7.4%	11,511	10.5%
Agricultural	9,829	10.2%	5,048	4.6%
Total real estate	81,630	84.9%	97,005	88.1%
Consumer	1,339	1.4%	1,727	1.6%
Commercial	13,119	13.6%	10,812	9.8%
Agricultural	115	0.1%	525	0.5%
Other	—	—%	7	—%
Total non-performing loans	$96,203	100.0%	$110,076	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.2 million and $1.8 million would have been accrued for the three months ended September 30, 2013 and 2012, respectively. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $3.9 million and $6.8 million would have been accrued for the nine months ended September 30, 2013 and 2012, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $14 million, or 12.8%, to $94 million at September 30, 2013, from $108 million at December 31, 2012, primarily due to movement of non-accrual loans out of the loan portfolio due to pay-off, charge-off or foreclosure.

OREO. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for loan losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties and to conduct open houses.

OREO decreased $14 million, or 43.1%, to $19 million as of September 30, 2013, from $33 million as of December 31, 2012. During the first nine months of 2013, we recorded additions to OREO of $11 million, wrote down the fair value of OREO properties by $3 million and sold OREO with a book value of $22 million at a net gain of $3.2 million, compared to additions of $37 million, fair value write-downs of $3 million and sales of $31 million at a net gain of $768 thousand during the same period in 2012. As of September 30, 2013, 59% of the carrying value of our OREO was related to land and land development properties, 22% to commercial properties and 19% to residential properties.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Balance at beginning of period	$98,528	$97,904	$100,511	$99,006	$102,794
Provision charged to operating expense	(3,000)	375	500	8,000	9,500
Charge offs:
Real estate
Commercial	1,319	1,251	1,098	2,914	3,058
Construction	385	449	1,723	3,355	4,477
Residential	424	324	1,226	590	1,603
Agricultural	2	3	96	2	1
Consumer	1,083	1,299	1,062	1,458	1,340
Commercial	1,703	569	811	1,963	4,334
Agricultural	—	—	4	9	—
Total charge-offs	4,916	3,895	6,020	10,291	14,813
Recoveries:
Real estate
Commercial	500	2,140	714	318	24
Construction	878	593	325	1,443	260
Residential	20	134	22	59	102
Agricultural	1	6	1	—	2
Consumer	484	672	473	471	465
Commercial	474	596	1,375	1,504	665
Agricultural	21	3	3	1	7
Total recoveries	2,378	4,144	2,913	3,796	1,525
Net charge-offs	2,538	(249)	3,107	6,495	13,288
Balance at end of period	$92,990	$98,528	$97,904	$100,511	$99,006

Period end loans	$4,332,092	$4,297,364	$4,224,559	$4,223,912	$4,180,051
Average loans	4,327,995	4,256,579	4,216,934	4,197,665	4,183,016
Net loans charged-off to average loans, annualized	0.23%	(0.02)%	0.30%	0.62%	1.26%
Allowance to period end loans	2.15%	2.29%	2.32%	2.38%	2.37%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $58 million, or 2.7%, to $2,145 million, or 28.6% of total assets, as of September 30, 2013, from $2,203 million, or 28.5% of total assets, as of December 31, 2012. As of September 30, 2013, the estimated duration of our investment portfolio was 3.6 years, as compared to 2.5 years as of December 31, 2012.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2013, we had investment securities with fair values aggregating $578 thousand that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $31 thousand as of September 30, 2013, and were attributable to changes in interest rates. No impairment losses were recorded during the three or nine months ended September 30, 2013 and 2012.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $259 million, or 32.3%, to $542 million as of September 30, 2013, from $801 million as of December 31, 2012. Fluctuations in cash and cash equivalents occur in the normal course of our business.

Deferred Tax Asset. Our net deferred tax asset increased $9 million, or 356.6%, to $12 million as of September 30, 2013, from $3 million as of December 31, 2012, primarily due to increases in deferred tax assets related to net unrealized losses on available-for-sale investment securities.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $132 million, or 2.1%, to $6,109 million as of September 30, 2013, from $6,240 million December 31, 2012, with a slight shift in the mix of deposits away from time deposits to savings and demand deposits. Total deposits were at historically high levels as of December 31, 2012 and are now at a more normalized level of $6,109 million as of September 30, 2013.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	September 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Non-interest bearing demand	$1,503,969	24.6%	$1,495,309	24.0%
Interest bearing:
Demand	1,795,136	29.5	1,811,905	29.0
Savings	1,571,688	25.7	1,547,713	24.8
Time, $100 and over	515,917	8.4	594,712	9.5
Time, other (1)	721,915	11.8	790,772	12.7
Total interest bearing	4,604,656	75.4	4,745,102	76.0
Total deposits	$6,108,625	100.0%	$6,240,411	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $59 million as of
September 30, 2013 and $72 million as of December 31, 2012.

Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements decreased $78 million, or 15.4%, to $428 million as of September 30, 2013, from $506 million as of December 31, 2012, due to fluctuations in the liquidity of our customers.

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

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $42 million, or 5.5%, to $793 million as of September 30, 2013, from $751 million as of December 31, 2012, primarily due to the retention of earnings. This increase was partially offset by a shift in net unrealized gains and losses on available-for-sale investment securities, net of tax, from a net gain of $18 million as of December 31, 2012, to a net loss of $6 million as of September 30, 2013.

During the nine months ended September 30, 2013, we paid aggregate cash dividends of $11.8 million, or $0.27 per share, to common stockholders, as compared to aggregate cash dividends of $15.4 million, or $0.36 per share, to common shareholders during the same period in 2012. During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders. This accelerated dividend, paid on December 17, 2012, was in lieu of the quarterly dividend which would have been declared and paid in January 2013. On October 21, 2013, we declared a quarterly dividend to common stockholders of $0.14 per share to be paid on November 15, 2013 to shareholders of record as of November 1, 2013.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of September 30, 2013 and December 31, 2012, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of September 30, 2013, we had consolidated leverage, tier 1 and total risk-based capital ratios of 10.01%, 14.85% and 16.68%, respectively, as compared to 8.81%, 13.60% and 15.59%, respectively, as of December 31, 2012. For additional information regarding our capital levels, see “Note 8 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On May 24, 2013, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The registration statement permits us to offer and sell up to $160 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific plans to offer any of the securities covered by the registration statement. For additional information regarding the registration statement, see "Recent Trends and Developments – Shelf Registration Statement" included herein.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2013, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2013.
(b) Not applicable.

(c) No purchases were made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2013.

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

10.10†
Third Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2013)

10.11†
Fourth Amendment to the First Interstate BancSystem, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on July 31, 2013)

10.12†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Time) for Certain Executive Officers, (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2008)

10.13†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers, (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on form 8-K filed on February 13, 2013)

10.14
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, No. 333-25633 filed on April 22, 1997)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date: October 31, 2013	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date: October 31, 2013	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer