Form 10-K
period 2013-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2014-02-28
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $421,597,249.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2014:

Class A common stock	19,927,171
Class B common sock	24,259,807

Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 21, 2014. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of December 31, 2013, we had consolidated assets of $7.6 billion, deposits of $6.1 billion, loans of $4.3 billion and total stockholders’ equity of $802 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.

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

While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch and market levels. Branch and market lending authorities are assigned annually by the Company's chief executive officer and chief credit officer based on the size of the branch or market's loan portfolio and the branch or market's historical credit performance. Individual lending limits are approved annually by branch or market management and are based on the credit ability and experience of each individual officer. Branch and market lending limits and aggregate lending relationships in excess of established limits, ranging from $10 million to $15 million depending on the risk characteristics of the relationship, are approved by the Bank's board of directors after review by the Credit Committee of the Company's board of directors.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of December 31, 2013, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $4 billion.

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

Employees

At December 31, 2013, we employed 1,635 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, enacts significant changes in federal statutes governing banks and bank holding companies generally as well as other entities. Although many of the significant changes are already in effect, additional significant changes will become effective in the near-term and other significant changes require action by federal banking agencies, including the Federal Reserve, the principal federal regulator of the Company. Except as otherwise noted, the following discussion assumes that provisions of the Dodd-Frank Act applicable to banks and bank holding companies to become effective in the near-term are currently in effect.

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

With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new branches in a state if a bank located in that state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. Branch offices may not be established outside of a bank's home state primarily for the purpose of deposit production which is determined based on a state-by-state test. The prohibition and regulatory test may limit the Company's ability to establish de novo branches in states other than Montana.

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

With limited exceptions and subject to certain limitations and requirements, banks and their affiliates are not permitted to engage in proprietary trading, or invest in, or serve as an advisor to, hedge funds or private equity funds. We have not historically engaged in any of those activities.

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

In 2013, federal banking agencies established new minimum capital requirements for insured depository organizations under the Dodd-Frank Act. The Bank will be required to comply with the new minimum capital requirements beginning in January 2015. The minimum capital standards will require, among other things, that the Bank maintain a ratio of common equity Tier 1 capital to risk weighted assets of not less than 4.5% with a capital buffer of 2.5%, a ratio of Tier 1 capital to risk weighted assets of not less than 6% and a minimum leverage ratio of 4%. As of December 31, 2013, the Bank exceeds each of the foregoing minimum requirements. The provisions of the Dodd-Frank Act, together with actions taken by the Basel Committee for the Basel III accords, may also result in future regulatory minimum capital requirements that will exceed the regulatory minimum capital guidelines to which we are currently subject.

In 2013, the Federal Reserve issued several new rules and proposed rules applicable to complex bank holding companies and holding companies with consolidated assets in excess of $10 billion or that are designated complex bank holding companies. Because the Company has consolidated assets of less than $10 billion and has not been designated a complex holding company, the recently issued rules do not generally apply to us.

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

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The Bank's prepayment of FDIC insurance premiums continued through March 31, 2013 and excess prepayments were refunded to the Bank on June 28, 2013. Beginning April 1, 2013, the Bank was again subject to assessments for FDIC insurance premiums. The premium amount for 2013 was approximately $5.1 million.

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

Federal consumer protection laws have been expanded by the Dodd-Frank Act, pursuant to which a Consumer Financial Protection Bureau has been created with authority to regulate consumer financial products and services and to implement and enforce federal consumer financial laws. Although the Bureau is accorded examination and enforcement authority, the Bureau's authority does not generally extend to depository institutions with total assets of less than $10 billion. The Bank currently has total assets of less than $10 billion.

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

In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated nationwide. There can be no assurance that these conditions will continue to improve and these conditions could worsen. In addition, on-going federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate in Montana, Wyoming and South Dakota and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in Montana, Wyoming and South Dakota, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could adversely affect the credit quality of our loans and out business, financial condition and results of operations.

Adverse economic conditions affecting Montana, Wyoming and western South Dakota could harm our business.

Our customers are located predominantly in Montana, Wyoming and western South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or western South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. The recent economic recession has adversely affected the real estate and business environment in certain areas in Montana and Wyoming, especially in markets dependent upon resort communities and second homes such as Bozeman, Montana, Kalispell, Montana, and Jackson, Wyoming. In the future, adverse economic conditions, including inflation, recession and unemployment and other factors, such as regulatory or business developments, natural disasters, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and cash flows. In addition, much of the economic improvement in our market area is due to the oil and gas drilling and production in the Bakken Formation. If oil prices decline or other events occur that result in a decline in drilling activity, there could be a material adverse effect on our business, financial position, results of operations, and cash flows.

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

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across Montana, Wyoming, western South Dakota and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

At December 31, 2013, we had $2.1 billion of commercial loans, including $1.4 billion of commercial real estate loans, representing approximately 49% of our total loan portfolio. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our business, financial condition and results of operations.

In addition, at December 31, 2013, we had $1.4 billion of agricultural, construction, residential and other real estate loans, representing approximately 32% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2013, we had goodwill of approximately $184 million, or 23% of our total stockholders' equity. Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us. If our Bank is unable to pay dividends to us, our cash flow and liquidity would be reduced. See below “Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

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

We depend on checking and savings, negotiable order of withdrawal, or NOW, and money market deposit account balances and other forms of customer deposits as our primary source of funding. Such account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's stockholders. These regulations may impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are undergoing significant review and changes, particularly given the recent market developments in the banking and financial services industries and the enactment of the Dodd-Frank Act in July 2010.

Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies, or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials or disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us, our financial condition, results of operations and cash flows.

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

Risks Relating to Our Common Stock

Our dividend policy may change.

Although we have historically paid dividends to our stockholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, or Board, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and adopted and will continue to make and adopt, capital management decisions and policies that could adversely impact the amount of dividends paid to our stockholders.

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

Our articles of incorporation provide that our Board may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then-prevailing market price of such Class A common stock.

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

In the future, we may make additional offerings of debt or equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Or, we may issue additional debt or equity securities as consideration for future mergers and acquisitions. Such additional debt and equity offerings may place restrictions on our ability to pay dividends on or repurchase our common stock, dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock. Furthermore, acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 99,623 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 73 additional locations in Montana, Wyoming and western South Dakota, of which 17 properties are leased from independent third parties and 56 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

At December 31, 2013, we had issued and outstanding 19,868,018 shares of Class A common stock, 24,287,045 shares of Class B common stock. At December 31, 2013, we also had outstanding stock options to purchase an aggregate of 1,012,094 shares of our Class A common stock and 1,511,499 shares of our Class B common stock.

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

Quarter Ended	High	Low

March 31, 2012	$15.00	$13.12
June 30, 2012	14.94	13.32
September 30, 2012	15.49	13.54
December 31, 2012	15.64	13.52
March 31, 2013	19.34	15.69
June 30, 2013	20.82	18.00
September 30, 2013	24.81	20.72
December 31, 2013	29.21	23.25

As of December 31, 2013, we had 608 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 1,263,591 shares of Class A common stock held on behalf of 920 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2012	$0.12	$5,136,079
Second quarter 2012	0.12	5,154,213
Third quarter 2012	0.12	5,158,975
Fourth quarter 2012	0.12	5,162,138
Fourth quarter 2012 - accelerated	0.13	5,597,747
Second quarter 2013	0.13	5,647,175
Third quarter 2013	0.14	6,117,594
Fourth quarter 2013	0.14	6,144,825

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included in Part II, Item 7 herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2013.

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

	Period Ending
Index	3/23/10	6/30/10	12/31/10	12/31/11	6/30/12	12/31/12	6/30/13	12/31/13
First Interstate BancSystem, Inc.	$100.00	110.02	108.27	95.89	106.56	117.38	158.75	219.74
NASDAQ Composite	100.00	87.56	110.78	109.92	124.56	129.43	146.81	181.43
NASDAQ Bank	100.00	89.04	98.86	88.48	98.67	105.02	125.23	148.83

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2013 and 2012, and the results of our operations for the fiscal years ended December 31, 2013, 2012 and 2011, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2011, 2010 and 2009, and the results of our operations for the fiscal years ended December 31, 2010 and 2009, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Net loans	$4,259,514	$4,123,401	$4,073,968	$4,247,429	$4,424,974
Investment securities	2,151,543	2,203,481	2,169,645	1,933,403	1,446,280
Total assets	7,564,651	7,721,761	7,325,527	7,500,970	7,137,653
Deposits	6,133,750	6,240,411	5,826,971	5,925,713	5,824,056
Securities sold under repurchase agreements	457,437	505,785	516,243	620,154	474,141
Long-term debt	36,917	37,160	37,200	37,502	73,353
Preferred stock pending redemption (1)	—	50,000	—	—	—
Subordinated debentures held by subsidiary trusts	82,477	82,477	123,715	123,715	123,715
Preferred stockholders’ equity (1)	—	—	50,000	50,000	50,000
Common stockholders’ equity	801,581	751,186	721,020	686,802	524,434
Selected Income Statement Data:
Interest income	$257,662	$273,900	$292,883	$314,546	$328,034
Interest expense	20,695	30,114	42,031	63,107	84,898
Net interest income	236,967	243,786	250,852	251,439	243,136
Provision for loan losses	(6,125)	40,750	58,151	66,900	45,300
Net interest income after provision for loan losses	243,092	203,036	192,701	184,539	197,836
Non-interest income	111,679	114,861	91,872	90,911	100,690
Non-interest expense	222,069	229,635	218,412	221,004	217,710
Income before income taxes	132,702	88,262	66,161	54,446	80,816
Income tax expense	46,566	30,038	21,615	17,090	26,953
Net income	86,136	58,224	44,546	37,356	53,863
Preferred stock dividends	—	3,300	3,422	3,422	3,422
Net income available to common shareholders	$86,136	$54,924	$41,124	$33,934	$50,441
Common Share Data:
Earnings per share:
Basic	$1.98	$1.28	$0.96	$0.85	$1.61
Diluted	1.96	1.27	0.96	0.85	1.59
Dividends per share	0.41	0.61	0.45	0.45	0.50
Book value per share (2)	18.15	17.35	16.77	16.05	16.73
Tangible book value per share (3)	13.89	12.97	12.33	11.55	10.53
Weighted average shares outstanding:
Basic	43,566,681	42,965,987	42,749,526	39,907,640	31,335,668
Diluted	44,044,602	43,092,978	42,847,196	40,127,365	31,678,500

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2013	2012	2011	2010	2009
Financial Ratios:
Return on average assets	1.16%	0.79%	0.61%	0.52%	0.79%
Return on average common equity	11.05	7.46	5.86	5.22	9.98
Return on average tangible common equity (4)	14.59	10.07	8.06	7.43	15.78
Average stockholders’ equity to average assets	10.49	10.57	10.25	9.67	8.16
Yield on average earning assets	3.84	4.10	4.43	4.85	5.44
Cost of average interest bearing liabilities	0.40	0.58	0.78	1.15	1.63
Interest rate spread	3.44	3.52	3.65	3.70	3.81
Net interest margin (5)	3.54	3.66	3.80	3.89	4.05
Efficiency ratio (6)	63.69	64.03	63.73	64.55	63.32
Common stock dividend payout ratio (7)	20.71	47.66	46.88	52.94	31.06
Loan to deposit ratio	70.84	67.69	71.85	73.71	77.75
Asset Quality Ratios
Non-performing loans to total loans (8)	2.22%	2.61%	4.87%	4.51%	2.65%
Non-performing assets to total loans and other real estate owned (OREO) (9)	2.57	3.35	5.72	5.24	3.47
Non-performing assets to total assets	1.48	1.85	3.30	3.08	2.22
Allowance for loan losses to total loans	1.96	2.38	2.69	2.76	2.28
Allowance for loan losses to non-performing loans	88.28	91.31	55.16	61.10	85.86
Net charge-offs to average loans	0.21	1.26	1.54	1.10	0.63
Capital Ratios:
Tangible common equity to tangible assets (10)	8.32%	7.46%	7.43%	6.76%	4.76%
Net tangible common equity to tangible assets (11)	9.14	8.26	8.28	7.59	5.63
Tier 1 common capital to total risk weighted assets (12)	13.31	11.94	11.04	10.12	6.43
Leverage ratio	10.08	8.81	9.84	9.27	7.30
Tier 1 risk-based capital	14.93	13.60	14.55	13.53	9.74
Total risk-based capital	16.75	15.59	16.54	15.50	11.68

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

(4)
Return on average tangible common equity is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing return on average tangible common equity, average tangible common equity equals average stockholders' equity less average goodwill, average core deposit intangibles and average other intangible assets (except mortgage servicing rights). Return on average tangible common equity is calculated as net income available to common shareholders divided by average tangible common equity, and its most comparable GAAP financial measure is return on average common stockholders' equity. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(5)	Net interest margin ratio is presented on a fully taxable equivalent, or FTE, basis.

(6)	Efficiency ratio represents non-interest expense, excluding loan loss provision, divided by the aggregate of net interest income and non-interest income.

(7)	Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing interest.

(9)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO.

(10)
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

(12)	For purposes of computing tier 1 common capital to total risk-weighted assets, tier 1 common capital excludes preferred stock and trust preferred securities.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principals in the United States of America, or GAAP, this annual report contains the following non-GAAP financial measures that management uses to evaluate our capital adequacy: return on average tangible common equity, tangible book value per share, tangible common equity to tangible assets and net tangible common equity to tangible assets. Return on average tangible equity is calculated as net income available to common shareholders divided by average tangible common stockholders' equity. Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding. Tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing assets). Tangible common equity to tangible assets is calculated as tangible common stockholders’ equity divided by tangible assets. Net tangible common equity to tangible assets is calculated as net tangible common stockholders’ equity divided by tangible assets. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. They also should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table shows a reconciliation from ending stockholders’ equity (GAAP) to ending tangible common stockholders’ equity (non-GAAP) and ending net tangible common stockholders’ equity (non-GAAP) and ending assets (GAAP) to ending tangible assets (non-GAAP), their most directly comparable GAAP financial measures, in each instance as of the periods presented.

Non-GAAP Financial Measures - Five Year Summary (Dollars in thousand except share and per share data)

As of December 31,	2013	2012	2011	2010	2009
Total common stockholders' equity (GAAP)	$801,581	$751,186	$721,020	$686,802	$524,434
Less goodwill and other intangible assets (excluding mortgage servicing rights)	188,214	189,637	191,065	192,518	194,273
Tangible common stockholders' equity (Non-GAAP)	613,367	561,549	529,955	494,284	330,161
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	60,499
Net tangible common stockholders' equity (Non-GAAP)	$673,866	$622,048	$590,454	$554,783	$390,660

Total Assets (GAAP)	$7,564,651	$7,721,761	$7,325,527	$7,500,970	$7,137,653
Less goodwill and other intangible assets (excluding mortgage servicing rights)	188,214	189,637	191,065	192,518	194,273
Tangible assets (Non-GAAP)	$7,376,437	$7,532,124	$7,134,462	$7,308,452	$6,943,380

Average Balances:
Total common stockholders' equity (GAAP)	$779,530	$735,984	$702,321	$650,405	$505,263
Less goodwill and other intangible assets (excluding mortgage servicing rights)	188,954	190,381	191,823	193,429	185,628
Average tangible common stockholders' equity (Non-GAAP)	$590,576	$545,603	$510,498	$456,976	$319,635
Common shares outstanding	44,155,063	43,290,323	42,981,174	42,800,694	31,349,588
Net income available to common shareholders	$86,136	$54,924	$41,124	$33,934	$50,441
Book value per common share (GAAP)	$18.15	$17.35	$16.77	$16.05	$16.73
Tangible book value per common share (Non-GAAP)	13.89	12.97	12.33	11.55	10.53
Tangible common equity to tangible assets (Non-GAAP)	8.32%	7.46%	7.43%	6.76%	4.76%
Net tangible common equity to tangible assets (Non-GAAP)	9.14	8.26	8.28	7.59	5.63
Return on average common tangible equity (Non-GAAP)	14.59	10.07	8.06	7.43	15.78

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
The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	continuing or worsening business and economic conditions;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	credit losses;

•	lending risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	changes in interest rates;

•	access to low-cost funding sources;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	failure of technology;

•	inability to meet liquidity requirements;

•	failure to manage growth;

•	competition;

•	ineffective internal operational controls;

•	environmental remediation and other costs;

•	reliance on external vendors;

•	litigation pertaining to fiduciary responsibilities;

•	failure to effectively implement technology-driven products and services;

•	soundness of other financial institutions;

•	inability of our bank subsidiary to pay dividends;

•	implementation of new lines of business or new product or service offerings;

•	change in dividend policy;

•	volatility of Class A common stock;

•	decline in market price of Class A common stock;

•	dilution as a result of future equity issuances;

•	uninsured nature of any investment in Class A common stock;

•	voting control of Class B stockholders;

•	anti-takeover provisions;

•	controlled company status; and,

•	subordination of common stock to Company debt.
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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2013, we had consolidated assets of $7.6 billion, deposits of $6.1 billion, loans of $4.3 billion and total stockholders’ equity of $802 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. We also offer internet and mobile banking services. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

Asset Quality

Non-performing assets decreased to $112 million, or 1.48% of total assets, as of December 31, 2013, from $143 million, or 1.85% of total assets as of December 31, 2012, primarily due to the movement of lower quality loans out of the portfolio through charge-off or foreclosure and sales of OREO properties. Loan charge-offs, net of recoveries, totaled $9 million during 2013, as compared to $53 million during 2012. Our criticized loans decreased $109 million, or 23.3%, to $358 million as of December 31, 2013, from $468 million as of December 31, 2012.

Continued improvement in and stabilization of our credit quality, as evidenced by declining levels of non-performing and criticized loans, and our assessment of the adequacy of our allowance for loan losses resulted in a reversal of provision for loan losses of $6.1 million during 2013, compared to recording provisions of $40.8 million during 2012.

Basel III Regulatory Capital Rule Revision

On July 2, 2013, the Board of Governors of the Federal Reserve Bank, or the Federal Reserve Board, issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital remains unchanged at 8.0% of total risk-weighted assets. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, the final rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers.

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

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule will become effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019. Our initial calculations indicate that as of December 31, 2013, we would meet all fully phased-in Basel III capital adequacy requirements.

The final rule also enhances the risk-sensitivity of the advanced approaches risk-based capital rule, including among others, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Federal Reserve Board's market risk rule into the integrated capital framework. These provisions of the final rule generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and do not directly impact us.

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

Final Settlement of Visa Interchange Litigation

On December 13, 2013, a federal court approved the settlement of a class-action lawsuit involving Visa, MasterCard and U.S. financial institution defendants, alleging collusion between the defendant banks and the credit card companies to maintain higher credit card interchange fees. Under the terms of the settlement, class merchants will receive, among other things, a distribution equal to 10 basis points of default interchange for a period of eight months, which will reduce interchange fees received by credit card issuers, like us, during that time. Based on current transaction volumes, a 10 basis point reduction in credit interchange fees will not have a material impact on our consolidated financial statements, results of operations or liquidity.

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

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2013 to December 31, 2012 and the years ended December 31, 2012 to December 31, 2011.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,281,673	$222,450	5.20%	$4,176,439	$232,724	5.57%	$4,275,128	$247,492	5.79%
Investment securities (2)	2,151,495	38,695	1.80	2,123,231	44,613	2.10	2,026,192	48,795	2.41
Federal funds sold	2,852	18	0.63	2,341	13	0.56	2,231	13	0.58
Interest bearing deposits in banks	391,515	992	0.25	486,203	1,235	0.25	414,375	1,050	0.25
Total interest earnings assets	6,827,535	262,155	3.84	6,788,214	278,585	4.10	6,717,926	297,350	4.43
Non-earning assets	600,919			627,498			618,454
Total assets	$7,428,454			$7,415,712			$7,336,380
Interest bearing liabilities:
Demand deposits	$1,751,990	$1,963	0.11%	$1,624,687	$2,390	0.15%	$1,269,676	$3,057	0.24%
Savings deposits	1,566,211	2,445	0.16	1,496,254	3,562	0.24	1,714,294	6,448	0.38
Time deposits	1,289,108	11,392	0.88	1,473,501	16,354	1.11	1,737,401	24,028	1.38
Repurchase agreements	456,840	294	0.06	501,192	579	0.12	500,882	695	0.14
Other borrowed funds (3)	10	—	—	16	—	—	5,582	—	—
Long-term debt	37,102	1,936	5.22	37,185	1,981	5.33	37,442	1,975	5.27
Preferred stock pending redemption	2,329	159	6.83	1,913	131	6.85	—	—	—
Subordinated debentures held by by subsidiary trusts	82,477	2,506	3.04	102,307	5,117	5.00	123,715	5,828	4.71
Total interest bearing liabilities	5,186,067	20,695	0.40	5,237,055	30,114	0.58	5,388,992	42,031	0.78
Non-interest bearing deposits	1,411,270			1,346,787			1,146,535
Other non-interest bearing liabilities	51,587			47,799			48,532
Stockholders’ equity	779,530			784,071			752,321
Total liabilities and stockholders’ equity	$7,428,454			$7,415,712			$7,336,380
Net FTE interest income		$241,460			$248,471			$255,319
Less FTE adjustments (2)		(4,493)			(4,685)			(4,467)
Net interest income from consolidated statements of income		$236,967			$243,786			$250,852
Interest rate spread			3.44%			3.52%			3.65%
Net FTE interest margin (4)			3.54%			3.66%			3.80%
Cost of funds, including non-interest bearing demand deposits (5)			0.31%			0.46%			0.64%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

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

Our FTE net interest income decreased $7.0 million, or 2.8%, to $241.5 million in 2013, compared to $248.5 million in 2012, and our net interest margin ratio decreased 12 basis points to 3.54% in 2013, as compared to 3.66% in 2012. The decrease in net FTE interest income was primarily due to lower yields earned on our loan and investment portfolios. Declines in yields earned on our loan and investment portfolios during 2013, as compared to 2012, were partially offset by increases in average outstanding loans and investment securities, reductions in the cost of interest bearing liabilities and lower average outstanding time deposits. Also offsetting the impact of lower asset yields in 2013, as compared to 2012, was the December 2012 contractual repricing of $46 million of junior subordinated debentures from a weighted average fixed interest rate of 7.07% to variable interest rates averaging 2.60% over LIBOR, or 3.11% during 2013.

Our FTE net interest income decreased $6.8 million, or 2.7%, to $248.5 million in 2012, compared to $255.3 million in 2011, and our net FTE interest margin ratio decreased 14 basis points to 3.66% in 2012, compared to 3.80% in 2011. The decrease in our net FTE interest income and compression in our net FTE interest margin ratio were attributable to lower outstanding loan balances and lower yields earned on our loan and investment portfolios, which were partially offset by reductions in the cost of interest bearing liabilities combined with a continued shift away from higher-costing savings and time deposits to lower-costing demand deposits. Management expects further compression in the net FTE interest margin ratio in future periods resulting from the continuing low interest rate environment.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2013 compared with December 31, 2012			Year Ended December 31, 2012 compared with December 31, 2011			Year Ended December 31, 2011 compared with December 31, 2010
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$5,864	$(16,138)	$(10,274)	$(5,713)	$(9,055)	$(14,768)	$(12,395)	$(8,392)	$(20,787)
Investment Securities (1)	594	(6,512)	(5,918)	2,846	(7,028)	(4,182)	10,378	(11,209)	(831)
Federal funds sold	3	2	5	1	(1)	—	(14)	5	(9)
Interest bearing deposits in banks	(241)	(2)	(243)	182	3	185	(39)	(4)	(43)
Total change	6,220	(22,650)	(16,430)	(2,684)	(16,081)	(18,765)	(2,070)	(19,600)	(21,670)
Interest bearing liabilities:
Demand deposits	187	(614)	(427)	855	(1,522)	(667)	406	(779)	(373)
Savings deposits	167	(1,284)	(1,117)	(820)	(2,066)	(2,886)	1,071	(3,557)	(2,486)
Time deposits	(2,047)	(2,915)	(4,962)	(3,650)	(4,024)	(7,674)	(7,885)	(9,672)	(17,557)
Repurchase agreements	(51)	(234)	(285)	—	(116)	(116)	38	(222)	(184)
Borrowings (2)	—	—	—	—	—	—	—	(3)	(3)
Long-term debt	(4)	(41)	(45)	(14)	20	6	(454)	(4)	(458)
Preferred stock pending redemption	159	(131)	28	131	—	131	—	—	—
Subordinated debentures held by subsidiary trusts	(992)	(1,619)	(2,611)	(1,008)	297	(711)	—	(15)	(15)
Total change	(2,581)	(6,838)	(9,419)	(4,506)	(7,411)	(11,917)	(6,824)	(14,252)	(21,076)
Increase (decrease) in FTE net interest income (1)	$8,801	$(15,812)	$(7,011)	$1,822	$(8,670)	$(6,848)	$4,754	$(5,348)	$(594)

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

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

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. Continued improvement in and stabilization of our credit quality in 2013, as evidenced by declining levels of non-performing assets and criticized loans, and our assessment of the adequacy of our allowance for loan losses resulted in a reversal of provision for loan losses of $6.1 million during 2013, compared to recording provisions of $40.8 million during 2012. Our provision for loan losses decreased $17.4 million, or 29.9%, to $40.8 million in 2012, as compared to $58.2 million in 2011 due to declining levels of non-performing and criticized loans, as compared to 2011. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include income from the origination and sale of loans; other service charges, commissions and fees; service charges on deposit accounts; and wealth management revenues. Non-interest income decreased $3.2 million, or 2.8%, to $111.7 million in 2013, as compared to $114.9 million in 2012, and increased $23.0 million, or 25.0%, to $114.9 million in 2012, as compared to $91.9 million in 2011. Significant components of these fluctuations are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $1.8 million, or 5.1%, to $36.0 million in 2013, as compared to $34.2 million in 2012, primarily due to increases in mortgage loan servicing fee income and higher debit and credit card interchange fees resulting from higher transaction volumes. Other service charges, commissions and fees increased $2.5 million, or 8.0%, to $34.2 million in 2012, as compared to $31.7 million in 2011, primarily due to higher debit and credit card interchange fee revenue resulting from higher transaction volumes.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. During 2013, mortgage interest rates increased from record low rates experienced in 2012, resulting in lower loan demand primarily for refinancing loans. Our mortgage loan production volume decreased 23% in 2013, as compared to 2012, with refinancing loan production volumes declining by 45%. Driven by lower production volume, our income from the origination and sale of loans decreased $7.5 million, or 18.0%, to $34.3 million in 2013, as compared to $41.8 million in 2012. During 2012, record low mortgage interest rates continued to spur residential mortgage loan originations in our market areas resulting in higher income from the origination and sale of loans, which increased $20.6 million, or 97.6%, to $41.8 million in 2012, as compared to $21.2 million in 2011. Refinancing activity accounted for 46% of our residential mortgage loan origination production in 2013, as compared to 65% in 2012.

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $2.8 million, or 19.4%, to $17.1 million in 2013, as compared to $14.3 million in 2012, and $739 thousand, or 5.4%, to $14.3 million in 2012, as compared to $13.6 million in 2011, primarily due to the addition of new wealth management customers and increases in the market values of new and existing assets under trust management. Also contributing to the increase in wealth management revenues in 2013 as compared to 2012, were revenues from the sale of two multi-million dollar life insurance policies aggregating $370 thousand recorded during third quarter 2013.

Other income primarily includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $754 thousand, or 11.1%, to $7.5 million in 2013, as compared to $6.8 million in 2012, primarily due to increases of $697 thousand in earnings on securities held under deferred compensation plans and $680 thousand in income from life insurance policies. These increases were partially offset by a non-recurring gain on the sale of a bank building recorded in 2012, as discussed below.

Other income increased $507 thousand, or 8.1%, to $6.8 million in 2012, as compared to $6.3 million in 2011, primarily due to increases in the values of securities held under deferred compensation plans. During 2012, market value adjustments for securities held under deferred compensation plans resulted in increases in other income of $648 thousand, as compared to reductions in other income of $161 thousand in 2011. In addition, during second quarter 2012, we recorded a one-time gain of $581 thousand on the sale of a bank building. These increases were partially offset by decreases in company-owned life insurance revenues during 2012, as compared to 2011.

Non-interest Expense

Non-interest expense decreased $7.6 million, or 3.3%, to $222.1 million in 2013, as compared to $229.6 million in 2012, and increased $11.2 million, or 5.1%, to $229.6 million in 2012, as compared to $218.4 million in 2011. Significant components of these fluctuations are discussed below.

Salaries and wages increased $4.2 million, or 4.6%, to $94.0 million in 2013, as compared to $89.8 million in 2012, primarily due to higher incentive compensation resulting from our improved financial performance. Salaries and wages increased $6.3 million, or 7.5%, to $89.8 million in 2012, as compared to $83.6 million in 2011, primarily due to inflationary wage increases, higher incentive bonus accruals reflective of our improved performance, and increases in commissions and overtime related to the substantial volume of residential real estate loan activity in 2012.

Employee benefits increased $993 thousand, or 3.4%, to $30.3 million in 2013, as compared to $29.3 million in 2012, primarily due to the combined effects of increases in the market value of securities held under deferred compensation plans, higher stock-based compensation expense and increases in group health insurance expense.

Employee benefits increased $1.6 million, or 5.6%, to $29.3 million in 2012, as compared to $27.8 million in 2011, primarily due to increases in the market value of securities held under deferred compensation plans, higher stock-based compensation expense and increases in profit sharing accruals reflective of our improved performance in 2012. These increases were partially offset by a $1.0 million reduction in group health insurance expense reflecting favorable claims experience in 2012.

FDIC insurance premiums decreased $1.4 million, or 21.8%, to $5.1 million in 2013, as compared to $6.5 million in 2012, and $863 thousand, or 11.8%, to $6.5 million in 2012, as compared to $7.3 million in 2011. These decreases were primarily due to lower assessment rates reflective of improved credit quality combined with a lower assessment base.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sale of OREO properties and carrying costs and/or operating expenses of OREO properties. Net OREO expense decreased $7.1 million, or 75.6%, to $2.3 million in 2013, as compared to $9.4 million in 2013, primarily due to a reduction in the number of OREO properties held. In 2013, we recorded net gains on the sale of OREO properties of $3.2 million, wrote-down the value of OREO properties by $3.5 million and had recorded net operating expenses of $2.0 million. This compares to net gains of $1.0 million, fair value write-downs $6.7 million and net operating expenses of $3.7 million in 2012.

Net OREO expense increased $748 thousand, or 8.6%, to $9.4 million in 2012, as compared to $8.7 million in 2011, primarily due to additional carrying costs of OREO properties foreclosed in 2012.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization decreased $714 thousand, or 20.4%, to $2.8 million in 2013, as compared to $3.5 million in 2012, primarily due to declines in prepayment rates and the resulting extension in the estimated period over which net servicing income is expected to be received. Mortgage servicing rights amortization expense increased $276 thousand, or 8.6%, to $3.5 million in 2012, as compared to $3.2 million in 2011.

Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During 2013, we reversed previously recorded impairment of $99 thousand, compared to the reversal of previously recorded impairment of $771 thousand in 2012 and the recording of additional impairment of $1.3 million in 2011.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expense decreased $5.6 million, or 11.4%, to $43.3 million in 2013, as compared to $48.9 million in 2012, primarily due to non-recurring charges recorded in 2012. During 2012, we recorded as other expense $3.0 million of estimated loan collection and settlement costs related to one borrower, $1.5 million of donations expense in conjunction with the sale of a bank building to a charitable organization and $428 thousand of unamortized issuance costs associated with the redemption of junior subordinated debentures.

Other expenses increased $5.2 million, or 11.9%, to $48.9 million in 2012, as compared to $43.7 million in 2011, primarily due to non-recurring expenses described above that were recorded during the first and second quarters of 2012. In addition, debit card processing expenses increased $1.4 million in 2012, as compared to 2011, due to changes in per transaction processing costs and higher transaction volumes.

Income Tax Expense

Our effective federal tax rate was 30.8% for the year ended December 31, 2013, 29.6% for the year ended December 31, 2012 and 28.1% for the year ended December 31, 2011. Increases in effective federal income tax rates are primarily due to higher levels of taxable income without a proportional increase in tax exempt interest income on loan and investment securities.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the year ended December 31, 2013, 4.4% for the year ended December 31, 2012 and 4.6% for the year ended December 31, 2011.

Net Income Available to Common Shareholders

Net income available to common shareholders was $86.1 million, or $1.96 per diluted shares in 2013, as compared to $54.9 million, or $1.27 per diluted share, in 2012 and $41.1 million, or $0.96 per diluted share, in 2011.

Summary of Quarterly Results

The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2013 and 2012.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2013:
Interest income	$65,067	$63,956	$63,929	$64,710	$257,662
Interest expense	5,790	5,196	4,973	4,736	20,695
Net interest income	59,277	58,760	58,956	59,974	236,967
Provision for loan losses	500	375	(3,000)	(4,000)	(6,125)
Net interest income after provision for loan losses	58,777	58,385	61,956	63,974	243,092
Non-interest income	28,819	29,579	27,607	25,674	111,679
Non-interest expense	56,685	55,020	52,579	57,785	222,069
Income before income taxes	30,911	32,944	36,984	31,863	132,702
Income tax expense	10,867	11,439	13,172	11,088	46,566
Net income available to common shareholders	$20,044	$21,505	$23,812	$20,775	$86,136

Basic earnings per common share	$0.46	$0.49	$0.54	$0.47	$1.98
Diluted earnings per common share	0.46	0.49	0.54	0.47	1.96
Dividends paid per common share	—	0.13	0.14	0.14	0.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2012:
Interest income	$69,057	$69,067	$68,175	$67,601	$273,900
Interest expense	8,423	7,893	7,170	6,628	30,114
Net interest income	60,634	61,174	61,005	60,973	243,786
Provision for loan losses	11,250	12,000	9,500	8,000	40,750
Net interest income after provision for loan losses	49,384	49,174	51,505	52,973	203,036
Non-interest income	26,382	27,662	30,182	30,635	114,861
Non-interest expense	57,440	57,299	57,064	57,832	229,635
Income before income taxes	18,326	19,537	24,623	25,776	88,262
Income tax expense	6,112	6,527	8,468	8,931	30,038
Net income	12,214	13,010	16,155	16,845	58,224
Preferred stock dividends	853	853	863	731	3,300
Net income available to common shareholders	$11,361	$12,157	$15,292	$16,114	$54,924

Basic earnings per common share	$0.26	$0.28	$0.36	$0.37	$1.28
Diluted earnings per common share	0.26	0.28	0.35	0.37	1.27
Dividends paid per common share	0.12	0.12	0.12	0.25	0.61

Financial Condition

Total assets decreased $157 million, or 2.0%, to $7,565 million as of December 31, 2013, from $7,722 million as of December  31, 2012, due to lower outstanding funding sources, including deposits and repurchase agreements. Total assets increased $396 million, or 5.4%, to $7,722 million as of December 31, 2012, from $7,326 million as of December 31, 2011, due to deposit growth.

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

Total loans increased $121 million, or 2.9%, to $4,345 million as of December 31, 2013, from $4,224 million as of December 31, 2012, with the most notable growth occurring in residential real estate loans. Total loans increased $37 million, or less than 1.0%, to $4,224 million as of December 31, 2012, from $4,187 million as of December 31, 2011. During 2012, modest growth in residential real estate, agricultural and indirect consumer loans was partially offset by decreases in commercial real estate and land acquisition and development loans.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2013	Percent	2012	Percent	2011	Percent	2010	Percent	2009	Percent
Loans
Real estate:
Commercial	$1,449,174	33.3%	$1,497,272	35.4%	$1,553,155	37.1%	$1,565,665	35.8%	$1,556,273	34.4%
Construction	351,635	8.1	334,529	7.9	400,773	9.6	527,458	12.1	636,892	14.1
Residential	867,912	20.0	708,339	16.8	571,943	13.7	549,604	12.6	539,098	11.9
Agricultural	173,534	4.0	177,244	4.2	175,302	4.2	182,794	4.2	195,045	4.3
Consumer	671,587	15.5	636,794	15.1	616,071	14.7	646,580	14.8	677,548	14.9
Commercial	676,544	15.6	688,753	16.3	693,261	16.6	730,471	16.7	750,647	16.6
Agricultural	111,872	2.6	113,627	2.8	119,710	2.8	116,546	2.7	134,470	3.0
Other loans	1,734	—	912	—	2,813	—	2,383	0.1	1,601	—
Mortgage loans held for sale	40,861	0.9	66,442	1.3	53,521	1.3	46,408	1.0	36,430	0.8
Total loans	4,344,853	100.0%	4,223,912	100.0%	4,186,549	100.0%	4,367,909	100.0%	4,528,004	100.0%
Less allowance for loan losses	85,339		100,511		112,581		120,480		103,030
Net loans	$4,259,514		$4,123,401		$4,073,968		$4,247,429		$4,424,974
Ratio of allowance to total loans	1.96%		2.38%		2.69%		2.76%		2.28%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 53% and 57% of our commercial real estate loans were owner occupied as of December 31, 2013 and 2012, respectively. Commercial real estate loans decreased $48 million, or 3.2%, to $1,449 million as of December 31, 2013, from $1,497 million as of December 31, 2102, and decreased

$56 million, or 3.6%, to $1,497 million as of December 31, 2012, from $1,553 million as of December 31, 2011. Management attributes these decreases to weak loan demand combined with the movement of lower quality loans out of the portfolio through charge-off, pay-off and foreclosure.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. As of December 31, 2013, our construction loan portfolio was divided among the following categories: approximately $77 million, or 21.9%, residential construction; approximately $69 million, or 19.6%, commercial construction; and, approximately $206 million, or 58.5%, land acquisition and development. As of December 31, 2012, our construction loan portfolio was divided among the following categories: approximately $49 million, or 14.7%, residential construction; approximately $65 million, or 19.4%, commercial construction; and, approximately $220 million, or 65.9%, land acquisition and development.

Construction loans increased $17 million, or 5.1%, to $352 million as of December 31, 2013, from $335 million as of December 31, 2012, primarily due to increased housing demand in our market areas during 2013. Construction loans decreased $66 million, or 16.5%, to $335 million as of December 31, 2012, from $401 million as of December 31, 2011, primarily due to movement of lower quality loans out of the loan portfolio through charge-off and foreclosure.

Residential real estate loans. Residential real estate loans increased $160 million, or 22.5%, to $868 million as of December 31, 2013, from $708 million as of December 31, 2012, due to our continued retention of certain residential loans combined with increased housing demand in our market areas. Residential real estate loans increased $136 million, or 23.8%, to $708 million as of December 31, 2012, from $572 million as of December 31, 2011, due to retention of certain residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $272 million as of December 31, 2013 and $274 million as of December 31, 2012.

Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 70.9% and 68.8% of our consumer loans as of December 31, 2013 and 2012, respectively, were indirect consumer loans.

Consumer loans increased $35 million, or 5.5%, to $672 million as of December 31, 2013, from $637 million as of December 31, 2012 and $21 million, or 3.4%, to $637 million as of December 31, 2012, from $616 million as of December 31, 2011, due to expansion of our indirect lending program within our existing market areas.

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

Commercial loans decreased $12 million, or 1.8%, to $677 million as of December 31, 2013, from $689 million as of December 31, 2012, and $5 million, or less than 1.0%, to $689 million as of December 31, 2012, from $693 million as of December 31, 2011. Management attributes these decreases to weak loan demand combined with the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure and low loan demand.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans decreased $2 million, or 1.5%, to $112 million as of December 31, 2013, from $114 million as of December 31, 2012 and $6 million, or 5.1%, to $114 million as of December 31, 2012, from $120 million as of December 31, 2011.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2013:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$952,162	$1,238,318	$651,775	$2,842,255
Consumer	226,585	395,466	49,536	671,587
Commercial	386,184	222,251	68,109	676,544
Agricultural	91,705	19,295	872	111,872
Other	1,734	—	—	1,734
Mortgage loans held for sale	40,861	—	—	40,861
Total loans	$1,699,231	$1,875,330	$770,292	$4,344,853
Loans at fixed interest rates	$1,024,681	$1,375,277	$310,327	$2,710,285
Loans at variable interest rates	674,550	500,053	365,526	1,540,129
Non-accrual loans	—	—	94,439	94,439
Total loans	$1,699,231	$1,875,330	$770,292	$4,344,853

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2013	2012	2011	2010	2009
Non-performing loans:
Nonaccrual loans	$94,439	$107,799	$199,983	$195,342	$115,030
Accruing loans past due 90 days or more	2,232	2,277	4,111	1,852	4,965
Total non-performing loans	96,671	110,076	204,094	197,194	119,995
OREO	15,504	32,571	37,452	33,632	38,400
Total non-performing assets	$112,175	$142,647	$241,546	$230,826	$158,395

Troubled debt restructurings not included above (1)	$21,780	$31,932	$37,376	$13,490	$4,683

Non-performing loans to total loans (2)	2.22%	2.61%	4.87%	4.51%	2.65%
Non-performing assets to total loans and OREO (3)	2.57	3.35	5.72	5.24	3.47
Non-performing assets to total assets (4)	1.48	1.85	3.30	3.08	2.22
Allowance for loan losses to non-performing loans (5)	88.28	91.31	55.16	61.10	85.86

(1)
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

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 2.73%, 3.36%, 5.77%, 4.82% and 2.75% as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 3.07%, 4.10%, 6.60%, 5.55% and 3.57% as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 1.77%, 2.26%, 3.81%, 3.26% and 2.28% as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5) Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 72.05%, 70.78%, 46.62%, 57.19% and 82.64% as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest. Impaired loans include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings, with the exception of consumer loans. We monitor and evaluate collateral values on impaired loans quarterly. Appraisals are required on all impaired loans every 18-24 months, or sooner as conditions necessitate. We monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The adjusted appraised value is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Overall increases in specific valuation allowances will result in higher provisions for loan losses. Provisions for loan losses are also impacted by changes in the historical or general valuation elements of the allowance for loan losses as well.

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

As of December 31,	2013	2012	2011	2010	2009
Real estate	$82,709	$97,005	$182,709	$161,484	$97,113
Consumer	1,350	1,727	2,054	2,705	2,240
Commercial	12,487	10,819	18,462	31,912	19,754
Agricultural	125	525	869	1,093	888
Total non-performing loans	$96,671	$110,076	$204,094	$197,194	$119,995

As of December  31, 2013, our non-performing real estate loans were divided among the following categories: $16 million, or 19.7%, land and land development; $49 million, or 59.2%, commercial; $2 million, or 1.9% residential construction; $7 million, or 8.8%, residential; and, $9 million, or 10.4%, agricultural.

As of December 31, 2012, our non-performing real estate loans were divided among the following categories: $20 million, or 20.2%, land and land development; $50 million, or 52.1%, commercial; $2 million, or 2.2% residential construction; $12 million, or 11.9%, residential; $8 million, or 8.4% commercial construction; and, $5 million, or 5.2%, agricultural.

Total non-performing loans decreased $13 million, or 12.2%, to $97 million as of December 31, 2013, from $110 million as of December 31, 2012, and $94 million, or 46.1%, to $110 million as of December 31, 2012, from $204 million as of December 31, 2011. Non-accrual loans, the largest component of non-performing loans, decreased $14 million, or 12.4%, to $94 million as of December 31, 2013, from $108 million as of December 31, 2012 , and $92 million, or 46.1%, to $108 million as of December 31, 2012, from $200 million as of December 31, 2011, primarily due to movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure. As of December 31, 2013, approximately 52% of our non-accrual loans were commercial real estate loans and approximately 17% were land acquisition and development loans.

We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $4.6 million, $8.5 million and $12.5 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2013, 2012 and 2011, respectively.

Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest. Loans returned to accrual status are no longer considered impaired.

For additional information regarding non-performing loans, see “Notes to Consolidated Financial Statements—Loans” included in financial statements included Part IV, Item 15 of this report.

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

OREO decreased $17 million, or 52.4%, to $16 million as of December 31, 2013, from $33 million as of December 31, 2012. During 2013, the Company recorded additions to OREO of $12 million, wrote down the fair value of OREO properties by $4 million and sold OREO with a book value of $25 million. Approximately 39% of OREO sales in 2013 were of residential real estate and approximately 33% were commercial properties. As of December 31, 2013, 59% of our OREO balance related to land and land development properties, 25% to commercial properties, 15% to residential real estate properties and 1% to agricultural real estate properties.

OREO decreased $5 million, or 13.0%, to $33 million as of December 31, 2012, from $37 million as of December 31, 2011. During 2012, the Company recorded additions to OREO of $44 million, wrote down the fair value of OREO properties by $7 million and sold OREO with a book value of $42 million. As of December 31, 2012, 45% of our OREO balance related to land and land development properties, 32% to commercial properties, 22% to residential real estate properties and 1% to agricultural real estate properties.

Troubled Debt Restructurings. Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally to ensure proper classification as a troubled debt restructuring and if or when the loan may be placed on accrual status.

As of December 31, 2013, we had loans renegotiated in troubled debt restructurings of $60 million, of which $38 million were reported as non-accrual loans in the non-performing asset and troubled debt restructuring and non-performing loan tables above. The remaining $22 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructuring table above.

As of December 31, 2012, we had loans renegotiated in troubled debt restructurings of $77 million, of which $45 million were reported as non-accrual loans in the non-performing asset and troubled debt restructuring and non-performing loan tables above. The remaining $32 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructuring table above.

For additional information regarding loans modified in troubled debt restructurings, see “Notes to Consolidated Financial Statements—Loans” included in financial statements included Part IV, Item 15 of this report.

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

Based on declines in national, regional and local economies which began in 2008, we recorded additional general valuation allowances based on management's estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, we recorded significantly higher provisions for loan losses in 2009, 2010 and the first half of 2011 to maintain the allowance for loan losses at appropriate levels. Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses, which began decreasing during the last half of 2011, continued to decrease through 2013, with negative provisions recorded during the third and fourth quarters of 2013. Management expects that non-performing and impaired loans will continue to decline as previously identified problem loans make their way through the credit cycle and the volume of newly identified non-performing and impaired loans decreases as economic conditions in our market areas improve.

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2013	2012	2011	2010	2009
Balance at the beginning of period	$100,511	$112,581	$120,480	$103,030	$87,316
Charge-offs:
Real estate
Commercial	4,430	13,014	13,227	8,980	5,156
Construction	3,515	25,510	26,125	19,989	14,153
Residential	2,177	4,879	6,199	3,511	1,086
Agricultural	102	103	213	2,238	11
Consumer	4,612	5,320	6,043	7,577	8,134
Commercial	5,672	11,990	19,332	10,023	3,346
Agricultural	5	120	142	21	92
Total charge-offs	20,513	60,936	71,281	52,339	31,978
Recoveries:
Real estate
Commercial	3,644	907	293	34	108
Construction	2,010	2,022	1,641	213	7
Residential	424	310	201	132	38
Agricultural	9	2	—	—	—
Consumer	2,059	1,945	1,739	2,053	1,850
Commercial	3,293	2,905	1,344	436	328
Agricultural	27	25	13	21	61
Total recoveries	11,466	8,116	5,231	2,889	2,392
Net charge-offs	9,047	52,820	66,050	49,450	29,586
Provision for loan losses	(6,125)	40,750	58,151	66,900	45,300
Balance at end of period	$85,339	$100,511	$112,581	$120,480	$103,030
Period end loans	$4,344,853	$4,223,912	$4,186,549	$4,367,909	$4,528,004
Average loans	4,281,673	4,176,439	4,275,128	4,482,218	4,660,189
Net charge-offs to average loans	0.21%	1.26%	1.54%	1.10%	0.63%
Allowance to period-end loans	1.96%	2.38%	2.69%	2.76%	2.28%

The allowance for loan losses was $85 million, or 1.96% of period-end loans, at December 31, 2013, compared to $101 million, or 2.38% of period-end loans, at December 31, 2012, and $113 million, or 2.69% of period-end loans, at December 31, 2011. Decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2013, compared to December 31, 2012, and December 31, 2012, as compared to December 31, 2011, were primarily due to decreases in specific reserves on impaired loans and lower general reserves reflective of decreases in past due, non-performing and internally risk classified loans.

Net charge-offs in 2013 decreased $44 million, or 82.9%, to $9 million, or 0.21% of average loans, from $53 million, or 1.26% of average loans in 2012. Net charge-offs in 2012 decreased $13 million, or 20.0%, to $53 million, or 1.26% of average loans, from $66 million, or 1.54% of average loans in 2011. Approximately 53% of the loans charged-off in 2012 were related to sixteen borrowers.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2013, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2013		2012		2011		2010		2009
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$63,923	65.4%	$75,782	64.3%	$87,396	64.6%	$84,181	64.7%	$76,357	64.7%
Consumer	6,193	15.5	7,141	15.1	8,594	14.7	9,332	14.8	6,220	14.9
Commercial	14,747	15.6	17,085	16.3	15,325	16.6	25,354	16.7	18,608	16.6
Agricultural	476	2.6	503	2.7	1,266	2.8	1,613	2.7	1,845	3.0
Other loans	—	—	—	—	—	—	—	0.1	—	—
Mortgage loans held for sale	—	0.9	—	1.6	—	1.3	—	1.0	—	0.8
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$85,339	100.0%	$100,511	100.0%	$112,581	100.0%	$120,480	100.0%	$103,030	100.0%

The allowance for loan losses allocated to real estate loans decreased 15.6% to $64 million as of December 31 2013, from $76 million as of December 31, 2012, primarily due to improvement in real estate values and housing demand in our market areas combined with the charge-off of $4 million of non-performing real estate loans in 2013. The allowance for loan losses allocated to real estate loans decreased 13.3% to $76 million as of December 31 2012, from $87 million as of December 31, 2011, primarily due to the charge-off of $40 million of non-performing real estate loans. The allowance for loan losses allocated to commercial loans decreased 39.6% to $15 million as of December 31, 2011, from $25 million as of December 31, 2010, primarily due to the charge-off of non-performing loans.

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

Investment securities decreased $52 million, or 2.4%, to $2,152 million as of December 31, 2013, from $2,203 million as of December 31, 2012. As of December 31, 2013, the estimated duration of our investment portfolio was 3.7 years, as compared to 2.5 years as of December 31, 2012. The weighted average yield on investment securities decreased 30 basis points to 1.80% in 2013, from 2.10% in 2012, and 31 basis points to 2.10% in 2012, from 2.41% in 2011.

Investment securities increased $34 million, or 1.6%, to $2,203 million as of December 31, 2012, from $2,170 million as of December 31, 2011. During 2012, excess liquidity was primarily invested into available-for-sale U.S. government agency residential mortgage-backed securities.

As of December 31, 2013, investment securities with amortized costs and fair values of $1,289 million and $1,279 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,319 million and $1,344 million, respectively, as of December 31, 2012.

For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2013. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.

Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Government agency securities
Maturing within one year	$35,717	1.65%	1.05%
Maturing in one to five years	552,424	25.68	0.96
Maturing in five to ten years	185,914	8.64	1.51
Mark-to-market adjustments on securities available-for-sale	(10,817)	(0.50)	NA
Total	763,238	35.47	1.10
Mortgage-backed securities
Maturing within one year	227,563	10.58	2.88
Maturing in one to five years	670,714	31.17	1.68
Maturing in five to ten years	215,586	10.02	2.48
Maturing after ten years	83,839	3.90	3.09
Mark-to-market adjustments on securities available-for-sale	(13,234)	(0.62)	NA
Total	1,184,468	55.05	2.15
Tax exempt securities
Maturing within one year	4,190	0.20	5.19
Maturing in one to five years	39,841	1.85	3.71
Maturing in five to ten years	87,703	4.08	4.93
Maturing after ten years	54,084	2.51	4.84
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	185,818	8.64	4.65
Corporate securities
Maturing in one to five years	18,019	0.84	1.17
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	18,019	0.84	1.20
Total	$2,151,543	100.00%	2.00%

Maturities of U.S. government agency securities noted above reflect $308 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $123 million of these securities will be called in 2014.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2013, the carrying value of our investments in non-agency mortgage-backed securities totaled $415 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2013, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2013, approximately 79% of our tax-exempt securities were general obligation securities, of which 51% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

As of December 31, 2012, we had U.S. government agency securities with carrying values of $755 million and a weighted average yield of 0.92%; mortgage-backed securities with carrying values of $1,240 million and a weighted average yield of 2.32%; tax exempt securities with carrying values of $193 million and a weighted average yield of 4.89%; corporate securities with carrying values of $15 million and a weighted average yield of 1.20%; and, other securities with carrying values of $373 thousand with no weighted average yield.

As of December 31, 2011, we had U.S. government agency securities with carrying values of $1,138 million and a weighted average yield of 0.92%; mortgage-backed securities with carrying values of $879 million and a weighted average yield of 2.99%; tax exempt securities with carrying values of $153 million and a weighted average yield of 5.65%; and, other securities with carrying values of $162 thousand with no weighted average yield.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2013, we had investment securities with fair values of $241 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $10 million as of December 31, 2013, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2013, 2012 or 2011.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $267 million, or 33.3%, to $535 million as of December 31, 2013, from $801 million as of December 31, 2012, and increased $329 million, or 69.6%, to $801 million as of December 31, 2012, from $472 million as of December 31, 2011. Fluctuations in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.

Company-Owned Life Insurance

Company-owned life insurance increased $45 million, or 59.2%, to $122 million as of December 31, 2013, from $77 million as of December 31, 2012. During fourth quarter 2013, we purchased $45 million of life insurance covering select officers of our bank subsidiary. For additional information regarding our company-owned life insurance, see “Notes to Consolidated Financial Statements — Company-Owned Life Insurance” included in Part IV, Item 15.

Deferred Tax Asset/Liability

Our net deferred tax asset increased $10 million, or 368.0%, to $12 million as of December, 31, 2013, from $3 million as of December 31, 2012, primarily due to increases in deferred tax assets related to net unrealized losses on available-for-sale investment securities. Our net deferred tax asset decreased $7 million, or 73.0%, to $3 million as of December, 31, 2012, from $10 million as of December 31, 2011. This decrease was primarily due to tax amortization of goodwill and core deposits intangibles and loan charge-offs, which are deductible currently for income tax purposes.

Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2013	Percent	2012	Percent	2011	Percent	2010	Percent	2009	Percent
Non-interest bearing demand	$1,491,683	24.3%	$1,495,309	24.0%	$1,271,709	21.8%	$1,063,869	18.0%	$1,026,584	17.6%
Interest bearing:
Demand	1,848,806	30.2	1,811,905	29.0	1,306,509	22.4	1,218,078	20.5	1,197,254	20.6
Savings	1,602,544	26.1	1,547,713	24.8	1,691,413	29.0	1,718,521	29.0	1,362,410	23.4
Time, $100 or more	492,051	8.0	594,712	9.5	681,047	11.7	908,044	15.3	996,839	17.1
Time, other	698,666	11.4	790,772	12.7	876,293	15.1	1,017,201	17.2	1,240,969	21.3
Total interest bearing	4,642,067	75.7	4,745,102	76.0	4,555,262	78.2	4,861,844	82.0	4,797,472	82.4
Total deposits	$6,133,750	100.0%	$6,240,411	100.0%	$5,826,971	100.0%	$5,925,713	100.0%	$5,824,056	100.0%

Total deposits decreased $107 million, or 1.7%, to $6,134 million as of December 31, 2013, from $6,240 million as of December 31, 2012., and increased $413 million, or 7.1%, to $6,240 million as of December 31, 2012, from $5,827 million as of December 31, 2011. Total deposits were at historically high levels as of December 31, 2012 and have now returned to a more normalized level of $6,134 million as of December 31, 2013. During 2013, the mix of deposits continued to shift from higher-costing time deposits to lower-costing savings and demand deposits.

Non-Interest Bearing Demand. Non-interest bearing demand deposits decreased $4 million, or less than 1.0%, to $1,492 million as of December 31 2013, from $1,495 million as of December 31, 2012. Non-interest bearing deposits increased $224 million, or 17.6%, to $1,495 million as of December 31, 2012, from $1,272 million as of December 31, 2011. Management attributes this increase to changes in customer liquidity combined with low interest rates offered on alternative interest earning deposit products.

Interest Bearing Demand. Interest bearing demand deposits increased $37 million, or 2.0%, to $1,849 million as of December 31, 2013, from $1,812 million as of December 31, 2012, and $505 million, or 38.7%, to $1,812 million as of December 31, 2012, from $1,307 million as of December 31, 2011. As a result of a regulatory change allowing businesses to receive interest on checking accounts, during first quarter 2012 we discontinued our savings sweep product, which resulted in a shift of approximately $300 million from savings deposits into interest bearing demand deposits during first quarter 2012.

Savings Deposits. Savings deposits increased $55 million, or 3.5%, to $1,603 million as of December 31, 2013, from $1,548 million as of December 31 2013. Savings deposits decreased $144 million, or 8.5%, to $1,548 million as of December 31, 2012, from $1,691 million as of December 31, 2011, primarily due to the discontinuation of our savings sweep product during first quarter 2012, as described above.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $103 million, or 17.3%, to $492 million as of December 31, 2013, from $595 million as of December 31, 2012, with the largest decrease occurring in time deposits maturing in over twelve months. Time deposits of $100,000 or more decreased $86 million, or 12.7%, to $595 million as of December 31, 2012, from $681 million as of December 31, 2011. As of December 31, 2013 and 2012, we had no certificates of deposit issued in brokered transactions.

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2013.
Maturities of Time Deposits of $100,000 or More (Dollars in thousands)

Maturing in 3 months or less	$117,243
Maturing in 3-6 months	207,920
Maturing in 6-12 months	111,996
Maturing in over 12 months	54,892
Total time deposits of $100,000 or more	$492,051

Other time deposits. Other time deposits decreased $92 million, or 11.6%, to $699 million as of December 31, 2013, from $791 million as of December 31 2012, and decreased $86 million, or 9.8%, to $791 million as of December 31, 2012, from $876 million as of December 31, 2011. We had Certificate of Deposit Account Registry Service, or CDARS, deposits of $52 million as of December 31, 2013, and $72 million as of December 31, 2012.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $48 million, or 9.6%, to $457 million as of December 31, 2013, from $506 million as of December 31, 2012, and decreased $10 million, or 2.0%, to $506 million as of December 31, 2012, from $516 million as of December 31, 2011. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2013	2012	2011
Securities sold under repurchase agreements:
Balance at period end	$457,437	$505,785	$516,243
Average balance	456,840	501,192	500,882
Maximum amount outstanding at any month-end	533,965	541,032	560,515
Average interest rate:
During the year	0.06%	0.12%	0.14%
At period end	0.07	0.09	0.12

Preferred Stock Redemption

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

Subordinated Debentures Held by Subsidiary Trusts

Subordinated debentures held by subsidiary trusts remained flat at $82 million as of December 31, 2013 and 2012, and decreased $41 million, or 33.3%, to $82 million as of December 31, 2012, from $124 million as of December 31, 2011. During second quarter 2012, we redeemed $41 million of junior subordinated deferrable interest debentures, or subordinated debentures, maturing March 26, 2033, and bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. Redemption of the subordinated debentures caused a mandatory redemption of $40 million of floating rate mandatorily redeemable capital trust preferred securities, or trust preferred securities, and all common securities issued by First Interstate Statutory Trust I, a wholly-owned unconsolidated business trust sponsored by us. A loss of $428 thousand on the early extinguishment of the junior subordinated debentures,comprised solely of unamortized debt issuance costs, was included in other expense in the accompanying consolidated statement of income. Subordinated debentures held by subsidiary trusts were $124 million as of December 31, 2011. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses remained flat at $48 million as of December 31, 2103 and 2012, and increased $6 million, or 14.1%, to $48 million as of December 31, 2012, from $42 million as of December 31, 2011, primarily due to the timing and amounts of corporate tax payments.

Contractual Obligations

Contractual obligations as of December 31, 2013 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$4,943,033	$—	$—	$—	$4,943,033
Time deposits	790,643	263,205	136,869	—	1,190,717
Securities sold under repurchase agreements	457,437	—	—	—	457,437
Other borrowed funds (1)	3	—	—	—	3
Long-term debt obligations (2)	—	225	35,000	—	35,225
Capital lease obligations	49	125	148	1,370	1,692
Operating lease obligations	3,161	4,078	1,496	3,660	12,395
Purchase obligations (3)	3,062	—	—	—	3,062
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82,477	82,477
Total contractual obligations	$6,197,388	$267,633	$173,513	$87,507	$6,726,041

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of a fixed rate note payable to FHLB bearing interest of 4.86% and maturing on October 31, 2015; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common or preferred stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $50 million, or 6.7%, to $802 million as of December 31, 2013 from $751 million as of December 31, 2012, due primarily to the retention of earnings, which was partially offset by increases in net unrealized losses on available-for-sale investment securities. We paid aggregate cash dividends of $17.9 million to common shareholders during 2013. On January 23, 2014, we declared a quarterly dividend to common stockholders of $0.16 per share to be paid on February 14, 2014 to shareholders of record as of February 4, 2014.

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

On November 25, 2013, our Board adopted a stock repurchase program authorizing us to repurchase up to 2 million shares of our Class A common stock in open market or privately negotiated transactions through November 14, 2014. As of December 31, 2013, no shares had been repurchased pursuant to this program.

Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2013 and 2012, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.

On July 2, 2013, the Federal Reserve Board issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For additional information regarding the impact of this final rule, see "Recent Trends and Developments – Basel III Regulatory Capital Rule Revision" included herein.

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

Asset Liability Management

The goal of asset liability management is the prudent control of market risk, liquidity and capital. Asset liability management is governed by policies, goals and objectives adopted and reviewed by the Bank’s board of directors. Development of asset liability management strategies is the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2013. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,399,123	$806,691	$1,754,182	$290,418	$4,250,414
Investment securities (2)	216,175	354,341	1,230,285	350,742	2,151,543
Interest bearing deposits in banks	392,492	—	—	—	392,492
Federal funds sold	672	—	—	—	672
Total interest earning assets	$2,008,462	$1,161,032	$2,984,467	$641,160	$6,795,121
Interest bearing liabilities:
Interest bearing demand accounts (3)	$497,142	$311,554	$1,040,110	$—	$1,848,806
Savings deposits (3)	800,073	319,309	483,162	—	1,602,544
Time deposits, $100 or more	117,243	319,916	54,892	—	492,051
Other time deposits	206,279	410,409	81,977	1	698,666
Securities sold under repurchase agreements	457,437	—	—	—	457,437
Other borrowed funds	3	—	—	—	3
Long-term debt	15,011	37	20,499	1,370	36,917
Subordinated debentures held by subsidiary trusts	82,477		—	—	82,477
Total interest bearing liabilities	$2,175,665	$1,361,225	$1,680,640	$1,371	$5,218,901
Rate gap	$(167,203)	$(200,193)	$1,303,827	$639,789	$1,576,220
Cumulative rate gap	(167,203)	(367,396)	936,431	1,576,220
Cumulative rate gap as a percentage of total interest earning assets	-2.46%	-5.41%	13.78%	23.20%	23.20%

(1)
Does not include non-accrual loans of $94 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $2.3 million, a negative cumulative one year gap of $1.9 million and a positive cumulative one to five year gap of $936 million.

Net Interest Income Sensitivity

We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest margin sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios where market rates gradually change up resulting in a change in the slope of the yield curve. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on our net interest margin may be materially different than estimated.

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates shift up or down 2%. As of December 31, 2013, our income simulation model predicted net interest income would decrease $5.1 million, or 2.1%, assuming a 0.5% increase in interest rates during each of the next four consecutive quarters. This scenario predicts that our interest bearing liabilities reprice slightly faster than our interest earning assets. We have not engaged in derivatives or hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2013. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2013, a further decline in interest rates would result in an acceleration of the compression of our net interest margin.

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

Report of McGladrey LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Income — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2013, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

McGladrey LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. First Interstate BancSystem, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 28, 2014

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2014 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),First Interstate BancSystem, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 28, 2014

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2013	2012
Assets
Cash and due from banks	$141,663	$177,978
Federal funds sold	672	730
Interest bearing deposits in banks	392,492	622,624
Total cash and cash equivalents	534,827	801,332
Investment securities:
Available-for-sale	1,947,706	1,995,258
Held-to-maturity (estimated fair values of $205,926 and $218,933 at December 31, 2013 and 2012, respectively)	203,837	208,223
Total investment securities	2,151,543	2,203,481
Loans held for investment	4,303,992	4,157,470
Mortgage loans held for sale	40,861	66,442
Total loans	4,344,853	4,223,912
Less allowance for loan losses	85,339	100,511
Net loans	4,259,514	4,123,401
Premises and equipment, net of accumulated depreciation	179,690	187,565
Goodwill	183,673	183,673
Company-owned life insurance	122,175	76,729
Other real estate owned (“OREO”)	15,504	32,571
Accrued interest receivable	26,450	28,869
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,546	12,653
Deferred tax asset, net	12,154	2,597
Core deposit intangibles, net of accumulated amortization	4,519	5,937
Other assets	61,056	62,953
Total assets	$7,564,651	$7,721,761
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,491,683	$1,495,309
Interest bearing	4,642,067	4,745,102
Total deposits	6,133,750	6,240,411
Securities sold under repurchase agreements	457,437	505,785
Accounts payable and accrued expenses	47,523	48,208
Accrued interest payable	4,963	6,502
Long-term debt	36,917	37,160
Other borrowed funds	3	32
Preferred stock pending redemption	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,763,070	6,970,575
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2013; 5,000 shares issued and outstanding as of December 31, 2012	—	—
Common stock	285,535	271,335
Retained earnings	532,087	463,860
Accumulated other comprehensive income (loss), net	(16,041)	15,991
Total stockholders’ equity	801,581	751,186
Total liabilities and stockholders’ equity	$7,564,651	$7,721,761
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2013	2012	2011
Interest income:
Interest and fees on loans	$220,687	$230,882	$245,767
Interest and dividends on investment securities:
Taxable	31,237	36,847	41,304
Exempt from federal taxes	4,728	4,923	4,749
Interest on deposits in banks	992	1,235	1,050
Interest on federal funds sold	18	13	13
Total interest income	257,662	273,900	292,883
Interest expense:
Interest on deposits	15,800	22,306	33,533
Interest on securities sold under repurchase agreements	294	579	695
Interest on long-term debt	1,936	1,981	1,975
Interest on preferred stock pending redemption	159	131	—
Interest on subordinated debentures held by subsidiary trusts	2,506	5,117	5,828
Total interest expense	20,695	30,114	42,031
Net interest income	236,967	243,786	250,852
Provision for loan losses	(6,125)	40,750	58,151
Net interest income after provision for loan losses	243,092	203,036	192,701
Non-interest income:
Other service charges, commissions and fees	35,977	34,226	31,689
Income from the origination and sale of loans	34,254	41,790	21,153
Wealth management revenues	17,085	14,314	13,575
Service charges on deposit accounts	16,837	17,412	17,647
Investment securities gains, net	1	348	1,544
Other income	7,525	6,771	6,264
Total non-interest income	111,679	114,861	91,872
Non-interest expense:
Salaries and wages	94,002	89,833	83,560
Employee benefits	30,338	29,345	27,792
Occupancy, net	16,587	15,786	16,223
Furniture and equipment	12,554	12,859	12,562
Outsourced technology services	9,029	8,826	8,933
FDIC insurance premiums	5,057	6,470	7,333
Professional fees	4,773	4,044	3,676
OREO expense, net of income	2,291	9,400	8,652
Mortgage servicing rights amortization	2,787	3,501	3,225
Mortgage servicing rights impairment (recovery)	(99)	(771)	1,275
Core deposit intangibles amortization	1,418	1,420	1,446
Other expenses	43,332	48,922	43,735
Total non-interest expense	222,069	229,635	218,412
Income before income tax expense	132,702	88,262	66,161
Income tax expense	46,566	30,038	21,615
Net income	86,136	58,224	44,546
Preferred stock dividends	—	3,300	3,422
Net income available to common shareholders	$86,136	$54,924	$41,124

Basic earnings per common share	$1.98	$1.28	$0.96
Diluted earnings per common share	1.96	1.27	0.96
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2013	2012	2011
Net income	$86,136	$58,224	$44,546
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	(52,949)	(4,648)	17,168
Reclassification adjustment for net gains included in income	(1)	(348)	(1,544)
Unamortized premium on available-for-sale securities transferred into held-to-maturity	—	56	389
Defined benefit post-retirement benefit plans:
Change in the net actuarial loss	137	(77)	135
Other comprehensive income (loss), before tax	(52,813)	(5,017)	16,148
Deferred tax benefit (expense) related to other comprehensive income (loss)	20,781	1,974	(6,489)
Other comprehensive income (loss), net of tax	(32,032)	(3,043)	9,659
Comprehensive income	$54,104	$55,181	$54,205

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$50,000	$264,174	$413,253	$9,375	$736,802
Net income	—	—	44,546	—	44,546
Other comprehensive income, net of tax	—	—	—	9,659	9,659
Common stock transactions:
17,926 common shares purchased and retired	—	(248)	—	—	(248)
15,440 common shares issued	—	205	—	—	205
130,904 non-vested common shares issued	—	—	—	—	—
27,963 non-vested common shares forfeited or canceled	—	—	—	—	—
Non-vested liability awards vesting during period	—	204	—	—	204
83,025 stock options exercised, net of 174,583 shares tendered in payment of option price and income tax withholding amounts	—	216	—	—	216
Tax benefit of stock-based compensation	—	385	—	—	385
Stock-based compensation expense	—	1,906	—	—	1,906
Cash dividends declared:
Common ($0.45 per share)	—	—	(19,233)	—	(19,233)
Preferred (6.75% per share)	—	—	(3,422)	—	(3,422)
Balance at December 31, 2011	50,000	266,842	435,144	19,034	771,020
Net income	—	—	58,224	—	58,224
Other comprehensive loss, net of tax	—	—	—	(3,043)	(3,043)
Common stock transactions:
18,351 common shares purchased and retired	—	(263)	—	—	(263)
23,991 common shares issued	—	299	—	—	299
122,912 non-vested common shares issued	—	—	—	—	—
15,232 non-vested common shares forfeited or canceled	—	—	—	—	—
192,829 stock options exercised, net of 183,805 shares tendered in payment of option price and income tax withholding amounts	—	1,612	—	—	1,612
Tax benefit of stock-based compensation	—	360	—	—	360
Stock-based compensation expense	—	2,485	—	—	2,485
Preferred stock transactions:
5,000 preferred shares called for redemption	(50,000)	—	—	—	(50,000)
Cash dividends declared:
Common ($0.61 per share)	—	—	(26,208)	—	(26,208)
Preferred (6.75% per share)	—	—	(3,300)	—	(3,300)
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$—	$271,335	$463,860	$15,991	$751,186
Net income	—	—	86,136	—	86,136
Other comprehensive loss, net of tax	—	—	—	(32,032)	(32,032)
Common stock transactions:
25,677 common shares purchased and retired	—	(448)	—	—	(448)
26,096 common shares issued	—	543	—	—	543
120,873 non-vested common shares issued	—	—	—	—	—
30,648 non-vested common shares forfeited or canceled	—	—	—	—	—
774,096 stock options exercised, net of 392,411 shares tendered in payment of option price and income tax withholding amounts	—	9,271	—	—	9,271
Tax benefit of stock-based compensation	—	1,898	—	—	1,898
Stock-based compensation expense	—	2,936	—	—	2,936
Cash dividends declared:
Common ($0.41 per share)	—		(17,909)	—	(17,909)
Balance at December 31, 2013	$—	$285,535	$532,087	$(16,041)	$801,581

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$86,136	$58,224	$44,546
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	(6,125)	40,750	58,151
Net loss (gain) on disposal of property and equipment	(217)	(424)	28
Depreciation and amortization	16,245	17,112	17,368
Net premium amortization on investment securities	14,655	11,700	10,353
Net gain on investment securities transactions	(1)	(348)	(1,544)
Net gain on sales of mortgage loans held for sale	(24,482)	(29,606)	(14,443)
Net gain on sale of mortgage servicing rights	—	(19)	—
Net gain on sale of OREO	(3,232)	(1,041)	(552)
Write-down of OREO	3,512	6,724	7,464
Loss on early extinguishment of debt	—	428	—
Mortgage servicing rights impairment (recovery)	(99)	(771)	1,275
Deferred income tax expense	11,276	8,762	2,405
Net increase in cash surrender value of company-owned life insurance policies	(446)	(1,849)	(1,824)
Stock-based compensation expense	2,936	2,485	2,111
Tax benefits from stock-based compensation	1,898	360	204
Excess tax benefits from stock-based compensation	(2,031)	(273)	(124)
Originations of loans held for sale	(1,557,288)	(1,197,744)	(897,773)
Proceeds from sale of loans held for sale	1,603,770	1,209,866	902,239
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,419	3,105	1,654
Decrease in other assets	3,440	4,089	13,039
Decrease in accrued interest payable	(1,539)	(1,621)	(5,055)
Increase (decrease) in accounts payable and accrued expenses	(602)	5,913	3,579
Net cash provided by operating activities	150,225	135,822	143,101
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(16,370)	(68,305)	(18,846)
Available-for-sale	(741,579)	(1,246,068)	(1,166,364)
Proceeds from maturities, paydowns and calls of investment securities:
Held-to-maturity	19,465	12,192	12,682
Available-for-sale	722,447	1,252,266	943,490
Purchase of company-owned life insurance	(45,000)	—	—
Proceeds from sales of mortgage servicing rights	470	907	596
Extensions of credit to customers, net of repayments	(178,580)	(128,919)	90,548
Recoveries of loans charged-off	11,466	8,116	5,231
Proceeds from sales of OREO	28,397	42,814	15,896
Capital contribution to equity method investment	—	(900)	—
Capital distribution from unconsolidated subsidiary	—	1,238	—
Capital expenditures, net of proceeds from sales	(5,653)	(14,420)	(9,172)
Net cash used in investing activities	$(204,937)	$(141,079)	$(125,939)

INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2013	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$(106,661)	$413,440	$(98,742)
Net decrease in repurchase agreements	(48,348)	(10,458)	(103,911)
Net increase (decrease) in short-term borrowings	(29)	25	(4,984)
Repayments of long-term debt	(243)	(40)	(302)
Redemption of preferred stock	(50,000)	—	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	(41,238)	—
Proceeds from issuance of common stock	9,814	1,911	385
Excess tax benefits from stock-based compensation	2,031	273	124
Purchase and retirement of common stock	(448)	(263)	(248)
Dividends paid to common stockholders	(17,909)	(26,208)	(19,233)
Dividends paid to preferred stockholders	—	(3,300)	(3,422)
Net cash provided by (used in) financing activities	(211,793)	334,142	(230,333)
Net increase (decrease) in cash and cash equivalents	(266,505)	328,885	(213,171)
Cash and cash equivalents at beginning of year	801,332	472,447	685,618
Cash and cash equivalents at end of year	$534,827	$801,332	$472,447

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$39,879	$17,540	$16,640
Cash paid during the year for interest expense	22,234	31,735	47,086

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2013, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2012 and 2011 to conform to the 2013 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

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

Variable Interest Entities. The Company’s wholly-owned business trusts, FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”) and FI Statutory Trust VI (“Trust VI”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI are not included in the accompanying consolidated financial statements, and are instead accounted for using the equity method of accounting.

Assets Held in Fiduciary or Agency Capacity. The Company holds certain trust assets in a fiduciary or agency capacity. The Company also purchases and sells federal funds as an agent. These and other assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of goodwill.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2013 and 2012, the Company had cash of $392,413 and $622,152, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $1,412 and $1,057 as of December 31, 2013 and 2012 to reduce service charges for check clearing services.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A loan is considered a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions to minimize potential losses. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and are returned to accrual status only after considering the borrower's sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will no longer be disclosed as a troubled debt restructuring although they continue to be individually evaluated for impairment and disclosed as impaired loans.

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $40,861 and $66,442 as of December 31, 2013 and 2012, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.

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

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits of 9.5 years. Accumulated core deposit intangibles amortization was $22,401 as of December 31, 2013 and $20,983 as of December 31, 2012. Amortization expense related to core deposit intangibles recorded as of December 31, 2013 is expected to total $1,417, $1,417, $1,380 and $305 in 2014, 2015, 2016, and 2017, respectively.

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

Company-Owned Life Insurance. Key executive and group life insurance policies are recorded at their cash surrender value. Separate account group life insurance policies are subject to a stable value contract that offsets the impact of interest rate fluctuations on the market value of the policies and are recorded at the stabilized investment value. Increases in the cash surrender or stabilized investment value of insurance policies, as well as insurance proceeds received, are recorded as other non-interest income, and are not subject to income taxes.

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $616 and $70 were recognized in other non-interest expense in 2013 and 2012, respectively. No impairment losses were recognized during 2011.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $3,512, $6,724 and $7,464 were recorded in 2013, 2012 and 2011 respectively.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2013, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $13,357 and $7,003, respectively, were included in other assets at cost. As of December 31, 2012, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,357 and $6,687, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2013, 2012 or 2011.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010. The Company had no accrued interest or penalties as of December 31, 2013 or 2012.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,532, $3,555, and $3,048 in 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $2,936, $2,485 and $1,906 for the years ended December 31, 2013, 2012 and 2011, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2013, 2012 and 2011 were $1,122, $950 and $728, respectively. All compensation cost for stock-based awards is expensed at the Parent Company.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(2)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$774,055	$1,432	$(12,249)	$763,238
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,197,295	11,905	(25,147)	1,184,053
Private mortgage-backed securities	407	9	(1)	415
Total	$1,971,757	$13,346	$(37,397)	$1,947,706

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$185,818	$4,043	$(2,049)	$187,812
Corporate securities	18,019	103	(8)	18,114
Total	$203,837	$4,146	$(2,057)	$205,926

Gross gains of $49 and gross losses of $48 were realized on the disposition of available-for-sale securities in 2013.

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$751,501	$3,518	$(163)	$754,856
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,214,377	27,000	(1,526)	1,239,851
Private mortgage-backed securities	539	13	(1)	551
Total	$1,966,417	$30,531	$(1,690)	$1,995,258

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$192,875	$10,835	$(176)	$203,534
Corporate securities	14,975	64	(13)	$15,026
Other securities	373	—	—	373
Total	$208,223	$10,899	$(189)	$218,933

Gross gains of $351 and $1,544 were realized on the disposition of available-for-sale securities in 2012 and 2011, respectively. Gross losses of $3 were realized on the disposition of available-for-sale securities in 2012. No gross losses were realized on the disposition of available -for-sale securities in 2011.

As of December 31, 2013, the Company had general obligation securities with amortized costs of $147,443 included in state, county and municipal securities, of which $75,337 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012.

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$458,385	$(10,355)	$59,362	$(1,894)	$517,747	$(12,249)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	634,199	(17,273)	166,930	(7,874)	801,129	(25,147)
Private mortgage-backed securities	—	—	104	(1)	104	(1)
Total	$1,092,584	$(27,628)	$226,396	$(9,769)	$1,318,980	$(37,397)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$37,550	$(1,319)	$14,296	$(730)	$51,846	$(2,049)
Corporate securities	7,294	(8)	—	—	7,294	(8)
Total	$44,844	(1,327)	14,296	(730)	59,140	(2,057)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$93,982	$(163)	$—	$—	$93,982	$(163)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	250,198	(1,526)	—	—	250,198	(1,526)
Private mortgage-backed securities	—	—	137	(1)	137	(1)
Total	$344,180	$(1,689)	$137	$(1)	$344,317	$(1,690)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$19,389	$(168)	$557	$(8)	$19,946	$(176)
Corporate securities	$9,312	$(13)	$—	$—	$9,312	$(13)
Total	$28,701	(181)	557	(8)	29,258	(189)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2013, the Company had 229 individual investment securities that were in an unrealized loss position. As of December 31, 2012, the Company had 69 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2013 and 2012 related primarily to fluctuations in the current interest rates. The

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2013, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2013, 2012 or 2011.

Maturities of investment securities at December 31, 2013 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2013	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$263,280	$261,054	$4,190	$4,244
After one year but within five years	1,223,138	1,211,243	57,860	58,494
After five years but within ten years	401,500	392,496	87,703	89,168
After ten years	83,839	82,913	54,084	54,020
Total	$1,971,757	$1,947,706	$203,837	$205,926

At December 31, 2013, the Company had investment securities callable within one year with amortized costs and estimated fair values of $307,946 and $303,193, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

At December 31, 2013, the Company had callable structured notes with amortized costs and estimated fair values of $79,658 and $78,665, respectively. These callable structured notes, which are classified as available-for-sale and included in the after one year but within five years category in the table above, have fixed interest rates that increase at various intervals as market rates increase.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2013 and 2012, the Company had variable rate mortgage-backed securities with amortized costs of $46,315 and $29,105, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2013, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities. As of December 31, 2013 and 2012, all mortgage-backed securities were residential in nature.

Investment securities with amortized cost of $1,288,750 and $1,318,807 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2013 and 2012 was $1,278,663 and $1,344,220, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2013	2012
Real estate loans:
Commercial	$1,449,174	$1,497,272
Construction:
Land acquisition & development	205,911	220,196
Residential	76,488	49,274
Commercial	69,236	65,059
Total construction loans	351,635	334,529
Residential	867,912	708,339
Agricultural	173,534	177,244
Total real estate loans	2,842,255	2,717,384
Consumer:
Indirect consumer	476,012	438,245
Other consumer	133,039	137,743
Credit card	62,536	60,806
Total consumer loans	671,587	636,794
Commercial	676,544	688,753
Agricultural	111,872	113,627
Other, including overdrafts	1,734	912
Loans held for investment	4,303,992	4,157,470
Mortgage loans held for sale	40,861	66,442
Total loans	$4,344,853	$4,223,912

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $272,415 and $273,739 as of December 31, 2013 and 2012, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2013	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5,924	$2,472	$22	$8,418	$1,391,823	$48,933	$1,449,174
Construction:
Land acquisition & development	1,062	468	38	1,568	188,074	16,269	205,911
Residential	933	250	—	1,183	73,933	1,372	76,488
Commercial	584	—	—	584	68,427	225	69,236
Total construction loans	2,579	718	38	3,335	330,434	17,866	351,635
Residential	3,630	206	1,162	4,998	856,800	6,114	867,912
Agricultural	328	646	—	974	163,986	8,574	173,534
Total real estate loans	12,461	4,042	1,222	17,725	2,743,043	81,487	2,842,255
Consumer:
Indirect consumer	3,303	430	9	3,742	471,906	364	476,012
Other consumer	925	130	1	1,056	131,508	475	133,039
Credit card	364	187	515	1,066	61,451	19	62,536
Total consumer loans	4,592	747	525	5,864	664,865	858	671,587
Commercial	2,791	1,186	563	4,540	660,035	11,969	676,544
Agricultural	453	672	—	1,125	110,622	125	111,872
Other, including overdrafts	—	—	—	—	1,734	—	1,734
Loans held for investment	20,297	6,647	2,310	29,254	4,180,299	94,439	4,303,992
Mortgage loans originated for sale	—	—	—	—	40,861	—	40,861
Total loans	$20,297	$6,647	$2,310	$29,254	$4,221,160	$94,439	$4,344,853

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

If interest on non-accrual loans had been accrued, such income would have approximated $4,630, $8,537 and $12,508 during the years ended December 31, 2013, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all non-consumer loans risk rated doubtful, loans placed on non-accrual status and accruing and non-accruing loans renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

	December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$97,745	$62,769	$23,218	$85,987	$6,741
Construction:
Land acquisition & development	73,258	22,300	39,131	61,431	12,084
Residential	13,721	10,427	2,044	12,471	312
Commercial	26,647	3,510	21,026	24,536	5,042
Total construction loans	113,626	36,237	62,201	98,438	17,438
Residential	18,305	2,678	15,626	18,304	3,844
Agricultural	8,018	7,470	—	7,470	—
Total real estate loans	237,694	109,154	101,045	210,199	28,023
Commercial	26,348	7,354	12,284	19,638	4,664
Agricultural	759	496	263	759	151
Total	$264,801	$117,004	$113,592	$230,596	$32,838

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate:
Commercial	$66,330	$1,092	$78,670	$1,339	$85,702	$633
Construction:
Land acquisition & development	19,523	487	44,457	110	57,675	96
Residential	1,893	—	8,431	4	19,769	384
Commercial	3,936	4	16,401	—	20,676	—
Total construction loans	25,352	491	69,289	114	98,120	480
Residential	8,104	17	13,703	26	15,768	258
Agricultural	8,230	8	6,936	41	6,188	167
Total real estate loans	108,016	1,608	168,598	1,520	205,778	1,538
Commercial	15,047	68	15,741	84	31,490	121
Agricultural	313	16	942	27	907	—
Total	$123,376	$1,692	$185,281	$1,631	$238,175	$1,659

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2013, 2012 and 2011 would have been approximately $5,786, $8,463 and $12,358, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Collateral dependent impaired loans are recorded at the fair value of the underlying collateral determined using discounted cash flows, independent appraisals and management estimates based upon current market conditions. For loans measured under the present value of cash flows method, the change in present value attributable to the passage of time, if applicable, is recognized in the provision for loan losses and thus no interest income is recognized.

Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate changes, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and may be returned to accrual status after considering the borrower's sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume, although they continue to be individually evaluated for impairment and disclosed as impaired loans.

The Company had loans renegotiated in troubled debt restructurings of $59,792 as of December 31, 2013, of which $38,011 were included in non-accrual loans and $21,781 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $76,597 as of December 31, 2012, of which $44,665 were included in non-accrual loans and $31,932 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	19	$543	$1,378	$11,420	$2,310	$15,651
Construction:
Land acquisition & development	8	528	7,308	1,952	—	9,788
Residential	3	—	408	411	—	819
Total construction loans	11	528	7,716	2,363	—	10,607
Residential	5	—	708	—	79	787
Agriculture	1	—	—	188	—	188
Total real estate loans	36	1,071	9,802	13,971	2,389	27,233
Other consumer	1	—	—	27	—	27
Commercial	6	613	178	265	87	1,143
Total	43	$1,684	$9,980	$14,263	$2,476	$28,403

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2012		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	16	$—	$959	$4,504	$8,611	$14,074
Construction:
Commercial	1	—	—	—	3,155	3,155
Land acquisition & development	5	—	1,000	1,757	623	3,380
Residential	2	—	280	233	—	513
Total construction loans	8	—	1,280	1,990	3,778	7,048
Residential	2	568	25	—	—	593
Agriculture	1	—	154	—	—	154
Total real estate loans	27	568	2,418	6,494	12,389	21,869
Other consumer	1	—	69	—	—	69
Commercial	10	387	217	—	218	822
Total	38	$955	$2,704	$6,494	$12,607	$22,760

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2011		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	60	$23,982	$4,444	$3,131	$7,364	$38,921
Construction:
Land acquisition & development	9	995	4,124	680	408	6,207
Residential	5	7,749	878	234	—	8,861
Total construction loans	14	8,744	5,002	914	408	15,068
Residential	6	9,771	364	223	590	10,948
Agriculture	7	3,594	517	189	240	4,540
Total real estate loans	87	46,091	10,327	4,457	8,602	69,477
Consumer:
Indirect consumer	2	—	—	—	29	29
Other consumer	3	17	11	—	50	78
Total consumer loans	5	17	11	—	79	107
Commercial	40	11,727	428	662	2,555	15,372
Agriculture	5	—	24	—	163	187
Total	137	$57,835	$10,790	$5,119	$11,399	$85,143

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2013, 2012 or 2011.

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The following table presents information on the Company's troubled debt restructurings within the previous 12 months for which there was a payment default during the period.

	2013		2012		2011
As of December 31,	Number of Notes	Balance	Number of Notes	Balance	Number of Notes	Balance
Real estate:
Commercial	1	$135	—	$—	9	$2,747
Construction:
Land acquisition & development	—	—	1	468	1	1,135
Residential	—	—	—	—	1	170
Total construction loans	—	—	1	468	2	1,305
Residential	—	—	2	635	—	—
Agriculture	—	—	—	—	1	33
Total real estate loans	1	135	3	1,103	12	4,085
Commercial	—	—	—	—	6	213
Agricultural	—	—	—	—	2	24
Total	1	$135	3	$1,103	20	$4,322

As of December 31, 2013, and 2012, all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2013, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,747	$86,426	$24,840	$191,013
Construction:
Land acquisition & development	13,211	19,677	7,329	40,217
Residential	1,859	1,649	277	3,785
Commercial	—	409	84	493
Total construction loans	15,070	21,735	7,690	44,495
Residential	7,500	7,188	4,184	18,872
Agricultural	13,597	10,245	2,370	26,212
Total real estate loans	115,914	125,594	39,084	280,592
Consumer:
Indirect consumer	875	1,524	115	2,514
Other consumer	573	969	268	1,810
Credit card	—	392	2,010	2,402
Total consumer loans	1,448	2,885	2,393	6,726
Commercial	33,318	23,833	3,745	60,896
Agricultural	8,401	1,788	86	10,275
Total	$159,081	$154,100	$45,308	$358,489

As of December 31, 2012	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$101,936	$135,282	$15,173	$252,391
Construction:
Land acquisition & development	28,137	25,884	4,739	58,760
Residential	2,531	2,427	1,143	6,101
Commercial	3,000	795	7,383	11,178
Total construction loans	33,668	29,106	13,265	76,039
Residential	9,542	11,680	4,511	25,733
Agricultural	18,490	6,737	3,228	28,455
Total real estate loans	163,636	182,805	36,177	382,618
Consumer:
Indirect consumer	793	1,764	114	2,671
Other consumer	684	1,395	628	2,707
Credit card	—	415	2,085	2,500
Total consumer loans	1,477	3,574	2,827	7,878
Commercial	42,223	27,184	3,428	72,835
Agricultural	2,596	1,625	28	4,249
Total	$209,932	$215,188	$42,460	$467,580

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

(4)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,141	$17,085	$503	$—	$100,511
Provision charged (credited) to operating expense	(7,722)	1,605	41	(49)	—	(6,125)
Less loans charged-off	(10,224)	(4,612)	(5,672)	(5)	—	(20,513)
Add back recoveries of loans previously charged-off	6,087	2,059	3,293	27	—	11,466
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Individually evaluated for impairment	$7,339	$—	$1,504	$86	$—	$8,929
Collectively evaluated for impairment	56,584	6,193	13,243	390	—	76,410
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Total loans:
Individually evaluated for impairment	$96,862	$—	$13,585	$125	$—	$110,572
Collectively evaluated for impairment	2,786,254	671,587	662,959	111,747	1,734	4,234,281
Total loans	$2,883,116	$671,587	$676,544	$111,872	$1,734	$4,344,853

Year ended December 31, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged (credited) to operating expense	28,651	1,922	10,845	(668)	—	40,750
Less loans charged-off	(43,506)	(5,320)	(11,990)	(120)	—	(60,936)
Add back recoveries of loans previously charged-off	3,241	1,945	2,905	25	—	8,116
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Individually evaluated for impairment	$8,350	$—	$1,919	$28	$—	$10,297
Collectively evaluated for impairment	67,432	7,141	15,166	475	—	90,214
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Total loans:
Individually evaluated for impairment	$123,406	$—	$12,242	$537	$—	$136,185
Collectively evaluated for impairment	2,660,420	636,794	676,511	113,090	912	4,087,727
Total loans	$2,783,826	$636,794	$688,753	$113,627	$912	$4,223,912

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2011	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$84,181	$9,332	$25,354	$1,613	$—	$120,480
Provision charged (credited) to operating expense	46,844	3,566	7,959	(218)	—	58,151
Less loans charged-off	(45,764)	(6,043)	(19,332)	(142)	—	(71,281)
Add back recoveries of loans previously charged-off	2,135	1,739	1,344	13	—	5,231
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Individually evaluated for impairment	$28,023	$—	$4,664	$151	$—	$32,838
Collectively evaluated for impairment	59,373	8,594	10,661	1,115	—	79,743
Ending balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581

Total loans:
Individually evaluated for impairment	$210,199	$—	$19,638	$759	$—	$230,596
Collectively evaluated for impairment	2,544,495	616,071	673,623	118,951	2,813	3,955,953
Total loans	$2,754,694	$616,071	$693,261	$119,710	$2,813	$4,186,549

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

(5)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2013	2012
Land	$37,581	$38,917
Buildings and improvements	196,950	195,549
Furniture and equipment	68,870	68,688
	303,401	303,154
Less accumulated depreciation	(123,711)	(115,589)
Premises and equipment, net	$179,690	$187,565

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 15—Commitments and Contingencies.

(6)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2013	2012
Key executive, principal shareholder	$3,660	$4,858
Key executive split dollar	4,628	4,538
Group life	113,887	67,333
Total	$122,175	$76,729

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3,660 and $4,858 at December 31, 2013 and 2012, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,628 and $4,538 at December 31, 2013 and 2012, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $113,887 and $67,333 at December 31, 2013 and 2012, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured's designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured's designated beneficiary if the insured is employed by the Company at the time of death.

(7)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2013	2012	2011
Balance at beginning of year	$32,571	$37,452	$33,632
Additions	11,545	43,541	26,644
Capitalized improvements	65	75	14
Valuation adjustments	(3,512)	(6,724)	(7,464)
Dispositions	(25,165)	(41,773)	(15,374)
Balance at end of year	$15,504	$32,571	$37,452

Write-downs of $3,512 during 2013 included adjustments of $1,083 directly related to receipt of updated appraisals and adjustments of $2,429 based on other sources, including management estimates of the current fair value of properties. Write-downs of $6,724 during 2012 included adjustments of $702 directly related to receipt of updated appraisals and adjustments of $6,022 based on other sources, including management estimates of the current fair value of properties. Write-downs of $7,464 during 2011 included adjustments of $4,197 directly related to receipt of updated

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

appraisals and adjustments of $3,267 based on other sources, including management estimates of the current fair value of properties.

(8)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2013	2012	2011
Balance at beginning of year	$13,224	$13,450	$13,811
Sales of mortgage servicing rights	—	(735)	—
Originations of mortgage servicing rights	3,581	4,563	2,864
Amortization expense	(2,787)	(3,501)	(3,225)
Write-off of permanent impairment	—	(553)	—
Balance at end of year	14,018	13,224	13,450
Less valuation reserve	(472)	(571)	(1,895)
Balance at end of year	$13,546	$12,653	$11,555

Principal balance of serviced loans underlying mortgage servicing rights	$2,416,621	$2,146,351	$1,803,303
Mortgage servicing rights as a percentage of serviced loans	0.56%	0.59%	0.64%

At December 31, 2013, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $25,698 and 7.3 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.8% to 21.0% and monthly prepayment speeds ranging from 0.5% to 3.0% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $99 and $771 in 2013 and 2012, respectively, and recorded additional impairment of $1,275 in 2011. Permanent impairment of $553 was charged against the carrying value of mortgage servicing rights in 2012. No permanent impairment was recorded in 2013 or 2011.

During 2012, the Company sold mortgage servicing rights with carrying values aggregating $735. A gain of $19 on the sale was recorded as other income. In conjunction with the sale, the Company entered into an agreement with the purchaser whereby the Company continues to sub-service the loans underlying the sold mortgage servicing rights.

(9)	DEPOSITS

Deposits are summarized as follows:

December 31,	2013	2012
Non-interest bearing demand	$1,491,683	$1,495,309
Interest bearing:
Demand	1,848,806	1,811,905
Savings	1,602,544	1,547,713
Time, $100 and over	492,051	594,712
Time, other	698,666	790,772
Total interest bearing	4,642,067	4,745,102
Total deposits	$6,133,750	$6,240,411

The Company had no brokered time deposits as of December 31, 2013 and 2012.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $51,526 and $72,062 as of December 31, 2013 and 2012, respectively.

Maturities of time deposits at December 31, 2013 are as follows:

	Time, $100 and Over	Total Time
2014	$325,162	$790,643
2015	77,068	180,871
2016	34,928	82,334
2017	35,652	85,051
2018	19,241	51,818
Total	$492,051	$1,190,717

Interest expense on time deposits of $100 or more was $4,880, $6,951 and $10,377 for the years ended December 31, 2013, 2012 and 2011, respectively.

(10)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2013	2012
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.24% at December 31, 2013)	15,000	15,000
4.86% note payable to FHLB, maturing October 31, 2015	225	425
8.00% capital lease obligation with term ending October 25, 2029	1,692	1,735
Total long-term debt	$36,917	$37,160

Maturities of long-term debt at December 31, 2013 are as follows:
2014	$49
2015	285
2016	65
2017	71
2018	35,077
Thereafter	1,370
Total	$36,917

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.24% as of December 31, 2013. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

The note payable to FHLB is secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $683,011, subject to collateral availability. As of December 31, 2013 and 2012, FHLB advances of $225 and $425, respectively, were included in long-term debt. As of December 31, 2013 and 2012 there were no short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,692 and $1,735 as of December 31, 2013 and 2012, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

The Company had other borrowed funds of $3 and $32 as of December 31, 2013 and 2012, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

The Company has federal funds lines of credit with third parties amounting to $115,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $348,984 secured by a blanket pledge of indirect consumer loans.

(11)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS

The Company sponsors six wholly-owned business trusts, Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $80,000 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $2,477 of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2013	2012
October 2007	January 1, 2038	$10,310	$10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$82,477	$82,477

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2013 the interest rate on the Subordinated Debentures was 2.50%.

In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2013, the interest rate on the Subordinated Debentures was 2.99%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2013, the interest rate on the Subordinated Debentures was 2.64%.

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2013 the interest rate on the Subordinated Debentures was 2.95%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2013 the interest rate on the Subordinated Debentures was 3.00%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2013, the interest rate on the Subordinated Debentures was 3.00%.

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

On June 26, 2012, the Company redeemed $41,238 of Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 3.15% per annum. The redemption price of $41,238 was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. Unamortized issuance costs of $428 were charged to other expense on the date of redemption. The redemption of the Subordinated Debentures caused a mandatory redemption of $40,000 of Trust Preferred Securities and $1,238 of common equity securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

As of December 31, 2012, the Company had 5,000 shares of 6.75% Series A noncumulative redeemable preferred stock (“Series A Preferred Stock”) issued with an aggregate value of $50,000. The Series A Preferred Stock ranked senior to the Company’s common stock with respect to dividend and liquidation rights and had no voting rights. Holders of the Series A Preferred Stock were entitled to receive, if and when declared, noncumulative dividends at an annual rate of $675 per share, based on a 360 day year. The Company redeemed all of the Series A Preferred Stock on January 18, 2013 at an aggregate redemption price of $50,150, or $10,000 per share plus all accrued and unpaid dividends. Upon notice to holders of the redemption in December 2012, the Series A Preferred Stock was reclassified from stockholders' equity to a liability.

The Company's authorized common stock consists of 200,000,000 shares, of which, 100,000,000 shares are designated as Class A common stock and 100,000,000 are designated as Class B common stock. The Class A common stock has one vote per share. The Class B common stock has five votes per share and is convertible to Class A common stock on a share-for-share basis at any time.

The Company had 19,868,018 shares of Class A common stock and 24,287,045 shares of Class B common stock outstanding as of December 31, 2013. The Company had 17,635,369 shares of Class A common stock and 25,654,954 shares of Class B common stock outstanding as of December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2013	2012	2011
Net income	$86,136	$58,224	$44,546
Less preferred stock dividends	—	3,300	3,422
Net income available to common shareholders, basic and diluted	$86,136	$54,924	$41,124

Weighted average common shares outstanding for basic earnings per share computation	43,566,681	42,965,987	42,749,526
Dilutive effects of stock-based compensation	477,921	126,991	97,670
Weighted average common shares outstanding for diluted earnings per common share computation	44,044,602	43,092,978	42,847,196

Basic earnings per common share	$1.98	$1.28	$0.96
Diluted earnings per common share	$1.96	$1.27	$0.96

The Company had 21,372, 2,427,823 and 2,865,832 stock options outstanding as of December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 37,734, 41,240 and 9,427 shares of unvested restricted stock as of December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2013, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2013 and 2012 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital:
Consolidated	$829,443	16.8%	$396,210	8.0%	NA	NA
FIB	723,955	14.7	394,038	8.0	$492,548	10.0%
Tier 1 risk-based capital:
Consolidated	739,246	14.9	198,105	4.0	NA	NA
FIB	650,093	13.2	197,019	4.0	$295,529	6.0
Leverage capital ratio:
Consolidated	739,246	10.1	293,414	4.0	NA	NA
FIB	650,093	8.9	292,199	4.0	$365,248	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital:
Consolidated	$748,431	15.6%	$384,014	8.0%	NA	NA
FIB	697,695	14.6	382,245	8.0	$477,806	10.0%
Tier 1 risk-based capital:
Consolidated	652,929	13.6	192,007	4.0	NA	NA
FIB	622,466	13.0	191,122	4.0	$286,683	6.0
Leverage capital ratio:
Consolidated	652,929	8.8	296,559	4.0	NA	NA
FIB	622,466	8.4	296,061	4.0	$370,077	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $3,062 as of December 31, 2013.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,403 in 2013, $1,423 in 2012 and $2,030 in 2011.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2013, are as follows:

	Third Parties	Related Partnership	Total
For the year ending December 31:
2014	$1,145	$2,016	$3,161
2015	1,144	1,589	2,733
2016	1,036	309	1,345
2017	706	204	910
2018	511	75	586
Thereafter	3,660	—	3,660
Total	$8,202	$4,193	$12,395

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.
In conjunction with the sale of its Class B shares of Visa, Inc. common stock ("Visa common shares") in 2009, the Company entered into a derivative contract with the purchaser whereby the Company will make or receive payments based on subsequent changes in the conversion rate of Class B Visa common shares in Class A Visa common shares. The conversion rate is dependent upon the resolution of certain specifically defined litigation against Visa, U.S.A.. On December 13, 2013, the court granted final approval of a settlement agreement resolving all claims associated with the specifically defined litigation. As of December 31, 2013, and 2012, all estimated amounts due under the derivative liability contract were paid.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $5,871 and $19,877 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2013 and 2012, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2013, 2012 and 2011. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,238,269 at December 31, 2013, which included $401,021 on unused credit card lines and $304,789 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,144,695 at December 31, 2012, which included $337,532 on unused credit card lines and $253,130 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2013 and 2012, the Company had outstanding stand-by letters of credit of $53,508 and $66,702, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(17)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2013	2012	2011
Current:
Federal	$30,757	$18,458	$16,451
State	4,533	2,818	2,759
Total current	35,290	21,276	19,210
Deferred:
Federal	10,056	7,697	2,131
State	1,220	1,065	274
Total deferred	11,276	8,762	2,405
Total income tax expense	$46,566	$30,038	$21,615

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2013, 2012 and 2011 to income before income taxes as a result of the following:

Year ended December 31,	2013	2012	2011
Tax expense at the statutory tax rate	$46,446	$30,892	$23,156
Increase (decrease) in tax resulting from:
Tax-exempt income	(3,620)	(3,498)	(3,578)
State income tax, net of federal income tax benefit	3,741	2,524	1,972
Other, net	(1)	120	65
Tax expense at effective tax rate	$46,566	$30,038	$21,615

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2013	2012
Deferred tax assets:
Loans, principally due to allowance for loan losses	$30,903	$38,688
Investment securities, unrealized losses	9,473	—
Employee benefits	6,813	7,041
Other real estate owned write-downs and carrying costs	4,731	6,850
Deferred gain on sale of subsidiary	484	750
Deferred revenue on contract	545	—
Other	299	385
Deferred tax assets	53,248	53,714
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,227)	(4,711)
Investment securities, unrealized gains	—	(11,360)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(700)	(782)
Prepaid amounts	(1,247)	(1,052)
Government agency stock dividends	(1,965)	(2,060)
Goodwill and core deposit intangibles	(28,167)	(25,815)
Mortgage servicing rights	(4,337)	(4,418)
Other	(451)	(919)
Deferred tax liabilities	(41,094)	(51,117)
Net deferred tax assets	$12,154	$2,597

The Company had a current net income tax receivable of $2,968 at December 31, 2013 and income tax payable of $3,691 at December 31, 2012, which are included in accounts payable and accrued expenses.

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

The 2006 Plan, approved by the Company’s shareholders in May 2006, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2013, there were 647,313 common shares available for future grant under the 2006 Plan. All awards granted subsequent to March 29, 2010 are for shares of Class A common stock. All awards granted prior to March 29, 2010 are for shares of Class B common stock.

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

Compensation expense related to stock option awards of $1,390, $1,276 and $915 was included in benefits on the Company’s consolidated income statements for the years ended December 31, 2013, 2012 and 2011, respectively. Related income tax benefits recognized for the years ended December 31, 2013, 2012 and 2011 were $531, $488 and $349, respectively.

The weighted average grant date fair value of options granted was $3.54, $4.06 and $4.30 during the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2013	2012	2011
Expected volatility	30.61%	37.46%	36.36%
Expected dividend yield	3.00%	3.35%	3.17%
Risk-free interest rate	0.88%	1.99%	3.05%
Expected life of options (in years)	5.52	7.85	7.97

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Beginning in 2013, the Company used its own historical volatility of common stock for the expected volatility assumption. Prior to that and subsequent to the Company's initial public offering ("IPO"), which concluded on March 29, 2010, the Company expected the historical volatility of its common stock would not be indicative of future volatility. As such, in 2012 and 2011 the Company estimated expected volatility based on the share price volatility of a peer group of publicly-traded regional banks of similar size and performance as the Company over the expected life of options.

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	3,373,655	$16.60
Granted	450,633	17.37
Exercised	(1,166,507)	15.42
Forfeited	(26,911)	15.74
Expired	(107,277)	18.70
Outstanding options, end of year	2,523,593	$17.20	4.98 years
Outstanding options exercisable, end of year	1,789,687	$17.67	4.21 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2013 was $19,145. The total intrinsic value of options exercised was $7,108, $1,158 and $764 during the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1,963, $397 and $285 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received cash of $9,271, $1,612 and $385 from stock option exercises during the years ended December 31, 2013, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company redeemed common stock with aggregate values of $8,721, $2,675 and $2,381 tendered in payment for stock option exercises during the years ended December 31, 2013, 2012 and 2011, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2013 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	617,214	$4.20
Granted	450,633	3.54
Vested	(307,030)	4.28
Forfeited	(26,911)	3.82
Nonvested stock options, end of year	733,906	$3.78

As of December 31, 2013, there was $1,602 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of shares vested during 2013 was $1,306.

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

Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $1,546, $1,209 and $991 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively. Related income tax benefits recognized for the years ended December 31, 2013, 2012 and 2011 were $591, $462 and $379, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2013:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	230,730	$14.38
Granted	120,873	17.72
Vested	(94,946)	14.51
Forfeited	(12,198)	15.35
Canceled	(18,934)	14.20
Restricted stock, end of year	225,525	$16.08

During 2013, the Company issued 120,873 restricted common shares. The 2013 restricted share awards included 20,520 performance restricted shares of which 6,840 vest in varying percentages upon achievement of defined return on asset performance goals, 6,840 vest in varying percentages upon achievement of defined return on equity performance goals and 6,840 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Additionally, 100,353 time-restricted shares were issued during 2013 that vest one-third on each annual anniversary of the grant date through February 15, 2016, contingent on continued employment through the vesting date.

As of December 31, 2013, there was $2,298 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.53 years.

(19)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorize contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. The Company accrued contribution expense for this plan of $1,555, $2,063 and $1,480 in 2013, 2012 and 2011, respectively.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. The Company accrued contribution expense for this plan of $4,067, $4,034 and $3,905 in 2013, 2012 and 2011, respectively.

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

The Plan’s unfunded benefit obligation of $4,870 and $4,432 as of December 31, 2013 and 2012, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $571, $561 and $507 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2013 and 2012, and the net periodic benefit costs for the year then ended, included a discount rate of 4.3% and a 5.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $175, $163, $149, $181, $213 and $1,252 for 2014, 2015, 2016, 2017, 2018, and 2019 through 2023, respectively.

At December 31, 2013, the Company had accumulated other comprehensive loss related to the Plan of $2,412, or $1,463 net of related income tax benefit, comprised of net actuarial losses of $2,045 and unamortized transition asset of $367. The Company estimates $147 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(20)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year ended December 31, 2013	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(52,949)	$(20,835)	$(32,114)
Reclassification adjustment for net gains included in net income	(1)	—	(1)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	—	—	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	137	54	83
Total other comprehensive loss	$(52,813)	$(20,781)	$(32,032)

Year ended December 31, 2012	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(4,648)	$(1,829)	$(2,819)
Reclassification adjustment for net gains included in net income	(348)	(137)	(211)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	56	22	34
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(77)	(30)	(47)
Total other comprehensive loss	$(5,017)	$(1,974)	$(3,043)

Year ended December 31, 2011	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$17,168	$6,899	$10,269
Reclassification adjustment for net gains included in net income	(1,544)	(620)	(924)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	389	156	233
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	135	54	81
Total other comprehensive income	$16,148	$6,489	$9,659

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2013	2012
Net unrealized gain on investment securities available-for-sale	$(14,578)	$17,537
Net actuarial loss on defined benefit post-retirement benefit plans	(1,463)	(1,546)
Net accumulated other comprehensive income (loss)	$(16,041)	$15,991

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(21)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $11,545, $43,541 and $26,644 to other real estate owned in 2013, 2012 and 2011, respectively.

The Company transferred internally originated mortgage servicing assets of $3,581, $4,563 and $2,864 from loans to mortgage servicing assets in 2013, 2012 and 2011, respectively.

The Company transferred real property pending disposal of $1,448 and $566 to other assets in 2013 and 2012, respectively.

The Company reclassified tax credit investments of $429 from held-to-maturity investment securities to other assets during 2013.

During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability.

The Company transferred accrued liabilities of $216 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011.

(22)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2013	2012
Condensed balance sheets:
Cash and cash equivalents	$105,274	$95,407
Investment in subsidiaries, at equity:
Bank subsidiary	793,892	802,270
Nonbank subsidiaries	1,980	1,969
Total investment in subsidiaries	795,872	804,239
Advances from subsidiaries, net	—	697
Other assets	26,809	25,815
Total assets	$927,955	$926,158

Other liabilities	$17,602	$22,495
Advances to subsidiaries, net	6,295	—
Long-term debt	20,000	20,000
Preferred stock pending redemption	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	126,374	174,972
Stockholders’ equity	801,581	751,186
Total liabilities and stockholders’ equity	$927,955	$926,158

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2013	2012	2011
Condensed statements of income:
Dividends from subsidiaries	$71,400	$40,000	$30,000
Other interest income	34	92	118
Other income, primarily management fees from subsidiaries	12,809	10,042	10,617
Total income	84,243	50,134	40,735
Salaries and benefits	15,914	13,205	13,975
Interest expense	4,098	6,691	7,273
Other operating expenses, net	7,546	7,150	6,903
Total expenses	27,558	27,046	28,151
Earnings before income tax benefit	56,685	23,088	12,584
Income tax benefit	(5,703)	(6,222)	(6,518)
Income before undistributed earnings of subsidiaries	62,388	29,310	19,102
Undistributed earnings of subsidiaries	23,748	28,914	25,444
Net income	$86,136	$58,224	$44,546

Years Ended December 31,	2013	2012	2011
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$86,136	$58,224	$44,546
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(23,748)	(28,914)	(25,444)
Stock-based compensation expense	2,936	2,485	2,111
Tax benefits from stock-based compensation	1,898	360	204
Excess tax benefits from stock-based compensation	(2,031)	(273)	(124)
Other, net	(5,804)	3,327	2,600
Net cash provided by operating activities	59,387	35,209	23,893
Cash flows from investing activities:
Capital expenditures, net of sales	—	1	(3)
Net cash provided by (used in) investing activities	$—	$1	$(3)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2013	2012	2011
Condensed statements of cash flows (continued):
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	$6,992	$(2,838)	$(2,913)
Redemption of preferred stock	(50,000)	—	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	(41,238)	—
Proceeds from issuance of common stock	9,814	1,911	385
Excess tax benefits from stock-based compensation	2,031	273	124
Purchase and retirement of common stock	(448)	(263)	(248)
Dividends paid to common stockholders	(17,909)	(26,208)	(19,233)
Dividends paid to preferred stockholders	—	(3,300)	(3,422)
Net cash used in financing activities	(49,520)	(71,663)	(25,307)
Net change in cash and cash equivalents	9,867	(36,453)	(1,417)
Cash and cash equivalents, beginning of year	95,407	131,860	133,277
Cash and cash equivalents, end of year	$105,274	$95,407	$131,860

Noncash Investing and Financing Activities — During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability. The Company transferred accrued liabilities of $216 to common stock in conjunction with the vesting of liability-classified non-vested stock awards during 2011.

(23)	FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$763,238	$—	$763,238	$—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,184,053	—	1,184,053	—
Private mortgage-backed securities	415	—	415	—
Mortgage servicing rights	25,698	—	25,698	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$754,856	$—	$754,856	$—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,239,851	—	1,239,851	—
Private mortgage-backed securities	551	—	551	—
Mortgage servicing rights	16,373	—	16,373	—

During the twelve months ended December 31, 2012, the Company remitted all cash payments due under a derivative liability contract, which was measured at fair value on a recurring basis using significant unobservable (Level 3) inputs. No additional amounts were due under the derivative liability contract as of December 31, 2013 or 2012.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$57,302	$—	$—	$57,302	$(23,224)
Other real estate owned	8,502	—	—	8,502	(14,441)
Long-lived assets to be disposed of by sale	1,186	—	—	1,186	(599)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$74,623	$—	$—	$74,623	$(32,624)
Other real estate owned	15,745	—	—	15,745	(20,797)
Long-lived assets to be disposed of by sale	496	—	—	496	(70)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2013, certain impaired loans with a carrying value of $80,526 were reduced by specific valuation allowance allocations of $8,929 and partial loan charge-offs of $14,295 resulting in a reported fair value of $57,302. As of December 31, 2012, certain impaired loans with a carrying value of $107,247 were reduced by specific valuation allowance allocations of $10,297 and partial loan charge-offs of $22,327 resulting in a reported fair value of $74,623.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2013, long-lived assets to be disposed of by sale with carrying values of $1,785 that were reduced by write-downs of $599 charged to other expense resulting in a reported fair value of $1,186. As of December 31, 2012, the Company had long-lived assets to be disposed of by sale of $566 that were reduced by write-downs of $70 charged to other expense resulting in a reported fair value of $496.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2013 and 2012, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$534,827	$534,827	$—	$534,827	$—
Investment securities available-for-sale	1,947,706	1,947,706	—	1,947,706	—
Investment securities held-to-maturity	203,837	205,926	—	205,926	—
Accrued interest receivable	26,450	26,450	—	26,450	—
Mortgage servicing rights, net	13,546	25,698	—	25,698	—
Net loans	4,259,514	4,246,539	—	4,189,237	57,302
Total financial assets	$6,985,880	$6,987,146	$—	$6,929,844	$57,302

Financial liabilities:
Total deposits, excluding time deposits	$4,943,033	$4,943,033	$—	$4,943,033	$—
Time deposits	1,190,717	1,196,250	—	1,196,250	—
Securities sold under repurchase agreements	457,437	457,437	—	457,437	—
Other borrowed funds	3	3	—	3	—
Accrued interest payable	4,963	4,963	—	4,963	—
Long-term debt	36,917	34,508	—	34,508	—
Subordinated debentures held by subsidiary trusts	82,477	72,045	—	72,045	—
Total financial liabilities	$6,715,547	$6,708,239	$—	$6,708,239	$—

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

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $24,669 and $36,067 at December 31, 2013 and 2012, respectively. During 2013, new loans and advances on existing loans of $16,067 were funded and loan repayments totaled $20,058. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and are allowable under the Sarbanes Oxley Act of 2002. Additionally, during 2013, net loans of $7,407 were removed due to changes in related parties from the prior year.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company, whose term as a director ended in May 2013, has a controlling ownership interest. The Company paid insurance premiums to the agency of $764, $839, and $1,328 in 2013, 2012 and 2011, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2013, 2012 and 2011, the Company paid total fees and operating expenses of $309, $262 and $311, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2013, 2012 and 2011, the Company received payments from the related entity of $61, $47 and $70, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases services from an entity in which one greater than 5% shareholder and six directors of the Company, including the chairman and executive vice chairman of the Board of Directors, have an aggregate ownership interest of 18%, and in which one director is the chairman and the executive vice chairman and one director are members of the board of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2013, 2012 and 2011, the Company paid $224, $243 and $250, respectively, for these services.

During 2012, the Company entered into a contract with an entity wholly-owned by a director of the Company to provide construction management and advisory services related to the construction of a bank office building. Under the terms of the agreement, the entity will receive payments equal to the lesser of a fixed price of $180 or 4% of the actual construction contract price, with an initial payment of $60 due upon execution of the agreement and the remainder due in two equal installments over a two year period. Under the terms of the contract, the Company paid the entity $60 during each of 2013 and 2012.

In conjunction with an acquisition in 2008, the Company assumed certain existing deferred compensatory agreements. Under the terms of one such agreement, the Company is required to make cash payments to a director of the Company for the promotion of growth and development of new business through December 31, 2011. The total amount due under the agreement was fixed prior to the acquisition date at $577, with a portion to be paid over 4 years and the remaining balance due in January 2012. As additional consideration under the agreement, the director provided, among other things, a covenant not to compete. Under the terms of the agreement, the Company made cash payments of $424 during 2012 and $38 during 2011.

A director of the Company was party to an agreement to guarantee the payment of interest on loans between FIB and an unrelated third party borrower through December 31, 2012. Under the terms of the interest guaranty agreement, the director made interest payments to FIB on behalf of the borrower of $815 in 2012 and $954 in 2011. In addition, the director pledged to FIB collateral for the loans of the unrelated third party borrower. During 2012, the collateral was liquidated and proceeds of $7,998 were applied to the outstanding principal balances of the loans.

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

ASU 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in ASU 2013-11 are effective for fiscal years and interim periods with those years, beginning after December 15, 2013. The adoption of the amendments in ASU 2013-11 on January 1, 2014, did not impact the Company’s consolidated financial statements, results of operations or liquidity.
ASU 2013-12 “Definition of a Public Business Entity: An Addition to the Master Glossary.” ASU 2013-12 provides a single definition of the term “public business entity” for use in future financial accounting and reporting guidance. The amendments in ASU 2013-12 specify, among other things, that a public business entity is an entity, like the Company, that is required to file or furnish financial statements with the Securities and Exchange Commission.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-01 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The evaluation of whether conditions have been met to apply the proportional amortization method is conducted at the time of initial investment and subsequently reevaluated if there is a change in the nature of the investment or a change in the relationship with the limited liability entity that could result in the conditions no longer being met. The decision to apply the proportional amortization method of accounting should be applied consistently to all qualifying affordable housing project investments rather than on an individual investment basis. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognized the net investment performance in the income statement as a component of income tax expense or benefit. The amendments in ASU 2014-01 are effective for the Company for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2014. As of December 31, 2013, the Company had investments in qualified affordable housing projects of $3,178. The Company does not expect the amendments in ASU 2014-01 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarify that an in substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosures or through a similar legal agreement. ASU 2014-04 also requires interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 using either a modified retrospective transition method or a prospective transition method. The Company does not expect the amendments in ASU 2014-04 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(26)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 23, 2014, the Company declared a quarterly dividend to common shareholders of $0.16 per share, to be paid on February 14, 2014 to shareholders of record as of February 4, 2014 .

On January 24, 2014, the Company filed a Registration Statement on Form S-8 to register an additional 1,500,000 share of Class A common stock to be issued pursuant to the Company's 2006 Equity Compensation Plan, as amended and restated.

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("Mountain West"), a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of the Company's current market areas in Montana.

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock will be canceled and converted into the right to receive 0.2552 shares of the Company's Class A common stock plus $7.125 in cash, or, if a Mountain West stockholder properly elects and subject to the limitations contained within the agreement and plan of merger, an amount in all cash or all stock intended to be substantially equal in value to the above described combination of stock and cash merger consideration. The value received by Mountain West stockholders in the aggregate and on a per share of Mountain West common stock basis will fluctuate prior to the completion of the merger based on the prevailing market price of the Company's Class A common stock at the time the transaction is consummated.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The merger is expected to close in mid-2014, subject to several conditions, including, among other things, receipt of applicable regulatory approval and approval by the stockholders of Mountain West. The Company anticipates that within six months following the consummation of the merger, Mountain West Bank, NA will be merged with and into FIB.

No other events requiring recognition or disclosure were identified.

(a)	2. Financial statement schedules
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.
(a)3. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Mountain West Financial Corp dated February 10, 2014 (incorporated herein reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, No. 333- , dated February , 2014)

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

10.7†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.8†*	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROA) for Certain Executive Officers

10.9†*	Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROE) for Certain Executive Officers

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11
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

Exhibit Number	Description

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of McGladrey LLP Independent Registered Public Accounting Firm

31.1*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file
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

First Interstate BancSystem, Inc.

By:	/s/ ED GARDING	February 28, 2014
	Ed Garding	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 28, 2014
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 28, 2014
	James R. Scott, Vice Chairman of the Board	Date

By:	/s/ STEVEN J. CORNING	February 28, 2014
	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 28, 2014
	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 28, 2014
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 28, 2014
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JAMES W. HAUGH	February 28, 2014
	James W. Haugh, Director	Date

By:	/s/ CHARLES M. HEYENMAN	February 28, 2014
	Charles M. Heyneman, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 28, 2014
	John M. Heyneman, Jr., Director	Date

By:	/s/ DAVID L. JAHNKE	February 28, 2014
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	February 28, 2014
	Ross E. Leckie, Director	Date

By:	/s/ JONATHAN R. SCOTT	February 28, 2014
	Jonathan R. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	February 28, 2014
	Randall I. Scott, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 28, 2014
	Michael J. Sullivan, Director	Date

By:	/s/ TERESA A. TAYLOR	February 28, 2014
	Teresa A. Taylor, Director	Date

By:	/s/ THEODORE H. WILLIAMS	February 28, 2014
	Theodore H. Williams, Director	Date

By:	/s/ ED GARDING	February 28, 2014
	Ed Garding President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ KEVIN P. RILEY	February 28, 2014
	Kevin P. Riley Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date