Form 10-Q
period 2014-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2014-05-02
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2014 – Class A common stock	20,343,161
March 31, 2014 – Class B common stock	24,046,934

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$143,041	$141,663
Federal funds sold	562	672
Interest bearing deposits in banks	466,928	392,492
Total cash and cash equivalents	610,531	534,827
Investment securities:
Available-for-sale	1,893,652	1,947,706
Held-to-maturity (estimated fair values of $205,443 and $205,926 at March 31, 2014 and December 31, 2013, respectively)	201,436	203,837
Total investment securities	2,095,088	2,151,543
Loans held for investment	4,326,367	4,303,992
Mortgage loans held for sale	38,471	40,861
Total loans	4,364,838	4,344,853
Less allowance for loan losses	81,371	85,339
Net loans	4,283,467	4,259,514
Premises and equipment, net of accumulated depreciation	179,942	179,690
Goodwill	183,673	183,673
Company-owned life insurance	138,027	122,175
Other real estate owned (“OREO”)	16,594	15,504
Accrued interest receivable	27,135	26,450
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,474	13,546
Deferred tax asset, net	3,895	12,154
Core deposit intangibles, net of accumulated amortization	4,165	4,519
Other assets	61,834	61,056
Total assets	$7,617,825	$7,564,651
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,458,460	$1,491,683
Interest bearing	4,676,677	4,642,067
Total deposits	6,135,137	6,133,750
Securities sold under repurchase agreements	488,898	457,437
Accounts payable and accrued expenses	43,808	47,523
Accrued interest payable	4,953	4,963
Long-term debt	36,905	36,917
Other borrowed funds	9	3
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,792,187	6,763,070
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2014 or December 31, 2013	—	—
Common stock	286,553	285,535
Retained earnings	546,444	532,087
Accumulated other comprehensive loss, net	(7,359)	(16,041)
Total stockholders’ equity	825,638	801,581
Total liabilities and stockholders’ equity	$7,617,825	$7,564,651
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$53,718	$55,493
Interest and dividends on investment securities:
Taxable	7,640	8,046
Exempt from federal taxes	1,097	1,226
Interest on deposits in banks	231	298
Interest on federal funds sold	1	4
Total interest income	62,687	65,067
Interest expense:
Interest on deposits	3,424	4,355
Interest on securities sold under repurchase agreements	66	100
Interest on long-term debt	473	480
Interest on preferred stock pending redemption	—	159
Interest on subordinated debentures held by subsidiary trusts	588	696
Total interest expense	4,551	5,790
Net interest income	58,136	59,277
Provision for loan losses	(5,000)	500
Net interest income after provision for loan losses	63,136	58,777
Non-interest income:
Other service charges, commissions and fees	9,156	8,256
Income from the origination and sale of loans	4,660	10,675
Wealth management revenues	4,455	4,134
Service charges on deposit accounts	3,875	4,068
Investment securities gains, net	71	8
Other income	1,889	1,678
Total non-interest income	24,106	28,819
Non-interest expense:
Salaries and wages	22,411	23,405
Employee benefits	8,313	8,175
Occupancy, net	4,239	4,026
Furniture and equipment	3,201	3,052
Outsourced technology services	2,300	2,157
OREO expense, net of income	(19)	1,896
FDIC insurance premiums	1,116	1,377
Professional fees	1,370	1,127
Mortgage servicing rights amortization	600	839
Mortgage servicing rights impairment (recovery)	(45)	(48)
Core deposit intangibles amortization	354	354
Other expenses	10,498	10,325
Total non-interest expense	54,338	56,685
Income before income tax expense	32,904	30,911
Income tax expense	11,511	10,867
Net income	$21,393	$20,044

Basic earnings per common share	$0.49	$0.46
Diluted earnings per common share	$0.48	$0.46

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$21,393	$20,044
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	14,351	(5,717)
Reclassification adjustment for net gains included in income	(71)	(8)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	35
Other comprehensive income (loss), before tax	14,315	(5,690)
Deferred tax benefit (expense) related to other comprehensive income/loss	(5,633)	2,239
Other comprehensive income (loss), net of tax	8,682	(3,451)
Comprehensive income, net of tax	$30,075	$16,593
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	21,393	—	21,393
Other comprehensive income, net of tax expense	—	—	8,682	8,682
Common stock transactions:
124,867 common shares purchased and retired	(3,159)	—	—	(3,159)
147,876 non-vested common shares issued	—	—	—	—
3,782 non-vested common shares forfeited	—	—	—	—
215,805 stock options exercised, net of 152,131 shares tendered in payment of option price and income tax withholding amounts	2,476	—	—	2,476
Tax benefit of stock-based compensation	989	—	—	989
Stock-based compensation expense	712	—	—	712
Common cash dividend declared ($0.16 per share)	—	(7,036)	—	(7,036)
Balance at March 31, 2014	$286,553	$546,444	$(7,359)	$825,638

Balance at December 31, 2012	$271,335	$463,860	$15,991	$751,186
Net income	—	20,044	—	20,044
Other comprehensive loss, net of tax benefit	—	—	(3,451)	(3,451)
Common stock transactions:
25,667 common shares purchased and retired	(448)	—	—	(448)
108,873 non-vested common shares issued	—	—	—	—
1,815 non-vested common shares forfeited	—	—	—	—
243,238 stock options exercised, net of 87,933 shares tendered in payment of option price and income tax withholding amounts	3,145	—	—	3,145
Tax benefit of stock-based compensation	202	—	—	202
Stock-based compensation expense	695	—	—	695
Balance at March 31, 2013	$274,929	$483,904	$12,540	$771,373
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$21,393	$20,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(5,000)	500
Net gain on disposal of property and equipment	(13)	(20)
Depreciation and amortization	3,896	4,203
Net premium amortization on investment securities	3,371	4,082
Net gain on investment securities transactions	(71)	(8)
Net gain on sale of mortgage loans held for sale	(3,323)	(7,898)
Net gain on sale of OREO	(435)	(820)
Write-downs of OREO and other assets pending disposal	—	2,305
Net reversal of impairment of mortgage servicing rights	(45)	(48)
Deferred income tax expense	2,630	1,853
Net increase in cash surrender value of company-owned life insurance	(852)	(429)
Stock-based compensation expense	712	695
Tax benefits from stock-based compensation expense	989	202
Excess tax benefits from stock-based compensation expense	(982)	(165)
Originations of loans held for sale	(151,911)	(371,684)
Proceeds from sales of loans held for sale	157,141	389,437
Changes in operating assets and liabilities:
Increase in interest receivable	(685)	(506)
Increase in other assets	(1,083)	(64)
Decrease in accrued interest payable	(10)	(69)
Decrease in accounts payable and accrued expenses	(3,694)	(1,861)
Net cash provided by operating activities	22,028	39,749
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(6,347)
Available-for-sale	(95,077)	(227,040)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	2,185	3,512
Available-for-sale	160,337	201,621
Purchases of company-owned life insurance	(15,000)	—
Proceeds from sales of mortgage servicing rights	266	311
Extensions of credit to customers, net of repayments	(28,580)	(22,997)
Recoveries of loans charged-off	3,822	2,913
Proceeds from sales of OREO	2,760	3,957
Capital expenditures, net of sales	(3,142)	(650)
Net cash provided by (used in) investing activities	$27,571	$(44,720)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,387	$(212,066)
Net increase (decrease) in repurchase agreements	31,461	(38,580)
Net increase (decrease) in other borrowed funds	6	(24)
Repayments of long-term debt	(12)	(10)
Redemption of preferred stock	—	(50,000)
Proceeds from issuance of common stock	2,476	3,145
Excess tax benefits from stock-based compensation expense	982	165
Purchase and retirement of common stock	(3,159)	(448)
Dividends paid to common stockholders	(7,036)	—
Net cash provided by (used in) financing activities	26,105	(297,818)
Net increase (decrease) in cash and cash equivalents	75,704	(302,789)
Cash and cash equivalents at beginning of period	534,827	801,332
Cash and cash equivalents at end of period	$610,531	$498,543

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$3,376
Cash paid during the period for interest expense	4,561	5,859
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2014 and December 31, 2013, and the results of operations and cash flows for each of the three month periods ended March 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2013 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2014 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$712,895	$1,563	$(7,866)	$706,592
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,190,134	13,316	(16,779)	1,186,671
Private mortgage-backed securities	384	7	(2)	389
Total	$1,903,413	$14,886	$(24,647)	$1,893,652

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$183,472	$5,101	$(1,209)	$187,364
Corporate securities	17,964	115	—	18,079
Total	$201,436	$5,216	$(1,209)	$205,443

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$774,055	$1,432	$(12,249)	$763,238
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,197,295	11,905	(25,147)	1,184,053
Private mortgage-backed securities	407	9	(1)	415
Total	$1,971,757	$13,346	$(37,397)	$1,947,706

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$185,818	$4,043	$(2,049)	$187,812
Corporate securities	18,019	103	(8)	18,114
Total	$203,837	$4,146	$(2,057)	$205,926

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Gross realized gains	$225	$8
Gross realized losses	154	—

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$289,936	$(4,862)	$143,933	$(3,004)	$433,869	$(7,866)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	427,631	(6,268)	304,999	(10,511)	732,630	(16,779)
Private mortgage-backed securities	—	—	100	(2)	100	(2)
Total	$717,567	$(11,130)	$449,032	$(13,517)	$1,166,599	$(24,647)

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$21,088	$(473)	$21,777	$(736)	$42,865	$(1,209)
Total	$21,088	$(473)	$21,777	$(736)	$42,865	$(1,209)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$458,385	$(10,355)	$59,362	$(1,894)	$517,747	$(12,249)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	634,199	(17,273)	166,930	(7,874)	801,129	(25,147)
Private mortgage-backed securities	—	—	104	(1)	104	(1)
Total	$1,092,584	$(27,628)	$226,396	$(9,769)	$1,318,980	$(37,397)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$37,550	$(1,319)	$14,296	$(730)	$51,846	$(2,049)
Corporate securities	7,294	(8)	—	—	7,294	(8)
Total	$44,844	$(1,327)	$14,296	$(730)	$59,140	$(2,057)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 198 and 229 individual investment securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, respectively. Unrealized losses as of March 31, 2014 and December 31, 2013 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three months ended March 31, 2014 and 2013.

Maturities of investment securities at March 31, 2014 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2014	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$249,676	$249,281	$6,992	$7,067
After one year but within five years	1,200,266	1,195,368	59,141	59,905
After five years but within ten years	393,945	389,650	84,471	86,512
After ten years	59,526	59,353	50,832	51,959
Total	$1,903,413	$1,893,652	$201,436	$205,443

As of March 31, 2014, the Company had investment securities callable within one year with amortized costs and estimated fair values of $200,270 and $198,596, respectively, including callable structured notes with amortized costs and estimated fair values of $54,985 and $54,994, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2014	December 31, 2013
Real estate loans:
Commercial	$1,452,967	$1,449,174
Construction:
Land acquisition & development	197,582	205,911
Residential	81,411	76,488
Commercial	75,356	69,236
Total construction loans	354,349	351,635
Residential	868,836	867,912
Agricultural	160,570	173,534
Total real estate loans	2,836,722	2,842,255
Consumer:
Indirect consumer	481,482	476,012
Other consumer	130,614	133,039
Credit card	58,310	62,536
Total consumer loans	670,406	671,587
Commercial	707,237	676,544
Agricultural	108,376	111,872
Other, including overdrafts	3,626	1,734
Loans held for investment	4,326,367	4,303,992
Mortgage loans held for sale	38,471	40,861
Total loans	$4,364,838	$4,344,853

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2014	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$12,692	$142	$231	$13,065	$1,395,474	$44,428	$1,452,967
Construction:
Land acquisition & development	249	—	38	287	184,664	12,631	197,582
Residential	403	—	—	403	79,932	1,076	81,411
Commercial	8,389	—	—	8,389	66,747	220	75,356
Total construction loans	9,041	—	38	9,079	331,343	13,927	354,349
Residential	2,722	449	628	3,799	858,698	6,339	868,836
Agricultural	2,221	4,903	—	7,124	144,692	8,754	160,570
Total real estate loans	26,676	5,494	897	33,067	2,730,207	73,448	2,836,722
Consumer:
Indirect consumer	2,193	302	10	2,505	478,631	346	481,482
Other consumer	758	73	25	856	129,182	576	130,614
Credit card	183	244	363	790	57,502	18	58,310
Total consumer loans	3,134	619	398	4,151	665,315	940	670,406
Commercial	3,544	679	303	4,526	689,319	13,392	707,237
Agricultural	770	118	103	991	107,051	334	108,376
Other, including overdrafts	—	—	—	—	3,626	—	3,626
Loans held for investment	34,124	6,910	1,701	42,735	4,195,518	88,114	4,326,367
Mortgage loans originated for sale	—	—	—	—	38,471	—	38,471
Total loans	$34,124	$6,910	$1,701	$42,735	$4,233,989	$88,114	$4,364,838

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

If interest on non-accrual loans had been accrued, such income would have been approximately $1,121 and $1,352 for the three months ended March 31, 2014 and 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of March 31, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,383	$29,901	$26,701	$56,602	$4,617
Construction:
Land acquisition & development	17,776	8,679	4,642	13,321	597
Residential	1,519	1,076	—	1,076	—
Commercial	390	274	83	357	83
Total construction loans	19,685	10,029	4,725	14,754	680
Residential	9,894	5,536	901	6,437	380
Agricultural	9,075	6,663	2,316	8,979	275
Total real estate loans	97,037	52,129	34,643	86,772	5,952
Commercial	16,178	11,579	2,885	14,464	1,458
Agricultural	745	609	84	693	84
Total	$113,960	$64,317	$37,612	$101,929	$7,494

As of December 31, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$62,312	$216	$73,936	$338
Construction:
Land acquisition & development	15,553	11	22,641	441
Residential	1,320	—	2,259	—
Commercial	360	2	7,898	—
Total construction loans	17,233	13	32,798	441
Residential	6,128	2	10,519	4
Agricultural	9,233	4	4,948	4
Total real estate loans	94,906	235	122,201	787
Commercial	14,268	14	12,746	18
Agricultural	288	6	632	4
Total	$109,462	$255	$135,579	$809

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,111 and $1,335 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $58,320 as of March 31, 2014, of which $38,633 were included in non-accrual loans and $19,687 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $59,792 as of December 31, 2013, of which $38,011 were included in non-accrual loans and $21,781 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2014:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended March 31, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Real estate:
Commercial	4	$2,473	$—	$—	$243	$2,716
Total real estate loans	4	2,473	—	—	243	2,716
Commercial	2	226	—	—	30	256
Total loans restructured during period	6	$2,699	$—	$—	$273	$2,972
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2014 or 2013.

The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The Company had no troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2014.

At March 31, 2014, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Substandard — includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a Substandard loan is not currently sufficient; collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a Substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85,017	$83,404	$18,834	$187,255
Construction:
Land acquisition & development	12,249	19,994	2,966	35,209
Residential	2,386	1,594	—	3,980
Commercial	272	461	82	815
Total construction loans	14,907	22,049	3,048	40,004
Residential	10,586	10,498	1,137	22,221
Agricultural	13,717	10,865	2,316	26,898
Total real estate loans	124,227	126,816	25,335	276,378
Consumer:
Indirect consumer	949	1,654	112	2,715
Other consumer	504	804	377	1,685
Credit card		239	1,671	1,910
Total consumer loans	1,453	2,697	2,160	6,310
Commercial	37,291	29,513	3,853	70,657
Agricultural	11,863	2,077	324	14,264
Total	$174,834	$161,103	$31,672	$367,609

As of December 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,747	$86,426	$24,840	$191,013
Construction:
Land acquisition & development	13,211	19,677	7,329	40,217
Residential	1,859	1,649	277	3,785
Commercial	—	409	84	493
Total construction loans	15,070	21,735	7,690	44,495
Residential	7,500	7,188	4,184	18,872
Agricultural	13,597	10,245	2,370	26,212
Total real estate loans	115,914	125,594	39,084	280,592
Consumer:
Indirect consumer	875	1,524	115	2,514
Other consumer	573	969	268	1,810
Credit card	—	392	2,010	2,402
Total consumer loans	1,448	2,885	2,393	6,726
Commercial	33,318	23,833	3,745	60,896
Agricultural	8,401	1,788	86	10,275
Total	$159,081	$154,100	$45,308	$358,489

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

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended March 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(3,375)	(578)	(1,072)	25	—	(5,000)
Less loans charged-off	(1,085)	(846)	(796)	(64)	—	(2,791)
Add back recoveries of loans previously charged-off	367	608	2,822	26	—	3,823
Ending balance	$59,830	$5,377	$15,701	$463	$—	$81,371

Loans individually evaluated for impairment	$5,952	$—	$1,458	$84	$—	$7,494
Loans collectively evaluated for impairment	53,878	5,377	14,243	379	—	73,877
Allowance for loan losses	$59,830	$5,377	$15,701	$463	$—	$81,371

Total loans:
Individually evaluated for impairment	$86,772	$—	$14,464	$693	$—	$101,929
Collectively evaluated for impairment	2,788,421	670,406	692,773	107,683	3,626	4,262,909
Total loans	$2,875,193	$670,406	$707,237	$108,376	$3,626	$4,364,838

Three Months Ended March 31, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,085	$504	$—	$100,511
Provision charged to operating expense	(1,035)	537	1,021	(23)	—	500
Less loans charged-off	(4,143)	(1,062)	(811)	(4)	—	(6,020)
Add back recoveries of loans previously charged-off	1,062	473	1,375	3	—	2,913
Ending balance	$71,666	$7,088	$18,670	$480	$—	$97,904

Allowance for loan losses:
Loans individually evaluated for impairment	$8,367	$—	$3,725	$25	$—	$12,117
Loans collectively evaluated for impairment	63,299	7,088	14,945	455	—	85,787
Allowance for loan losses	$71,666	$7,088	$18,670	$480	$—	$97,904

Total loans:
Individually evaluated for impairment	$114,690	$—	$15,832	$152	$—	$130,674
Collectively evaluated for impairment	2,671,943	636,364	673,012	111,259	1,307	4,093,885
Total loans	$2,786,633	$636,364	$688,844	$111,411	$1,307	$4,224,559

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

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$15,504	$32,571
Additions	3,415	5,331
Capitalized improvements	—	10
Valuation adjustments	—	(2,305)
Dispositions	(2,325)	(3,137)
Ending balance	$16,594	$32,470

(6)	Capital Stock

The Company had 20,343,161 shares of Class A common stock and 24,046,934 shares of Class B common stock outstanding as of March 31, 2014. The Company had 19,868,018 shares of Class A common stock and 24,287,045 shares of Class B common stock outstanding as of December 31, 2013.

During February 2014, the Company repurchased and retired 100,355 of its shares of Class A common stock in a privately negotiated transaction at an aggregate purchase price of $2,538. The repurchase was made pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. Under the terms of the stock repurchase program, the Company may repurchase up to an additional 1,899,645 shares of its Class A common stock prior to expiration of the plan on November 25, 2014. All other stock repurchases during the three months ended March 31, 2014 and 2013 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

On January 24, 2014, the Company filed a Registration Statement on Form S-8 to register an additional 1,500,000 shares of Class A common stock to be issued pursuant to the Company's 2006 Equity Compensation Plan, as amended and restated.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net income	$21,393	$20,044

Weighted average common shares outstanding for basic earnings per share computation	43,997,815	43,140,409
Dilutive effects of stock-based compensation	622,961	287,973
Weighted average common shares outstanding for diluted earnings per common share computation	44,620,776	43,428,382

Basic earnings per common share	$0.49	$0.46
Diluted earnings per common share	$0.48	$0.46

The Company had 111,417 and 61,760 shares of unvested restricted stock as of March 31, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 1,025,419 stock options outstanding as of March 31, 2013, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

(8)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of March 31, 2014 and December 31, 2013, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of March 31, 2014 and December 31, 2013 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total risk-based capital:
Consolidated	$836,502	16.8%	$397,506	8.0%	NA	NA
FIB	728,681	14.7	395,309	8.0	$494,136	10.0%
Tier 1 risk-based capital:
Consolidated	753,154	15.2	198,753	4.0	NA	NA
FIB	657,672	13.3	197,654	4.0	$296,482	6.0
Leverage capital ratio:
Consolidated	753,154	10.3	293,212	4.0	NA	NA
FIB	657,672	9.0	291,961	4.0	$364,952	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital:
Consolidated	$829,443	16.8%	$396,210	8.0%	NA	NA
FIB	723,955	14.7	394,038	8.0	$492,548	10.0%
Tier 1 risk-based capital:
Consolidated	739,246	14.9	198,105	4.0	NA	NA
FIB	650,093	13.2	197,019	4.0	$295,529	6.0
Leverage capital ratio:
Consolidated	739,246	10.1	293,414	4.0	NA	NA
FIB	650,093	8.9	292,199	4.0	$365,248	5.0

(9)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction agreements of $1,050 as of March 31, 2014.

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2014, commitments to extend credit to existing and new borrowers approximated $1,259,320 which included $413,564 on unused credit card lines and $306,519 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2014, the Company had outstanding standby letters of credit of $59,909. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(11)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $3,415 and $5,331 to OREO during the three months ended March 31, 2014 and 2013, respectively.

The Company transferred internally originated mortgage servicing rights of $483 and $1,144 from loans to mortgage servicing assets during the three months ended March 31, 2014 and 2013, respectively.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the three months ended March 31, 2013.

(12)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2014	2013	2014	2013	2014	2013
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$14,351	$(5,717)	$5,647	$(2,250)	$8,704	$(3,467)
Reclassification adjustment for net gains included in net income	(71)	(8)	(28)	(3)	(43)	(5)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	35	14	14	21	21
Total other comprehensive income (loss)	$14,315	$(5,690)	$5,633	$(2,239)	$8,682	$(3,451)

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	March 31, 2014	December 31, 2013
Net unrealized loss on investment securities available-for-sale	$(5,917)	$(14,578)
Net actuarial loss on defined benefit post-retirement benefit plans	(1,442)	(1,463)
Net accumulated other comprehensive loss	$(7,359)	$(16,041)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(13)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$706,592	$—	$706,592	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,186,671	—	1,186,671	—
Private mortgage-backed securities	389	—	389	—
Mortgage servicing rights	26,215	—	26,215	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$763,238	$—	$763,238	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,184,053	—	1,184,053	—
Private mortgage-backed securities	415	—	415	—
Mortgage servicing rights	25,698	—	25,698	—

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the three months ended March 31, 2014 or 2013.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of March 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$48,347	$—	$—	$48,347
Other real estate owned	7,748	—	—	7,748
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$57,302	$—	$—	$57,302
Other real estate owned	8,502	—	—	8,502
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2014, certain impaired loans with a carrying value of $67,872 were reduced by specific valuation allowance allocations of $7,493 and partial loan charge-offs of $12,032 resulting in a reported fair value of $48,347. As of December 31, 2013, certain impaired loans with a carrying value of $80,526 were reduced by specific valuation allowance allocations of $8,929 and partial loan charge-offs of $14,295 resulting in a reported fair value of $57,302.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $2,305 during the three months ended March 31, 2013, were based on management's estimate of the current fair value of properties. No write-downs were recorded during the three months ended March 31, 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2014 and December 31, 2013, the Company had long-lived assets to be disposed of by sale with a carrying value of $1,785 that was reduced by write-downs of $599 resulting in a fair value of $1,186 .

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$610,531	$610,531	$—	$610,531	$—
Investment securities available-for-sale	1,893,652	1,893,652	—	1,893,652	—
Investment securities held-to-maturity	201,436	205,443	—	205,443	—
Accrued interest receivable	27,135	27,135	—	27,135	—
Mortgage servicing rights, net	13,474	26,215	—	26,215	—
Net loans	4,283,467	4,272,639	—	4,224,292	48,347
Total financial assets	$7,029,695	$7,035,615	$—	$6,987,268	$48,347

Financial liabilities:
Total deposits, excluding time deposits	$4,975,781	$4,975,781	$—	$4,975,781	$—
Time deposits	1,159,356	1,166,103	—	1,166,103	—
Securities sold under repurchase agreements	488,898	488,898	—	488,898	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	4,953	4,953	—	4,953	—
Long-term debt	36,905	35,200	—	35,200	—
Subordinated debentures held by subsidiary trusts	82,477	73,607	—	73,607	—
Total financial liabilities	$6,748,379	$6,744,551	$—	$6,744,551	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$534,827	$534,827	$—	$534,827	$—
Investment securities available-for-sale	1,947,706	1,947,706	—	1,947,706	—
Investment securities held-to-maturity	203,837	205,926	—	205,926	—
Accrued interest receivable	26,450	26,450	—	26,450	—
Mortgage servicing rights, net	13,546	25,698	—	25,698	—
Net loans	4,259,514	4,246,539	—	4,189,237	57,302
Total financial assets	$6,985,880	$6,987,146	$—	$6,929,844	$57,302

Financial liabilities:
Total deposits, excluding time deposits	$4,943,033	$4,943,033	$—	$4,943,033	$—
Time deposits	1,190,717	1,196,250	—	1,196,250	—
Securities sold under repurchase agreements	457,437	457,437	—	457,437	—
Other borrowed funds	3	3	—	3	—
Accrued interest payable	4,963	4,963	—	4,963	—
Long-term debt	36,917	34,508	—	34,508	—
Subordinated debentures held by subsidiary trusts	82,477	72,045	—	72,045	—
Total financial liabilities	$6,715,547	$6,708,239	$—	$6,708,239	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Acquisitions

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("Mountain West"), a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of the Company's current market areas in Montana. As of December 31, 2013, Mountain West had loans of approximately $405,409 and deposits of approximately $539,920.

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock will be canceled and converted into the right to receive 0.2552 shares of the Company's Class A common stock plus $7.125 in cash, or, if a Mountain West stockholder properly elects and subject to the limitations contained within the agreement and plan of merger, an amount in all cash or all stock intended to be substantially equal in value to the above described combination of stock and cash merger consideration. The value received by Mountain West stockholders in the aggregate and on a per share of Mountain West common stock basis will fluctuate prior to the completion of the merger based on the prevailing market price of the Company's Class A common stock at the time the transaction is consummated. Based on the closing price of the Company's Class A common stock on the NASDAQ Global Select Market on March 31, 2014 of $28.22 per share, and on the number of shares and options to purchase shares of Mountain West common stock issued and outstanding on March 31, 2014, the aggregate value of the consideration expected to be paid would be $78,814, of which $39,920 would be paid in cash and $38,894 would be represented by 1,378,230 shares of the Company's Class A common stock.

The merger is expected to close in mid-2014, subject to several conditions, including, among other things, receipt of applicable regulatory approval and approval by the stockholders of Mountain West. The Company anticipates that within six months following the consummation of the merger, Mountain West Bank, NA will be merged with and into FIB.

(15)	Recent Authoritative Accounting Guidance

ASU 2014-01 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The evaluation of whether conditions have been met to apply the proportional amortization method is conducted at the time of initial investment and subsequently reevaluated if there is a change in the nature of the investment or a change in the relationship with the limited liability entity that could result in the conditions no longer being met. The decision to apply the proportional amortization method of accounting should be applied consistently to all qualifying affordable housing project investments rather than on an individual investment basis. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. The amendments in ASU 2014-01 are effective for the Company for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted.

The Company adopted the amendments in ASU 2014-01 effective January 1, 2014. As of March 31, 2014, the Company had two investments in qualified affordable housing projects with an aggregate carrying value of $3,062 included in other assets on the Company's balance sheet. The Company elected to account for these investments using the proportional amortization method. During the three months ended March 31, 2014, income tax benefits associated with these projects of $7 were recognized as a component of income tax expense. The Company has commitments to invest additional amounts in these projects of $1,434 in 2014, $4,101 in 2015, $25 annually in 2016 through 2021, and $15 annually in 2022 and 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU 2014-04 clarify that an in-substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosures or through a similar legal agreement. The amendments in ASU 2014-04 also require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 using either a modified retrospective transition method or a prospective transition method. The Company does not expect the amendments in ASU 2014-04 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(16)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On April 28, 2014, the Company declared a quarterly dividend to common shareholders of $0.16 per share, to be paid on May 19, 2014 to shareholders of record as of May 8, 2014. No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: continuing or worsening business and economic conditions, adverse economic conditions affecting Montana, Wyoming and western South Dakota, credit losses, lending risk, adequacy of the allowance for loan losses, impairment of goodwill, changes in interest rates, access to low-cost funding sources, dependence on the Company’s management team, ability to attract and retain qualified employees, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, failure of technology, inability to meet liquidity requirements, failure to manage growth, competition, ineffective internal operational controls, environmental remediation and other costs, reliance on external vendors, litigation pertaining to fiduciary responsibilities, failure to effectively implement technology-driven products and services, soundness of other financial institutions, inability of our bank subsidiary to pay dividends, implementation of new lines of business or new product or service offerings, change in dividend policy, volatility of Class A common stock, decline in market price of Class A common stock, dilution as a result of future equity issuances, uninsured nature of any investment in Class A common stock, voting control of Class B stockholders, anti-takeover provisions, controlled company status, and, subordination of common stock to Company debt.
A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of March 31, 2014, we had consolidated assets of $7,618 million, deposits of $6,135 million, loans of $4,365 million and total stockholders’ equity of $826 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On February 10, 2014, we entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("Mountain West"), a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of our current market areas in Montana.

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock will be canceled and converted into the right to receive 0.2552 shares of our Class A common stock plus $7.125 in cash, or, if a Mountain West stockholder properly elects and subject to the limitations contained within the agreement and plan of merger, an amount in all cash or all stock intended to be substantially equal in value to the above described combination of stock and cash merger consideration. The value received by Mountain West stockholders in the aggregate and on a per share of Mountain West common stock basis will fluctuate prior to the completion of the merger based on the prevailing market price of our Class A common stock at the time the transaction is consummated.

The merger is expected to close in mid-2014, subject to several conditions, including, among other things, receipt of applicable regulatory approval and approval by the stockholders of Mountain West. We anticipates that within six months following the consummation of the merger, Mountain West Bank, NA will be merged with and into our bank subsidiary.

For additional information regarding the plan of merger, see “Note 14 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

We evaluate our non-interest income relative to the trends of the individual types of non-interest income and seek to increase our non-interest income over time.

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

We seek to grow a diverse and high quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and other real estate owned, or OREO, and loan charge-offs as a percentage of average loans. We maintain our allowance for loan losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.

We fund our assets primarily using core customer deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits to our total deposits and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.

Additionally, we maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, tangible common equity to tangible assets and tier 1 common capital to total risk-weighted assets.

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes our accounting policy with regard to goodwill.

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
Net Interest Income. During first quarter 2014, our net interest income on a fully-taxable equivalent, or FTE, basis decreased $1.2 million, or 1.9%, to $59.2 million, as compared to $60.4 million during the same period in 2013, and our net FTE interest margin ratio decreased 3 basis points to 3.52%, as compared to 3.55% during the same period in 2013. Declines in yields earned on our loan and investment portfolios during the three months ended March 31, 2014 were partially offset by increases in average outstanding loans, a nine basis point reduction in the cost of interest bearing liabilities and lower average outstanding time deposits.

The following table present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,344,993	$54,192	5.06%	$4,216,934	$55,913	5.38%
Investment securities (2)	2,108,643	9,370	1.80	2,204,458	9,980	1.84
Interest bearing deposits in banks	368,784	231	0.25	476,856	298	0.25
Federal funds sold	1,099	1	0.37	2,521	4	0.64
Total interest earnings assets	6,823,519	63,794	3.79	6,900,769	66,195	3.89
Non-earning assets	664,441			598,283
Total assets	$7,487,960			$7,499,052
Interest bearing liabilities:
Demand deposits	$1,837,714	$512	0.11%	$1,728,813	$473	0.11%
Savings deposits	1,639,484	595	0.15	1,550,146	653	0.17
Time deposits	1,172,866	2,317	0.80	1,365,232	3,229	0.96
Repurchase agreements	456,557	66	0.06	512,180	100	0.08
Other borrowed funds	6	—	—	7	—	—
Preferred stock pending redemption	—	—	—	9,444	159	6.83
Long-term debt	36,909	473	5.20	37,153	480	5.24
Subordinated debentures held by by subsidiary trusts	82,477	588	2.89	82,477	696	3.42
Total interest bearing liabilities	5,226,013	4,551	0.35	5,285,452	5,790	0.44
Non-interest bearing deposits	1,403,822			1,398,850
Other non-interest bearing liabilities	50,185			53,810
Stockholders’ equity	807,940			760,940
Total liabilities and stockholders’ equity	$7,487,960			$7,499,052
Net FTE interest income		$59,243			$60,405
Less FTE adjustments (2)		(1,107)			(1,128)
Net interest income from consolidated statements of income		$58,136			$59,277
Interest rate spread			3.44%			3.45%
Net FTE interest margin (3)			3.52%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.28%			0.35%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2014 compared with Three Months Ended March 31, 2013
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$1,698	$(3,419)	$(1,721)
Investment securities (1)	(434)	(176)	(610)
Interest bearing deposits in banks	(68)	1	(67)
Federal funds sold	(2)	(1)	(3)
Total change	1,194	(3,595)	(2,401)
Interest bearing liabilities:
Demand deposits	30	9	39
Savings deposits	38	(96)	(58)
Time deposits	(455)	(457)	(912)
Repurchase agreements	(11)	(23)	(34)
Long-term debt	(3)	(4)	(7)
Preferred stock pending redemption	(159)	—	(159)
Subordinated debentures	—	(108)	(108)
Total change	(560)	(679)	(1,239)
Increase (decrease) in FTE net interest income	$1,754	$(2,916)	$(1,162)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three months ended March 31, 2014, we reversed provision for loan losses of $5.0 million. This compares to recording provisions for loan losses of $500 thousand during the same respective period in 2013. The reversal of provision for loan losses during the three months ended March 31, 2014 was primarily due to the combined impact of reductions in specific reserves on impaired loans and lower general reserves reflective of improvement in economic conditions in our market areas, improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income decreased $4.7 million, or 16.4%, to $24.1 million for the three months ended March 31, 2014, as compared to $28.8 million for the same period in 2013. Significant components of the decrease are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $900 thousand, or 10.9%, to $9.2 million during the three months ended March 31, 2014, as compared to $8.3 million during the same period in 2013, primarily due to increases in interchange revenue from higher volumes of credit and debit card transactions and increases in mortgage loan servicing fee income.

Fluctuations in market interest rates have a significant impact on the level of income from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination activity. Income from the origination and sale of loans decreased $6.0 million, or 56.3%, to $4.7 million during the three months ended March 31, 2014, compared to $10.7 million during the same period in 2013, primarily due to lower demand for refinancing loans. Our total mortgage loans production decreased approximately 50% during the three months ended March 31, 2014, as compared to the same period in 2013, with loans originated for home purchases accounting for approximately 68% of our mortgage loan production, as compared to approximately 33% during the same period in 2013. Inclement weather delayed the closing of some residential mortgages during first quarter 2014, which contributed to the decrease in income from the origination and sale of loans as compared to first quarter 2013.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $321 thousand, or 7.8%, to $4.5 million during the three months ended March 31, 2014, as compared to $4.1 million during the same period in 2013, due to the combined effect of the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Non-interest Expense. Non-interest expense decreased $2.3 million, or 4.1%, to $54.3 million for the three months ended March 31, 2014, as compared to $56.7 million for the same period in 2013. Significant components of the decreases are discussed below.

Salaries and wages decreased $994 thousand, or 4.2%, to $22.4 million during the three months ended March 31, 2014, as compared to $23.4 million during the same period in 2013, primarily due to lower incentive compensation accruals reflective of the addition of new metrics and changes in the weighting of metrics used to estimate incentives payable under our short-term incentive program and the reversal of an over-accrual of the 2013 incentive bonus.

Variations in net OREO income or expense between periods were primarily due to fluctuations in write-downs of the estimated fair value of OREO properties. During the three months ended March 31, 2014, we recorded net OREO income of $19 thousand, compared to net OREO expense of $1.9 million during the same period in 2013. During the three months ended March 31, 2014, net OREO expense included $416 thousand of net operating expenses, which were offset by net gains on the sale of properties of $435 thousand. This compares to $411 thousand of net operating expenses, $2.3 million of fair value write-downs and net gains of $820 thousand recorded during the same period in 2013.

FDIC insurance premiums decreased $261 thousand, or 19.0%, to $1.1 million during the three months ended March 31, 2014, as compared to $1.4 million for the same period in 2013, due to lower assessment rates reflective of improved credit quality.

Income Tax Expense. Our effective federal income tax rate was 30.7% for the three months ended March 31, 2014 and 30.8% for the three months ended March 31, 2013. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.3% for the three months ended March 31, 2014 and 4.4% for the three months ended March 31, 2013.

Financial Condition

Total assets increased $53 million, or less than 1.0%, to $7,618 million as of March 31, 2014, from $7,565 million as of December 31, 2013. Significant components of the increase are discussed below.

Loans. Total loans increased $20 million, or less than 1.0%, to $4,365 million as of March 31, 2014, from $4,345 million as of December 31, 2013, with the most notable growth occurring in commercial loans. Commercial loans increased $30 million, or 4.5%, to $707 million as of March 31, 2014, from $677 million as of December 31, 2013, primarily due to business expansion within our existing market areas.

Growth in commercial loans was largely offset by decreases in agricultural and agricultural real estate loans. Agricultural loans decreased $3 million, or 3.1%, to $108 million as of March 31, 2014, from $112 million as of December 31, 2013, due to seasonal reductions in credit lines that typically occur during the first part of each year. In addition, agricultural real estate loans decreased $13 million, or 7.5%, to $161 million as of March 31, 2014, from $174 million as of December 31, 2013, primarily due to the scheduled repayment of the loans of one borrower.

Consumer loans decreased $2 million, or less than 1.0%, to $670 million as of March 31, 2014, from $672 million as of December 31, 2013. Decreases in credit card and other consumer loans that typically occur during the first quarter of the year, were largely offset by increases in indirect consumer loans. Indirect consumer loans increased $5 million, or 1.1%, to $481 million as of March 31, 2014, from $476 million as of December 31, 2013, due to continued expansion of our indirect lending program within existing markets.

Residential real estate loans remained flat at $868 million as of March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014, nearly all of the Company's residential loan production was sold to investors in the secondary market.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Non-performing loans:
Non-accrual loans	$88,114	$94,439	$94,015	$103,729	$98,594
Accruing loans past due 90 days or more	1,664	2,232	2,188	1,742	1,941

Total non-performing loans	89,778	96,671	96,203	105,471	100,535
OREO	16,594	15,504	18,537	22,782	32,470

Total non-performing assets	$106,372	$112,175	$114,740	$128,253	$133,005

Troubled debt restructurings not included above	$19,687	$21,780	$21,939	$23,406	$35,787

Non-performing loans to total loans	2.06%	2.22%	2.22%	2.45%	2.38%
Non-performing assets to total loans and OREO	2.43%	2.57%	2.64%	2.97%	3.12%
Non-performing assets to total assets	1.40%	1.48%	1.53%	1.76%	1.79%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2014	Percent of Total	December 31, 2013	Percent of Total
Real estate:
Commercial	$44,659	49.7%	$48,955	50.7%
Construction:		.
Land acquisition and development	12,669	14.1%	16,307	16.9%
Commercial	220	0.2%	225	0.2%
Residential	1,076	1.2%	1,372	1.4%
Total construction	13,965	15.5%	17,904	18.5%
Residential	6,967	7.8%	7,276	7.5%
Agricultural	8,754	9.8%	8,574	8.9%
Total real estate	74,345	82.8%	82,709	85.6%
Consumer	1,300	1.4%	1,350	1.4%
Commercial	13,696	15.3%	12,487	12.9%
Agricultural	437	0.5%	125	0.1%
Other	2	—%	—	—%
Total non-performing loans	$89,778	100.0%	$96,671	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.1 million and $1.4 million would have been accrued for the three months ended March 31, 2014 and 2013, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $6 million, or 6.7%, to $88 million as of March 31, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs aggregating $4 million on the loans of five borrowers and, to a lesser extent, the movement of non-accrual loans out of the loan portfolio through charge-off or foreclosure.

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

OREO increased $1 million, or 7.0%, to $17 million as of March 31, 2014, from $16 million as of December 31, 2013. During first quarter 2014, the Company had OREO additions of $3 million and sold OREO with a book value of $2 million at a net gain of $435 thousand. Approximately 88% of the first quarter 2014 additions relate to the properties of one commercial and one residential real estate borrower. As of March 31, 2014, the composition of OREO properties was 49% land and land development, 33% commercial and 18% residential real estate.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Balance at beginning of period	$85,339	$92,990	$98,528	$97,904	$100,511
Provision charged to operating expense	(5,000)	(4,000)	(3,000)	375	500
Charge offs:
Real estate
Commercial	817	761	1,319	1,251	1,098
Construction	151	960	385	449	1,723
Residential	114	203	424	324	1,226
Agricultural	2	1	2	3	96
Consumer	846	1,168	1,083	1,299	1,062
Commercial	796	2,589	1,703	569	811
Agricultural	64	—	—	—	4
Total charge-offs	2,790	5,682	4,916	3,895	6,020
Recoveries:
Real estate
Commercial	159	290	500	2,140	714
Construction	87	215	878	593	325
Residential	120	248	20	134	22
Agricultural	1	—	1	6	1
Consumer	608	431	484	672	473
Commercial	2,822	847	474	596	1,375
Agricultural	25	—	21	3	3
Total recoveries	3,822	2,031	2,378	4,144	2,913
Net charge-offs	(1,032)	3,651	2,538	(249)	3,107
Balance at end of period	$81,371	$85,339	$92,990	$98,528	$97,904

Period end loans	$4,364,838	$4,344,853	$4,332,092	$4,297,364	$4,224,559
Average loans	4,344,993	4,323,504	4,327,995	4,256,579	4,216,934
Net loans charged-off to average loans, annualized	(0.10)%	0.34%	0.23%	(0.02)%	0.30%
Allowance to period end loans	1.86%	1.96%	2.15%	2.29%	2.32%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $56 million, or 2.6%, to $2,095 million, or 27.5% of total assets, as of March 31, 2014, from $2,152 million, or 28.4% of total assets, as of December 31, 2013. As of March 31, 2014, the estimated duration of our investment portfolio was 3.4 years, as compared to 3.7 years as of December 31, 2013.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2014, we had investment securities with fair values aggregating $471 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $14 million as of March 31, 2014, and were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2014 and 2013.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $76 million, or 14.2%, to $611 million as of March 31, 2014, from $535 million as of December 31, 2013. Fluctuations in cash and cash equivalents occur in the normal course of our business and are not reflective of changes in business plan or strategy.

Company-owned Life Insurance. Company-owned life insurance increased $16 million, or 13.0%, to $138 million as of March 31, 2014, from $122 million as of December 31, 2013, due to the January 2014 purchase of $15 million of life insurance covering certain officers and directors of our bank subsidiary.

Deferred Tax Asset. Our net deferred tax asset decreased $8 million, or 68.0%, to $4 million as of March 31, 2014, from $12 million as of December 31, 2013, primarily due to decreases in deferred tax assets related to lower net unrealized losses on available-for-sale investment securities.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $1 million, or less than 1.0%, to $6,135 million as of March 31, 2014, from $6,134 million December 31, 2013. During first quarter 2014, the mix of deposits continued to shift away from higher costing time deposits to lower costing demand and savings deposits, the result of a sustained low interest rate environment.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2014	Percent of Total	December 31, 2013	Percent of Total
Non-interest bearing demand	$1,458,460	23.8%	$1,491,683	24.3%
Interest bearing:
Demand	1,856,270	30.3	1,848,806	30.2
Savings	1,661,051	27.1	1,602,544	26.1
Time, $100 and over	480,050	7.8	492,051	8.0
Time, other (1)	679,306	11.0	698,666	11.4
Total interest bearing	4,676,677	76.2	4,642,067	75.7
Total deposits	$6,135,137	100.0%	$6,133,750	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $49 million as of
March 31, 2014 and $52 million as of December 31, 2013.

Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposits balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreements increased $31 million, or 6.9%, to $489 million as of March 31, 2014, from $457 million as of December 31, 2013, due to fluctuations in the liquidity of our customers.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $24 million, or 3.0%, to $826 million as of March 31, 2014, from $802 million as of December 31, 2013, primarily due to the retention of earnings and decreases in net unrealized losses on available-for-sale investment securities.

During the three months ended March 31, 2014, we paid aggregate cash dividends of $7.0 million, or $0.16 per share, to common stockholders. No dividends were declared or paid during first quarter 2013. During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders. This accelerated dividend, paid on December 17, 2012, was in lieu of the quarterly dividend which would have been declared and paid in January 2013.

During February 2014, we repurchased and retired 100,355 of our shares of Class A common stock in a privately negotiated transaction at an aggregate purchase price of $2.5 million. The repurchase was made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 6 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of March 31, 2014 and December 31, 2013, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of March 31, 2014, we had consolidated leverage, tier 1 and total risk-based capital ratios of 10.27%, 15.16% and 16.83%, respectively, as compared to 10.08%, 14.93% and 16.75%, respectively, as of December 31, 2013. For additional information regarding our capital levels, see “Note 8 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2014, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2014, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2014.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of use or any "affiliated purchases" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2014.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 2014	—	$—	—	2,000,000
February 2014	100,355	25.29	100,355	1,899,645
March 2014	—	—	—	1,899,645
Total	100,355	$25.29	100,355	1,899,645

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Mountain West Financial Corp dated February 10, 2014 (incorporated herein reference to Exhibit 2.1 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, No. 333-194050, dated April 2, 2014)

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

10.5†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

Exhibit Number	Description

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.8†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROA) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.9†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROE) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 2, 2014	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date:	May 2, 2014	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer