Form 10-Q
period 2014-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2014-08-01
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2014 – Class A common stock	20,269,171
June 30, 2014 – Class B common stock	23,985,841

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$168,600	$141,663
Federal funds sold	3,512	672
Interest bearing deposits in banks	331,536	392,492
Total cash and cash equivalents	503,648	534,827
Investment securities:
Available-for-sale	1,506,996	1,947,706
Held-to-maturity (estimated fair values of $592,682 and $205,926 at June 30, 2014 and December 31, 2013, respectively)	586,989	203,837
Total investment securities	2,093,985	2,151,543
Loans held for investment	4,449,699	4,303,992
Mortgage loans held for sale	56,663	40,861
Total loans	4,506,362	4,344,853
Less allowance for loan losses	78,266	85,339
Net loans	4,428,096	4,259,514
Goodwill	183,673	183,673
Premises and equipment, net of accumulated depreciation	180,341	179,690
Company-owned life insurance	138,899	122,175
Other real estate owned (“OREO”)	16,425	15,504
Accrued interest receivable	26,497	26,450
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,443	13,546
Deferred tax asset, net	—	12,154
Core deposit intangibles, net of accumulated amortization	3,811	4,519
Other assets	62,561	61,056
Total assets	$7,651,379	$7,564,651
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,533,484	$1,491,683
Interest bearing	4,645,558	4,642,067
Total deposits	6,179,042	6,133,750
Securities sold under repurchase agreements	462,985	457,437
Accounts payable and accrued expenses	42,693	47,523
Accrued interest payable	5,316	4,963
Deferred tax liability	3,427	—
Long-term debt	36,893	36,917
Other borrowed funds	20	3
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	6,812,853	6,763,070
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2014 or December 31, 2013	—	—
Common stock	283,697	285,535
Retained earnings	560,469	532,087
Accumulated other comprehensive loss, net	(5,640)	(16,041)
Total stockholders’ equity	838,526	801,581
Total liabilities and stockholders’ equity	$7,651,379	$7,564,651
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$55,565	$54,853	$109,283	$110,346
Interest and dividends on investment securities:
Taxable	7,309	7,671	14,949	15,717
Exempt from federal taxes	1,083	1,215	2,180	2,441
Interest on deposits in banks	225	212	456	510
Interest on federal funds sold	3	5	4	9
Total interest income	64,185	63,956	126,872	129,023
Interest expense:
Interest on deposits	3,327	4,038	6,751	8,393
Interest on securities sold under repurchase agreements	63	74	129	174
Interest on long-term debt	476	483	949	963
Interest on preferred stock pending redemption	—	—	—	159
Interest on subordinated debentures held by subsidiary trusts	592	601	1,180	1,297
Total interest expense	4,458	5,196	9,009	10,986
Net interest income	59,727	58,760	117,863	118,037
Provision for loan losses	(2,001)	375	(7,001)	875
Net interest income after provision for loan losses	61,728	58,385	124,864	117,162
Non-interest income:
Other service charges, commissions and fees	9,699	8,977	18,855	17,233
Income from the origination and sale of loans	6,380	10,043	11,040	20,718
Wealth management revenues	4,609	4,020	9,064	8,154
Service charges on deposit accounts	3,929	4,323	7,804	8,391
Investment securities gains, net	17	(12)	88	(4)
Other income	1,937	2,228	3,826	3,906
Total non-interest income	26,571	29,579	50,677	58,398
Non-interest expense:
Salaries and wages	24,440	23,535	46,882	46,977
Employee benefits	7,164	7,546	15,477	15,721
Occupancy, net	4,253	4,063	8,492	8,089
Furniture and equipment	3,157	3,163	6,358	6,215
Outsourced technology services	2,309	2,195	4,609	4,352
OREO expense, net of income	(134)	(915)	(153)	981
FDIC insurance premiums	1,093	1,356	2,209	2,733
Professional fees	1,278	1,136	2,648	2,263
Mortgage servicing rights amortization	583	719	1,183	1,558
Mortgage servicing rights impairment recovery	(11)	(11)	(56)	(59)
Core deposit intangibles amortization	354	355	708	709
Other expenses	10,837	11,878	21,304	22,166
Non-core acquisition expenses	597	—	597	—
Total non-interest expense	55,920	55,020	110,258	111,705
Income before income tax expense	32,379	32,944	65,283	63,855
Income tax expense	11,302	11,439	22,813	22,306
Net income	$21,077	$21,505	$42,470	$41,549

Basic earnings per common share	$0.48	$0.49	$0.96	$0.96
Diluted earnings per common share	$0.47	$0.49	$0.95	$0.95

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,077	$21,505	$42,470	$41,549
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	2,816	(35,625)	17,167	(41,342)
Reclassification adjustment for net (gains) losses included in income	(17)	12	(88)	4
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	35	35	70	70
Other comprehensive income (loss), before tax	2,834	(35,578)	17,149	(41,268)
Deferred tax benefit (expense) related to other comprehensive income/loss	(1,115)	13,999	(6,748)	16,238
Other comprehensive income (loss), net of tax	1,719	(21,579)	10,401	(25,030)
Comprehensive income (loss), net of tax	$22,796	$(74)	$52,871	$16,519
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	42,470	—	42,470
Other comprehensive income, net of tax expense	—	—	10,401	10,401
Common stock transactions:
349,930 common shares purchased and retired	(8,764)	—	—	(8,764)
24,581 common shares issued	—	—	—	—
147,876 non-vested common shares issued	—	—	—	—
8,647 non-vested common shares forfeited	—	—	—	—
286,069 stock options exercised, net of 160,377 shares tendered in payment of option price and income tax withholding amounts	3,547	—	—	3,547
Tax benefit of stock-based compensation	1,225	—	—	1,225
Stock-based compensation expense	2,154	—	—	2,154
Common cash dividend declared ($0.32 per share)	—	(14,088)	—	(14,088)
Balance at June 30, 2014	$283,697	$560,469	$(5,640)	$838,526

Balance at December 31, 2012	$271,335	$463,860	$15,991	$751,186
Net income	—	41,549	—	41,549
Other comprehensive loss, net of tax benefit	—	—	(25,030)	(25,030)
Common stock transactions:
25,667 common shares purchased and retired	(448)	—	—	(448)
26,096 common shares issued	—	—	—	—
108,873 non-vested common shares issued	—	—	—	—
10,138 non-vested common shares forfeited	—	—	—	—
446,404 stock options exercised, net of 150,290 shares tendered in payment of option price and income tax withholding amounts	5,799	—	—	5,799
Tax benefit of stock-based compensation	524	—	—	524
Stock-based compensation expense	2,022	—	—	2,022
Cash dividends declared:
Common ($0.13 per share)	—	(5,648)	—	(5,648)
Balance at June 30, 2013	$279,232	$499,761	$(9,039)	$769,954
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$42,470	$41,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(7,001)	875
Net gain on disposal of property and equipment	(79)	(16)
Depreciation and amortization	7,786	8,298
Net premium amortization on investment securities	7,088	7,902
Net (gain) loss on investment securities transactions	(88)	4
Net gain on sale of mortgage loans held for sale	(7,601)	(14,984)
Net gain on sale of OREO	(766)	(2,671)
Write-downs of OREO and other assets pending disposal	10	3,180
Net reversal of impairment of mortgage servicing rights	(56)	(59)
Deferred income tax expense	3,760	3,456
Net increase in cash surrender value of company-owned life insurance	(1,724)	(873)
Stock-based compensation expense	2,154	2,022
Tax benefits from stock-based compensation expense	1,225	524
Excess tax benefits from stock-based compensation expense	(1,211)	(468)
Originations of mortgage loans held for sale	(412,050)	(734,657)
Proceeds from sales of mortgage loans held for sale	402,825	739,648
Changes in operating assets and liabilities:
Increase in interest receivable	(47)	(403)
Decrease (increase) in other assets	(1,929)	7,004
Increase (decrease) in accrued interest payable	353	(266)
Decrease in accounts payable and accrued expenses	(4,788)	(4,112)
Net cash provided by operating activities	30,331	55,953
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(4,141)	(13,755)
Available-for-sale	(175,823)	(430,395)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	9,347	5,807
Available-for-sale	243,355	453,678
Purchases of company-owned life insurance	(15,000)	—
Proceeds from sales of mortgage servicing rights	266	470
Extensions of credit to customers, net of repayments	(155,523)	(84,078)
Recoveries of loans charged-off	5,345	7,057
Proceeds from sales of OREO	4,234	18,464
Capital expenditures, net of sales	(6,309)	(1,886)
Net cash used in investing activities	$(94,249)	$(44,638)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$45,292	$(310,079)
Net increase (decrease) in repurchase agreements	5,548	(84,471)
Net increase (decrease) in other borrowed funds	17	(30)
Repayments of long-term debt	(24)	(21)
Redemption of preferred stock	—	(50,000)
Proceeds from issuance of common stock	3,547	5,799
Excess tax benefits from stock-based compensation expense	1,211	468
Purchase and retirement of common stock	(8,764)	(448)
Dividends paid to common stockholders	(14,088)	(5,648)
Net cash provided by (used in) financing activities	32,739	(444,430)
Net decrease in cash and cash equivalents	(31,179)	(433,115)
Cash and cash equivalents at beginning of period	534,827	801,332
Cash and cash equivalents at end of period	$503,648	$368,217

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$16,190	$20,838
Cash paid during the period for interest expense	8,656	11,252
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2014 and December 31, 2013, and the results of operations for each of the three and six month periods ended and cash flows for each of the six month periods ended June 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2013 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2014 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$722,034	$1,707	$(5,174)	$718,567
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	778,641	12,806	(3,383)	788,064
Private mortgage-backed securities	361	6	(2)	365
Total	$1,501,036	$14,519	$(8,559)	$1,506,996

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$179,131	$6,159	$(600)	$184,690
Corporate securities	17,908	116	—	18,024
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	389,950	18	—	389,968
Total	$586,989	$6,293	$(600)	$592,682

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$774,055	$1,432	$(12,249)	$763,238
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,197,295	11,905	(25,147)	1,184,053
Private mortgage-backed securities	407	9	(1)	415
Total	$1,971,757	$13,346	$(37,397)	$1,947,706

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$185,818	$4,043	$(2,049)	$187,812
Corporate securities	18,019	103	(8)	18,114
Total	$203,837	$4,146	$(2,057)	$205,926

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains	$18	$4	$243	$12
Gross realized losses	1	16	155	16

On June 27, 2014, the Company transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $396,640 and $388,808, respectively, into the held-to-maturity category. Unrealized net losses of $7,832 included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.3 years.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$61,265	$(185)	$353,997	$(4,989)	$415,262	$(5,174)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	47,884	(146)	203,157	(3,237)	251,041	(3,383)
Private mortgage-backed securities	—	—	95	(2)	95	(2)
Total	$109,149	$(331)	$557,249	$(8,228)	$666,398	$(8,559)

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$267	$(1)	$28,986	$(599)	$29,253	$(600)
Total	$267	$(1)	$28,986	$(599)	$29,253	$(600)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$458,385	$(10,355)	$59,362	$(1,894)	$517,747	$(12,249)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	634,199	(17,273)	166,930	(7,874)	801,129	(25,147)
Private mortgage-backed securities	—	—	104	(1)	104	(1)
Total	$1,092,584	$(27,628)	$226,396	$(9,769)	$1,318,980	$(37,397)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$37,550	$(1,319)	$14,296	$(730)	$51,846	$(2,049)
Corporate securities	7,294	(8)	—	—	7,294	(8)
Total	$44,844	$(1,327)	$14,296	$(730)	$59,140	$(2,057)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 106 and 229 individual investment securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, respectively. Unrealized losses as of June 30, 2014 and December 31, 2013 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three and six months ended June 30, 2014 and 2013.

Maturities of investment securities at June 30, 2014 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2014	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$235,880	$238,377	$75,137	$75,805
After one year but within five years	1,046,202	1,050,653	262,721	265,277
After five years but within ten years	203,374	202,197	174,980	176,267
After ten years	15,580	15,769	74,151	75,333
Total	$1,501,036	$1,506,996	$586,989	$592,682

As of June 30, 2014, the Company had investment securities callable within one year with amortized costs and estimated fair values of $208,708 and $208,188, respectively, including callable structured notes with amortized costs and estimated fair values of $94,473 and $94,487, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2014	December 31, 2013
Real estate loans:
Commercial	$1,464,947	$1,449,174
Construction:
Land acquisition & development	192,289	205,911
Residential	82,121	76,488
Commercial	86,599	69,236
Total construction loans	361,009	351,635
Residential	894,502	867,912
Agricultural	162,428	173,534
Total real estate loans	2,882,886	2,842,255
Consumer:
Indirect consumer	512,063	476,012
Other consumer	133,604	133,039
Credit card	61,368	62,536
Total consumer loans	707,035	671,587
Commercial	727,482	676,544
Agricultural	130,280	111,872
Other, including overdrafts	2,016	1,734
Loans held for investment	4,449,699	4,303,992
Mortgage loans held for sale	56,663	40,861
Total loans	$4,506,362	$4,344,853

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2014	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5,343	$2,540	$40	$7,923	$1,418,602	$38,422	$1,464,947
Construction:
Land acquisition & development	782	123	—	905	180,094	11,290	192,289
Residential	90	1,226	—	1,316	80,152	653	82,121
Commercial	—	—	—	—	84,019	2,580	86,599
Total construction loans	872	1,349	—	2,221	344,265	14,523	361,009
Residential	3,493	823	665	4,981	884,261	5,260	894,502
Agricultural	29	72	—	101	155,228	7,099	162,428
Total real estate loans	9,737	4,784	705	15,226	2,802,356	65,304	2,882,886
Consumer:
Indirect consumer	2,467	404	15	2,886	508,777	400	512,063
Other consumer	780	210	16	1,006	131,864	734	133,604
Credit card	281	239	335	855	60,496	17	61,368
Total consumer loans	3,528	853	366	4,747	701,137	1,151	707,035
Commercial	3,223	718	325	4,266	710,886	12,330	727,482
Agricultural	1,390	17	125	1,532	128,367	381	130,280
Other, including overdrafts	—	—	1	1	2,015	—	2,016
Loans held for investment	17,878	6,372	1,522	25,772	4,344,761	79,166	4,449,699
Mortgage loans originated for sale	—	—	—	—	56,663	—	56,663
Total loans	$17,878	$6,372	$1,522	$25,772	$4,401,424	$79,166	$4,506,362

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

If interest on non-accrual loans had been accrued, such income would have been approximately $1,061 and $1,299 for the three months ended June 30, 2014 and 2013, respectively, and approximately $2,182 and $2,651 for the six months ended June 30, 2014 and 2013, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings with the exception of consumer loans. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of June 30, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$52,690	$24,961	$25,622	$50,583	$3,566
Construction:
Land acquisition & development	15,601	8,098	3,869	11,967	647
Residential	1,096	653	—	653	—
Commercial	2,749	269	2,446	2,715	908
Total construction loans	19,446	9,020	6,315	15,335	1,555
Residential	7,222	4,885	375	5,260	301
Agricultural	9,191	6,656	2,439	9,095	133
Total real estate loans	88,549	45,522	34,751	80,273	5,555
Commercial	14,752	10,709	2,679	13,388	1,176
Agricultural	792	419	322	741	221
Total	$104,093	$56,650	$37,752	$94,402	$6,952

As of December 31, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$57,588	$241	$67,605	$272
Construction:
Land acquisition & development	13,563	11	19,007	15
Residential	785	—	1,569	—
Commercial	1,471	2	6,346	—
Total construction loans	15,819	13	26,922	15
Residential	5,852	1	8,311	5
Agricultural	9,747	25	8,255	4
Total real estate loans	89,006	280	111,093	296
Commercial	14,162	14	16,087	18
Agricultural	742	6	373	4
Total	$103,910	$300	$127,553	$318

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$60,870	$457	$67,192	$610
Construction:
Land acquisition & development	14,554	22	20,123	456
Residential	1,051	—	2,040	—
Commercial	918	4	7,118	—
Total construction loans	16,523	26	29,281	456
Residential	5,969	3	9,429	9
Agricultural	9,830	29	6,611	8
Total real estate loans	93,192	515	112,513	1,083
Commercial	14,231	28	14,484	36
Agricultural	538	12	502	8
Total	$107,961	$555	$127,499	$1,127

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,301 and $1,577 for the three months ended June 30, 2014 and 2013, respectively and approximately $2,412 and $2,912 for the six months ended June 30, 2014 and 2013, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $57,835 as of June 30, 2014, of which $34,304 were included in non-accrual loans and $23,531 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $59,792 as of December 31, 2013, of which $38,011 were included in non-accrual loans and $21,781 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three months ended June 30, 2014:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended June 30, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	4	$458	$226	$—	$679	$1,363
Commercial	2	72	—	—	—	72
Total loans restructured during period	6	$530	$226	$—	$679	$1,435
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	8	$—	$226	$—	$921	$1,147
Commercial	4	299	2,931	—	30	3,260
Total loans restructured during period	12	$299	$3,157	$—	$951	$4,407
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or six months ended June 30, 2014 or 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's trouble debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Notes	Balance	Number of Notes	Balance
Commercial	2	72	2	72
Total	2	72	2	72

At June 30, 2014, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$81,539	$82,558	$15,371	$179,468
Construction:
Land acquisition & development	12,580	13,053	2,626	28,259
Residential	2,190	1,788	—	3,978
Commercial	186	269	2,446	2,901
Total construction loans	14,956	15,110	5,072	35,138
Residential	11,028	9,017	588	20,633
Agricultural	9,638	15,755	2,439	27,832
Total real estate loans	117,161	122,440	23,470	263,071
Consumer:
Indirect consumer	769	1,575	133	2,477
Other consumer	529	927	398	1,854
Credit card	—	390	1,219	1,609
Total consumer loans	1,298	2,892	1,750	5,940
Commercial	30,522	26,203	3,573	60,298
Agricultural	11,290	4,209	322	15,821
Total	$160,271	$155,744	$29,115	$345,130

As of December 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,747	$86,426	$24,840	$191,013
Construction:
Land acquisition & development	13,211	19,677	7,329	40,217
Residential	1,859	1,649	277	3,785
Commercial	—	409	84	493
Total construction loans	15,070	21,735	7,690	44,495
Residential	7,500	7,188	4,184	18,872
Agricultural	13,597	10,245	2,370	26,212
Total real estate loans	115,914	125,594	39,084	280,592
Consumer:
Indirect consumer	875	1,524	115	2,514
Other consumer	573	969	268	1,810
Credit card	—	392	2,010	2,402
Total consumer loans	1,448	2,885	2,393	6,726
Commercial	33,318	23,833	3,745	60,896
Agricultural	8,401	1,788	86	10,275
Total	$159,081	$154,100	$45,308	$358,489

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

(4)	Allowance For Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$59,830	$5,377	$15,701	$463	$—	$81,371
Provision charged to operating expense	(2,011)	346	(494)	158	—	(2,001)
Less loans charged-off	(1,158)	(934)	(534)	—	—	(2,626)
Add back recoveries of loans previously charged-off	651	558	313	—	—	1,522
Ending balance	$57,312	$5,347	$14,986	$621	$—	$78,266

Six Months Ended June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(5,386)	(232)	(1,566)	183	—	(7,001)
Less loans charged-off	(2,243)	(1,780)	(1,330)	(64)	—	(5,417)
Add back recoveries of loans previously charged-off	1,018	1,166	3,135	26	—	5,345
Ending balance	$57,312	$5,347	$14,986	$621	$—	$78,266

As of June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$5,555	$—	$1,176	$221	$—	$6,952
Loans collectively evaluated for impairment	51,757	5,347	13,810	400	—	71,314
Allowance for loan losses	$57,312	$5,347	$14,986	$621	$—	$78,266

As of June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$80,273	$—	$13,388	$741	$—	$94,402
Collectively evaluated for impairment	2,859,276	707,035	714,094	129,539	2,016	4,411,960
Total loans	$2,939,549	$707,035	$727,482	$130,280	$2,016	$4,506,362

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Three Months Ended June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$71,666	$7,088	$18,670	$480	$—	$97,904
Provision charged to operating expense	(1,009)	579	778	27	—	375
Less loans charged-off	(2,027)	(1,299)	(569)	—	—	(3,895)
Add back recoveries of loans previously charged-off	2,873	672	596	3	—	4,144
Ending balance	$71,503	$7,040	$19,475	$510	$—	$98,528

Six Months Ended June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,085	$504	$—	$100,511
Provision charged to operating expense	(2,044)	1,116	1,799	4	—	875
Less loans charged-off	(6,170)	(2,361)	(1,380)	(4)	—	(9,915)
Add back recoveries of loans previously charged-off	3,935	1,145	1,971	6	—	7,057
Ending balance	$71,503	$7,040	$19,475	$510	$—	$98,528

As of June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$10,267	$—	$5,205	$22	$—	$15,494
Loans collectively evaluated for impairment	61,236	7,040	14,270	488	—	83,034
Allowance for loan losses	$71,503	$7,040	$19,475	$510	$—	$98,528

As of June 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$107,241	$—	$16,710	$139	$—	$124,090
Collectively evaluated for impairment	2,732,400	652,944	666,539	121,391	—	4,173,274
Total loans	$2,839,641	$652,944	$683,249	$121,530	$—	$4,297,364

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$16,594	$32,470	$15,504	$32,571
Additions	984	3,224	4,399	8,555
Capitalized improvements	—	3	—	13
Valuation adjustments	(10)	(259)	(10)	(2,564)
Dispositions	(1,143)	(12,656)	(3,468)	(15,793)
Ending balance	$16,425	$22,782	$16,425	$22,782

(6)	Capital Stock

The Company had 20,269,171 shares of Class A common stock and 23,985,841 shares of Class B common stock outstanding as of June 30, 2014. The Company had 19,868,018 shares of Class A common stock and 24,287,045 shares of Class B common stock outstanding as of December 31, 2013.

During the six months ended June 30, 2014, the Company repurchased and retired 325,418 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $8,143. The repurchases were made pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. Under the terms of the stock repurchase program, the Company may repurchase up to an additional 1,674,582 shares of its Class A common stock prior to expiration of the plan on November 25, 2014. All other stock repurchases during the three and six months ended June 30, 2014 and 2013 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,077	$21,505	$42,470	$41,549

Weighted average common shares outstanding for basic earnings per share computation	44,044,260	43,480,502	44,021,166	43,335,682
Dilutive effects of stock-based compensation	531,703	427,785	572,689	376,978
Weighted average common shares outstanding for diluted earnings per common share computation	44,575,963	43,908,287	44,593,855	43,712,660

Basic earnings per common share	$0.48	$0.49	$0.96	$0.96
Diluted earnings per common share	$0.47	$0.49	$0.95	$0.95

The Company had 107,651 and 56,668 shares of unvested restricted stock as of June 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 976,063 stock options outstanding as of June 30, 2013, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had no anti-dilutive stock options outstanding as of June 30, 2014.

(8)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of June 30, 2014 and December 31, 2013, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiary, First Interstate Bank (“FIB”), as of June 30, 2014 and December 31, 2013 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital:
Consolidated	$850,614	16.7%	$407,804	8.0%	NA	NA
FIB	740,815	14.6	406,334	8.0	$507,917	10.0%
Tier 1 risk-based capital:
Consolidated	765,715	15.0	203,902	4.0	NA	NA
FIB	668,143	13.2	203,167	4.0	$304,750	6.0
Leverage capital ratio:
Consolidated	765,715	10.4	295,843	4.0	NA	NA
FIB	668,143	9.1	295,201	4.0	$369,002	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital:
Consolidated	$829,443	16.8%	$396,210	8.0%	NA	NA
FIB	723,955	14.7	394,038	8.0	$492,548	10.0%
Tier 1 risk-based capital:
Consolidated	739,246	14.9	198,105	4.0	NA	NA
FIB	650,093	13.2	197,019	4.0	$295,529	6.0
Leverage capital ratio:
Consolidated	739,246	10.1	293,414	4.0	NA	NA
FIB	650,093	8.9	292,199	4.0	$365,248	5.0

(9)	Commitments and Contingencies

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction agreements of $1,409 as of June 30, 2014.

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2014, commitments to extend credit to existing and new borrowers approximated $1,346,196, which included $447,827 on unused credit card lines and $334,981 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2014, the Company had outstanding standby letters of credit of $65,133. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(11)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $4,399 and $8,555 to OREO during the six months ended June 30, 2014 and 2013, respectively.

The Company transferred internally originated mortgage servicing rights of $1,024 and $2,149 from loans to mortgage servicing assets during the six months ended June 30, 2014 and 2013, respectively.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the six months ended June 30, 2013.

The Company transferred bank buildings and land pending disposal with book values of $1,448 to other assets during the six months ended June 30, 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2014	2013	2014	2013	2014	2013
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$2,816	$(35,625)	$1,108	$(14,018)	$1,708	$(21,607)
Reclassification adjustment for net (gains) losses included in net income	(17)	12	(7)	5	(10)	7
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	35	35	14	14	21	21
Total other comprehensive income (loss)	$2,834	$(35,578)	$1,115	$(13,999)	$1,719	$(21,579)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2014	2013	2014	2013	2014	2013
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$17,167	$(41,342)	$6,755	$(16,268)	$10,412	$(25,074)
Reclassification adjustment for net (gains) losses included in net income	(88)	4	(35)	2	(53)	2
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	70	70	28	28	42	42
Total other comprehensive (loss) income	$17,149	$(41,268)	$6,748	$(16,238)	$10,401	$(25,030)

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	June 30, 2014	December 31, 2013
Net unrealized gain on investment securities available-for-sale	$(4,219)	$(14,578)
Net actuarial loss on defined benefit post-retirement benefit plans	(1,421)	(1,463)
Net accumulated other comprehensive loss	$(5,640)	$(16,041)

(13)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$718,567	$—	$718,567	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	788,064	—	788,064	—
Private mortgage-backed securities	365	—	365	—
Mortgage servicing rights	25,812	—	25,812	—

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

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the six months ended June 30, 2014 or 2013.

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. The Company obtains fair value measurements for investment securities from an independent pricing service and evaluates mortgage servicing rights for impairment using an independent valuation service. The vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. The Company has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations. These internal processes include obtaining and reviewing available reports on internal controls, evaluating the prices for reasonableness given market changes, obtaining and evaluating the inputs used in the model for a sample of securities, investigating anomalies and confirming determinations through discussions with the vendor. For investment securities, if needed, a broker may be utilized to determine the reported fair value. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of June 30, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$46,505	$—	$—	$46,505
Other real estate owned	6,895	—	—	6,895
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$57,302	$—	$—	$57,302
Other real estate owned	8,502	—	—	8,502
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2014, certain impaired loans with a carrying value of $63,149 were reduced by specific valuation allowance allocations of $6,952 and partial loan charge-offs of $9,692 resulting in a reported fair value of $46,505. As of December 31, 2013, certain impaired loans with a carrying value of $80,526 were reduced by specific valuation allowance allocations of $8,929 and partial loan charge-offs of $14,295 resulting in a reported fair value of $57,302.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $10 during the six months ended June 30, 2014 were based on management's estimate of the current fair value of the properties. Write-downs of $2,564 during the six months ended June 30, 2013, included $196 directly related to receipt of updated appraisals and $2,368 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2014 and December 31, 2013, the Company had long-lived assets to be disposed of by sale with a carrying value of $1,785 that was reduced by write-downs of $599 resulting in a fair value of $1,186.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$503,648	$503,648	$—	$503,648	$—
Investment securities available-for-sale	1,506,996	1,506,996	—	1,506,996	—
Investment securities held-to-maturity	586,989	592,682	—	592,682	—
Accrued interest receivable	26,497	26,497	—	26,497	—
Mortgage servicing rights, net	13,443	25,812	—	25,812	—
Net loans	4,428,096	4,389,772	—	4,343,267	46,505
Total financial assets	$7,065,669	$7,045,407	$—	$6,998,902	$46,505

Financial liabilities:
Total deposits, excluding time deposits	$5,043,387	$5,043,387	$—	$5,043,387	$—
Time deposits	1,135,655	1,141,585	—	1,141,585	—
Securities sold under repurchase agreements	462,985	462,985	—	462,985	—
Other borrowed funds	20	20	—	20	—
Accrued interest payable	5,316	5,316	—	5,316	—
Long-term debt	36,893	35,381	—	35,381	—
Subordinated debentures held by subsidiary trusts	82,477	75,200	—	75,200	—
Total financial liabilities	$6,766,733	$6,763,874	$—	$6,763,874	$—

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

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("Mountain West"), a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of the Company's current market areas in Montana. As of June 30, 2014, Mountain West had total assets of approximately $623,355, net loans of approximately $380,410 and deposits of approximately $519,820.

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
The merger is expected to be completed after the close of business on July 31, 2014. Subject to regulatory approval, the Company anticipates Mountain West Bank, NA will be merged with and into FIB on October 18, 2014. For additional information regarding the acquisition, see Note 17 - Subsequent Events.

(15)	Related Party Transactions

On May 2, 2014, the Company repurchased 20,000 shares of its Class A common stock from a director of the Company at a price of $24.77 per share. The repurchase was made in a privately negotiated transaction pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. For additional information regarding the Company's stock repurchases, see Note 6 - Capital Stock.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(16)	Recent Authoritative Accounting Guidance

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

The Company adopted the amendments in ASU 2014-01 effective January 1, 2014. As of June 30, 2014, the Company had two investments in qualified affordable housing projects with an aggregate carrying value of $4,656 included in other assets on the Company's balance sheet. The Company elected to account for these investments using the proportional amortization method. During the three and six months ended June 30, 2014, income tax benefits associated with these projects of $7 and $14 were recognized as a component of income tax expense. The Company has commitments to invest additional amounts in these projects of $260 in 2014, $5,604 in 2015, $32 annually in 2016 through 2021, and $21 annually in 2022 and 2023.

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

ASU 2014-09 "Revenue from Contracts with Customers." The amendments in ASU 2014-09 introduce a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in ASU 2014-09 are effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations or liquidity.

ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in ASU 2014-11 expand secured borrowing treatment for certain repurchase agreements. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

disclosures about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. ASU 2014-11 also requires disclosure of the types of collateral pledged and liabilities associated with an entity's repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes included in the amendments in ASU 2014-11 are effective for the Company on January 1, 2015. The disclosure requirements set forth in the amendment in ASU 2014-11 are effective for the Company for interim and annual periods beginning after December 31, 2014. The Company does not expect the amendments in ASU 2014-11 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(17)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On July 24, 2014, the Company declared a quarterly dividend to common shareholders of $0.16 per share, to be paid on August 15, 2014 to shareholders of record as of August 5, 2014.

On July 31, 2014, the Company completed the acquisition of Mountain West. Consideration for the acquisition consisted of cash of $38,479 and 1,378,230 shares of the Company's Class A common stock.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of June 30, 2014, we had consolidated assets of $7,651 million, deposits of $6,179 million, loans of $4,506 million and total stockholders’ equity of $839 million. We currently operate 74 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the our bank subsidiary, First Interstate Bank or the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock will be canceled and converted into the right to receive 0.2552 shares of our Class A common stock plus $7.125 in cash, or, if a Mountain West stockholder properly elects and subject to the limitations contained within the agreement and plan of merger, an amount in all cash or all stock intended to be substantially equal in value to the above described combination of stock and cash merger consideration. The merger is expected to be completed after the close of business on July 31, 2014. Consideration for the acquisition is expected to consist of cash of approximately $38,479, subject to adjustments for shareholders electing to receive all cash, and approximately 1,378,230 shares of the Company's Class A common stock. Subject to regulatory approval, the Company anticipates Mountain West Bank, NA will be merged with and into First Interstate Bank on October 18, 2014.

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

We seek to grow a diverse and high quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and other real estate owned, or OREO, and loan charge-offs as a percentage of average loans. We maintain our allowance for loan losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for loan losses relative to our overall loan portfolio, the levels of non-performing, criticized and classified loans and potential charge-offs.

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

Net Interest Income. During second quarter 2014, our net interest income on a fully-taxable equivalent, or FTE, basis increased $927 thousand, or 1.5%, to $60.8 million, as compared to $59.9 million during the same period in 2013, and our net FTE interest margin ratio decreased 2 basis points to 3.54%, as compared to 3.56%. For the six months ended June 30, 2014, our net FTE interest income decreased $235 thousand, or less than 1%, to $120.0 million, as compared to $120.3 million for the same period in 2013, and our net FTE interest margin ratio decreased 2 basis points to 3.53%, as compared to 3.55%. Declines in yields earned on our loan and investment portfolios during the three and six months ended June 30, 2014, as compared to the same periods in 2013, were offset by increases in average outstanding loans, reductions in the cost of interest bearing liabilities and lower average outstanding time deposits.

We recorded recoveries of previously charged-off interest of $1.4 million and $1.9 million during the three and six months ended June 30, 2014, respectively, as compared to $532 thousand and $762 thousand during the same respective periods in 2013. Exclusive of the recovery of previously charged-off interest, our net interest margin ratio would have been 3.46% and 3.48% during the three and six months ended June 30, 2014, respectively, as compared to 3.55% and 3.53% during the same respective periods in 2013.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,436,786	$56,019	5.06%	$4,256,579	$55,270	5.21%
Investment securities (2)	2,091,438	9,017	1.73	2,153,342	9,588	1.79
Interest bearing deposits in banks	356,911	225	0.25	335,761	212	0.25
Federal funds sold	1,958	3	0.61	3,322	5	0.60
Total interest earnings assets	6,887,093	65,264	3.80	6,749,004	65,075	3.87
Non-earning assets	669,029			601,023
Total assets	$7,556,122			$7,350,027
Interest bearing liabilities:
Demand deposits	$1,878,483	$513	0.11%	$1,722,138	$475	0.11%
Savings deposits	1,653,034	598	0.15	1,544,648	598	0.16
Time deposits	1,148,832	2,216	0.77	1,312,863	2,965	0.91
Repurchase agreements	438,744	63	0.06	466,533	74	0.06
Other borrowed funds	8	—	—	10	—	—
Long-term debt	36,897	476	5.17	37,142	483	5.22
Subordinated debentures held by by subsidiary trusts	82,477	592	2.88	82,477	601	2.92
Total interest bearing liabilities	5,238,475	4,458	0.34	5,165,811	5,196	0.40
Non-interest bearing deposits	1,443,239			1,356,133
Other non-interest bearing liabilities	44,291			49,323
Stockholders’ equity	830,117			778,760
Total liabilities and stockholders’ equity	$7,556,122			$7,350,027
Net FTE interest income		$60,806			$59,879
Less FTE adjustments (2)		(1,079)			(1,119)
Net interest income from consolidated statements of income		$59,727			$58,760
Interest rate spread			3.46%			3.47%
Net FTE interest margin (3)			3.54%			3.56%
Cost of funds, including non-interest bearing demand deposits (4)			0.27%			0.32%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,391,143	$110,211	5.06%	$4,236,866	$111,184	5.29%
Investment securities (2)	2,099,993	18,387	1.77	2,178,758	19,567	1.81
Interest bearing deposits in banks	362,815	456	0.25	405,919	510	0.25
Federal funds sold	1,531	4	0.53	2,924	9	0.62
Total interest earnings assets	6,855,482	129,058	3.80	6,824,467	131,270	3.88
Non-earning assets	666,748			599,661
Total assets	$7,522,230			$7,424,128
Interest bearing liabilities:
Demand deposits	$1,858,211	$1,025	0.11%	$1,725,457	$949	0.11%
Savings deposits	1,646,296	1,193	0.15	1,547,381	1,251	0.16
Time deposits	1,160,783	4,533	0.79	1,338,903	6,193	0.93
Repurchase agreements	447,601	129	0.06	489,230	174	0.07
Other borrowed funds	7	—	—	9	—	—
Long-term debt	36,903	949	5.19	37,148	963	5.23
Preferred stock pending redemption	—	—	—	4,696	159	6.83
Subordinated debentures held by by subsidiary trusts	82,477	1,180	2.89	82,477	1,297	3.17
Total interest bearing liabilities	5,232,278	9,009	0.35	5,225,301	10,986	0.42
Non-interest bearing deposits	1,423,639			1,377,374
Other non-interest bearing liabilities	47,223			51,554
Stockholders’ equity	$819,090			$769,899
Total liabilities and stockholders’ equity	7,522,230			7,424,128
Net FTE interest income		120,049			120,284
Less FTE adjustments (2)		$(2,186)			$(2,247)
Net interest income from consolidated statements of income		117,863			118,037
Interest rate spread			3.45%			3.46%
Net FTE interest margin (3)			3.53%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.27%			0.34%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 compared with Six Months Ended June 30, 2013
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$2,340	$(1,591)	$749	$4,049	$(5,022)	$(973)
Investment securities (1)	(276)	(295)	(571)	(708)	(472)	(1,180)
Interest bearing deposits in banks	13	—	13	(54)	—	(54)
Federal funds sold	(2)	—	(2)	(4)	(1)	(5)
Total change	2,075	(1,886)	189	3,283	(5,495)	(2,212)
Interest bearing liabilities:
Demand deposits	43	(5)	38	73	2	75
Savings deposits	42	(42)	—	80	(138)	(58)
Time deposits	(370)	(379)	(749)	(824)	(835)	(1,659)
Repurchase agreements	(4)	(7)	(11)	(15)	(30)	(45)
Long-term debt	(3)	(4)	(7)	(6)	(8)	(14)
Preferred stock pending redemption	—		—	(159)	—	(159)
Subordinated debentures	—	(9)	(9)	—	(117)	(117)
Total change	(292)	(446)	(738)	(851)	(1,126)	(1,977)
Increase (decrease) in FTE net interest income	$2,367	$(1,440)	$927	$4,134	$(4,369)	$(235)

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three and six months ended June 30, 2014, we reversed provision for loan losses of $2.0 million and $7.0 million, respectively. This compares to recording provisions for loan losses of $375 thousand and $875 thousand during the same respective periods in 2013. The reversal of provision for loan losses during the three and six months ended June 30, 2014, was primarily due to the combined impact of reductions in specific reserves on impaired loans and lower general reserves reflective of improvement in economic conditions in our market areas, improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income decreased $3.0 million, or 10.2%, to $26.6 million for the three months ended June 30, 2014, as compared to $29.6 million for the same period in 2013, and decreased $7.7 million, or 13.2%, to $50.7 million for the six months ended June 30, 2014, as compared to $58.4 million for the same period in 2013. Significant components of the decreases are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $722 thousand, or 8.0%, to $9.7 million during the three months ended June 30, 2014, as compared to $9.0 million for the same period in 2013, and increased $1.6 million, or 9.4%, to $18.9 million for the six months ended June 30, 2014, as compared to $17.2 million during the same period in 2013. These increases were primarily due to increases in interchange revenue due to higher debit and credit card transaction volumes and increases in mortgage loan servicing fee income resulting from an increase in the number of loans serviced.

Income from the origination and sale of loans decreased $3.7 million, or 36.5%, to $6.4 million during the three months ended June 30, 2014, compared to $10.0 million during the same period in 2013. For the six months ended June 30, 2014, income from the origination and sale of loans decreased $9.7 million, or 46.7%, to $11.0 million, as compared to $20.7 million for the same period in 2013. These decreases are primarily the result of lower demand for refinancing loans in our market areas. Our total mortgage loans production decreased approximately 36% during the six months ended June 30, 2014, as compared to the same period in 2013, with loans originated for home purchases accounting for approximately 73% of our mortgage loan production, as compared to approximately 43% during the same period in 2013.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $589 thousand, or 14.7%, to $4.6 million during the three months ended June 30, 2014, as compared to $4.0 million during the same period in 2013, and increased $910 thousand, or 11.2%, to $9.1 million for the six months ended June 30, 2014, as compared to $8.2 million for the same period in 2013. These increases are due to the combined effects of the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Other income decreased $291 thousand, or 13.1%, to $1.9 million during the three months ended June 30, 2014, as compared to $2.2 million during the same period in 2013, and decreased $80 thousand, or 2.0%, to $3.8 million during the six months ended June 30, 2014, as compared to $3.9 million during the same period in 2013, primarily due to decreases in earnings on securities held under deferred compensation plans and decreases in death benefits received under the Company's life insurance policies. These decreases were largely offset by the income earned on $60.0 million of life insurance purchased during the fourth quarter of 2013 and first quarter 2014.

Non-interest Expense. Non-interest expense increased $900 thousand, or 1.6%, to $55.9 million for the three months ended June 30, 2014, as compared to $55.0 million for the same period in 2013, and decreased $1.4 million, or 1.3% to $110.3 million for the six months ended June 30, 2014, as compared to $111.7 million for the same period in 2013. Significant components of these variances are discussed below.

Salaries and wages increased $905 thousand, or 3.8%, to $24.4 million during the three months ended June 30, 2014, as compared to $23.5 million during the same period in 2013, primarily due to inflationary wage increases and higher incentive compensation accruals. For the six months ended June 30, 2014, salaries and wages expense decreased $95 thousand, or less than 1.0%, to $46.9 million, as compared to $47.0 million for the same period in 2013. During the first six months of 2014, as compared to the same period in 2013, inflationary increases in salaries expense was more than offset by lower incentive bonus accruals and increases in deferred loan origination costs.

Employee benefits expense decreased $382 thousand, or 5.1%, to $7.2 million for the three months ended June 30, 2014, as compared to $7.5 million during the same period in 2013, and decreased $244 thousand, or 1.6%, to $15.5 million during the six months ended June 30, 2014, as compared to $15.7 million during the same period in 2013. These decreases were primarily the result of decreases in earnings on securities held under deferred compensation plans.

Variations in net OREO income or expense between periods are primarily due to fluctuations in write-downs of the estimated fair values of OREO properties, net gains and losses recorded on OREO sales and carrying costs and/or operating expense of OREO properties. During the three months ended June 30, 2014, net OREO income decreased $781 thousand, or 85.4%, to $134 thousand, compared to $915 thousand during the same period in 2013, primarily due to lower gains recognized on the sale of OREO properties and lower net operating expenses. During the three months ended June 30, 2014, we recorded net OREO expense of $187 thousand, fair value write-downs of $10 thousand and net gains on the sale of OREO properties of $331 thousand. This compares to net OREO expense of $676 thousand, fair value write-downs of $259 thousand and net gains on the sale of OREO properties of $1.9 million recorded during the same period in 2013.

The Company recorded net OREO income of $153 thousand during the six months ended June 30, 2014, as compared to net OREO expense of $981 thousand recorded during the same period in 2013. The shift from net OREO expense during the first six months of 2013 to net OREO income during the first six months of 2014 was primarily due to decreases in fair value write-downs and lower net operating expenses associated with OREO properties. During the six months ended June 30, 2014, net OREO income included $603 thousand of net operating expenses, $10 thousand of fair value write-downs, and net gains on the sale of properties of $766 thousand. This compares to $1.1 million of net operating expenses, fair value write-downs of $2.6 million and net gains of $2.7 million recorded during the same period in 2013.

FDIC insurance premiums decreased $263 thousand, or 19.4%, to $1.1 million during the three months ended June 30, 2014, as compared to $1.4 million for the same period in 2013, and decreased $524 thousand, or 19.2%, to $2.2 million during the six months ended June 30, 2014, as compared to $2.7 million for the same period in 2013. These decreases were due to lower assessment rates reflective of improved credit quality.

During second quarter 2014, we recorded $597 thousand of non-core acquisition expense related to our pending acquisition of Mountain West. These acquisition-related expenses primarily include legal and professional fees and travel expenses. For additional information regarding the pending acquisition, see "Recent Developments" included herein and “Note 14 – Acquisitions” and "Note 17 - Subsequent Events" in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Other expense decreased $1.0 million, or 8.8%, to $10.8 million during the three months ended June 30, 2014, as compared to $11.9 million during the same period in 2013, and decreased $862 thousand, or 3.9%, to $21.3 million for the six months ended June 30, 2014, as compared to $22.2 million for the same period in 2013. During second quarter 2013, we recorded a $616 thousand write-down of the carrying values of long lived assets pending disposal. The remaining decreases in other expenses during the three and six months ended June 30, 2014, as compared to the same periods in 2013, were primarily due to decreases in advertising expense resulting from fluctuations in the timing of advertising campaigns.

Income Tax Expense. Our effective federal income tax rate was 30.7% for the six months ended June 30, 2014 and 30.6% for the six months ended June 30, 2013. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the six months ended June 30, 2014 and 4.3% for the six months ended June 30, 2013.

Financial Condition

Total assets increased $87 million, or 1.1%, to $7,651 million as of June 30, 2014, from $7,565 million as of December 31, 2013. Significant components of the increase are discussed below.

Loans. Total loans increased $162 million, or 3.7%, to $4,506 million as of June 30, 2014, from $4,345 million as of December 31, 2013, with most loan categories showing growth.

Continuing business expansion in our existing market areas resulted in increases in commercial, commercial real estate and commercial construction loans as of June 30, 2014, as compared to December 31, 2013. The most notable growth occurred in commercial loans, which increased $51 million, or 7.5%, to $727 million as of June 30, 2014, from $677 million as of December 31, 2013. Commercial real estate loans increased $16 million , or 1.1%, to $1,465 million as of June 30, 2014, from $1,449 million as of December 31, 2013, and commercial construction loans increased $17 million, or 25.1%, to $87 million as of June 30, 2014, from $69 million as of December 31, 2013.

Consumer loans increased $35 million, or 5.3%, to $707 million as of June 30, 2014, from $672 million as of December 31, 2013, primarily due to growth in indirect consumer loans. Indirect consumer loans increased $36 million, or 7.6%, to $512 million as of June 30, 2014, from $476 million as of December 31, 2013, due to continued expansion of our indirect lending program within our existing markets and increases in the average loan amounts advanced.

Residential real estate loans increased $27 million, or 3.1%, to $895 million as of June 30, 2014, from $868 million as of December 31, 2013, primarily due to increased origination of five to fifteen year adjustable rate and conventional 1-4 family residential real estate loans not meeting the requirements for sale on the secondary market. During the first half of 2014, substantially all of the Company's conforming residential loan production was sold to investors in the secondary market.

Agricultural loans increased $18 million, or 16.5%, to $130 million as of June 30, 2014, from $112 million as of December 31, 2013, due to seasonal increases in credit lines that typically occur during the second and third quarters of the year.

Agricultural real estate loans decreased $11 million, or 6.4%, to $163 million as of June 30, 2014, from $174 million as of December 31, 2013, primarily due to first quarter 2014 scheduled repayments of the loans of one borrower.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Non-performing loans:
Non-accrual loans	$79,166	$88,114	$94,439	$94,015	$103,729
Accruing loans past due 90 days or more	1,494	1,664	2,232	2,188	1,742

Total non-performing loans	80,660	89,778	96,671	96,203	105,471
OREO	16,425	16,594	15,504	18,537	22,782

Total non-performing assets	$97,085	$106,372	$112,175	$114,740	$128,253

Troubled debt restructurings not included above	$23,531	$19,687	$21,780	$21,939	$23,406

Non-performing loans to total loans	1.79%	2.06%	2.22%	2.22%	2.45%
Non-performing assets to total loans and OREO	2.15%	2.43%	2.57%	2.64%	2.97%
Non-performing assets to total assets	1.27%	1.40%	1.48%	1.53%	1.76%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2014	Percent of Total	December 31, 2013	Percent of Total
Real estate:
Commercial	$38,462	47.7%	$48,955	50.7%
Construction:		.
Land acquisition and development	11,290	14.0%	16,307	16.9%
Commercial	2,580	3.2%	225	0.2%
Residential	653	0.8%	1,372	1.4%
Total construction	14,523	18.0%	17,904	18.5%
Residential	5,925	7.3%	7,276	7.5%
Agricultural	7,099	8.8%	8,574	8.9%
Total real estate	66,009	81.8%	82,709	85.6%
Consumer	1,488	1.9%	1,350	1.4%
Commercial	12,656	15.7%	12,487	12.9%
Agricultural	506	0.6%	125	0.1%
Other	1	—%	—	—%
Total non-performing loans	$80,660	100.0%	$96,671	100.0%

Non-accrual loans. We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $2.2 million and $2.7 million would have been accrued for the six months ended June 30, 2014 and 2013, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $15 million, or 16.2%, to $79 million as of June 30, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs and the movement of non-accrual loans out of the loan portfolio through foreclosure or charge-off.

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

OREO increased $921 thousand, or 5.9%, to $16 million as of June 30, 2014, from $15 million as of December 31, 2013. During the first six months of 2014, the Company had OREO additions of $4 million and sold OREO with a book value of $3 million at a net gain of $766 thousand. Approximately 69% of OREO additions during the first six months of 2014 relate to the properties of one commercial and one residential real estate borrower. As of June 30, 2014, the composition of OREO properties was 44% land and land development, 33% commercial and 23% residential real estate.

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

The allowance for loan losses is increased by provisions charged against earnings and net recoveries of charged-off loans and is reduced by negative provisions credited to earnings and net loan charge-offs. The allowance for loan losses consists of three elements:

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Balance at beginning of period	$81,371	$85,339	$92,990	$98,528	$97,904
Provision charged to operating expense	(2,001)	(5,000)	(4,000)	(3,000)	375
Charge offs:
Real estate
Commercial	699	817	761	1,319	1,251
Construction	48	152	960	385	449
Residential	409	114	203	424	324
Agricultural	2	2	1	2	3
Consumer	934	846	1,168	1,083	1,299
Commercial	534	796	2,589	1,703	569
Agricultural	—	64	—	—	—
Total charge-offs	2,626	2,791	5,682	4,916	3,895
Recoveries:
Real estate
Commercial	167	159	290	500	2,140
Construction	458	87	215	878	593
Residential	26	120	248	20	134
Agricultural	—	1	—	1	6
Consumer	558	608	431	484	672
Commercial	313	2,822	847	474	596
Agricultural	—	26	—	21	3
Total recoveries	1,522	3,823	2,031	2,378	4,144
Net charge-offs	1,104	(1,032)	3,651	2,538	(249)
Balance at end of period	$78,266	$81,371	$85,339	$92,990	$98,528

Period end loans	$4,506,362	$4,364,838	$4,344,853	$4,332,092	$4,297,364
Average loans	4,436,786	4,344,993	4,323,504	4,327,995	4,256,579
Net loans charged-off to average loans, annualized	0.10%	(0.10)%	0.34%	0.23%	(0.02)%
Allowance to period end loans	1.74%	1.86%	1.96%	2.15%	2.29%

Although we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and we believe that our allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $58 million, or 2.7%, to $2,094 million, or 27.4% of total assets, as of June 30, 2014, from $2,152 million, or 28.4% of total assets, as of December 31, 2013. As of June 30, 2014, the estimated duration of our investment portfolio was 3.1 years, as compared to 3.7 years as of December 31, 2013.

On June 27, 2014, we transferred available-for-sale U.S. agency mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair value of $397 million and $389 million, respectively, into the held-to-maturity category. Net unrealized losses of $8 million included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.3 years.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2014, we had investment securities with fair values aggregating $586 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $9 million as of June 30, 2014, were attributable to changes in interest rates. No impairment losses were recorded during the three or six months ended June 30, 2014 and 2013.

Company-Owned Life Insurance. Company-owned life insurance increased $17 million, or 13.7%, to $139 million as of June 30, 2014, from $122 million as of December 31, 2013, due to the January 2014 purchase of $15 million of life insurance covering certain officers and directors of our bank subsidiary.

Deferred Tax Liability. As of June 30, 2014, we had a net deferred tax liability of $3 million, as compared to a net deferred tax asset of $12 million as of December 31, 2013. The shift in deferred taxes from a net asset to a net liability was primarily due to decreases in deferred tax assets related to unrealized losses on available-for sale investment securities. Contributing to the decrease in deferred tax assets related to unrealized losses on available-for-sale investment securities was the June 27, 2014 transfer of available-for-sale investment securities with unrealized losses of $8 million into the held-to-maturity category. In addition, the shift in the deferred taxes from a net asset to a net liability was also impacted by reductions in temporary timing differences associated with our allowance for loan losses and increases in deferred tax liabilities related to tax deductible goodwill.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $45 million, or less than 1.0%, to $6,179 million as of June 30, 2014, from $6,134 million as of December 31, 2013. During the first six months of 2014, the mix of deposits continued to shift away from higher costing time deposits to lower costing demand and savings deposits, the result of a sustained low interest rate environment.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	June 30, 2014	Percent of Total	December 31, 2013	Percent of Total
Non-interest bearing demand	$1,533,484	24.8%	$1,491,683	24.3%
Interest bearing:
Demand	1,868,695	30.2	1,848,806	30.2
Savings	1,641,208	26.6	1,602,544	26.1
Time, $100 and over	470,709	7.6	492,051	8.0
Time, other (1)	664,946	10.8	698,666	11.4
Total interest bearing	4,645,558	75.2	4,642,067	75.7
Total deposits	$6,179,042	100.0%	$6,133,750	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $46 million as of June 30,
2014 and $52 million as of December 31, 2013.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $5 million, or 10.2%, to $43 million as of June 30, 2014, from $48 million as of December 31, 2013, primarily due to decreases in our incentive bonus payable reflective of the payment of 2013 incentive bonuses during first quarter 2014.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $37 million, or 4.6%, to $839 million as of June 30, 2014, from $802 million as of December 31, 2013, primarily due to the retention of earnings and decreases in unrealized losses on available-for-sale investment securities.

During the six months ended June 30, 2014, we paid aggregate cash dividends of $14.1 million, or $0.32 per share, to common stockholders, as compared to aggregate cash dividends of $5.6 million, or $0.13 per share, paid during six months ended June 30, 2013. During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders in lieu of the quarterly dividend which would have been declared and paid in January 2013.

During the first six months of 2014, we repurchased and retired 325,418 of our shares of Class A common stock in a combination of privately negotiated and open market transactions at an aggregate purchase price of $8.1 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 6 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of June 30, 2014 and December 31, 2013, the Bank had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of June 30, 2014, we had consolidated leverage, tier 1 and total risk-based capital ratios of 10.35%, 15.02% and 16.69%, respectively, as compared to 10.08%, 14.93% and 16.75%, respectively, as of December 31, 2013. For additional information regarding our capital levels, see “Note 8 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities.
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
Recent Accounting Pronouncements

See “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2014, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2014, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of

the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2014.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2014.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
April 2014	—	$—	—	1,899,645
May 2014	225,063	24.91	225,063	1,674,582
June 2014	—	—	—	1,674,582
Total	225,063	$24.91	225,063	1,674,582

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On July 31, 2014, the Company announced the completion of its acquisition of Mountain West Financial Corp.  The Company expects to complete, subject to its receipt of necessary further regulatory approvals, the subsequent merger of Mountain West Bank, NA into First Interstate Bank on October 18, 2014.

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

31.1*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit Number	Description

31.2*	Certification of Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file

†	Management contract or compensatory arrangement.

*	Filed herewith.

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	July 31, 2014	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date:	July 31, 2014	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer